Form 10-K
period 1996-12-31
IMPSAT CORP
filed 1997-04-02
CIK 1022329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996 OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________ to
         -------------------

                Commission File Number _____


                               IMPSAT Corporation

                                   IMPSAT S.A.

              (Exact name of registrants as specified in its charter)

                Delaware                               52-1910372
                Argentina                             Not Applicable
         (state or other jurisdiction          (IRS employer identification
         of incorporation or organization)     number)

                            Alferez Pareja 256 (1107)
                             Buenos Aires, Argentina
                                 (541) 362-4240
         (Address, including zip code, and telephone number, including area code, of registrants' principal executive offices)


            Securities registered pursuant to Section 12(b) of the Act:
                                      None

         Title of each class     Name of each exchange on which registered

                Securities registered pursuant to Section 12(g) of the Act:

         $125,000,000 12-1/8% Senior Guaranteed Notes due 2003 and the Guarantee with respect thereto.

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. YES   X   NO___
                                                    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrants.

         As of December 31, 1996, IMPSAT Corporation had 77,750,640 shares of Common Stock, $1.00 Par Value, outstanding.

                                     PART I

          Item 1.    BUSINESS

          General

         IMPSAT Corporation (the "Company") is a leading provider of private telecommunications network services in Latin America. The Company provides private network integrated data and voice telecommunications services for national and multinational companies, financial institutions, governmental agencies and other business customers in Latin America. The Company believes that it operates one of the largest shared hub VSAT networks in Latin America. A substantial majority of the Company's revenues currently are derived from Argentina and Colombia where it began commercial operations in October 1990 and December 1992, respectively. The Company is an established provider of such services in Venezuela and Ecuador, where it began operations in January 1993 and January 1995, respectively, and recently has commenced commercial operations in Mexico and the United States in August 1995 and February 1995, respectively. Services are provided through the Company's advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links, and leased satellite and fiber optic capacity.

         The Company has grown rapidly since the commencement of its operations in Argentina in 1990. Its customer base has expanded from 125 customers in two countries as of December 31, 1992 to 907 customers in six countries as of December 31, 1996. During the same period, total revenues on a consolidated basis have grown from $20.5 million to $128.4 million, and EBITDA has grown from $0.7 million to $44.4 million.

         The Company's primary strategy for further growth is to continue to build on its reputation and market presence as the leading provider of private telecommunications network services in Latin America. The key elements of the Company's strategy include: (i) providing tailor-made solutions to meet the particular telecommunications needs of its customers; (ii) delivering premium services using state-of-the-art telecommunications technology that is updated and improved on an ongoing basis, as well as round-the-clock customer support;
(iii) expanding the Company's revenue base by taking advantage of increasing demand for new services from existing customers, increasing the customer base in each of the countries in which it operates and, potentially, expanding its operations into Brazil; and (iv) utilizing a mix of technologies and suppliers.

         The Company is a privately-held corporation, with two stockholders. Seventy-five percent of the Company's common stock is controlled by the Pescarmona Group, a prominent Argentine industrial group, and the remaining 25% is controlled by STET International Netherlands NV ("STET International"), a wholly-owned subsidiary of STET International SpA, the international communications affiliate of the Italian telecommunications holding company STET SpA ("STET"). In addition to its interest in the Company, STET owns holds a 32% interest in Nortel Inversora, S.A., a holding company that owns 60% of the equity of Telecom Argentina Stet-France Telecom S.A. ("Telecom Argentina"), the public telephony operator in Northern Argentina. STET also owns interests in telephone companies in Chile and Bolivia.

         The Company's operations commenced in Argentina in 1990 under the name IMPSAT S.A. ("IMPSAT Argentina"). The Company began operations outside of Argentina with the establishment of IMPSAT S.A. ("IMPSAT Colombia") in 1991 and the establishment of Telecomunicaciones IMPSAT S.A. ("IMPSAT Venezuela") in 1992. IMPSAT Argentina became a 51% owned subsidiary of IMPSAT Corporation on July 5, 1996. New operating subsidiaries were created in Ecuador (IMPSATEL del Ecuador S.A., hereinafter, "IMPSAT Ecuador") and Mexico (IMPSAT, S.A. de C.V., hereinafter, "IMPSAT Mexico") in 1994 and the United States (IMPSAT USA, Inc., hereinafter, "IMPSAT USA") in 1995.

         The Company utilizes satellite, fiber optic cable and microwave links and employs state-of-the-art technology in its network systems. Satellite communication links, which constitute the core of the Company's private network service infrastructure, are complemented and supported by terrestrial microwave radio and fiber optic cable systems.

         The principal services offered by the Company described below are identified by their service marks:

         VSAT. VSAT is a digital information transmission service which permits communications between and among many remote locations and a central location via satellite and a central earth station, known as a

Teleport. Teleports are currently located in Buenos Aires, Argentina; Bogota, Colombia; Caracas, Venezuela; Quito, Ecuador; and Mexico City, Mexico.

         VSAT generates the largest share of the Company's revenues from services, accounting for approximately 49.9% and 43.4% of such revenues during 1995 and 1996, respectively. As of December 31, 1996, the Company had 3,476 VSAT microstations installed throughout Latin America.

         Dataplus. Dataplus is a high capacity digital information transmission ("SCPC") service designed for customers that require speedy transmission of large quantities of information between relatively few fixed locations. Dataplus is the second most significant of the Company's private telecommunications network service offerings in terms of revenue generation. Dataplus accounted for approximately 22.7% and 23.3% of the Company's revenues from services in 1995 and 1996, respectively. At December 31, 1996, the Company had a total of 704 Dataplus earth stations installed.

         Teledatos Networks. Teledatos Networks are microwave and fiber optic cable Metropolitan Area Networks ("MANs"). The Company's first Teledatos network was established in Buenos Aires, Argentina in 1990. Other Teledatos networks now exist in Cordoba, Mendoza, Rosario, Mar del Plata, Tucuman and La Plata, Argentina; Bogota, Medellin, Cali and Barranquilla, Colombia; and Caracas, Venezuela. At December 31, 1996, there were 1,172 connections in service on the Teledatos networks.

         Regional Teleports. Regional Teleports are earth stations linking smaller MANs outside a country's capital to the Teleport in that country via satellite. The first Regional Teleport was established in Mendoza, Argentina in 1991, and the Company now has Regional Teleports in Cordoba, Rosario, Tucuman, La Plata and Mar del Plata in Argentina; Medellin, Cali and Barranquilla in Colombia; and Guayaquil, Ecuador. Customers are connected to a Regional Teleport through one of the Company's MANs, or by microwave radio or satellite links.

         Difusat. Difusat is the Company's unidirectional Teleport-to-VSAT broadcast service whereby a signal received by a Teleport is transmitted to multiple locations. The source of the information to be broadcast is generally connected to the Teleport through a Teledatos network. The Teleport transmits the information to the receive-only VSAT receptors via satellite. At December 31, 1996, the Company had installed 501 Difusat microstations.

         Interplus. Interplus is an SCPC transmission service which provides international transmission of data, voice and video. The Company currently provides Interplus links among eleven countries -- Colombia, Venezuela, Bolivia, Peru, Ecuador, Curacao, Mexico, Chile, Panama, the United States and Italy. International private line services such as Interplus are traditionally provided by local carriers in each country acting as correspondents and establishing dedicated telecommunications links between their facilities. Due to its widespread operational presence in Latin America, the Company is often able to offer its Interplus service using its own facilities and personnel at both ends of the private line circuit. To date, the Company has signed Interplus correspondent agreements with carriers in Brazil, Curacao, Costa Rica, El Salvador, Paraguay, and Uruguay. In addition, the Company is currently negotiating correspondent agreements with carriers in Honduras, Bolivia and Guatemala.

         Global Fax. Global Fax is a fax store and forward service which receives facsimile transmissions from customers, temporarily stores the data and then retransmits it to designated addressees. In Argentina, as of December 31, 1996, the Company had 240 customers for this service and was handling approximately 120,000 pages per month.

         New Services. The principal new services and products developed and commercialized during 1996 include Internet access services, Minidat, videoconferencing and Conexia.

         With respect to the Internet, the Company has taken a number of actions regarding the expansion as a regional Internet access provider of dedicated and dial-up connections between Latin America and the United States Internet backbone. To this end, the Company is pursuing several avenues, including entering into marketing agreements with local retail service providers and establishing relationships with Internet service providers in the United States. The Company has entered into agreements with several retail entities which will market the Company's Internet access service to their customers, including agreements with VideoCable

Comunicaciones S.A. (VCC), a leading Argentine cable company, Banco Mayo, an Argentine commercial bank and Diario Uno, one of the principal newspapers in Mendoza, Argentina and also directly markets Internet access to retail customers in Argentina, Colombia, Venezuela and Ecuador. The Company intends to offer Internet access services to new and existing customers, including universities, institutions, governmental agencies and corporations. Services offered are expected to include access software, electronic mail, network and worldwide web site implementation and maintenance. In providing Internet access services, the Company utilizes Interplus links between its Teleports in Latin America and IMPSAT USA's leased teleport facilities in Florida and New Jersey, which then provide connections to the United States Internet backbone through MCI Communications Corporation, Sprint Corporation, Intermedia Communications and UUNET.

         In December 1996, the Company initiated a new service, called Minidat. Minidat represents a lower cost alternative for satellite data transmission for users that maintain a large quantity of transmission points but require only a lower volume usage of satellite capacity. Minidat was established to meet the data transmission requirements of customers operating point of sales systems, automated teller machines, lottery ticket sales, reservation systems, wholesaler and inventory control and management systems and entertainment facilities (sports arenas, theaters, etc.). The Company's Minidat service is provided for a lower monthly fee than its other services. The Company contemplates that it will provide its Minidat customers with two pricing options, one in which the customer purchases the remote terminals required to deliver the service and one in which the Company provides the equipment (as is the case for the Company's VSAT and Dataplus services).

         Another new service option commenced in 1996 by the Company involves the use of video teleconferencing, including interactive teleconferencing for educational and training purposes. The Company contemplates that such services would be provided to governmental, educational, national and international businesses that desire to utilize interactive teleconferencing for educational, training and conferencing purposes. The Company's videoconferencing services will utilize VSAT and SCPC technology combined with specialized equipment for connection to VCRs, television and PC monitors.

         Finally, in 1996 IMPSAT Argentina introduced a new service called Conexia for the private telecommunications network needs of customers such as health management organizations (HMOs). Through the Conexia service, HMO customers will be able to communicate among their different operating locations (laboratories, supply facilities, clinics and hospitals) in a real time environment, thereby increasing the efficiency of the operations. In connection with the provision of the Conexia service, IMPSAT Argentina has created a dedicated computer network at its Buenos Aires Teleport facility for Conexia users.

         The following table shows the Company's revenue breakdown by service for the years ended December 31, 1995 and 1996:

                                            Year ended December 31,
                                            ----------------------
                                               1995          1996
                                            ----------------------
                                              ($ in thousands)
          Service
          VSAT............................  $ 52,756      $55,680
          Dataplus........................    23,953       29,962
          Other (1).......................    28,932       42,751
                                            --------     --------
          Total...........................  $105,641     $128,393
                                            ========     ========

--------------
(1) The figure for "Other" includes revenues from the Company's Teledatos networks, Regional Teleports, Difusat, Interplus, Global Fax and Internet services.


Customers

         The Company's largest customers consist of major governmental agencies, financial institutions and leading national and multinational corporations and private sector companies, including YPF S.A., Reuters, Banco de Galicia y Buenos Aires S.A. and Occidental Petroleum. As of December 31, 1996, the Company's ten largest customers accounted for approximately 26.6% of the Company's revenues. The percentage of revenues represented by the Company's ten largest customers at December 31, 1995 was approximately 30%.

         The Company's ten largest customers as of December 31, 1996 were: Banco de la Nacion Argentina (BNA), a state-owned bank and the largest bank in Argentina, with 525 branches throughout Argentina; Administracion Nacional de la Seguridad Social (ANSeS), the Argentine Social Security Administration; Banco de Galicia y Buenos Aires S.A., a private bank with 170 branches throughout Argentina; Empresa Nacional de Correos y Telegrafos S.A. (ENCOTESA), the Argentine national postal service; YPF S.A., which is engaged in hydrocarbon exploitation and is the largest company in Argentina; Banco de Colombia, a private bank headquartered in Bogota, Colombia and the second largest commercial bank in Colombia; Gendarmeria Nacional Argentina (GNA), the Argentine governmental agency charged with policing Argentina's borders; Gobierno de la Provincia de Buenos Aires, an Argentine provincial government; Bansud S.A. (formerly Banco del Sud), a private bank with approximately 120 branches in Argentina and BANELCO S.A., a private company engaged in electronic banking activities, with approximately 510 electronic banking posts in Argentina.

         The following table sets forth the Company's customers by country as of the dates indicated(1):

                                                  Number of customers
                                                  as of December 31,
                                                 --------------------
                                                    1995        1996
            Country                              --------------------
            Argentina(2).......................      319          358
            Colombia...........................      271          410
            Venezuela..........................       39           76
            Ecuador............................       25           44
            Mexico.............................        2           10
            USA................................       --            9
                                                  ------       ------
            Total..............................      656          907
                                                  ======       ======
-------------
(1) Totals presented do not include customers from the Company's new services such as Internet, Global Fax and Minidat.

(2) The number of customers for IMPSAT Argentina is presented as of November 30, 1995 and 1996.

Sales, Marketing and Customer Service

         In addition to its salaried business unit personnel, the Company often utilizes the services of third party sales representatives to assist in generating sales and managing the contract process between the Company and potential customers. Such third parties typically receive a commission and royalties from the Company based on the value of the contract signed. To date the practice of utilizing third party sales representatives in connection with the generation and servicing of customer contracts has been employed predominantly in the case of IMPSAT Argentina, although third party sales representatives have also recently been utilized in connection with IMPSAT Colombia's customer generation. With respect to the other countries in which the Company currently operates, the Company principally has utilized its own sales force for the generation and servicing of customer contracts. The Company anticipates that it will continue to rely on such third party sales representatives in connection with its operations in Argentina and, to a lesser extent, Colombia and that it primarily will use its own sales force in other countries in which it does business.

         As of November 30, 1996, of IMPSAT Argentina's total customer base of 358, IMPSAT Argentina had entered into contracts with third party sales representatives for approximately 10.3% of its customer contracts, including a number of its largest contracts. Although the financial terms of IMPSAT Argentina's contracts with the third party sales representatives vary based on the customers involved and the particular assistance provided by the representatives, the commissions paid to third party sales representatives equal approximately 8.9% of IMPSAT Argentina's total revenues for 1996.


Competition

         The Company's competitors fall into three broad categories. The first category is comprised of the monopoly providers of public telephony services ("PTOs") in each of the countries in which it operates. The second category of competitors is comprised of other companies, engaged in essentially the same business as the Company, that operate competing VSAT and other satellite data transmission businesses, along with other terrestrial telecommunications links. The third category is comprised of companies that do not sell data transmission services, but only the equipment for privately owned networks that are operated and maintained by the customer. In addition, potential future competitors include certain of the large international long distance carriers which will be able to enter the local Latin American telecommunications markets in the coming years as the monopolies granted to the PTOs expire.

         Regarding the first group of competitors, the Company's further expansion into the integrated private network systems market, along with continued deregulation of the telecommunications industry in Latin America, will bring the Company into direct competition with the PTOs. A number of PTOs in the countries in which the Company operates have recently established and marketed "large customer" or "grand user" business units in an attempt to provide dedicated services to the type of customer that represents the Company's targeted market. The Company believes that by establishing itself in the short-term as a reliable, high-quality provider of private network systems it will be able to maintain its current customers and successfully attract new customers. The Company will consider strategic alliances and other cooperative ventures with the PTOs in the area of private telecommunications network services to take advantage of each partner's relative strengths.

         With respect to the second category, i.e., current operators in the data transmission sector of the telecommunications industry, the Company's competitors, many of whom operate VSAT systems, include international satellite providers such as COMSAT Corp. and local data transmission providers.

         The third category of competitors are comprised of companies that do not sell data transmission services, but merely supply the equipment necessary for a customer to establish and maintain its own private network. The Company believes that, with respect to this category of competitors, the Company possesses significant competitive advantages by providing comprehensive telecommunications services that offer the benefits of a private network while freeing the customers from the burdens of operating and maintaining the network.

         The Company believes that the principal barriers to entry for prospective providers of private network services such as those offered by the Company are and will continue to be the development of the requisite understanding of customer needs, and the technological and commercial experience and know-how to provide quality services to meet those needs. The Company believes that its operating experience as a pioneer in providing shared hub VSAT services, its position as market leader and its significant existing network infrastructure in its markets, and ability to offer a diversity of cost-efficient networking solutions, will continue to provide it with significant competitive advantages.


         Regulation

         The Company is subject to regulation by the national telecommunications authorities of the countries in which it operates, and its operations require the procurement of permits and licenses from such authorities. While the Company believes it has received all authorizations from regulatory authorities that are required for it to offer its services in the countries in which it currently operates, the current conditions governing the Company's service offerings may be altered by future legislation or regulation. Such future legislation or regulation could favorably or unfavorably affect the Company's business and operations.

         In January 1997, the Argentine government decreed a restructuring of telephone rates which reduced rates for domestic long distance and international telephone services by an estimated average of 25% and 42%, respectively. Argentina's long distance and international telephone services are provided by Telecom Argentina and Telefonica de Argentina S.A. ("Telefonica"), the PTOs in northern and southern Argentina, respectively. On February 7, 1997, an Argentine federal court suspended the rate restructuring until the court could rule more broadly on the legality of the decree. The Company does not anticipate that any such rebalancing would materially affect the Company's business or operations.


Employees

         As of December 31, 1996, the Company employed a total of 620 persons, of whom 254 were employed by IMPSAT Argentina and 175 were employed by IMPSAT Colombia. The number of employees of the Company has generally increased and is expected to continue to increase as a result of the Company's expansion in the countries in which it operates and into new countries. The Company does not have any long-term employment contracts with any of its employees, including management, and none of its employees are members of any union. The Company believes that its relations with its employees are good.


Satellite Capacity

         As of December 31, 1996, the Company had a total leased capacity of
253.03 MHz on six satellites. The Company has satellite leases on the Intelsat 706 and 709 satellites for 50.0 MHz and 115.0 MHz of capacity, respectively, which are not scheduled to expire before April 1, 2000. The Company's leased satellite capacity on the Intelsat satellites is leased both directly by the Company's operating subsidiaries and through sub-leases with Intelsat participants, such as the Argentine Comision Nacional de Telecomunicaciones ("CNT"). The Company also has leased 23 MHz of capacity on Nahuelsat's, ANIK A satellite which will expire on March 1, 1998. The Company has 42.23 MHz of leased capacity on PanAmSat's PAS-1 satellite until the end of the useful life of the satellite (estimated to be December 31, 2001). The Company also entered into an agreement at the end of December 1996 to lease 54 MHz of capacity on PanAmSat's PAS-3 Satellite commencing in 1997. The Company currently has 1.10 MHz of capacity (with an option to lease up to 9 MHz of capacity) on Mexico's Solidaridad-II satellite which expires on February 28, 1998. The Company's total lease payments for satellite capacity totaled $10.9 million in 1995, and increased to approximately $13.9 million in 1996. The Company anticipates that it will contract for additional leased satellite capacity as needed to the extent that the Company's business so requires.

         In 1996 and 1997, IMPSAT Argentina acquired an aggregate 0.21% interest in Intelsat for a total of $4.3 million. As a direct member of Intelsat, IMPSAT Argentina currently leases 36 MHz of satellite capacity on Intelsat 709 directly from Intelsat without being required to pay a 10% fee with respect to such capacity to the CNT.

Recent Developments

         Exchange Offer. On January 24, 1997, the Company completed an Exchange Offer (the "Exchange Offer") for its 12 1/8% Senior Guaranteed Notes due 2003 (the "New Notes"), registered under the Securities Act of 1933, as amended, pursuant to an effective registration statement (the "Registration Statement"), for its outstanding, unregistered 12 1/8% Senior Guaranteed Notes due 2003 (the "Old Notes") (the New Notes and the Old Notes collectively, the "Notes"). At the expiration of the Exchange Offer, the Company had accepted Old Notes in principal amount of $123,483,000 in exchange for a like principal amount of New Notes.

         BNA Contract. As noted under "Customers" above, the Company's largest customer as of December 31, 1996 was Banco de la Nacion de Argentina, a state-owned commercial bank with 525 branches throughout Argentina. Pursuant to contracts with BNA, IMPSAT provides BNA with data transmission services through 525 VSAT microstations and 5 Dataplus earth stations. On December 27, 1996, IMPSAT Argentina and BNA signed a one-year, noncancelable extension covering private telecommunications network services provided by IMPSAT S.A. with respect to 125 branches of BNA. The contract extension included the provision of additional, value-added services by IMPSAT S.A. to BNA, including electronic mail and exchange and clearing services, for use by BNA in all of its 527 branches.

         BNA in the fourth quarter of 1996 solicited proposals through a public bidding process for the private telecommunications network services covered by its contract with IMPSAT Argentina scheduled to expire in the first quarter of 1997, which solicitation sought bids for the provision of such services for all of BNA's 527 branches for a three-year term. BNA announced the opening of the bids on January 6, 1997 and declared that Startel, S.A. ("Startel"), IMPSAT Argentina's largest competitor, had submitted the lowest bid. Startel is a joint venture between Telecom Argentina and Telefonica.

         On January 10, 1997, IMPSAT Argentina filed a protest with BNA regarding Startel's bid. IMPSAT Argentina's protest was based on a ruling of the Federal Court of Appeals in Administrative Law Chamber No. 4 (the "Appeals Court") on December 20, 1996, in which the Appeals Court affirmed the decision of the Administrative Court of the First Instance (the "Administrative Court") that the use by Startel of the telecommunications infrastructure owned by its shareholders, Telefonica and Telecom Argentina, for the provision of data transmission services violated the Argentine telecommunications law, which prohibits companies providing public telephony services from also providing data transmission services.

         On February 28, 1997, BNA announced a pre-adjudication of the bid to Startel. Under applicable Argentine public bidding procedures, such a pre-adjudication is a preliminary action taken by the entity soliciting bids as an indication of the party to whom the solicitation should be awarded. On March 8, 1997, IMPSAT Argentina filed a formal protest of such pre-adjudication with Startel based on the Appeals Court ruling described in the preceding paragraph.

         In light of the developments relating to the BNA bid, the Company is unable currently to assess the effect of the bid results on the likelihood of BNA's renewal of IMPSAT Argentina's expiring contract with BNA. IMPSAT Argentina intends to pursue vigorously its protest of Startel's bid based on the ruling of the Appeals Court regarding the legality of Startel's provision of services using Telefonica and Telecom Argentina's public telephone networks and intends to challenge the award of any contract to Startel if and when such a contract were to be awarded by BNA to Startel. In the interim, the Company anticipates that IMPSAT Argentina will continue providing services to BNA pursuant to its existing contract. The loss of the BNA contract is likely to adversely affect the Company's and IMPSAT Argentina's results of operations.

         Startel. In 1994, IMPSAT Argentina filed a claim with the CNT that the leasing by Telefonica and Telecom Argentina of capacity on their networks to Startel, their joint venture company, for data transmission services violated the Argentine telecommunications law, which prohibits companies providing public telephony services from also providing data transmission services. The CNT ruled in favor of IMPSAT Argentina in May 1995, but the CNT's ruling was overturned by the Argentine Ministry of Economy and Public Works (the "Economy Ministry") in August 1995. IMPSAT Argentina appealed the Economy Ministry's ruling in September 1995 to the Administrative Court. The Administrative Court held in May 1996 that the Economy Ministry's ruling was contrary to law and ruled in favor of IMPSAT Argentina. Startel appealed the Administrative Court's ruling to Appeals Court. As noted under "Recent Developments - BNA Contact," the Appeals Court on December 26, 1996 affirmed the ruling of the lower court. In February 1997, Telecom Argentina and Telefonica filed an appeal with the Argentine Supreme Court against the judgment of the Appeals Court, which appeal is pending.

         IMPSAT Brazil. The Board of Directors of the Company is currently discussing the terms of the contribution of the capital stock of IMPSAT Comunicacoes Ltda., a company organized and existing under the laws of the Republic of Brazil ("IMPSAT Brazil"), by Nevasa Holdings Ltd. ("Nevasa"), the Company's majority shareholder, to the Company. IMPSAT Brazil had been established in 1993 by Nevasa to apply for a value-added telecommunications license in Brazil and to develop such business in Brazil with the understanding between Nevasa and STET International that IMPSAT Brazil would be combined with the Company at a later date when agreed upon by the shareholders. As of December 31, 1996, IMPSAT Brazil was providing private network telecommunications services in Brazil to Shell de Brasil S.A., through six Dataplus earth stations. There can be no assurance that IMPSAT Brazil will be contributed to the Company nor of the terms upon which such contribution would be made.

         Contribution of Minority Interest of IMPSAT Argentina. The Board of Directors of the Company also is considering the contribution by Nevasa and STET International to the Company of their combined direct 44.2% interests in IMPSAT Argentina to the Company. If adopted by the Board and agreed to by Nevasa and STET International, the Company's ownership of IMPSAT Argentina would increase from 51.0% to 95.2% upon the completion of the contribution of capital. In addition to Board and shareholder approval, the contribution would be subject to compliance with the terms of the Indenture governing the Notes and other legal requirements, and there can be no assurance that such event will occur.

Item 2. PROPERTIES

         Teleports. The Company operates Teleports in Buenos Aires, Argentina; Bogota, Colombia; Caracas, Venezuela; Quito, Ecuador; and Mexico City, Mexico.

         Regional Teleports. As of December 31, 1996, the Company was operating a total of ten Regional Teleports in major cities in Argentina, Colombia and Ecuador.

         Teledatos Networks. The Company has fiber optic and microwave MANs in major cities in which it operates for connection with the Teleport or Regional Teleport in such cities. Additionally, the Company manages and operates a fiber optic network covering 186 route miles in Bogota, Colombia, pursuant to a joint venture with Empresa de Telecomunicaciones de Santafe de Bogota, the Colombian PTO that provides local telephone service in the Bogota, Colombia region. The Teledatos networks, which as of December 31, 1996 were operating in a total of twelve cities and covered a total of 2,658 square miles, permit efficient connection to the Company's Teleports and Regional Teleports.

         The Company also operates in Argentina a high capacity digital microwave circuit that provides voice and data telecommunications links between user sites in Buenos Aires and Mendoza.

         Undersea Fiber Optic Cable Networks. The Company is a member of the Americas-1 and Columbus-II undersea fiber optic cable consortia, and has purchased an initial total of 2 Mbps capacity on both systems for use in its Interplus service. If needed, more capacity may be purchased by the Company in the future. Americas-1, which commenced commercial operation in December 1994, is a 4,960 mile fiber optic cable system connecting Vero Beach, Florida in the United States with the U.S. Virgin Islands, Trinidad, Brazil and Venezuela. Americas-1 is owned by a consortium of 64 carriers from 42 countries and plans to extend its links to Curacao and Argentina. Columbus-II, which commenced service in mid-1994 and is owned by 56 telecommunications administrations in 40 countries, links Mexico, Florida, the U.S. Virgin Islands, Spain, Portugal and Italy with about 7,440 miles of fiber optic cable.


Item 3. LEGAL PROCEEDINGS

         The Company is involved in or subject to various other litigation and legal proceedings incidental to the normal conduct of the Company's business, including with respect to regulatory matters. In addition to the matters described above under "Recent Developments - BNA Contract" and "Recent Developments - Startel" the Company was involved in the following legal matters in 1996:

         DGI. In June 1996, as a result of certain controversies regarding a contract between the Direccion General Impositiva ("DGI"), the Argentine governmental agency charged with the collection of taxes, and another company, a member of the Argentine legislature made public statements suggesting that certain other contracts entered into by DGI, including DGI's contract with IMPSAT Argentina, be reviewed. IMPSAT Argentina has not received any indication that any review is being undertaken in respect of its contract with DGI, which expired in the fourth quarter of 1996. In December 1996, IMPSAT Argentina and DGI entered into a one-year extension of IMPSAT Argentina's contract with DGI. IMPSAT Argentina believes that its contract with DGI was awarded in compliance with applicable law and does not believe that such matter will have an adverse effect on its financial condition or results of operations.

         BNA. According to Argentine press reports during February 1996, the General Auditor of the Argentine Republic commenced an investigation into the manner in which BNA, a state-owned commercial bank which is IMPSAT Argentina's largest customer, awarded contracts to its service providers, including IMPSAT Argentina. Such reports stated that the General Auditor raised concerns regarding the failure by BNA to follow its public bidding procedures in selecting IMPSAT Argentina to provide it with private telecommunications network services. IMPSAT Argentina has not received any formal or informal notice from the General Auditor, BNA or any other person concerning such matter and does not believe that such matter will have an adverse effect on its financial condition or results of operations. IMPSAT Argentina believes that the award of its contract by BNA and its dealings with BNA have been in full compliance with all applicable legal norms. For a description of the current status of IMPSAT Argentina's contracts with BNA, refer to "Recent Developments - BNA Contract."

         ENCOTESA. In November 1996, IMPSAT Argentina filed suit against ENCOTESA for amounts due and arising under IMPSAT Argentina's contracts with ENCOTESA, the Argentine national postal service, totalling $5.1 million, plus interest on such amounts. ENCOTESA was the Company's single largest delinquent customer as of December 31, 1996. As of November 30, 1996, ENCOTESA accounted for 54.3% of IMPSAT Argentina's receivables past due more than six months but less than one year and for 46.3% of IMPSAT Argentina's receivables past due in excess on one year. ENCOTESA, which was the Company's fourth largest customer as of December 31, 1996, is experiencing financial and operating difficulties, and the Argentine legislature is currently debating the means to address ENCOTESA's difficulties, including the possible privatization of the agency. IMPSAT Argentina is currently discussing with ENCOTESA modifications to the amount of services being provided under ENCOTESA's contracts with IMPSAT Argentina, which currently result in monthly invoices of $218,000. IMPSAT Argentina at the end of 1996 began to reserve 100% for all of its current invoices submitted to ENCOTESA. As of November 30, 1996, the Company was providing ENCOTESA with 200 VSATs and
1 Dataplus earthstation, under contracts which are scheduled to expire in August 1997 and 1999, respectively. ENCOTESA has requested IMPSAT Argentina to remove 33 VSAT microstations from facilities where ENCOTESA is not utilizing such equipment. On December 27, 1996, ENCOTESA filed its reply to IMPSAT Argentina's claim. The court has not yet ruled upon IMPSAT Argentina's claim against ENCOTESA. The Company will continue to assess the effect that the ENCOTESA receivables situation will have on its results of operations, liquidity or capital resources.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           Not Applicable.


                                     PART II

Item 5     MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Not Applicable

Item 6.    SELECTED FINANCIAL DATA

         The following selected financial and other data are for the Company on a consolidated basis and separately for IMPSAT Argentina and its consolidated subsidiaries, in each case in accordance with U.S. GAAP. The Company's subsidiaries use the U.S. dollar as their functional currency. The Company owns less than a 100% equity interest in certain of its subsidiaries, including a 51% equity interest in IMPSAT Argentina, a 74% equity interest in IMPSAT Colombia and a 75% equity interest in IMPSAT Venezuela. The consolidated financial data contained herein are presented as if IMPSAT Corporation owned its current percentage of capital stock of its operating subsidiaries during all periods, and as of all balance sheet dates, presented.

         The fiscal year of the Company and all of its subsidiaries, other than IMPSAT Argentina, ends on December 31, and IMPSAT Argentina's fiscal year ends on November 30. The consolidated financial results of the Company for the years ended December 31, 1992, 1993, 1994, 1995 and 1996 incorporate IMPSAT Argentina's results for the twelve months ended November 30, 1992, 1993, 1994, 1995 and 1996, respectively.

         The selected financial data for the Company and for IMPSAT Argentina have been derived from the Company's consolidated financial statements and IMPSAT Argentina's consolidated financial statements audited by Deloitte & Touche LLP and Deloitte & Touche, Argentina, respectively, independent auditors, whose reports thereon are included elsewhere in this Annual Report on Form 10-K.

                                   THE COMPANY

                                          Year Ended December 31,
                              ------------------------------------------------
                               1992     1993      1994       1995        1996
                               ----     ----      ----       ----        ----
                                     (U.S.$ thousands except for ratios)

STATEMENT OF OPERATIONS DATA:
Net revenues from
  services ................  $20,449   $37,695   $ 77,679   $105,641   $128,393
Costs and expenses:
   Variable cost of
     services .............   (6,073)   (8,905)   (12,770)   (18,818)   (21,494)
   Satellite capacity .....   (1,285)   (3,126)    (7,734)   (10,973)   (13,925)
   Salaries, wages and
     benefits .............   (4,413)   (7,756)   (13,528)   (22,220)   (25,561)
   Selling, general and
     administrative .......   (8,015)   (9,244)   (19,148)   (26,094)   (23,030)
   Depreciation and
     amortization .........   (3,699)   (6,324)   (12,874)   (20,653)   (26,318)
                             -------   -------   --------   --------   --------
Operating income:
(loss) ....................   (3,036)    2,340     11,625      6,883     18,065
Other income (expenses):
   Interest (expense)
     income, net ..........       37    (6,220)    (8,231)   (15,677)   (23,815)
   Net gain on foreign
     exchange .............      340     1,518      1,352      1,838        910
   Other income (expenses),
     net ..................    1,032      (684)       599        511      1,035
                             -------   -------   --------   --------   --------
Income (loss) before
  income taxes and
  minority interest .......   (1,627)   (3,046)     5,345     (6,445)    (3,175)
(Provision for) Benefit
  from income taxes .......    1,977     1,428      3,155        740     (3,542)
                             -------   -------   --------   --------   --------
Income (loss) before
  minority interest .......      350    (1,618)     8,500     (5,705)    (6,717)
Income attributable to
  minority interest .......   (1,315)   (1,218)    (5,464)    (1,712)    (1,766)
                             -------   -------   --------   --------   --------
Net income (loss) .........  $  (965)  $(2,836)  $  3,036   $ (7,417)  $ (8,483)
                             =======   =======   ========   ========   ========

OTHER FINANCIAL DATA:
EBITDA (1) ................  $   663   $ 8,664   $ 24,499   $ 27,536   $ 44,383
Ratio of earnings to
  fixed charges (2) .......       --        --       1.38x        --         --
Ratio of EBITDA to
  interest expense ........     4.22x      1.30x      2.90x     1.67x      1.76x

                                             As of December 31,
                             -------------------------------------------------
                               1992     1993       1994       1995       1996
                               ----     ----       ----       ----       ----
                                    (U.S.$ thousands except for ratios)

BALANCE SHEET DATA:
Cash and cash
  equivalents .............  $ 1,426  $  7,130   $ 32,135   $  6,216   $ 28,895
Total current assets ......   13,657    26,344     57,948     36,906     73,774
Net property, plant
  and equipment ...........   47,926    77,970    152,909    199,701    227,086
Total assets ..............   67,139   111,283    222,684    249,095    315,230
Total current
  liabilities .............   25,528    24,796     68,984    128,813     78,126
Total short-term debt and
  current portion of
  long-term debt ..........   14,924    11,246     48,047     97,510     42,874
Total long-term
  debt, net ...............        2    35,152     59,437     30,200    156,230
Minority interest .........    1,345    19,614     24,893     28,476     30,242
Stockholders' equity ......   22,579    26,794     62,780     55,363     46,880


                                                  As of December 31,
                                       ---------------------------------------
                                       1992     1993    1994     1995     1996
                                       ----     ----    ----     ----     ----
OPERATING DATA:
VSAT microstations
  installed ......................      558      931    1,925    2,841    3,476
Dataplus earth stations
  installed ......................       42      129      271      443      704
Satellites linked ................        3        3        4        4        6
Leased satellite
  capacity (Mhz) .................     30.0     51.5    128.4    198.3    253.0
Teleports ........................        2        2        3        4        5
Teleport antennas ................        5       10       16       22       23
Regional Teleports ...............        2        6        9       10       10
Teledatos Networks ...............        3        6       12       12       12
Customers ........................      133      262      445      656      907

                                IMPSAT Argentina

                                           Year Ended November 30,
                                ---------------------------------------------
                                1992      1993      1994       1995      1996
                                ----      ----      ----       ----      ----
                                     (U.S.$ thousands except for ratios)
STATEMENT OF OPERATIONS DATA:
Net revenues from
  services .................. $20,379   $34,672   $ 63,999   $ 80,346   $85,145
Costs and expenses:
   Variable cost of
     services ...............  (1,371)   (2,956)   (11,040)   (11,083)  (14,665)
   Satellite capacity .......  (1,215)   (2,262)    (5,902)    (8,358)   (9,503)
   Salaries, wages and
     benefits ...............  (3,589)   (5,733)    (9,567)   (12,697)  (12,590)
   Selling, General and
     administrative .........  (6,325)   (5,425)   (12,885)   (17,814)  (10,731)
   Depreciation and
     amortization ...........  (3,667)   (5,570)   (10,719)   (16,067)  (18,786)
                              -------   -------   --------   --------   -------
Operating income (loss) .....   4,212    12,726     13,886     14,327    18,870
Other income (expenses):
   Interest (expense)
     income, net ............      37    (5,453)    (4,556)   (10,384)  (12,527)
   Other income
   (expense), net ...........   1,032      (468)       (83)       523       638
                              -------   -------   --------   --------   -------
Income before income
  taxes and minority
  interest ..................   5,281     6,805      9,247      4,466     6,981
(Provision for) Benefit
from income taxes ...........    --        --        3,220       --      (3,963)
                              -------   -------   --------   --------   -------
Income before minority
  interest ..................   5,281     6,805     12,467      4,466     3,018
(Income) Loss attributable
  to minority interest ......    --        --           (3)         6         3
                              -------   -------   --------   --------   -------
Net income .................. $ 5,281   $ 6,805   $ 12,464   $  4,472   $ 3,021
                              =======   =======   ========   ========   =======

OTHER FINANCIAL DATA:
EBITDA(1) .........................  7,879   18,296   24,605   30,394   33,911
Ratio of earnings
  to fixed charges(2) .............  2.26x    2.24x    2.92x    1.37x    1.57x
Ratio of EBITDA to
  interest expense ................  4.22x    3.22x    5.17x    2.90x    3.53x


                                                As of November 30,
                                   -------------------------------------------
                                   1992     1993      1994      1995      1996
                                   ----     ----      ----      ----      ----
                                       (U.S.$ thousands except for ratios)
BALANCE SHEET DATA:
Cash and cash equivalents ...... $ 1,422  $  6,749  $    514  $  1,160  $  1,882
Total current assets ...........  10,664    24,441    22,169    20,776    28,823
Net property, plant
  and equipment ................  40,264    58,393   118,024   140,205   143,430
Total assets ...................  51,666    83,650   144,504   165,945   174,239
Total current liabilities ......  21,157    14,245    54,331   102,557    45,038
Total short-term debt and
  current portion of
  long-term debt ...............  14,924     3,867    37,275    70,998    25,512
Total long-term debt, net ......       2    31,476    39,609     8,705     4,270
Long-term advances
  from parent company ..........    --        --        --        --      69,719
Minority interest ..............    --        --           9         3      --
Stockholders' equity ...........  26,194    33,000    43,964    48,436    51,457

                                                  As of November 30,
                                      ----------------------------------------
                                       1992     1993     1994    1995     1996
                                       ----     ----     ----    ----     ----
OPERATING DATA:
VSAT microstations
  installed ........................    543      756    1,462    1,951    2,111
Dataplus earth stations
  installed ........................     40      114      236      355      398
Satellites linked ..................      2        3        4        4        6
Leased satellite
  capacity (Mhz) ...................   25.0     31.0     96.0    148.0    148.0
Teleports ..........................      1        1        1        1        1
Teleport antennas ..................      4        8       11       12       12
Regional Teleports .................      2        5        6        6        6
Teledatos Networks .................      3        6        7        7        7
Customers ..........................    125      200      292      319      358

--------

(1) EBITDA consists of operating income (loss) plus depreciation and amortization and income taxes. EBITDA is presented because it is a measure commonly used in the industry and to enhance an understanding of the Company's operating results and is not intended to represent or be a substitute for cash flow under generally accepted accounting principles.

(2) The ratio of earnings to fixed charges is computed by dividing operating income before fixed charges (other than capitalized interest), by fixed charges. Fixed charges consist of interest charges and amortization of debt expense and discount or premium related to indebtedness. Earnings of the Company were insufficient to cover fixed charges by approximately $4.3 million, $11.3 million, $5.2 million, $4.6 million and $7.1 million for the years ended December 31, 1993 and 1995, for the nine months ended September 30, 1995 and 1996, and for the pro forma year ended December 31, 1995, respectively. Earnings of IMPSAT Argentina were insufficient to cover fixed charges by approximately $4.5 million for the year ended November 30, 1991.

(3) Total debt is the sum of short-term and long-term debt. Total capitalization is the sum of total debt, minority interest and stockholders' equity.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Overview

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward looking statements are based upon current expectations and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Form 10-K and the Registration Statement on Form S-4 covering the Exchange Offer. Such factors involve numerous risks and uncertainties that could cause actual results to differ materially including, but not limited to, the effect of changing economic conditions, business conditions and growth in the telecommunications industry in Latin America, the Company's ability to maintain its lending arrangements, or if necessary, access external sources of capital and accurately forecasting capital expenditures. In addition, the Company's future results of operations and financial condition may be adversely impacted by various factors including, primarily, the level of the Company's revenues. Certain of these factors are described in the description of the Company's business, operations and financial condition contained in this Form 10-K. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

Results of Operations

         The following table presents the Company's results of operations as a percentage of revenues:

                                     Year Ended December 31,
                       ---------------------------------------------------
                             1994             1995             1996
                       ---------------  ---------------- -----------------
                         (U.S.$ thousands and % of consolidated revenues)
Revenues               $77,679  100.0%  $105,641  100.0% $128,393    100.0%
Variable costs of
  services              12,770   16.4     18,818   17.8    21,494     16.7
Satellite capacity
  cost                   7,734   10.0     10,973   10.4    13,925     10.8
Salaries, wages,
  and benefits          13,528   17.4     22,220   21.0    25,561     19.9
Selling, general and
  administrative
  expenses              19,148   24.7     26,094   24.7    23,030     17.9
Depreciation
  and amortization      12,874   16.6     20,653   19.6    26,318     20.5
Interest expense, net    8,231   10.6     15,677   14.8    23,185     18.1
Net gain on
  foreign exchange       1,352    1.7      1,838    1.7       910      0.7
Benefit from (provision
  for) foreign income
  taxes                  3,155    4.1        740    0.7    (3,542)    (2.8)
Net income (loss)        3,036    3.9     (7,417)  (7.0)   (8,483)    (6.6)

1996 Compared to 1995

         Revenues. Revenues for 1996 totalled $128.4 million, an increase of $22.8 million, or 21.6%, from 1995. The increase in revenues reflects principally a growth in revenues of IMPSAT Colombia, which totalled $35.1 million, representing an increase of $12.7 million, or 56.7%, from 1995. Revenues at IMPSAT Argentina for 1996 totalled $85.1 million (an increase of $4.7 million, or 5.9%, from 1995), revenues at IMPSAT Venezuela totalled $4.5 million for 1996 (an increase of $2.3 million from 1995), and revenues at IMPSAT Ecuador totalled $2.8 million for 1996 (an increase of $2.2 million from 1995). Revenue growth for 1996 is attributable to an increase in the number of customers and services provided.

         IMPSAT Colombia's customer base increased from 271 at December 31, 1995 to 410 at December 31, 1996. During 1996 IMPSAT Colombia installed 287 VSAT microstations and 148 Dataplus earth stations for new and existing customers. IMPSAT Venezuela also experienced growth in the number of customers and services provided. In Venezuela, the number of customers increased from 39 at December 31, 1995 to 76 at December 31, 1996, and IMPSAT Venezuela installed 96 VSAT microstations and 48 Dataplus earth stations for new and existing customers during 1996. In Ecuador, the number of customers increased from 26 as of December 31, 1995 to 44 as of December 31, 1996, and IMPSAT Ecuador installed 55 VSAT microstations and 5 Dataplus earth stations during 1996.

         The operations at IMPSAT Argentina experienced slower growth than that registered in the other principal countries in which the Company operates. The number of customers at IMPSAT Argentina as of November 30, 1996 totalled 358, compared with 319 customers as of November 30, 1995. During 1996, IMPSAT Argentina installed 160 VSAT microstations and 43 Dataplus earth stations for new and existing customers, as compared to 489 VSAT microstations and 119 Dataplus earth stations installed during 1995. The significant diminution in the level of growth of IMPSAT Argentina's revenues and customer base is related to the recession experienced in Argentina that commenced in 1995 and continued through the first six months of 1996.

         During periods of economic uncertainty certain customers of the Company in Argentina and in other countries in which the Company operates have deferred major corporate expenditures and business decisions, such as the contracting of their telecommunications services. The Company anticipates that its geographic diversification will provide some protection against economic downturns in any particular country, although there can be no assurance in this regard.

         Based on recently reported economic data by the Argentine government, there are signs that indicate that the Argentine economy is in the process of recovering from the recession experienced in 1995. The Argentine government reported preliminary estimates of a full-year 1996 growth of GDP of 4.4% over 1995 levels. The Argentine government estimated that compared to the same periods in 1995, GDP rose 4.8%, 6.7% and 9.2% in the second, third and fourth quarters of 1996, respectively, and declined by 3.2% in the first quarter of 1996. The Company believes that a contribution of the improvement in Argentina's economy should translate into an upward trend in the level of growth of IMPSAT Argentina's revenues and customer base in 1997. However, due to its history of instability and to inherent structural weakness, especially in the public sector, Argentina's economy is susceptible to pressures, including devaluation, inflation, recession and other adverse economic effects. Any of the foregoing could have a material adverse effect on the future results of operations and financial condition of IMPSAT Argentina and the Company.

         The Company continued in 1996 to experience a high rate of renewal among its customers who completed the term of their initial contracts with the Company. In 1996, the Company lost approximately 29 customers.

         The Company's contracts with its customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate at the time of payment between the local currency and the U.S. dollar. Accordingly, inflationary pressures experienced in the Company's country of operations did not have direct effect on the Company's revenues during 1996. Nevertheless, inflation has in the past, and could in the future, adversely affect the economies of the Company's countries of operations by, among other things, increasing the cost of local capital and deterring capital inflows from the United States and elsewhere.

         Variable Cost of Services. The Company's variable cost of services for 1996 totalled $21.5 million, an increase of $2.7 million, or 14.4%, from the Company's variable cost of services for 1995. Of total variable cost of services, $14.3 million related to the operations of IMPSAT Argentina and $5.9 million related to the operations of IMPSAT Colombia, compared to variable cost of services of $14.7 million at IMPSAT Argentina for 1995 and variable cost of services of $3.7 million at IMPSAT Colombia for 1995.

         The principal items comprising total variable cost of services are installation costs and sales commissions paid to third party sales representatives. Installation costs totalled $10.0 million for 1996, or 46.5% of total variable cost of services. The Company utilizes the services of outside providers of installation services in Argentina and Colombia and intends over time to expand the practice of using outside providers in the other countries in which it operates. Variable costs of services declined at IMPSAT Argentina primarily as a result of fewer installations in 1996 due to a lower rate of growth of new services provided and new customers and increased at IMPSAT Colombia because of the rapid growth experienced in that market in new installations and new customers.

         Sales commissions paid to third party sales representatives totalled $9.6 million for 1996, or 44.7% of the Company's total variable cost of services during such period. The overwhelming amount of such sales commissions ($8.5 million, or 88.5% of total sales commissions) were paid to third party sales representatives with respect to customers of IMPSAT Argentina. To date, the practice of utilizing third party sales representatives in connection with the generation and servicing of customer contracts has been employed predominantly in the case of IMPSAT Argentina, although third party sales representatives have also recently been utilized in connection with IMPSAT Colombia's customer generation.

         Satellite Capacity Cost. The Company's satellite lease payments for 1996 totalled $13.9 million, an increase of $2.9 million, or 26.4%, over satellite lease payments for 1995. The Company's costs for satellite capacity are directly related to the increase in the Company's customer and revenue bases, and the Company has acquired additional leased satellite capacity as needed to meet current and projected levels of business. Total leased satellite capacity has increased from 198.3 MHz as of December 31, 1995 to 253.03 MHz as of December 31, 1996.

         Salaries, Wages and Benefits. Salaries, wages and benefits paid by the Company for 1996 totalled $25.6 million, an increase of $3.3 million, or 15.0% over the Company's expenses for salaries, wages and benefits during 1995. The Company increased personnel headcount during 1996 in Colombia, Mexico, Venezuela, Ecuador and the United States and decreased personnel in Argentina. In the second quarter of 1996, IMPSAT Argentina reduced its technical support staff by 17 persons, its sales workforce by 16 persons and its personnel workforce by 11 persons, resulting in the payment of legally required severance payments for such personnel of $713,000 in the second quarter of 1996. This reduction in workforce was made possible by increases in productivity realized as a result of IMPSAT Argentina's organizational restructuring in 1995. The Company also effectuated a small decrease in the number of employees at Resis.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Company consist principally of publicity and promotion costs; provision for doubtful accounts; fees and other remunerations; travel and entertainment; rent; and plant services, telephone and energy expenses.

         The Company incurred selling, general and administrative ("SG&A") expenses of $23.0 million for 1996, a decrease of $3.1 million, or 11.8%, from SG&A expenses incurred by the Company during 1995. SG&A expenses at IMPSAT Argentina for 1996 totalled $10.7 million, a decrease of $3.5 million, or 24.6%, from SG&A expenses incurred by IMPSAT Argentina for 1995. SG&A expenses at IMPSAT Colombia for 1996 totalled $4.3 million, an increase of $0.6 million, or 16.2%, from SG&A expenses incurred by IMPSAT Colombia for 1995.

         Principal items of note with respect to SG&A expenses incurred by the Company in 1996 include the following matters:

         The Company's provisions for doubtful accounts, principally relating to IMPSAT Argentina, increased from $0.4 million for 1995, or 487.3%, to $2.5 for 1996. The Company has increased its allowance for doubtful accounts as a result of certain payment arrears experienced by a number of customers in Argentina. The Company's current policy is to reserve 30% for accounts receivable in excess of 180 days but less than one year, and 100% for all accounts receivable in excess of 360 days; except with respect to ENCOTESA, as to which IMPSAT Argentina as of November 30, 1996 had an allowance for doubtful accounts receivable of $0.5 million with respect to a total of $3.7 million in accounts receivable of 180 days or more. As noted above under "Legal Proceedings," IMPSAT Argentina currently is provisioning 100% for all current invoices delivered to ENCOTESA. As a percentage of gross total revenues, the Company's allowance for doubtful accounts has increased from 1.1% of total revenues for 1995 to 2.8% of total revenues for 1996. The Company believes that its reserve for doubtful accounts is adequate.

         The Company in 1996 commenced efforts to decrease and rationalize its SG&A expenses. Those steps included a decrease in expenses such as corporate travel expenses and a more efficient use of space requirements. IMPSAT Corporation moved its executive offices from the office space which it leased in the business district in downtown Buenos Aires and has centralized its personnel at IMPSAT Argentina's new facility at its Buenos Aires Teleport. The move of IMPSAT Corporation's headquarters personnel to the Buenos Aires Teleport resulted in a savings of $300,000 annually in reduced rental expense in 1996 as compared to 1995.

         Depreciation and Amortization. The Company's depreciation and amortization for 1996 totalled $26.3 million, an increase of $5.7 million, or 27.5%, compared to depreciation and amortization for 1995. Depreciation and amortization for IMPSAT Argentina totalled $18.8 million for 1996, an increase of $2.7 million, or 16.8%, compared to 1995.

         The increase in depreciation and amortization is related principally to the growth in the Company's private telecommunications network systems and the expansion of its facilities. Depreciation and amortization will continue to increase in future periods as the Company anticipates continued expansion of its private telecommunications network systems.

         Interest Expense, Net. The Company's net interest expense for 1996 totalled $23.2 million, comprising interest expense of $25.2 million and interest income of $2.0 million. Net interest expense increased $7.5 million, or 47.8%, from net interest expense for 1995. IMPSAT Argentina's net interest expense for 1996 totalled $13.4 million ($9.6 million of which relates to loans from third parties and $3.8 million of which relates to intercompany loans from the proceeds of the Notes), a decrease of $3.0 million, or 28.8%, from net interest expense for 1995. Net interest expense at IMPSAT Colombia for 1996 totalled $7.3 million ($7.0 million of which relates to loans from third parties and $0.3 million of which relates to intercompany loans from the proceeds of the Notes), an increase of $1.2 million, or 19.7%, from IMPSAT Colombia's net interest expense for 1995. Interest expense with respect to intercompany loans are eliminated in the Company's Consolidated Statement of Operations.

         The increase in net interest expense reflects increased indebtedness of the Company, which grew from $127.7 million as of December 31, 1995 to $199.1 million as of December 31, 1996. In addition, during the period between the consummation of the offering of the Notes and the maturity dates for the indebtedness refinanced with the proceeds of the Notes, the Company has been required to incur the interest expense on the existing indebtedness as well as that on the Notes, which additional interest expense has been offset only partially by the receipt of interest income on the Company's cash balances being held pending repayment. As of November 30, 1996, total outstanding indebtedness at IMPSAT Argentina equalled $101.3 million (including parent company advances of $71.5 million from the proceeds of the Notes), compared to $79.7 million as of November 30, 1995. Total outstanding indebtedness at IMPSAT Colombia as of December 31, 1996 equalled $35.9 million (including parent company advances of $13.0 million from the proceeds of the Notes), compared to $43.6 million as of December 31, 1995. The average interest rate on the Company's indebtedness for 1996 was 15.4%, compared to an average interest rate of 14.1% for 1995.

         Net Gain (Loss) on Foreign Exchange. The Company recorded a net gain on foreign exchange for 1996 of $0.9 million due to a decrease in the Company's indebtedness denominated in Venezuelan bolivars as a result of the devaluation of the Venezuelan bolivar against the U.S. dollar.

         Benefit From (Provision for) Foreign Income Taxes. The Company recorded an provision for foreign income taxes for 1996 of $4.3 million, a decrease of $2.8 million from the benefit for foreign income taxes recorded for 1995. The provision for foreign income taxes reflects the income taxes owed by the Company's operating subsidiaries in their countries of operation. For 1996, IMPSAT Argentina recorded a provision of $4.0 million, and IMPSAT Colombia recorded a provision of $1.6 million. During 1996, IMPSAT Argentina had available net operating loss carryforwards of $3.2 million which was applied towards its income tax liability for 1996. See Note 8 to the Company's consolidated financial statements and Note 9 to IMPSAT Argentina's consolidated financial statements.

         Net Loss. For 1996, the Company incurred a net loss of $8.5 million, an increase of $1.1 million, or 14.9%, compared to the Company's net loss of $7.4 million for 1995. The Company's net loss as a percentage of total net revenues for 1996 declined to 6.6% of total net revenues from a loss of 7.0% of total revenues for 1995. The Company's net loss for 1996 is primarily related to the costs of the Company's operations in Venezuela (a net loss of $1.2 million after deduction for minority interests), Ecuador (a net loss of $1.1 million), Mexico (a net loss of $2.0 million), as well as management services provided, and overhead expenses incurred by IMPSAT Corporation of $5.4 million. Such losses were offset by IMPSAT Argentina's net income for 1996 of $3.0 million, of which the Company's interest after deduction for minority interests totalled $1.5 million and IMPSAT Colombia's net income of $2.2 million for 1996, of which the Company's interest after deduction for minority interests totalled $1.8 million. The increase in the Company's net loss for 1996 is primarily attributable to increased interest expenses associated with the Company's higher levels of indebtedness and the use of IMPSAT Argentina's net operating loss carryforwards.

         The losses recorded at the Company's newer and less established subsidiaries in Venezuela, Ecuador and Mexico reflect the pattern experienced in the results of IMPSAT Argentina and IMPSAT Colombia in their initial years of operation. In these cases, the Company's subsidiaries have been established with a full complement of technical, sales and other personnel required to meet the needs of such entities' potential customer bases in order to provide from the outset the level of quality and service which the Company strives to provide to all of its customers. As a result, such subsidiaries have had relatively high costs per current revenue and customer bases. In addition, the historical results of the Company's newer subsidies have been affected by the incurrence of financing costs relating to the establishment of the main Teleport in each country prior to the generation of significant customer revenues.


1995 Compared to 1994

         Revenues. Revenues for 1995 totalled $105.6 million, an increase of $28.0 million, or 36.0%, from 1994. The increase in revenues reflected principally growth in revenues of IMPSAT Argentina ($80.3 million, representing an increase of $16.3 million, or 25.5%, from 1994) and of IMPSAT Colombia ($22.4 million, representing an increase of $9.7 million, or 75.7%, from 1994), as the Company's operations in Argentina and Colombia continued to expand during 1995.

         The growth in the Company's revenues in 1995 reflected both growth in the number of customers and growth in the amount of services provided to existing customers. The number of customers grew from 445 at December 31, 1994, to 656 at December 31, 1995. During

1995, IMPSAT Argentina's customer base expanded from 292 to 319 customers and IMPSAT Argentina installed 489 VSAT microstations and 119 Dataplus earth stations for existing and new customers. Revenue for IMPSAT Argentina did not increase as much as the Company had anticipated, principally because of the economic recession experienced in Argentina in 1995. IMPSAT Colombia increased its customer base from 135 to 271 during 1995 and installed 371 VSAT microstations and 36 Dataplus earth stations for existing and new customers in 1995. Substantially all of the customers of IMPSAT Argentina that completed the term of their original contracts with IMPSAT Argentina during 1995 entered into renewal contracts.

         In addition to general service revenues, IMPSAT Argentina recorded revenues of $2.2 million in 1995 as a result of the sale to YPF S.A. of VSAT microstations and Dataplus earth stations in connection with the implementation of YPF's contract with IMPSAT Argentina, of which $0.7 million was recorded as a gain of the sale of such equipment. Unlike the Company's other customers, YPF preferred to own the ground-based portions of the private telecommunications network systems infrastructure utilized by IMPSAT to provide such services to YPF. The Company does not anticipate that a substantial number of additional customers will seek to own their customer-site located infrastructure.

         Variable Cost of Services. The Company's variable cost of services for 1995 totalled $18.8 million, an increase of $6.0 million, or 46.9%, from the Company's variable cost of services for 1994. Of the total variable cost of services, $14.7 million related to the operations of IMPSAT Argentina and $3.6 million to IMPSAT Colombia. IMPSAT Argentina's variable cost of services in 1995 represented an increase of $3.6 million, or 32.7%, over IMPSAT Argentina's variable cost of services for 1994.

         Sales commissions paid to third party sales representatives in 1995 totalled $8.3 million, or 44.2% of the Company's total variable cost of services in 1995. Installation costs totalled $5.8 million in 1995, or 30.9% of the Company's total variable cost of services.

         Satellite Capacity Cost. The Company's Satellite lease payments totalled $11.0 million in 1995, an increase of $3.2 million, or 41.6%, over its satellite lease payments during 1994.

         Salaries, Wages and Benefits. The Company's salaries, wages and benefits expenses totalled $22.2 million in 1995, an increase of 64.4%, or $8.7 million, over salaries, wages and benefits expense incurred in 1994. The increase in salaries, wages and benefits in 1995 reflected principally increased personnel expense incurred in connection with the establishment of a management infrastructure for IMPSAT Corporation and of the operations of IMPSAT Ecuador and IMPSAT Mexico. In addition, the Company recorded an expense of $1.5 million in 1995 for consultants' fees and related charges in connection with the restructuring of personnel with respect to the implementation of the Company's business unit concept.

         Selling, General and Administrative Expenses. The Company incurred SG&A expenses of $26.1 million for 1995, an increase of $6.9 million, or 36.3%, from SG&A expenses incurred by the Company in 1994. SG&A expenses at IMPSAT Argentina in 1995 totalled $14.2 million, an increase of $1.3 million, or 10.1%, from 1994.

         The Company's reserve for uncollectible receivables, as of December 31, 1995, related principally to IMPSAT Argentina and totalled $1.1 million, an increase of $0.4 million, or 58.7%, from the Company's reserve for uncollectible receivables as of December 31, 1994. The increase was attributable to the provisions for doubtful accounts of $0.8 million less write-offs of $0.4 million.

         The significant increase in SG&A expenses in 1995 resulted from the establishment of operations at the IMPSAT Corporation level, as well as Resis, and from the creation of an infrastructure to support an expected growth in customers and revenues.

         Depreciation and Amortization. The Company's depreciation and amortization in 1995 totalled $20.7 million, an increase of $7.8 million, or 60.4%, compared to depreciation and amortization in 1994. Depreciation and amortization for IMPSAT Argentina in 1995 totalled $16.1 million, an increase of $5.3 million, or 49.9%, compared to 1994.

         Interest Expense, Net. The Company's net interest expense for 1995 totalled $15.7 million, comprising interest expense of $16.5 million and interest income of $0.8 million. Net interest expense increased $7.4 million, or 90.5%, compared to the

Company's net interest expense for 1994. IMPSAT Argentina's net interest expense totalled $10.4 million and increased $5.9 million, or 129.9%, compared to IMPSAT Argentina's net interest expense for 1994.

         The increase in net interest expense reflects both increased outstanding indebtedness of the Company, which increased from $107.5 million as of December 31, 1994 to $127.7 million as of December 31, 1995, an increase of 18.8%, and to higher interest costs with respect to such indebtedness. The Company substantially increased its level of indebtedness throughout the second half of 1994 and throughout 1995 in order to develop and commence the operations of its private telecommunications network systems in Colombia and Venezuela and also incurred significant indebtedness to expand its operations and customer base in Argentina. Total outstanding indebtedness of the Company equalled $69.4 million at June 30, 1994, and $81.7 million at September 30, 1994. Net interest expense of IMPSAT Colombia for 1995 totalled $6.0 million, an increase of $3.0 million, or 97.7%, compared to net interest expense for 1994. In addition, the adverse economic effects in Argentina in the first half of 1995 as a result of the Mexican peso crisis in December 1995, resulted in the Company's having to pay higher rates of interest on portions of its short-term debt. During the first two quarters of 1995, IMPSAT Argentina was required to pay interest on its short-term debt at rates as high as 30% on an annual basis. While the Argentine banking sector stabilized during the second half of 1995 and interest rates declined from the extraordinarily high rates experienced in the first half of 1995, interest rates for IMPSAT Argentina's short-term debt nonetheless remained high in 1995. The average interest rate on the Company's indebtedness for 1995 was 14.1%, compared to an average interest rate of 11.0% for 1994.

         Net Gain (Loss) on Foreign Exchange. The Company recorded a net gain on foreign exchange in 1995 of $1.8 million, an increase of $0.5 million from the net gain on foreign exchange recorded by the Company in 1994, as the devaluation of the Colombian peso and the Venezuelan bolivar, resulted in a decrease in U.S. dollar terms of the Company's net liabilities for indebtedness denominated in such currencies.

         Benefit From (Provision For) Foreign Income Taxes. The Company recorded a benefit from foreign income taxes in 1995 of $0.7 million, a decrease of $2.4 million, from the benefit from foreign income taxes recorded in 1994. The benefit from foreign income taxes reflects the difference in treatment for certain preoperating costs and with respect to net operating loss carryforwards. See Note 8 to the Company's consolidated financial statements.

         Net Income (Loss). For 1995, the Company incurred a net loss of $7.4 million, compared to net income of $3.0 million for 1994. The principal reasons for the Company's net loss for 1995 related to the costs of $5.4 million associated with the establishment of operations at the IMPSAT Corporation level and thereafter to the costs of management services provided, and overhead expenses incurred by IMPSAT Corporation and to the organizational and start-up costs of the Company's operations in Ecuador (a net loss of $1.3 million) and Mexico (a net loss of $1.2 million). In addition, the Company's operations in Venezuela recorded a net loss of $1.7 million for 1995, which after deduction for minority interests resulted in a net loss of $1.3 million for the Company. For 1995, IMPSAT Argentina recorded net income of $4.4 million, of which the Company's interest therein after reduction for minority interests totalled $2.2 million. During the same period, IMPSAT Columbia recorded a net loss of $0.2 million, which after deduction for minority interests resulted in a loss of $0.1 million for the Company. IMPSAT Argentina's net income decreased $8.0 million between 1995 and 1994, principally as a result of the recession in Argentina, increases in selling expenses and interest expenses described above and an increase in depreciation and amortization.


Liquidity and Capital Resources

         The Company's operations have required significant capital expenditures for the development and construction of its private telecommunications network systems in each country in which it operates. The Company anticipates that it will continue to incur significant capital expenditures in the next several years in connection with the expected growth of its existing operations currently in the commercial stages (Argentina, Colombia, Venezuela and Ecuador), with the planned development of its operations now primarily in the build-out stage (principally Mexico) and in the future with the planned establishment of operations in Brazil.

         The ability of the Company to continue the expansion of its private telecommunications network systems at their current rates of expansion and to meet its debt service obligations will be dependent upon the future performance of the Company, including the ability of the Company to obtain additional debt financing and potential equity financing. While the Company anticipates that it will generate sufficient cash flows from operations to be able to meet all of its current debt service requirements over the next several years, the Company's ability to maintain its planned program of capital expenditures will be dependent on its ability to obtain additional sources of financing. If the Company is unable to obtain such additional sources of financing, it will not be able to maintain its historical levels of growth and market position in each of the countries in which it operates, which could have an adverse effect on the business and prospects of the Company.

         As set forth in its consolidated statements of cash flow, the Company generated $9.8 million in net cash flow from operating activities for 1996, compared to $18.9 million for 1995. The decrease in net cash flow for 1996 from operating activities was primarily attributable to the decrease in trade payables (0.4 million in 1996, versus an increase in trade payables of $8.4 million in 1995), an increase in non-trade receivables ($6.7 million versus an increase of $0.5 million in 1995), and a decrease in other long-term liabilities ($2.5 million compared to a decrease of $0.4 million in 1995). Financing activities provided $66.5 million in cash flow in 1996, representing a increase of $44.4 million from 1995. Such increase is primarily attributable to the proceeds of the Notes. During 1996, the Company used $53.7 million in net cash flow in investing activities, compared to $66.9 million for 1995. The decrease in net cash used in 1996 for investing activities resulted principally from a decrease in purchases of property, plant and equipment ($53.7 million in 1996 versus $66.8 million in 1995) as the Company's rate of installation of private telecommunications network infrastructure declined in light of the recession experienced in Argentina.

         At December 31, 1996, the Company had a cash balance of $28.9 million. At that date, the Company's consolidated total debt was $199.1 million, approximately $42.9 million of which was short-term debt (including the current portion of long-term debt). As of December 31, 1996, approximately $11.0 million of the Company's long-term debt was scheduled to mature in 1997, approximately $8.1 million in 1998, approximately $7.6 million in 1999 and approximately $140.5 million in the year 2000 and thereafter.

         The Company intends to meet its future capital requirements from cash flow from operations, from additional lines of credit and from future private or public offerings of securities of IMPSAT Corporation and/or any of its subsidiaries. Subject to market conditions, the Company is presently considering an equity offering of approximately $75 to $100 million, to be made to the public by means of a prospectus forming part of an effective registration statement under the Securities Act of 1933, as amended. The Company anticipates that it will require approximately $45 million of new capital during 1997, of which approximately $25 million would contemplate refinancing of short-term indebtedness, including under IMPSAT Argentina's Global Commercial Paper Program, and $20 million would be additional indebtedness for the Company's subsidiaries outside of Argentina for capital expenditures and working capital purposes. As of November 30, 1996 IMPSAT Argentina had outstanding $20.0 million of commercial paper issued under its $25.0 million Global Commercial Paper Program, with maturities of up to 360 days and anticipates being able to access the Euro commercial paper market as its outstanding commercial paper comes due. In the event that the Company were unable to access such additional financing at commercially reasonable rates or on commercially reasonable terms, it would be required to defer or cease additional planned capital expenditures.

         The Company anticipates accessing additional lines of credit from financial institutions in the countries in which it operates. The Company also anticipates requesting certain lines of credit from certain multilateral financial institutions and bilateral export credit agencies including Corporacion Andina de Fomento ("CAF") and the Inter-American Investment Corporation ("IIC"). In addition, the Company's budget anticipates the use of financial and commercial leasing facilities for the provision of equipment, and the Company is in the stage of preliminary negotiations with several U.S-based commercial lenders for such facilities. There can be no assurance that any such financings will be consummated.

         The Company's projected capital requirements described in the preceding paragraphs do not take into account the establishment of operations and development of private telecommunications network systems in Brazil. As described in "Recent Developments - IMPSAT Brazil," the Company currently anticipates the establishment of commercial operations in Brazil in 1997. The Company's budget contemplates that the Company will need approximately $10 million to $20 million for the period from 1997 to 1998 for the adequate build-out of a private telecommunications network system in Brazil over that period of time. The Company currently expects that the funds necessary for the establishment of such operations would be obtained through a combination of the net proceeds of the Company's planned equity offering and/or additional debt facilities. There can be no assurance that the Company will be able to access the additional financing required for any future Brazilian operations.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statements schedules are set forth at pages F-1 to F-22 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          Not applicable.



                                    PART III

Item 10.   Directors and Officers

         The Certificates of Incorporation of IMPSAT Corporation and IMPSAT Argentina, respectively, provide for an eight-member Board of Directors. The directors of the Company and IMPSAT Argentina, respectively, will hold office until the next annual meeting of their respective stockholders and until successors of such directors have been elected and qualified, or until their earlier death, resignation or removal.

         The President of IMPSAT Corporation is elected at the annual meeting of stockholders. The other officers are elected at the annual meetings of the Board of Directors. All officers hold office until their successors are elected and qualified, or until their earlier death, resignation or removal. The Chairman of the Board of Directors of IMPSAT Argentina is elected at the regular annual meeting of the Board of Directors. Officers of IMPSAT Argentina are appointed by its Board of Directors.

         Set forth below are the names, ages and positions of directors and executive officers of the Company and IMPSAT Argentina as of December 31, 1996. The officers designated as Vice Presidents of the Company are employees of Resis, a wholly-owned subsidiary of the Company, which provides services to the Company pursuant to a management services agreement with the Company.


                Name               Age              Position
                ----               ---              --------
     Directors

     Enrique M. Pescarmona.......  55     Chairman of the Board;
                                          Director of IMPSAT Argentina

     Ricardo A. Verdaguer........  46     President and Chief Executive
                                          Officer; Chairman of the Board
                                          of Directors of IMPSAT
                                          Argentina

     Roberto Vivo................  43     Director, Deputy Chief
                                          Executive Officer and Vice
                                          President, Marketing; Director
                                          of IMPSAT Argentina

     Alexander Rivelis...........  56     Director and Vice President,
                                          International Development

     Lucas Pescarmona............  26     Director

     Sofia Pescarmona............  23     Director

     Renato De Rimini............  45     Director

     Girolamo Di Genova..........  57     Director

     Executive Officers

     Hector Alonso...............  39     Chief Operating Officer

     Guillermo Jofre.............  41     Vice President, Finance

     Guillermo V. Pardo..........  46     Vice President, Planning

     Jose R. Torres..............  38     Vice President, Administration,
                                          Chief Accounting Officer;
                                          Director of IMPSAT Argentina

     Luca Minzolini..............  35     Vice President, Control
                                          Management

     Norberto Daniel Musante.....  39     Vice President, Operations

     Giulio Masserano............  44     Vice President, New Business

     Alejandro Suarez del Cerro..  43     Vice President, Technology

     Rafael Carchak Canes........  47     President and Director of
                                          IMPSAT Argentina

     Claudio Albanese............  49     Director of IMPSAT Argentina

     Archimede Del Vecchio.......  55     Director of IMPSAT Argentina

     Pedro O. Mayol..............  57     Director of IMPSAT Argentina

     Jorge Marine................  34     Manager, Administration of
                                          IMPSAT Argentina

     Maria Zavalski..............  31     Manager, Marketing of IMPSAT
                                          Argentina

     Horacio Sajoux..............  44     President of IMPSAT Colombia

     Susana Gregori..............  39     Chairman of the Board of
                                          Directors and President of
                                          IMPSAT Venezuela

     Diego N. Rausei.............  46     President of IMPSAT Mexico

     Mariano Torre Gomez.........  45     President of IMPSAT Ecuador

     Richard Horner..............  45     President of IMPSAT USA

     Federico Saurina............  45     President of Teledatos S.A., a
                                          wholly-owned subsidiary of
                                          IMPSAT Argentina

Biographies of Directors and Executive Officers

         Information with respect to the business experience and the affiliations of the directors and executive officers of the Company is set forth below.

         Enrique M. Pescarmona has been Chairman of the Board of Directors of IMPSAT Corporation since September 1994 and a member of the Board of Directors of IMPSAT Argentina since March 1994. Mr. Pescarmona is also Chairman of CORIM and Industrias Metalurgicas Pescarmona S.A.I.C. y F. ("IMPSA"). He is a director of Lagarde, S.A. (a wine company), Ingenieria y Computacion S.A. ("ICSA") (a manufacturer of electronic components), La Mercantil Andina S.A. (an insurance company), Puerto Seco S.A. (a manufacturer of automobile parts), Buenos Aires al Pacifico San Martin S.A. and Ferrocarriles Mesopotomico General Urquiza S.A. (Argentine railway companies); and is Vice President of Henri Lagarde S.A. (an agribusiness). Mr. Pescarmona is an electromechanical engineer with a master's degree in economics and business administration from the University of Navarra in Spain.

         Ricardo A. Verdaguer has been President, Chief Executive Officer and a member of the Board of Directors of IMPSAT Corporation since September 1994. Mr. Verdaguer also has served as President of IMPSAT Argentina since April 1988 until February 1990 and has served as Chairman of the Board of Directors of IMPSAT Argentina since 1990. Mr. Verdaguer served in a number of management positions with IMPSA from 1976 to 1988, including as Manager of the Contracts and Construction Department and Manager of the Commercial Department. Mr. Verdaguer holds a degree in electromechanical engineering from Ingenieria de la Universidad Juan Agustin Maza, Mendoza.

         Roberto Vivo has been Deputy Chief Executive Officer, Vice President, Marketing and a member of the Board of Directors of IMPSAT Corporation since September 1994. Mr. Vivo has also served as Marketing Director of IMPSAT Argentina from April 1988 to December 1994 and as a member of the Board of Directors of IMPSAT Argentina since 1988 to the present. Mr. Vivo also serves as Chairman of the Board of Directors of FAICSA, an Argentina company engaged in public construction projects. Mr. Vivo holds a degree in business administration from Universidad Argentina de la Empresa.

         Alexander Rivelis has been Vice President of International Development and a member of the Board of Directors of IMPSAT Corporation since December 1994. Mr. Rivelis also serves as a member of the Board of Directors of IMPSAT USA. Mr. Rivelis served as President of IMPSAT USA from 1995 to March 1996, President of IMPSAT Colombia from 1991 to 1993, and has held a variety of managerial positions with companies in the Pescarmona group from 1978 through 1990. Mr. Rivelis holds a degree in electrical and mechanical engineering from the University of Rosario, Argentina.

         Lucas Enrique Pescarmona, the son of Enrique M. Pescarmona, has been a member of the Board of Directors of IMPSAT Corporation since February 1996. From 1993 to 1995 he held positions in the Buenos Aires, Argentina office of Arthur Andersen & Co. In 1995 he transferred to Tecnologica em Componentes Automotivas Ltda., a Brazilian manufacturer of automotive parts that is part of the Pescarmona group, as senior investment analyst in Brazil. Mr. Pescarmona is also a member of the Board of Directors of Puerto Seco S.A., a company within the Pescarmona group. Mr. Pescarmona holds degrees in Economics and Political Science from the University of Pittsburgh and is currently completing a master of business administration degree at SDA Bocconi in Milan.

         Sofia Pescarmona, the daughter of Enrique M. Pescarmona, has been a member of the Board of Directors of IMPSAT Corporation since February 1996. Ms. Pescarmona has worked in the marketing area of IMPSAT Corporation since January 1995. Prior to this, since August 1994, Ms. Pescarmona worked as an accounts assistant in the sales department of IMPSAT Argentina. Ms. Pescarmona holds a degree in International Relations from Tufts University.

         Renato De Rimini has been a member of the Board of Directors of IMPSAT Corporation since December 1994. Mr. De Rimini previously held senior positions with Telecom Italia with responsibility for the Latin America region and has been in charge of business acquisition projects for STET International in Latin America and in particular in Bolivia, Chile, Brazil and Argentina. Mr. De Rimini currently holds the position of Director, Business Operations, with STET International. Mr. De Rimini is a member of the Board of Directors of Entel Bolivia, Intelcom San Marino and International Communications Holland. Mr. De Rimini holds a degree in telecommunications engineering.

         Girolamo Di Genova has been a member of the Board of Directors of IMPSAT Corporation since February 1996. Mr. Di Genova joined SIP, now Telecom Italia, in 1967 and has since held several positions in the company, the latest of which are: Regional Director in Venice (1986-89); Head of the Strategic Planning (1989-91); Head of the Information Technologies (1991-92) and since January 1993 Head of the Business Division of Telecom Italia. He is a member of the boards of various companies of the IRI-STET Group, and he was a member of the Technical Superior Council of Parti e Telegrafi, an Italian PTO. Mr. Di Genova holds a degree in electronic engineering and has completed postgraduate studies in telecommunications at the Balileo Ferraris Institute, Turin, Italy.

         Hector Alonso has been Chief Operating Officer of IMPSAT Corporation beginning in September 1996 and was President of IMPSAT Colombia from September 1993 to August 1996. Prior to joining IMPSAT Colombia, Mr. Alonso had 14 years of experience in a variety of senior management positions with companies in the Pescarmona group. Mr. Alonso holds a degree in industrial engineering from Universidad Argentina de la Empresa.

         Guillermo Jofre has been Vice President, Finance of IMPSAT Corporation since May 1995. Prior to joining the Company, Mr. Jofre was Executive Vice President of Banque Indosuez in Argentina from 1993 to 1995, and has had approximately ten years of experience in management positions with companies in Argentina, Germany and Switzerland. Presently, Mr. Jofre also serves as a member of the Board of Directors of the investment fund Bemberg Inversiones S.A. Mr. Jofre holds a degree in public accounting from University of Cordoba and an MBA from Imede of Switzerland.

         Guillermo V. Pardo has been Vice President, Planning of IMPSAT Corporation since January 1995. Mr. Pardo was previously Managing Director of the Guido Di Tella companies and has had over 20 years of experience in finance positions in a number of companies in Argentina and Spain. Mr. Pardo is currently a member of the Board of Directors of IMPSAT Argentina, FAICSA and the Fundacion Torcuato Di Tella. Mr. Pardo holds a degree in business administration from Universidad de Buenos Aires.

         Jose R. Torres has been Vice President, Administration and Chief Accounting Officer of IMPSAT Corporation since January 1995 and a Director of IMPSAT Argentina since 1990. Mr. Torres served as external auditor of the Mendoza Stock Exchange from 1982 to 1983. Mr. Torres previously worked as assistant finance manager of IMPSA and as finance manager of IMPSAT Argentina until December 1994. Mr. Torres holds a degree in public accounting from Universidad Nacional de Cuyo.

         Luca Minzolini has been Vice President, Control Management of IMPSAT Corporation since December 1995. Prior to joining the Company, Mr. Minzolini had 10 years of experience in various management positions with the ENI Group, including as Control Manager of Enichem Elastomers America Inc. from 1992 to 1995. Mr. Minzolini holds a degree in Business Administration from the University of Rome, Italy and is a public accountant.

         Norberto Musante has been Vice President, Operations of IMPSAT Corporation since January 1995. Mr. Musante has held a number of management positions in the Operations area of IMPSAT Argentina from 1990 to 1995. From 1980 to 1990, Mr. Musante was Chief of the Logistic Department of Sisteval S.A., a company engaged in the maintenance of radar systems and naval communications. Mr. Musante holds a degree in electrical engineering from Universidad Tecnologica Nacional.

         Giulio Masserano has been Vice President, New Business of IMPSAT Corporation since January 1995. Previously, Mr. Masserano has served as Marketing Manager for IMPSAT Argentina from 1993 to 1994. Prior to joining the Company, Mr. Masserano served in a number of management positions with STET and its affiliates since 1985, including project leader for regulated and value added services, and marketing expert for international projects related to satellite activities. Mr. Masserano holds a degree in electronic engineering from Universidad la Sapienza, Rome, Italy.

         Alejandro Suarez del Cerro has been Vice President, Technology of IMPSAT Corporation since January 1995. Previously, Mr. Suarez del Cerro has held a number of management positions with IMPSAT Argentina, including the positions of Technical Project Leader from 1988 to 1990, Technical Manager from 1990 to 1991 and Development Manager from 1991 to 1994. Mr. Suarez del

Cerro holds a degree in electronic engineering from Universidad de Buenos Aires.

         Rafael Carchak Canes has been President and a Director of IMPSAT Argentina since May 1995. Prior to joining the Company, Mr. Carchak served in a variety of management positions with Eveready over a 15 year period, including Operations Manager of Eveready Argentina from 1990 to 1992, and as President of Eveready Argentina from 1992, in which position Mr. Carchak had responsibility for Eveready's operations in Argentina, Paraguay and Chile. Mr. Carchak holds a degree in engineering from Universidad Nacional de Buenos Aires.

         Claudio Albanese has been a member of the Board of Directors of IMPSAT Argentina since March 1996. Since September 1994, Mr. Albanese has been chairman of Telemedia International, Inc. (TMI). Mr. Albanese was Deputy General Manager of ITALCABLE-Servizi Cablegrafici Radiotelegrafici e Radioelettrici S.p.A. ("ITALCABLE") from 1993 to 1994 and Managing Director of British Telecom (Italy) from 1988 to 1993. Mr. Albanese holds a degree in electronics.

         Archimede Del Vecchio has been a member of the Board of Directors of IMPSAT Argentina since March 1995. Mr. Del Vecchio, an engineer, previously held executive positions with ITALCABLE and Telemedia International, Inc. (TMI). He is presently International Manager with Telecom Italia S.p.A.

         Pedro O. Mayol has been a member of the Board of Directors of IMPSAT Argentina since 1990. He also serves as a member of the Board of Directors of several other Argentine corporations, including Lagarde S.A., ICSA, Puerto Seco S.A., La Mercantil Andina S.A., CORIM and IMPSA. Mr. Mayol, who is a brother-in-law of Enrique Pescarmona, is an architect.

         Jorge Marine joined the Company as Manager, Administration in June 1995. Previously, Mr. Marine was employed as a Manager, Administration and Finance by BNL Inversiones, a company within the Banca Nazionale del Lavoro group. Mr. Marine is a public accountant.

         Maria Zavalski joined IMPSAT Argentina as Marketing Manager in April 1994. Prior to joining IMPSAT Argentina she was employed by IBM Argentina as an accounts executive in the marketing division. Ms. Zavalski holds a degree in business administration.

         Horacio Sajoux has been President of IMPSAT Colombia since September 1996. Previously, Mr. Sajoux held several management positions with IMPSAT Colombia, including General Director of Teledatos S.A., the joint venture entity formed by IMPSAT Colombia and ETB; Vice President, Commercial and Technology; and Commercial Manager and Director of Technology. Prior to joining IMPSAT Colombia in 1992, Mr. Sajoux was employed in a number of management positions at IMPSAT Argentina beginning in 1989. Mr. Sajoux received a degree in Electromechanical Engineering from Universidad Nacional de Buenos Aires.

         Susana Gregori has been President of IMPSAT Venezuela since September 1996 and before that from 1993 to November 1995. Ms. Gregori has also been Chairman of the Board of Directors of IMPSAT Venezuela since November 1995. Ms. Gregori holds a degree in industrial engineering from Universidad Nacional de Cuyo.

         Diego Nicasio Rausei has been President of IMPSAT Mexico since September 1994. Starting in 1980, Mr. Rausei has previously held various senior management positions with companies of the Pescarmona group. Mr. Rausei holds a degree in chemical engineering from Universidad del Litoral.

         Mariano Torre Gomez has been President of IMPSAT Ecuador since June 1994. Mr. Torre has served in a variety of positions involving engineering, production, planning, business development and new markets for companies in the Pescarmona group over a period of 17 years. Mr. Torre served four years at IMPSAT Argentina in the Commercial and New Licenses Departments. Mr. Torre holds a degree in engineering from Universidad Tecnologica Nacional. Mr. Torre has recently been appointed President of IMPSAT Venezuela and will be transferring from IMPSAT Ecuador to IMPSAT Venezuela in April 1996.

         Richard Horner has been President of IMPSAT USA since July 1995. Prior to joining IMPSAT USA, Mr. Horner was South American Sales Manager for Scientific-Atlanta Network Systems Group from 1991 to 1995, where he was responsible for commercialization of satellite-based network products to both PTOs and emerging private sector carriers. Mr. Horner holds a degree in electrical engineering from University of Kansas and a degree in Latin American studies from the University of Texas.

         Federico Saurina has been President of Teledatos, S.A., a wholly-owned subsidiary of IMPSAT Argentina responsible for the Global Fax business since 1994. Mr. Saurina served as Manager of Regional Teleports of IMPSAT Argentina from 1991 to 1994, and as Purchasing Manager of Cielos del Sur-Austral Lineas Aereas from 1989 to 1991. Mr. Saurina holds a degree in electromechanical engineering from Universidad J.A. Maza, Mendoza.


Item 11. EXECUTIVE COMPENSATION

         The following tables set forth the compensation paid or accrued to the chief executive officer and the three other most highly compensated executive officers receiving over $100,000 per year for services rendered of each of the Company and IMPSAT Argentina during fiscal year 1996. No bonuses were paid by the Company or IMPSAT Argentina to such executive officers during fiscal year 1996. The Company and IMPSAT Argentina do not maintain any long-term incentive plans and do not grant stock appreciation rights, stock options or restricted stock awards.

Summary Compensation Table

     Name and
Principal Position                       Annual Compensation
-------------------             ------------------------------------
                                                       Other Annual
   The Company                  Year  Salary   Bonus   Compensation
   -----------                  ----  ------   -----   -------------

Ricardo A. Verdaguer
President and
Chief Executive Officer....... 1996  $207,646   $--        $--

Enrique M. Pescarmona
Chairman of the Board......... 1996  $371,651   $--        $--

Roberto Vivo
Director, Deputy Chief
Executive Officer and
Vice President, Marketing..... 1996  $173,657   $--        $--

Jose R. Torres
Vice President, Administration
Chief Accounting Officer...... 1996  $126,241   $--        $--

IMPSAT Argentina

Rafael Carchak Canes
President and
Chief Executive Officer....... 1996  $196,400   $--        $--


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table and the accompanying notes set forth certain information concerning the beneficial ownership of IMPSAT Corporation's and IMPSAT Argentina's common stock as of December 31, 1996 by (i) each person who owned of record, or was known to own beneficially, more than five percent of IMPSAT Corporation's Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group. Except as otherwise indicated, each person listed in the table has informed the Company that such person has (i) sole voting and investment power with respect to such person's shares of Common Stock and (ii) record and beneficial ownership with respect to such person's shares of Common Stock.


Name and Address of Beneficial Owner    Shares         Percent
------------------------------------   -------         -------

IMPSAT Corporation
Beneficial Owners of more than 5%

Nevasa Holdings Ltd.(1)               58,312,980       75.00%
   17 Dame Street
   Dublin 2, Ireland

STET International Netherlands NV(2)  19,437,660       25.00%
   6-8 Hoeckenrode
   Amsterdam, The Netherlands

Directors and Executive Officers(1)        0             0%

All Directors and Officers
  as a Group (26 persons)(1)               0             0%

IMPSAT Argentina
Invertel S.A.(3)                         2,613          51.0%
   Viamonte 1526
   Buenos Aires, Argentina

Nevasa Holdings Ltd.(1)                  1,519          29.7%
   17 Dame Street
   Dublin 2, Ireland

STET International Netherlands NV(2)      590           11.5%
   6-8 Hoeckenrode
   Amsterdam, The Netherlands

Directors and Executive Officers(1)        0             0%

All Directors and Officers
  as a Group (10 persons)(1)               0             0%

--------------
(1) Nevasa Holdings Ltd. ("Nevasa") is controlled by CORIM, Militello
    Ltd. and Rotling International Corporation. CORIM, an Argentine corporation that holds an 82.54% equity interest in Nevasa, is controlled by Mr. Enrique Pescarmona, Chairman of the Board of Directors of IMPSAT Corporation, and other members of the Pescarmona family and is a holding company for businesses engaged in a variety of activities including property, casualty and other insurance, heavy-steel capital goods, manufacturing auto parts, cargo transportation and environmental services. Militello Ltd., a British Virgin Islands corporation, holds an 11.62% equity interest in Nevasa and is itself controlled by Mr. Roberto Vivo, Deputy Chief Executive Officer of IMPSAT Corporation. Rotling International Corporation, a British Virgin Islands corporation, holds a 5.84% equity interest in Nevasa and is itself controlled by Mr. Ricardo Verdaguer, President and Chief Executive Officer of IMPSAT Corporation.

(2) STET International Netherlands NV ("STET International") is a wholly-owned subsidiary of STET International SpA. STET International SpA is in turn held 51% by STET SpA ("STET"), 37% by Telecom Italia and 12% by Telecom Italia Mobile, each of which are controlled by IRI-Instituto per la Ricostruzione Industriale SpA.

(3) The Company holds a 99.9% equity interest in Invertel S.A.

         The shareholders of IMPSAT Corporation and IMPSAT Argentina have entered into shareholders agreements relating to the joint management of IMPSAT Corporation and IMPSAT Argentina. The shareholders agreements provide STET with veto rights with respect to certain significant corporate actions and provides STET with the right of first refusal with respect to sales of IMPSAT Argentina's capital stock.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company in the normal course of its business provides private telecommunications network services to companies in which CORIM, members of the Pescarmona family, STET and entities affiliated with the Suramericana Group (as defined in the following paragraph) have an interest. Total telecommunications services provided to companies in which CORIM or other members of the Pescarmona family have an interest during 1996 totalled approximately $0.9 million. Total telecommunications services provided to companies affiliated with the Suramericana Group for 1996 totalled approximately $ 0.9 million.

         The Company holds a 74.2% equity interest in IMPSAT Colombia, of which 8.9% is held directly and 65.3% held indirectly through Colinvertel S.A., a holding company in which the Company holds a 71.7% equity interest. Suramericana de Seguros and Suramericana de Capitalizacion insurance and finance companies, respectively, (Suramericana de Seguros, Suramericana de Capitalizacion and affiliated entities being referred to as the "Suramericana Group"), together hold a 27% equity interest in Colinvertel. The Suramericana Group also holds a 25% interest in IMPSAT Veneezuela.

         The following is a description of the most significant of transactions between the Company and its subsidiaries and entities affiliated with Nevasa, STET and the Suramericana Group. Although the Company believes that transactions with its affiliates are generally conducted on an arm's length basis, conflicts of interest are inherent in such transactions.

         IMPSAT Argentina telecommunications services to Industrias Metalurgicas Pescarmona S.A.I.C. y F. ("IMPSA"), a company controlled by CORIM that produces heavy steel capital goods, including hydromechanical equipment and cranes, and through subsidiaries, engages in other businesses including cargo transportation, auto parts manufacture and environmental services. Total telecommunications services provided to IMPSA for 1996 equalled $314,000.

         IMPSAT Argentina provides telecommunications services to Puerto Seco, S.A. ("Puerto Seco"), a company controlled by CORIM and IMPSA that produces wire harnesses for automobile electrical systems and coil springs for automobile suspension systems in Argentina and Brazil. Total telecommunications services provided to Puerto Seco for 1996 equalled $81,000.

         IMPSAT Argentina provides telecommunications services to Buenos Aires al Pacifico San Martin S.A. ("BAPSA"), a company controlled by CORIM and IMPSA that operates the San Martin Railway between Buenos Aires and the Cuyo region in central-western Argentina and provides cargo transportation services along the San Martin Railway. Total telecommunications services provided to BAPSA for 1996 equalled $277,000.

         IMPSAT Argentina provides telecommunications services to La Mercantil Andina S.A., an insurance company owned by CORIM and members of the Pescarmona family. Total telecommunications services provided to La Mercantil Andina S.A. for 1996 equalled $124,000.

         IMPSAT Argentina provides telecommunications services to Lagarde S.A., a company owned by members of the Pescarmona family that owns and operates a winery in the Mendoza area of Argentina. Total telecommunications services provided to Lagarde S.A. for 1996 equalled $60,000.

         IMPSAT Colombia provides telecommunications services to several companies within the Suramericana Group, including Suramericana de Seguros, an insurance company. Corporacion Financiera Nacional y Suramericana S.A. ("Corfinsura"), a financial institution, Susalud, a health services company, Proteccion S.A., a pension fund, Suleasing, a finance company, and Sufinanciamento, a finance company. During 1996, the total amount of telecommunications services rendered to Suramericana de Seguros equalled $843,000.

         In addition, in the normal course of business the Company enters into transactions with companies in which CORIM, members of the Pescarmona family or the Suramericana Group had an interest. The following is a description of the most significant of such transactions.

         La Mercantil Andina acts from time to time as an insurance broker and an insurer for IMPSAT Argentina. IMPSAT Argentina paid premiums to La Mercantil Andina S.A. totaling $143,510 during 1996.

         In connection with the purchase of telecommunications equipment from Hughes Network Services pursuant to a financing from Citibank, N.A. that is guaranteed by The Export-Import Bank of the United States, IMPSA International Inc., a wholly-owned subsidiary of IMPSA located in Pittsburgh, Pennsylvania, acted as supplier of such equipment to IMPSAT Argentina and received a commission of 3% of the total value of the equipment subject to the Eximbank financing. The total commissions paid by IMPSAT Argentina to IMPSA International Inc. in connection with such transactions for 1996 equalled $160,000.

         The Company receives technical assistance from Telecom Italia and ITALCABLE, companies within the STET group and affiliates of STET International, which assistance consists of the seconding of three employees from Telecom Italia and ITALCABLE to the Company. Total payments to Telecom Italia and ITALCABLE for such services for 1996 equalled $417,000.

         IMPSAT Argentina received a loan of $5 million from IMPSA for a period of 30 days in March 1996 in connection with the refinancing of certain commercial paper of IMPSAT Argentina. The loan, which bore interest at a rate of 15% per annum, was repaid with the proceeds of the issuance of a subsequent series of commercial paper of IMPSAT Argentina.

         In December 1995, Mr. Vivo advanced IMPSAT Argentina $792,000. The loan, which bore interest at a rate of 9.5% per annum, was repaid in May 1996.

         In December 1995, a company affiliated with Mr. Verdaguer advanced IMPSAT Argentina $720,000. The loan, which bore interest at a rate of 13.8% per annum, was repaid in May 1996. The interest rates on the loans to IMPSAT Argentina from IMPSA, Mr. Vivo and Mr. Verdaguer were comparable to or less than prevailing market rates. Corfinsursa and Sufinanciamento are creditors of IMPSAT Colombia. As of December 31, 1996, IMPSAT Colombia was indebted to Corfinsura for indebtedness in the amount of $6.7 million and was indebted to Sufinanciamento in the amount of $76,000.

         Suramericana de Seguros acts from time to time as an insurance broker and an insurer for IMPSAT Colombia. IMPSAT Colombia paid premiums to Suramerica de Seguros totalling $135,000 for 1996.

         Certain other companies within the Suramericana group, including Suleasing S.A. and Suleasing Panama, provide financial leasing services to IMPSAT Colombia. The total payments by IMPSAT Colombia under leases from such companies were $1.2 million during 1996.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) List of Financial Statements

       Consolidated Financial Statements of IMPSAT Corporation and Subsidiaries

       Consolidated Balance Sheets as of December 31, 1995 and 1996

       Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995 and 1996

       Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995 and 1996

       Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996


Consolidated Financial Statements of IMPSAT S.A. and Subsidiaries

       Consolidated Balance Sheets as of November 30, 1995 and 1996

       Consolidated Statements of Income for the Years Ended November 30, 1994, 1995 and 1996

       Consolidated Statements of Stockholders' Equity for the Years Ended November 30, 1994, 1995 and 1996

       Consolidated Statements of Cash Flows for the Years Ended November 30, 1994, 1995 and 1996

(a)(2) List of Schedules. All schedules for which provision is made in the applicable accounting regulations of the Commission are omitted because they are not applicable, or the information is included in the financial statements included herein.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the year ended December 31, 1996.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, March 31, 1997.

                                          IMPSAT Corporation



                                       By:  /s/ Ricardo A. Verdaguer
                                            -------------------------------
                                            Ricardo A. Verdaguer,
                                            President and Chief
                                            Executive Officer

                                            Date: March 31, 1997


                                            IMPSAT S.A.


                                       By:  /s/ Rafael Carchak Canes
                                            -------------------------------
                                            Rafael Carchak Canes,
                                            President

                                            Date: March 31, 1997

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below (each, a "Signatory") constitutes and appoints Guillermo Jofre and Jose R. Torres (each, an "Agent," and collectively, "Agents") or either of them, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for and in his name, place and stead, in any and all capacities, to sign this Report and any and all amendments thereto and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission. Each Signatory further grants to the Agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary, in the judgment of such Agent, to be done in connection with any such signing and filing, as full to all intents and purposes as he might or could do in person, and hereby ratifies and confirms all that said Agents, or any of them, or their or his other substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature                        Title                        Date
---------                        -----                        ----

/s/ Enrique M. Pescarmona    Chairman of the Board of     March 31, 1997
                             Directors of IMPSAT
                             Corporation



/s/ Guillermo Jofre          Vice President, Finance      March 31, 1997
                             of IMPSAT Corporation



/s/ Jose R. Torres           Vice President, Adminis-     March 31, 1997
                             tration and Chief Account-
                             ing Officer of IMPSAT
                             Corporation

/s/ Roberto Vivo             Director, Deputy Chief       March 31, 1997
                             Executive Officer and
                             Vice President, Marketing
                             of IMPSAT Corporation



/s/ Alexander Rivelis        Director and Vice Presi-     March 31, 1997
                             dent, International Develop-
                             ment of IMPSAT Corporation



/s/ Lucas Pescarmona         Director of IMPSAT           March 31, 1997
                             Corporation



Sofia Pescarmona             Director of IMPSAT           March 31, 1997
                             Corporation



Renato De Rimini             Director of IMPSAT           March 31, 1997
                             Corporation



Girolamo Di Genova           Director of IMPSAT           March 31, 1997
                             Corporation


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below (each, a "Signatory") constitutes and appoints Guillermo Jofre, Jose R. Torres and Richard Horner (each, an "Agent," and collectively, "Agents") and each or any of them, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for and in his name, place and stead, in any and all capacities, to sign this Report and any and all amendments thereto and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission. Each Signatory further grants to the Agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary, in the judgment of such Agent, to be done in connection with any such signing and filing, as full to all intents and purposes as he might or could do in person, and hereby ratifies and confirms all that said Agents, or any of them, or their or his other substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature                            Title                        Date
---------                            -----                        ----


/s/ Ricardo A. Verdaguer         Chairman of the Board of     March 31, 1997
                                 Directors of IMPSAT
                                 Argentina



/s/ Enrique M. Pescarmona        Director of IMPSAT           March 31, 1997
                                 Argentina



/s/ Roberto Vivo                 Director of IMPSAT           March 31, 1997
                                 Argentina



    Pedro Mayol                  Director of IMPSAT           March 31, 1997
                                 Argentina



/s/ Rafael Carchak Canes         Director of IMPSAT           March 31, 1997
                                 Argentina



/s/ Jose R. Torres               Director of IMPSAT           March 31, 1997
                                 Argentina (principal
                                 financial officer)



    Archimede Del Vecchio        Director of IMPSAT           March 31, 1997
                                 Argentina



    Claudio Albanese             Director of IMPSAT           March 31, 1997
                                 Argentina

/s/ Jorge I. Marine              Manager, Administration      March 31, 1997
                                 of IMPSAT Argentina
                                 (principal accounting
                                 officer)


/s/ Richard Horner               Attorney-in-Fact             March 31, 1997

INDEPENDENT AUDITORS' REPORT


To the Shareholders of IMPSAT Corporation:

We have audited the accompanying consolidated balance sheets of IMPSAT Corporation and its subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and of cash flows for each of the three years ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IMPSAT Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Miami, Florida
February 25, 1997

IMPSAT CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995 (In Thousands of U.S. Dollars)
--------------------------------------------------------------------------------


ASSETS                                                           1996           1995
------                                                           ----           ----

CURRENT ASSETS:
    Cash and cash equivalents                                $   28,895      $   6,216
    Trade accounts receivable, net                               28,112         21,587
    Other receivables                                            12,699          6,441
    Prepaid expenses                                              4,068          2,662
                                                             ----------      ---------

         Total current assets                                    73,774         36,906
                                                             ----------      ---------

PROPERTY, PLANT AND EQUIPMENT, Net                              227,086        199,701
                                                              ---------      ---------

NON-CURRENT ASSETS:
    License and permit costs, net                                 2,413          2,785
    Deferred income taxes, net                                    4,812          7,824
    Deferred financing costs, net                                 4,760
    Othere non-current assets                                     2,385          1,879
                                                             ----------      ---------

         Total non-current assets                                14,370         12,488
                                                              ---------      ---------

TOTAL                                                         $ 315,230      $ 249,095
                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Account payable - trade                                  $   19,250      $  19,641
    Short-term debt                                              31,852         60,335
    Current portion of long-term debt                            11,022         37,175
    Accrued liabilities                                          11,708          5,538
    Other liabilities                                             4,294          6,124
                                                             ----------      ---------

         Total current liabilities                               78,126        128,813
                                                             ----------      ---------

LONG-TERM DEBT, NET                                             156,230         30,200
                                                             ----------      ---------

OTHER LONG-TERM LIABILITIES                                       3,752          6,243
                                                             ----------      ---------

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTEREST                                                30,242         28,476
                                                             ----------      ---------

STOCKHOLDERS' EQUITY:
     Common stock, $1 par value; and 77,750,640
       and 51,300,000 shares authorized , issued and
       outstanding at December 31, 1996 and 1995,
       respectively                                              77,750         51,300
     Capitalization - IMPSAT Argentina                                          13,360
     Accummulated deficit                                       (30,870)        (9,297)
                                                              ---------      ---------

         Total stockholder's equity                              46,880         55,363
                                                              ---------      ---------

TOTAL                                                         $ 315,230      $ 249,095
                                                              =========      =========

See notes to consolidated financial statements

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 and 1994 (In Thousands of U.S. Dollars)
--------------------------------------------------------------------------------


                                                               1996            1995           1994
                                                               ----            ----           ----

NET REVENUES FROM SERVICES                                  $  128,393       $  105,641      $  77,679
                                                            ----------       ----------      ---------
COST AND EXPENSES:
    Variable cost of services                                   21,494           18,818         12,770
    Satellite capacity cost                                     13,925           10,973          7,734
    Salaries, wages and benefits                                25,561           22,220         13,528
    Selling, general and administrative                         23,030           26,094         19,148
    Depreciation and amortization                               26,318           20,653         12,874
                                                            ----------       ----------      ---------

         Total cost and expenses                               110,328           98,758         66,054
                                                            ----------       ----------      ---------

         Operating income                                       18,065            6,883         11,625
                                                            ----------       ----------      ---------

OTHER INCOME (EXPENSES):
    Interest expense, net                                      (23,185)         (15,677)        (8,231)
    Net gain on foreign exchange                                   910            1,838          1,352
    Other income, net                                            1,035              511            599
                                                            ----------       ----------      ---------

         Total other income (expense)                          (21,240)         (13,328)        (6,280)
                                                            ----------       ----------      ---------

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST         (3,175)          (6,445)         5,345

(PROVISION FOR) BENEFIT FROM INCOME TAXES                       (3,542)             740          3,155
                                                            ----------       ----------      ---------


(LOSS) INCOME BEFORE MINORITY INTEREST                          (6,717)          (5,705)         8,500

INCOME ATTRIBUTE TO MINORITY INTEREST                           (1,766)          (1,712)        (5,464)
                                                            ----------       -----------     ---------

NET (LOSS) INCOME                                            $   (8,483)      $   (7,417)     $   3,036
                                                            ==========       ==========      =========

See notes to consolidated financial statements

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (In Thousands of U.S. Dollars)
--------------------------------------------------------------------------------


                                                         Capitalization
                                           -----------------------------------
                                                  Company
                                           --------------------                    Accumulated
                                                                     Combined                                      Minority
                                           Shares        Amount      Subsidiaries    Deficit            Total      Interest
                                           ------        ------      ------------    -------            -----      --------

BALANCE AT DECEMBER 31, 1993                                          $33,302         $(6,508)         $26,794      $19,613
Dividends declared - Argentina                                                           (765)            (765)        (735)
Additional capitalization - Venezuela                                   1,650                            1,650          550
Initial capitalization - others                                           107                              107
Initial capitalization - corp.:
     Columbia exchange                      12,070     $12,070        (13,056)            986
     Venezuela exchange                      7,165       7,165         (8,536)          1,371
     Other exchanges                           107         107           (107)
     Additional capital contribution        31,958      31,958                                          31,958
Net income for the year                                                                 3,036            3,036        5,464

BALANCE AT DECEMBER 31, 1994                51,300      51,300         13,360          (1,880)(*)       62,780       24,892

Additional capitalization - Venezuela                                                                                 1,872

Net loss for the year                                                                  (7,417)          (7,417)       1,712
                                          ---------     ---------    --------         --------         --------      -------

BALANCE AT DECEMBER 31, 1995                51,300       51,300        13,360          (9,297)(*)       55,363       28,476

IMPSAT Argentina exhange                    26,450       26,450       (13,360)        (13,090)

Net loss for the year                                                                  (8,483)          (8,483)       1,766
                                         ---------      ---------     --------        --------         --------    --------

BALANCE AT DECEMBER 31, 1996                77,750     $ 77,750     $     --          (30,870)(*)     $ 46,880     $ 30,242
                                          ========      ========     ========         ========        =========    ========




(*) Includes an appropriation of retained earnings amounting to $150, $449 and $1,254 in 1994, 1995 and 1996 to comply with legal reserve requirements in Argentina.


See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 and 1994 (In Thousands of U.S. dollars)
--------------------------------------------------------------------------------



                                                                          1996           1995          1994
                                                                          ----           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                       $ (8,483)     $ (7,417)      $  3,036
  Adjustments to reconcile net (loss)income to net cash
    provided by operating activities:
    Amortization and depreciation                                           26,318        20,653         12,874
    Deferred income tax provision (benefit)                                  3,012          (936)        (3,483)
    Income attributable to minority interest                                 1,766         1,712          5,464
    Changes in assets and liabilities:
      Increase in trade accounts receivable, net                            (6,525)       (5,940)        (1,178)
      (Increase) decrease in prepaid expenses                               (1,406)        1,513         (2,724)
      Increase in other receivables and other non-current assets            (6,647)         (446)        (4,317)
      (Decrease) increase in accounts payable - trade                          (41)        8,444          3,280
      Decrease in accrued and other liabilities                              4,340         1,658          4,142
      Decrease in other long-term liabilities                               (2,491)         (347)           163
                                                                          --------      --------        -------

   Net cash provided by operating activities                                 9,843        18,894         17,257
                                                                          --------      --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                               (53,648)      (66,796)       (87,023)
  Capitalized preoperating costs                                               (33)         (114)          (580)
                                                                          --------      --------        -------

   Net cash used by investing activities                                   (53,681)      (66,910)       (87,603)
                                                                          --------      --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments on) borrowings from short-term debt                        (28,483)       15,533         34,306
  Capital contribution from minority interest                                              1,872         28,224
  Proceeds from long-term debt, net of deferred financing costs            132,888         8,545         (1,444)
  Repayments of long-term debt                                             (37,888)       (3,853)        34,265
                                                                          --------      --------        -------

   Net cash provided by financing activities                                66,517        22,097         95,351
                                                                          --------      --------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        22,679       (25,919)        25,005

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               6,216        32,135          7,130
                                                                          --------      --------        -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $ 28,895      $  6,216       $ 32,135
                                                                          ========      ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                           $ 19,413      $ 16,498       $  7,358
                                                                          ========      ========       ========

  Foreign income taxes paid                                               $    186      $    244
                                                                          ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  ACTIVITIES:
  Equipment in transit                                                    $    350      $    264       $    518
                                                                          ========      ========       ========

See notes to consolidated financial statements

IMPSAT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands of U.S. dollars)
--------------------------------------------------------------------------------


1. BACKGROUND AND EVOLUTION

IMPSAT Corporation, a Delaware holding company (the "Company"), is a privately-held corporation which provides and operates private networks of integrated data and voice telecommunications systems in a number of countries in Latin America. The Company's principal line of business comprises the provision of data transmission services for large national and multinational companies, financial institutions, and governmental agencies and other business customers in Latin America. The Company provides its services through its owned advanced telecommunications networks comprised of teleports, earth stations, fiber optic and microwave link and leased satellite and fiber optic capacity.

The Company was formed in August 1994 for the purpose of combining operating entities in Argentina, Colombia and Venezuela, which were previously controlled by common ownership. The original operating entity was established in Argentina in 1990 under the name of IMPSAT S.A. ("IMPSAT Argentina"). Thereafter, operating entities were established in Colombia in 1992 ("IMPSAT Colombia") and in Venezuela in 1993 ("IMPSAT Venezuela").

As part of the formation of the Company, a shareholder of the Company contributed its ownership in the operating entities in Colombia and Venezuela in exchange for common stock. At the same time, cash was contributed by four shareholders in exchange for common stock. In July 1996, shareholders of IMPSAT Argentina exchanged a 51% ownership interest in IMPSAT Argentina for 26,450,640 shares of common stock of the Company.

Since the establishment of the Company, new operating subsidiaries have been created in Mexico, Ecuador, Peru and the United States. Accordingly, the Company's operating subsidiaries at December 31, 1996 are as follows:


                                                                                                         Operating
                                                          Ownership                                       Income
          Country          Operating Subsidiaries        Percentage     Total Assets     Revenues         (Loss)
          -------          ----------------------        ----------     ------------     --------         ------
        Argentina    Impsat S.A.                              51.0%     $   173,534    $    85,101     $   15,125
        Colombia     Impsat S.A.                              74.2           70,501         35,116         10,693
        Venezuela    Telecomunicaciones Impsat S.A.           75.0           23,718          4,496         (2,438)
        Mexico       Impsat S.A. de C.V.                      99.9            7,043            198         (2,005)
        Ecuador      Impsatel del Ecuador S.A.               100.0            9,795          2,802           (965)
        USA          Impsat USA, Inc.                        100.0              997            472           (440)
                                                                       ------------    -----------     ----------
                       Subtotal for operating subsidiaries                  285,588        128,185         19,970
                     Parent company and others                               29,642            208         (1,905)
                                                                       ------------    -----------     ----------
                          Consolidated total                              $ 315,230      $ 128,393      $  18,065
                                                                       ============    ===========      =========

In addition, the Company owns other subsidiaries which serve as intermediaries or provide support functions to the Company and its operating subsidiaries. They are Resis Ingenieria, S.A. (Argentina) and ISCH Ltd. (Liechtenstein).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements for the year ended December 31, 1996 are presented on a consolidated basis as a result of the exchange for 51% of IMPSAT Argentina described in Note 1. The financial statements for the years ended December 31, 1995 and 1994 are presented on a combined basis by virtue of common ownership, as described in Note 1. IMPSAT Argentina has been consolidated on the basis of its fiscal year-end, November 30. All significant intercompany transactions and balances have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents are highly liquid investments, including short-term investments and time deposits with maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates market value.

Revenue Recognition - The Company provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the number of microsystems installations. The fees stipulated in the contracts are denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total revenue from services for each of the three years ended December 31, 1996.

Property, Plant and Equipment Costs - Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

         Buildings and improvements                             20-25 years
         Operating communications equipment                     5-10 years
         Furniture, fixtures and other equipment                2-10 years

License and Permit Costs - License and permit costs, such as legal cost, regulatory fees and application costs incurred to obtain and make functional the operating licenses in each respective country were capitalized and are being amortized on the straight-line basis over periods not to exceed ten years. The Company reviews the carrying value of its license and permit costs on an ongoing basis. If such review indicates that these values may not be recoverable, the Company's carrying value will be reduced to its estimated fair value. The amounts capitalized, by operating subsidiaries, at December 31 are as follows:

                                         1996           1995
                                         ----           ----

IMPSAT Colombia                         $ 3,020       $  3,020
IMPSAT Ecuador                              287            287
IMPSAT Mexico                               293            293
IMPSAT USA                                  147            114
                                        -------       --------
         Total costs capitalized          3,747          3,714

Less:  accumulated amortization          (1,334)          (929)
                                        -------       --------

Unamortized balance                     $ 2,413       $  2,785
                                        =======       ========

Income Taxes - Deferred income taxes result from temporary differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with Financial Accounting Standards Board Statement No. 109 ("SFAS No. 109"), Accounting for Income Taxes, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

Deferred Financing Costs - Debt issuance costs and transaction fees, which are associated with the issuance of the senior guaranteed notes (see Note 7) are being amortized (and charged to interest expense) over the term of the related notes on a method which approximates the level yield method.

Foreign Currency Translation - The Company's subsidiaries use the U.S. dollar as the functional currency. Accordingly, the financial statements of the subsidiaries were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the functional currency are included as net gain on foreign exchange.

Fair Value of Financial Instruments - The Company's financial instruments include receivables, payables, short and long-term debt. The fair value of such financial instruments have been determined using available market information and interest rates as of December 31, 1996.

At December 31, 1996, the fair value of the 12-1/8% Senior Guaranteed Notes due 2003 was approximately $132,000 compared to the carrying value of $125,000. The fair value of all other financial instruments were not materially different from their carrying value.

Reclassifications - Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

3. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, by operating subsidiaries, at December 31 are summarized as follows:


                                                1996         1995
                                                ----         ----

IMPSAT Argentina                              $ 23,883     $ 17,182
IMPSAT Colombia                                  5,846        5,046
IMPSAT Venezuela                                 1,331          304
Others                                             637          185
                                              --------     --------
          Total                                 31,697       22,717

Less: allowance for doubtful accounts           (3,585)      (1,130)
                                              --------     --------

Trade accounts receivable, net                $ 28,112     $ 21,587
                                              ========     ========


The Company's subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers' financial history is analyzed.

The activity for the allowance for doubtful accounts at December 31 is as follows:

                                                   1996        1995        1994
                                                   ----        ----        ----

Beginning balance                                 $1,130      $  712      $  296
Provision for doubtful accounts                    2,455         418         416
                                                  ------      ------      ------

Ending balance                                    $3,585      $1,130      $  712
                                                  ======      ======      ======



4. OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income and other miscellaneous amounts due to the Company and its operating subsidiaries as follows at December 31:

                                           1996            1995
                                           ----            ----
IMPSAT Argentina                         $ 4,291         $ 2,342
IMPSAT Colombia                            3,696           2,308
IMPSAT Venezuela                           2,224             546
IMPSAT Ecuador                               494             345
Others                                     1,994             900
                                         -------         -------

Total                                    $12,699         $ 6,441
                                         =======         =======

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consisted of:

                                                               1996            1995
                                                               ----            ----

Land                                                        $   1,478       $    1,478
Building and improvements                                      22,604           20,398
Operating communications equipment                            258,593          209,317
Furniture, fixtures and other equipment                        11,311            9,168
                                                            ---------       ----------

           Total                                              293,986          240,361

Less:  accumulated depreciation                               (73,046)         (47,155)
                                                            ---------       ----------
           Total                                              220,940          193,206

Deposit on purchase of equipment and in transit                 6,146            6,495
                                                            ---------       ----------

Property, plant and equipment, net                          $ 227,086       $  199,701
                                                            =========       ==========


The recap of accumulated depreciation at December 31 is as follows:

                                                               1996            1995             1994
                                                               ----            ----             ----

 Beginning balance                                          $  47,155       $   27,188       $ 12,381
 Depreciation expense                                          25,913           20,268         12,602
 Other additions                                                                                2,205
 Disposals                                                        (22)           (301)
                                                            ---------       ---------          ------

 Ending balance                                             $  73,046       $  47,155        $ 27,188
                                                            ==========      =========        ========


6. SHORT-TERM DEBT

The Company's short-term debt at December 31 is detailed as follows:

                                                                1996            1995
                                                                ----            ----

Commercial paper (9% to 11%)                                $   20,000    $    5,000
Short-term credit facilities, denominated in U.S. dollars;
   interest rates ranging from 8% to 15%;
    IMPSAT Argentina                                               327        31,808
    IMPSAT Colombia                                              3,345         4,616
    IMPSAT Venezuela                                             1,400           256
    IMPSAT Ecuador                                                  53         2,080

Short-term credit facilities, denominated in local
  currencies; local interest rates;
    IMPSAT Colombia (32% to 36%)                                 5,700        14,545
    IMPSAT Venezuela (29% to 32%)                                1,027         2,030
                                                             ---------    ----------

Total short-term debt                                        $  31,852    $   60,335
                                                             =========    ==========

7. LONG-TERM DEBT

      The Company's long-term debt at December 31 is detailed as follows:


                                                                                1996           1995
                                                                                ----           ----

 12-1/8% Senior Guaranteed Notes due 2003                                   $ 125,000
 Term notes payable:
   IMPSAT Colombia; with maturities through 2002 collateralized by equipment with a carrying value of approximately $14,000 and the assignment of customer contracts totalling approximately $12,000 denominated in:
       U.S. dollars (interest rates 8% - 13.30%)                               25,324          $ 23,472
       Local currency (interest rates 16.35% - 21%)                             1,551             1,008
   IMPSAT Argentina (8%), maturing
     semiannually through 1998, collateralized
     by stock of a subsidiary and other assets                                  4,374             6,120
   IMPSAT Venezuela (10.5%), maturing
     during 2001                                                                5,922
 Negotiable obligations due 1996
                                                                                                 30,000
 Eximbank notes payable (6.56%), maturing
   semiannually through 1999                                                    5,081             6,775
                                                                            ---------          --------

             Total long-term debt                                             167,252            67,375

 Less:  current portion                                                       (11,022)          (37,175)
                                                                            ---------          --------

 Long-term debt, net                                                        $ 156,230          $ 30,200
                                                                            =========          ========



The scheduled maturities of long-term debt at December 31, 1996 are as follows:

                   Fiscal Year
                   -----------

                   1997                                $    11,022
                   1998                                      8,162
                   1999                                      7,579
                   2000                                      5,774
                   2001 and thereafter                     134,715
                                                           -------

                     Total                              $  167,252
                                                        ==========


The Senior Guaranteed Notes and some of the term notes payable for IMPSAT Colombia and IMPSAT Venezuela contain certain covenants requiring certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

8. INCOME TAXES

For the years ended December 31, 1996, 1995 and 1994, the provision for (benefits from) income taxes, all of which are for foreign taxes, consist of a current provision of $530, $196 and $328, respectively, and a deferred provision of $3,012 and a deferred benefit of $936 and $3,483 respectively. The foreign statutory tax rates range from 20% to 35% depending on the particular country. There is no provision or benefit for U.S. income taxes, as the Company has net operating loss carryforwards. Deferred taxes result from temporary differences in the capitalization policies of preoperating costs and net operating loss carryforwards. The composition of net deferred tax assets at December 31 is as follows:


                                                          1996              1995
                                                          ----              ----
       Deferred tax assets:
       Preoperating costs:
         IMPSAT Colombia                               $  2,038            $  2,188
         IMPSAT Venezuela                                 1,695               1,731
         IMPSAT Ecuador                                      85                 143
       Net operating loss carryforwards:
         IMPSAT Argentina                                                     3,220
         IMPSAT Colombia                                    900               2,039
         IMPSAT Venezuela                                 4,625               1,946
         IMPSAT Mexico                                    1,741                 879
         IMPSAT Ecuador                                     684
         Company and IMPSAT USA                             255
       Other:
         IMPSAT Colombia                                    273
                                                      ---------            --------

       Gross deferred tax assets                         12,296              12,146
                                                      ---------            --------

       Deferred tax liabilities:
         IMPSAT Argentina                                  (742)
         IMPSAT Mexico                                     (337)                (85)
                                                      ---------            --------

       Gross deferred tax liabilities                    (1,079)                (85)
                                                      ---------            ---------

       Less:  valuation allowance                        (6,405)             (4,237)
                                                      ---------            ---------

       Net deferred tax assets                         $  4,812            $  7,824
                                                       ========            ========



As there is no assurance that the Company will generate sufficient earnings to utilize its available tax assets, a valuation allowance has been established to offset deferred tax assets.

9. COMMITMENTS AND CONTINGENCIES

The Company leases satellite capacity with annual rental commitments of approximately $13,100. In addition, the Company has commitments to purchase communications equipment amounting to approximately $11,200 and was obligated under letter of credits amounting to approximately $433 at December 31, 1996.

The Company is a third party guarantor of up to 75% of a $6,000 credit facility provided to IMPSAT Venezuela by a regional development fund. At December 31, 1996, the balance outstanding on the credit facility amounted to approximately $5,900.

In the normal course of business, the Company faces challenges to its various licenses and rights to operate on an exclusive basis. The Company vigorously defends such challenges; however, there can be no assurance that the Company will ultimately prevail.

                                   * * * * * *

INDEPENDENT AUDITORS' REPORT


To the Stockholders of IMPSAT S.A.:

We have audited the accompanying balance sheets of IMPSAT S.A.(the "Company") as of November 30, 1996 and 1995, and the related statements of income, of stockholders' equity and of cash flow for each of the three years ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of IMPSAT S.A. at November 30, 1996 and 1995, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE
Buenos Aires, Argentina
February 7, 1997

IMPSAT S.A.

BALANCE SHEETS
NOVEMBER 30, 1996 and 1995 (In thousands of U. S. Dollars)
--------------------------------------------------------------------------------



                                                                        1996              1995
                                                                        ----              ----
      ASSETS

      CURRENT ASSETS:
          Cash and cash equivalents                                   $    1,882    $     1,160
          Trade accounts receivable, net                                  20,389         16,072
          Receivables from affiliated companies                              429             --
          Other receivables                                                4,290          2,342
          Prepaid expenses                                                 1,833          1,202
                                                                      ----------    -----------
            Total current assets                                          28,823         20,776
                                                                      ----------    -----------

       PROPERTY, PLANT AND EQUIPMENT, NET                                143,430        140,205
                                                                      ----------    -----------

      NON-CURRENT ASSETS:
          Deferred income taxes                                                           3,220
          Other non-current assets                                         1,986          1,744
                                                                      ----------    -----------
             Total non-current assets                                      1,986          4,964
                                                                      ----------    -----------

      TOTAL                                                           $  174,239    $   165,945
                                                                      ==========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
          Accounts payables - trade                                   $   12,311     $   16,033
          Short-term debt                                                 20,327         36,808
          Advances from affiliated companies                               2,125          7,313
          Current portion of long-term debt                                5,185         34,190
          Accrued liabilities                                              2,210          4,372
          Deferred income taxes                                              743
          Other liabilities                                                2,137          3,841
                                                                      ----------     ----------
             Total current liabilities                                    45,038        102,557
                                                                      ----------     ----------

      LONG-TERM DEBT, NET                                                  4,270          8,705
                                                                      ----------     ----------

      OTHER LONG-TERM LIABILITIES                                          3,755          6,244
                                                                      ----------     ----------

      ADVANCES FROM PARENT COMPANY, LONG-TERM                             69,719             --

      COMMITMENTS AND CONTINGENCIES (Note 10)
                                                                      ----------      ----------
      MINORITY INTEREST                                                       --               3
                                                                      ----------      ----------

      STOCKHOLDERS' EQUITY:
          Common Stock; 5,123 shares authorized,
             issued, and outstanding                                           3               3
          Paid-in capital                                                 26,191      $   26,191
          Retained earnings                                               25,263          22,242
                                                                      ----------      ----------
             Total stockholders' equity                                   51,457          48,436
                                                                      ----------      ----------

      TOTAL                                                           $  174,239      $  165,945
                                                                      ==========      ==========



See notes to financial statements.

IMPSAT S.A.
STATEMENTS OF INCOME
YEARS ENDED NOVEMBER 30, 1996, 1995 and 1994 (In thousands of U. S. Dollars)
--------------------------------------------------------------------------------


                                                                     1996              1995           1994
                                                                     ----              ----           ----

    NET REVENUES FROM SERVICES                                       $ 85,145         $ 80,346       $ 63,999
                                                                     --------         --------       --------

    COSTS AND EXPENSES:
         Variable cost of services                                     14,665           11,083         11,040
         Satellite capacity cost                                        9,503            8,358          5,902
         Salaries, wages and benefits                                  12,590           12,697          9,567
         Selling, general and administrative                           10,731           17,814         12,885
         Depreciation and amortization                                 18,786           16,067         10,719
                                                                     --------         --------       --------
              Total cost and expenses                                  66,275           66,019         50,113
                                                                     --------         --------       --------

              Operating income                                         18,870           14,327         13,886
                                                                     --------         --------       --------

    OTHER INCOME (EXPENSES):
         Interest expense, net                                       (12,527)         (10,384)        (4,556)
         Other income, net                                               638              523            (83)
                                                                     -------          -------        -------
              Total other income (expenses)                          (11,889)          (9,861)        (4,639)
                                                                     -------          -------        -------

    INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                   6,981            4,466           9,247

    (PROVISION FOR) BENEFIT FROM INCOME TAX                           (3,963)                           3,220
                                                                     -------          -------        -------

    INCOME BEFORE MINORITY INTEREST                                    3,018            4,466          12,467

    INCOME ATTRIBUTABLE TO MINORITY INTEREST                               3                6             (3)
                                                                     -------          -------        -------

    NET INCOME                                                       $ 3,021          $ 4,472         $12,464
                                                                    ========          =======    ===========

See notes to financial statements.


IMPSAT S.A.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994(In thousands of U. S. Dollars)
--------------------------------------------------------------------------------




                                                           Common Stockholders'
                                                  ---------------------------------------
                                                                   Paid-in      Retained                          Minority
                                                  Common Stock     Capital      Earnings              Total       Interest
                                                  ------------     -------      --------              -----       --------


    BALANCE AT NOVEMBER 30, 1993                     $  3          $26,191       $  6,806            $33,000
    Dividends declared                                                             (1,500)            (1,500)
    Capital contribution                                                                                          $  6
    Net income                                                                     12,464             12,464         3
                                                  -------------   ----------- -------------- ------ ----------- -------------

    BALANCE AT NOVEMBER 30, 1994                        3           26,191         17,770    (*)      43,964         9
    Net income                                                                      4,472              4,472        (6)
                                                  -------------   ----------- -------------- ------ ----------- -------------
    BALANCE AT NOVEMBER 30, 1995                        3           26,191         22,242    (*)      48,436         3
    Net income                                                                      3,021              3,021        (3)
                                                  =============   =========== ============== ====== =========== =============
    BALANCE AT NOVEMBER 30, 1996                    $   3         $ 26,191       $ 25,263    (*)    $ 51,457         -
                                                  =============   =========== ============== ====== =========== =============



    (*) includes an appropriation of retained earnings, amounting to $295, $881 and $1,254 in 1994, 1995 and 1996, respectively, to comply with legal reserve requirements in Argentina.


See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 1996, 1995 and 1994 (In thousands of U. S. Dollars)
--------------------------------------------------------------------------------

                                                          1996            1995           1994
                                                          ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $ 3,021       $ 4,472        $12,464
Adjustment to reconcile net income to net cash
    provided by operating activities:
    Amortization and depreciation                         18,786        16,067         10,719
    Deferred income tax provision (benefit)                3,963                       (3,220)
    Minority interest                                         (3)           (6)             3
    Changes in assets and liabilities:
       (Increase) decrease in trade accounts
         receivable, net                                  (4,746)       (2,840)           427
       (Increase) decrease in prepaid expenses              (631)        2,408         (2,361)
       (Increase) decrease in other receivable
         assets and other non-current assets              (2,190)        1,017         (2,056)
       (Decrease) increase in accounts payable -          (8,910)        6,048          4,788
         trade
       (Decrease) increase in accrued and other           (3,866)          878          1,372
         liabilities
       (Decrease) increase in other long-term
         liabilities                                      (2,489)         (347)           162
                                                       ----------    -----------    -----------
    Net cash provided by operating activities              2,935        27,697         22,298
                                                       ----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment           (22,011)      (37,984)       (69,832)
                                                       ----------    -----------    -----------
    Net cash used in investing activities                (22,011)      (37,984)        (69,832)
                                                       ----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments of) borrowings from short-term debt    (16,481)        2,778         30,913
    Increase (decrease) in advances
     from/to affiliates                                   69,719         8,114           (248)
    Repayments of long - term debt                       (33,440)         (750)          (750)
    Proceeds from long - term debt                                         791         11,378
    Capital contributions                                                                   6
                                                       ----------    -----------    -----------
    Net cash provided by operating activities             19,798        10,933         41,299
                                                       ----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         722           646         (6,235)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR         1,160           514          6,749
                                                       ==========    ===========    ===========
CASH AND CASH EQUIVALENTS AT END OF THE
YEAR                                                    $  1,882       $ 1,160          $ 514
                                                       ==========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                       $ 10,613       $ 9,208        $ 3,958
                                                       ==========    ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
    Equipment in transit                                   $ 350         $ 264          $ 518
                                                       ==========    ===========    ===========

See to consolidated financial statements.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS (in thousands of U. S. dollars)
--------------------------------------------------------------------------------

1. BACKGROUND

IMPSAT S.A. provides and operates private networks of integrated data and voice telecommunications systems in Argentina. IMPSAT S. A.'s principal line of business comprises the provision of data transmission services for large national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its owned advanced telecommunications networks comprised of teleports, earth stations, fiber optic and microwave links and leased satellite capacity. During July 1996, IMPSAT S.A. became a 51% owned subsidiary of IMPSAT Corporation, a Delaware holding company (the "Parent Company").

On November 18, 1996, IMPSAT S.A. and its subsidiaries, Teledatos S.A. and Satelnet S.A., merged and the subsidiaries ceased operations. The merger was ratified by the shareholders of IMPSAT S.A. on January 20, 1997. The financial statements recognize the effect of the merger.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents -- Cash and cash equivalents are highly liquid investments, including short-term investments and time deposits with maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates market value.

Revenue Recognition -- IMPSAT S. A. provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the number of microsystems installations. The fees stipulated in the contracts are denominated in U.S. dollars. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. For the year ended November 30, 1996, IMPSAT S. A. had one customer that represented approximately 15% net revenue from services. No single customer accounted for greater than 10% of total revenue from services for the years ended November 30, 1995 and 1994.

Property, Plant and Equipment -- Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

        Building and improvement                          20-25 years
        Operating communications equipment                5-10 years
        Furniture, fixtures and other equipment           2-10 years

Income Taxes -- Deferred income taxes result from timing differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with Financial Accounting Standards Board (the "FASB") Statements of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which required the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

Foreign Currencies Translation -- The translation of these consolidated financial statements into U.S. dollars has been made following the guidelines of SFAS No. 52, Foreign Currency Translation. Major operations of IMPSAT S. A.
are stated in U.S. dollars. Accordingly, the U.S. dollar has been designated as the functional currency. Local currency denominated transactions are remeasured into the functional currency. Accordingly, fixed assets and stockholders account have been translated into U.S. dollars taking into account the exchange rate prevailing at each transaction date. Monetary assets and liabilities are translated using the year-end exchange. Profit and loss accounts were translated using average exchange rates for the periods in which they were accrued, except for the consumption of non-monetary assets for which their respective dollar translated costs were considered.

Fair Value of Financial Instruments -- IMPSAT S. A.'s financial instruments include receivables, payables, short and long-term debt. The fair value of such financial instruments have been determined based on market interest rates as of November 30, 1996. The fair values were not materially different than their carrying (or contract) values.

Long-Lived Assets -- IMPSAT S. A. adopted the provisions of SFAS No. 121 effective December 1, 1995. Long-lived assets are reviewed on an ongoing basis for impairment. Estimated fair value is calculated using discounted cash flow methods and other valuation techniques.


3. TRADE ACCOUNTS RECEIVABLE

The detail of trade accounts receivable at November 30 is as follows:


s                                                       1996            1995
                                                       ----            ----

Trade accounts receivable                             $ 23,883        $ 17,182
Less: allowance for doubtful accounts                   (3,494)         (1,110)
                                                      ---------       --------
Trade accounts receivable, net                        $ 20,389        $ 16,072
                                                      =========       ========

IMPSAT S. A. provides trade credit to its customers in the normal course of business. Prior to extending credit, the customers' financial history is analyzed.

The activity for the allowance for doubtful account at November 30, is as follows:

                                          1996            1995           1994
                                          ----            ----           ----
Beginning balance                        $1,110          $  712          $296
Provision for doubtful accounts           2,384             398           416
                                         ------          ------          ----
Ending balance                           $3,494          $1,110          $712
                                         ======          ======          ====

4. OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local government for taxes other than income and other miscellaneous amounts due to IMPSAT S. A.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at November 30, consists of:

                                                           1996                1995
                                                           ----                ----

Building installations and improvements                   $  15,962           $ 15,583
Operating communications equipment                          175,199            153,106
Furniture, fixtures and other equipment                       7,836              6,714
                                                          ---------           --------
      Total                                                 198,997            175,403
Less: accumulated depreciation                              (59,245)           (40,477)
                                                          ---------           --------
      Total                                                 139,752            134,926
Deposit on purchase of equipment and in transit               3,678              5,279
                                                          ---------           --------
Property, plant and equipment, net                        $ 143,430           $140,205
                                                          =========           ========


The recap of accumulated depreciation at November 30, is as follows:


                                                            1996               1995                1994
                                                            ----               ----                ----
Beginning balance                                         $ 40,477            $ 24,712           $ 11,790
Depreciation expense                                        18,786              16,067             10,719
Other addition                                                                                      2,203
Disposals                                                      (18)               (302)
                                                          --------            --------           --------
Ending balance                                            $ 59,245            $ 40,477           $ 24,712
                                                          ========            ========           ========

6.  SHORT-TERM DEBT

IMPSAT S. A.'s short-term debt at November 30, is detailed as follows:


                                                            1996               1995
                                                            ----               ----

Commercial paper (9% to 11%)                              $ 20,000            $  5,000
Short-term credit facilities, denominated in
 U.S. dollars, interest rates ranging from 8%  to 15%          327              31,808
                                                          --------            --------
Total short-term debt                                     $ 20,327            $ 36,808
                                                          ========            ========


IMPSAT S. A. has historically refinanced its short-term credit facilities on an annual basis.

7. LONG-TERM DEBT

IMPSAT S. A.'s long-term debt at November 30, is detailed as follows:


                                                               1996              1995
                                                               ----              ----
Term notes payable (8%) maturing
   semiannually through 1998, collateralized
   by stock of a subsidiary and other assets                   $ 4,374           $ 6,120
Negotiable Obligations, due 1996                                                  30,000
Eximbank notes payable (6.56%)
   maturing semiannually through 1999                            5,081             6,775
                                                               -------           -------
Total long-term debt                                            (9,455)           42,895
Less: current portion                                           (5,185)          (34,190)
                                                               -------           -------
Long-term debt, net                                            $ 4,270           $ 8,705
                                                               =======           ========

The scheduled maturities of debt and credit facilities at November 30, 1996 are as follows:


                 Fiscal year:             Amount
                 ------------             ------
                     1997                 $5,185
                     1998                  1,693
                     1999                  1,694
                     2001                    883
                                          ------
                    Total                 $9,455
                                          ======

8. ADVANCES FROM PARENT COMPANY

During 1996, IMPSAT S.A. received advances totalling approximately $70,000 from its Parent Company. These advances bear interest at 12 1/8% and are due 2003.

9. INCOME TAXES

The provision for income taxes for 1996 consist of $742 in current taxes and $3,220 in deferred taxes resulting from the utilization of net operating loss carryforward benefits. The benefit for income taxes in 1994 represents the carryforward benefits for operating losses available to the subsidiaries of IMPSAT S.A. The statutory tax rate in Argentina is 33%. IMPSAT S.A.'s current provision for income taxes for years 1994 and 1995 amounted to $2,774 and $1,340, respectively. Such amounts are offset by deferred tax benefits resulting from the realization of carryforward operating losses.

10. COMMITMENTS AND CONTINGENCIES

IMPSAT S. A. leases satellite capacity with annual rental commitments of approximately $9,000 through the year 2000. In addition, IMPSAT S. A. has commitments to purchase communications equipment amounting to approximately $9,500 at November 30, 1996.

IMPSAT S. A. is guarantor on the $125,000,000, 12 1/8% Senior Guaranteed Notes Due 2003 issued on July 30, 1996 by the Parent Company.

In the normal course of business, IMPSAT S. A. faces challenges to its various licenses and rights to operate on an exclusive basis, which it vigorously defends. There can be no assurance it will ultimately prevail on these challenges.