Form 10-Q
period 1997-03-31
IMPSAT CORP
filed 1997-05-15
CIK 1022329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 1997 OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM           TO
                               ---------    ------------

COMMISSION FILE NUMBER 333-12977

                               IMPSAT Corporation
                                   IMPSAT S.A.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                     52-1910372
             Argentina                                    Not Applicable
(STATE OR OTHER JURISDICTION                              (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)


                            Alferez Pareja 256 (1107)
                             Buenos Aires, Argentina
                                 (541) 300-4007
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
                      INCLUDING AREA CODE, OF REGISTRANT'S
                          PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO
                                                   -----   -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

INDICATE BY CHECK MARK WHETHER THE COMPANY HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES n/a NO n/a
          -----  ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

As of March 31, 1997 the Company had 77,750,640 shares of Common Stock, $1.00 Par Value, outstanding.

                                       ------------------

                                       IMPSAT CORPORATION

                                       ------------------



                                              INDEX


                                                                                                            Page No.
                                   PART I. FINANCIAL INFORMATION                                            --------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Financial Statements of
IMPSAT Corporation and Subsidiaries

        Consolidated Balance Sheets as of
        December 31, 1996 and
        as of March 31, 1997..............................................................................      1

        Consolidated Statements of
        Operations for the Three Months
        ended March 31, 1996 and 1997.....................................................................      2

        Consolidated Statements of
        Stockholders' Equity for
        the Three Months ended March 31, 1997.............................................................      3

        Consolidated Statement of Cash Flows for
        the Three Months ended March 31, 1996 and 1997....................................................      4

        Notes to Consolidated Financial Statements........................................................      5

Financial Statements of IMPSAT S.A.
and Subsidiaries

        Balance Sheets as of November 30, 1996 and
        as of February 28, 1997..........................................................................      14

        Statements of Income for the Three Months
        ended February 29, 1996 and February 28, 1997.....................................................     15

        Statements of Stockholders' Equity for the
        Three Months ended February 28, 1997..............................................................     16

        Statement of Cash Flows for
        the Three Months ended February 29, 1996
        and February 28, 1997.............................................................................     17

        Notes to Financial Statements.....................................................................     18

ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.....................................................................................     24

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................................................     30

ITEM 2.  CHANGES IN SECURITIES............................................................................     31

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................................................     31

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..............................................     31

ITEM 5.  OTHER INFORMATION................................................................................     31

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................................     31


                                    PART I
                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                          DECEMBER 31,        MARCH 31,
                                                                            1996                1997
                                                                       ----------------   ----------------
                                                                                             (UNAUDITED)
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                           $  28,895          $  19,481
        Trade accounts receivable, net                                         22,969             26,057
        Other receivables                                                      12,699             15,562
        Prepaid expenses                                                        4,068              2,175
                                                                            ---------          ---------
                  Total current assets                                         68,631             63,275
                                                                            ---------          ---------
PROPERTY, PLANT AND EQUIPMENT, Net                                            227,086            233,398
                                                                            ---------          ---------
NON-CURRENT ASSETS:
        Trade account receivable, net                                           5,143              5,143
        License and permit costs, net                                           2,413              2,311
        Deferred income taxes, net                                              4,812              3,892
        Deferred financing costs, net                                           4,760              4,719
        Other non-current assets                                                2,385              2,008
                                                                            ---------          ---------
                  Total non-current assets                                     19,513             18,073
                                                                            ---------          ---------
TOTAL                                                                       $ 315,230          $ 314,746
                                                                            =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Account payable - trade                                             $  19,250          $  28,015
        Short-term debt                                                        31,852             33,112
        Current portion of long-term debt                                      11,022              6,591
        Accrued liabilities                                                    11,708              8,984
        Other liabilities                                                       4,294              3,217
                                                                            ---------          ---------
                  Total current liabilities                                    78,126             79,919
                                                                            ---------          ---------
LONG-TERM DEBT, NET                                                           156,230            156,018
                                                                            ---------          ---------
OTHER LONG-TERM LIABILITIES                                                     3,752              3,055
                                                                            ---------          ---------
COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTEREST                                                              30,242             30,722
                                                                            ---------          ---------
STOCKHOLDERS' EQUITY:
        Common stock, $1 par value; and 77,750,640
            shares authorized, issued and outstanding                          77,750             77,750
        Accumulated deficit                                                   (30,870)           (32,718)
                                                                            ---------          ---------
                  Total stockholders' equity                                   46,880             45,032
                                                                            ---------          ---------
TOTAL                                                                       $ 315,230          $ 314,746
                                                                            =========          =========



See notes to consolidated financial statements

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           1996                  1997
                                                                    -----------------       ----------------
                                                                                 (UNAUDITED)

NET REVENUES FROM SERVICES                                                $  29,808             $ 36,681
                                                                        -------------       --------------

COST AND EXPENSES:
        Variable cost of services                                             5,145                4,953
        Satellite capacity cost                                               3,216                4,294
        Salaries, wages and benefits                                          5,633                6,614
        Selling, general and administrative                                   5,750                8,190
        Depreciation and amortization                                         6,071                6,711
                                                                        -------------       --------------
                  Total cost and expenses                                    25,815               30,762
                                                                        -------------       --------------
                  Operating income                                            3,993                5,919
                                                                        -------------       --------------
OTHER INCOME (EXPENSES):
        Interest expense, net                                                (4,770)              (5,776)
        Net gain (loss) on foreign exchange                                     370                 (162)
        Other income, net                                                        84                  176
                                                                        -------------       --------------
                  Total other expense                                        (4,316)              (5,762)
                                                                        -------------       --------------
(LOSS) INCOME BEFORE INCOME TAXES
    AND MINORITY INTEREST                                                      (323)                 157

PROVISION FOR INCOME TAXES                                                     (105)              (1,525)
                                                                        -------------       --------------
LOSS BEFORE MINORITY INTEREST                                                  (428)              (1,368)

INCOME ATTRIBUTE TO MINORITY INTEREST                                          (967)                (480)

                                                                        -------------       --------------
NET LOSS                                                                  $  (1,395)            $ (1,848)
                                                                        =============       ==============

See notes to consolidated financial statements

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF U.S. DOLLARS)
---------------------------------------------------------------------------


                                                COMMON STOCK
                                         ------------------------------
                                           SHARES         AMOUNT         ACCUMULATED            TOTAL              MINORITY
                                                                           DEFICIT                                 INTEREST
                                         ------------   -----------    ----------------      -------------      -------------

BALANCE AT DECEMBER 31, 1996                  77,750       $77,750          $(30,870)    (*)     $46,880             $30,242
Net loss for the three months ended
(Unaudited)                                                                   (1,848)             (1,848)                480
                                         ------------   ------------      -------------      -------------      --------------
BALANCE AT MARCH 31, 1997                     77,750       $77,750          $(32,718)            $45,032             $30,722
                                         ============   ============      =============      =============      ==============




(*) Includes an appropriation of retained earnings amounting to $1,254 in 1996 to comply with legal reserve requirements in Argentina.




See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------




                                                                              THREE MONTHS ENDED MARCH 31,
                                                                          --------------------------------------
                                                                               1996                 1997
                                                                          --------------------------------------
                                                                                       (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $(1,395)       $(1,848)
Adjustment to reconcile net loss to net cash
        provided by operating activities:
        Amortization and depreciation                                               6,071          6,711
        Deferred income tax provision                                                  40            920
        Income attributable to minority interest                                      967            480
        Changes in assets and liabilities:
              Increase in trade accounts receivable, net                             (767)        (3,088)
              Decrease in prepaid expenses                                             31          1,893
              Increase in other receivables and
                  other non-current assets                                         (1,490)        (2,445)
              (Decrease) increase in accounts payable-trade                        (1,489)          2,406
              Increase (decrease) in accrued and other liabilities                    278         (3,801)
              Decrease in other long-term liabilities                                (454)          (697)
                                                                                  -------        -------
        Net cash provided by operating activities                                   1,792            531
                                                                                  -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES -
        Purchases of property, plant and equipment                                 (7,779)        (6,562)
                                                                                  -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings from short-term debt                                         4,286          1,260
        Proceeds from long-term debt                                                5,748
        Repayments of long - term debt                                             (4,170)        (4,643)
                                                                                  -------        -------
        Net cash provided (used) by financing activities                            5,864         (3,383)
                                                                                  -------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (123)        (9,414)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    6,216         28,895
                                                                                  -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 6,093        $19,481
                                                                                  =======        =======
SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid                                                             $ 3,681        $ 1,929
                                                                                  =======        =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
ACTIVITIES:
        Equipment in transit                                                      $ 2,972        $ 6,359
                                                                                  =======        =======


See notes to consolidated financial statements

IMPSAT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------


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

As part of the formation of the Company, a shareholder of the Company contributed its ownership in the operating entities in Colombia and Venezuela in exchange for common stock. At the same time, cash was contributed by four shareholders in exchange for common stock. In July 1996, shareholders of IMPSAT Argentina exchanged a 51% ownership interest in IMPSAT Argentina for 26,450,640 shares of common stock of the Company. See Note 10.

Since the establishment of the Company, new operating subsidiaries have been created in Mexico, Ecuador, Peru and the United States. Accordingly, the Company's operating subsidiaries at March 31, 1997 are as follows:


                                                        OWNERSHIP
COUNTRY                  OPERATING SUBSIDIARIES        PERCENTAGE
-------                  ----------------------        ----------
Argentina               Impsat S.A.                       51.0%
Colombia                Impsat S.A.                       74.2
Venezuela               Telecomunicaciones Impsat S.A.    75.0
Mexico                  Impsat S.A. de C.V.               99.9
Ecuador                 Impsatel del Ecuador S.A         100.0
USA                     Impsat USA, Inc.                 100.0



     In addition, the Company owns other subsidiaries which serve as intermediaries or provide support functions to the Company and its operating subsidiaries. They are Resis Ingenieria, S.A. (Argentina) and ISCH Ltd. (Liechtenstein).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -- The financial statements are presented on a consolidated basis as a result of the exchange for 51% of IMPSAT Argentina described in Note 1. IMPSAT Argentina has been consolidated on the basis of its fiscal period end, February 28. All significant intercompany transactions and balances have been eliminated.

Interim Financial Information -- The unaudited consolidated statements as of March 31, 1997 and for the three months ended March 31, 1996 and 1997 have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three months period ended March 31, 1996 and 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

Revenue Recognition -- The Company provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the number of microsystems installations. The fees stipulated in the contracts are denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total revenue from services for the three months ended March 31, 1996 and 1997.

Property, Plant and Equipment Costs -- Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

   Buildings and improvements                                      20-25 years
   Operating communications equipment                              5-10 years
   Furniture, fixtures and other equipment                         2-10 years

License and Permit Costs -- License and permit costs, such as legal cost, regulatory fees and application costs incurred to obtain and make functional the operating licenses in each respective country were capitalized and are being amortized on the straight-line basis over periods not to exceed ten years. The Company reviews the carrying value of its license and permit costs periodically on an undiscounted cash flow basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. If the estimated future cash flows are projected to be less than the carrying value an impairment write-down would be recorded. The amounts capitalized, are as follows:

                                                     DECEMBER 31,              MARCH 31,
                                                         1996                    1997
                                                    ----------------       ------------------
                                                                              (UNAUDITED)
IMPSAT Colombia                                            $ 3,020                  $ 3,020
IMPSAT Ecuador                                                 287                      287
IMPSAT Mexico                                                  293                      293
IMPSAT USA                                                     147                      147
                                                        ------------       ------------------
      Total costs capitalized                                3,747                    3,747
Less: accumulated depreciation                              (1,334)                  (1,436)
                                                        ============       ==================
Unamortized balance                                        $ 2,413                  $ 2,311
                                                        ============       ==================




Income Taxes -- Deferred income taxes result from temporary differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

Deferred Financing Costs -- Debt issuance costs and transaction fees, which are associated with the issuance of the senior guaranteed notes (see Note 7) are being amortized (and charged to interest expense) over the term of the related notes on a method which approximates the level yield method.

Foreign Currency Translation -- The Company's subsidiaries use the U.S. dollar as the functional currency. Accordingly, the financial statements of the subsidiaries were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the functional currency are included as net gain on foreign exchange.

Fair Value of Financial Instruments -- The Company's financial instruments include receivables, payables, short and long-term debt. The fair value of such financial instruments have been determined using available market information and interest rates as of December 31, 1996.

At December 31, 1996, the fair value of the 12-1/8% Senior Guaranteed Notes due 2003 was approximately $132,000 compared to the carrying value of $125,000. The fair value of all other financial instruments were not materially different from their carrying value.

New Accounting Pronouncement -- In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. This Statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of SFAS No. 128 by the Company will not have a material effect on earnings per share.

Reclassifications -- Certain amounts in the period for the three months ended March 31, 1996 consolidated financial statements have been reclassified to conform with the three months ended March31, 1997 presentation.

3.  TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, are summarized as follows:



                                                      DECEMBER 31,              MARCH 31,
                                                         1996                     1997
                                                   ----------------        ------------------
                                                                              (UNAUDITED)
IMPSAT Argentina                                         $ 17,973                  $ 18,590
IMPSAT Colombia                                             5,846                     7,863
IMPSAT Venezuela                                            1,331                     1,683
Others                                                        637                     1,463
                                                   ----------------      --------------------
        Total                                              25,787                    29,599
Less: allowance for doubtful accounts                     (2,818)                   (3,542)
                                                   ----------------      --------------------
Trade accounts receivable, net                           $ 22,969                  $ 26,057
                                                   ================      ====================


The Company's subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers' financial history is analyzed.

The activity for the allowance for doubtful accounts is as follows:



                                                       DECEMBER 31,            MARCH 31,
                                                          1996                   1997
                                                     ---------------       ------------------
                                                                             (UNAUDITED)
Beginning balance                                          $ 1,130                  $ 2,818
Provision for doubtful accounts                              1,688                      728
Write-offs                                                                               (4)
                                                     ===============       ==================
Ending balance                                             $ 2,818                  $ 3,542
                                                     ===============       ==================

4.  OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income and other miscellaneous amounts due to the Company and its operating subsidiaries as follows at:

                                                    DECEMBER 31,             MARCH 31,
                                                        1996                   1997
                                                   ----------------        --------------
                                                                            (UNAUDITED)
IMPSAT Argentina                                         $  4,291              $  5,098
IMPSAT Colombia                                             3,696                 3,621
IMPSAT Venezuela                                            2,224                 2,180
IMPSAT Ecuador                                                494                   386
Others                                                      1,994                 4,277
                                                   ----------------      ----------------
        Total                                            $ 12,699              $ 15,562
                                                   ================      ================


5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:


                                                      DECEMBER 31,             MARCH 31,
                                                          1996                   1997
                                                   ----------------        --------------
                                                                            (UNAUDITED)
Land                                                     $   1,478                $   1,478
Building and improvements                                   22,604                   22,680
Operating communications equipment                         258,593                  269,929
Furniture, fixtures and other equipment                     11,311                   10,021
                                                        ------------       ------------------
            Total                                          293,986                  304,108
Less: accumulated depreciation                             (73,046)                 (79,047)
                                                        ------------       ------------------
            Total                                          220,940                  225,061
Deposit on purchase of equipment and
     in transit                                              6,146                    8,337
                                                        ------------       ------------------
Property, plant and equipment, net                       $ 227,086                $ 233,398
                                                        ============       ==================


The recap of accumulated depreciation is as follows:


                                                       DECEMBER 31,             MARCH 31,
                                                          1996                    1997
                                                    ----------------       ------------------
                                                                              (UNAUDITED)
Beginning balance                                         $ 47,155                 $ 73,046
Depreciation expense                                        25,913                    6,609
Retirements and disposals                                      (22)                    (608)
                                                        ------------       ------------------
Ending balance                                            $ 73,046                 $ 79,047
                                                        ============       ==================

6.  SHORT-TERM DEBT

The Company's short-term debt is detailed as follows:

                                                                             DECEMBER 31,         MARCH 31,
                                                                                 1996                1997
                                                                           -----------------    ---------------
                                                                                                 (UNAUDITED)
Commercial paper (9% to 11%)                                                     $20,000         $ 20,000
Short-term credit facilities, denominated in U.S. dollars;
      interest rates ranging from 7% to 15%;
        IMPSAT Argentina                                                             327              659
        IMPSAT Colombia                                                            3,345            3,598
        IMPSAT Venezuela                                                           1,400            1,400
        IMPSAT Ecuador                                                                53                3
        IMPSAT USA                                                                                     10
Short-term credit facilities, denominated in local
      currencies; local interest rates;
        IMPSAT Colombia (27%)                                                      5,700            6,429
        IMPSAT Venezuela (29% to 32%)                                              1,027            1,013
                                                                                 -------          -------
Total short-term debt                                                            $31,852          $33,112
                                                                                 =======          =======

The Company has historically refinanced these short-term credit facilities on an annual basis

7.  LONG-TERM DEBT

     The Company's long-term debt is detailed as follows:

                                                                              DECEMBER 31,     MARCH 31,
                                                                                  1996           1997
                                                                                              (UNAUDITED)
12-1/8% Senior Guaranteed Notes due 2003                                        $125,000        $125,000
Term notes payable:
    IMPSAT Colombia; with maturities through 2002 collateralized by equipment with a carrying value of approximately $14,000 and the assignment of customer contracts totalling approximately $12,000 denominated in:
            U.S. dollars (interest rates 8% - 13.30%)                             25,324          24,473
            Local currency (33%)                                                   1,551           1,406
    IMPSAT Argentina (6.56% - 8%), maturing
        semiannually through 2001, collateralized
        by stock of a subsidiary and other assets                                  4,374             718
    IMPSAT Venezuela (10.5%), maturing during 2001                                 5,922           5,931
Eximbank notes payable (6.56%), maturing
    semiannually through 1999                                                      5,081           5,081
                                                                                --------       ---------
             Total long-term debt                                                167,252         162,609
Less:  current portion                                                           (11,022)         (6,591)
                                                                                --------       ---------
Long-term debt, net                                                             $156,230        $156,018
                                                                                ========       =========

The scheduled maturities of long-term debt are as follows:

               FISCAL YEAR
               -----------
               1997                                                                       $  11,022
               1998                                                                           8,162
               1999                                                                           7,579
               2000                                                                           5,774
               2001 and thereafter                                                          134,715
                                                                                           --------
                   Total                                                                   $167,252
                                                                                           ========

The Senior Guaranteed Notes and some of the term notes payable for IMPSAT Colombia and IMPSAT Venezuela contain certain covenants requiring certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

8.  INCOME TAXES

For the three months ended March 31, 1996 and 1997, the provision for income taxes, all of which are for foreign taxes, consist of a current provision of $65 and $605, respectively, and a deferred provision of $40 and $920 respectively. The foreign statutory tax rates range from 20% to 35% depending on the particular country. There is no provision or benefit for U.S. income taxes, as the Company has net operating loss carryforwards. Deferred taxes result from temporary differences in the capitalization policies of preoperating costs and net operating loss carryforwards. The composition of net deferred tax assets at December 31 and March 31 is as follows:


                                                                         DECEMBER 31,          MARCH 31,
                                                                            1996                 1997
                                                                                              (UNAUDITED)
            Deferred tax assets:
              Preoperating costs:
                  IMPSAT Colombia                                          $ 2,038               $ 1,954
                  IMPSAT Venezuela                                           1,695                 1,695
                  IMPSAT Ecuador                                                85                    85
              Net operating loss carryforwards:
                  IMPSAT Colombia                                              900                   880
                  IMPSAT Venezuela                                           4,625                 4,625
                  IMPSAT Mexico                                              1,741                 1,741
                  IMPSAT Ecuador                                               684                   684
                  Company and IMPSAT USA                                       255                   255
              Other:
                  IMPSAT Colombia                                              273                   275
                                                                           -------               -------
              Gross deferred tax assets                                     12,296                12,194
                                                                           -------               -------
              Deferred tax liabilities:
                  IMPSAT Argentina                                            (742)               (1,560)
                  IMPSAT Mexico                                               (337)                 (337)
                                                                           -------               -------
              Gross deferred tax liabilities                                (1,079)               (1,897)
                                                                           -------               -------
              Less:  valuation allowance                                    (6,405)               (6,405)
                                                                           -------               -------
              Net deferred tax assets                                      $ 4,812               $ 3,892
                                                                           =======               =======

As there is no assurance that the Company will generate sufficient earnings to utilize its available tax assets, a valuation allowance has been established to offset deferred tax assets.

9.  COMMITMENTS AND CONTINGENCIES

The Company leases satellite capacity with annual rental commitments of approximately $13,100. In addition, the Company has commitments to purchase communications equipment amounting to approximately $11,200 and was obligated under letter of credits amounting to approximately $433 at March 31, 1997.

The Company is a third party guarantor of up to 75% of a $6,000 credit facility provided to IMPSAT Venezuela by a regional development fund. At March 31, 1997, the balance outstanding on the credit facility amounted to approximately $5,900.

In the normal course of business, the Company faces challenges to its various licenses and rights to operate on an exclusive basis. The Company vigorously defends such challenges; however, there can be no assurance that the Company will ultimately prevail.

In November 1996, IMPSAT Argentina filed suit against one of its customers, ENCOTESA for amounts due and arising under IMPSAT Argentina's contracts with ENCOTESA, the Argentine national postal service, totaling approximately $5,100,000, plus interest on such amounts. ENCOTESA which was the Company's fourth largest customer as of December 31, 1996, is experiencing financial and operating difficulties, and the Argentine legislature is currently debating the means to address ENCOTESA's difficulties, including the possible privatization of the agency. IMPSAT Argentina is currently discussing with ENCOTESA modifications to the amount of services being provided under ENCOTESA's contracts with IMPSAT Argentina, which currently result in monthly invoices of approximately $218,000. IMPSAT Argentina at the end of 1996 began to reserve 100% for all of its current invoices submitted to ENCOTESA. On December 27, 1996, ENCOTESA filed its reply to IMPSAT Argentina's claim. The court has not yet ruled upon IMPSAT Argentina's claim against ENCOTESA. Based on these developments, the Company has reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value as determined by the Company's management based on the advice of local legal counsel. The Company will continue to assess the effect that the ENCOTESA receivables situation will have on its results of operations, liquidity or capital resources.

10.  SUBSEQUENT EVENT

On May 13, 1997, the shareholders of IMPSAT Corporation approved an increase in IMPSAT Corporation's authorized shares of common stock by 23,042,000 shares to 100,792,640 shares. In connection with the increase, IMPSAT Corporation's shareholders, Nevasa Holdings Ltd. and STET International N.V., are expected to exchange a 44% ownership interest in IMPSAT Argentina for 23,042,000 shares of common stock of the Company in the second quarter of 1997.

                                     ******

IMPSAT S.A.
BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
------------------------------------------------------------

                                                                          NOVEMBER 30,      FEBRUARY 28,
                                                                            1996                1997
                                                                       ----------------    ----------------
                                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                            $  1,882            $  8,496
        Trade accounts receivable, net                                         15,246              15,135
        Receivables from affiliated companies                                     429                 570
        Other receivables                                                       4,290               5,098
        Prepaid expenses                                                        1,833               1,610
                                                                             --------            --------
            Total current assets                                               23,680              30,909
                                                                             --------            --------
PROPERTY, PLANT AND EQUIPMENT, NET                                            143,430             146,001
                                                                             --------            --------
NON-CURRENT ASSETS:
        Trade accounts receivable, net                                          5,143               5,143
        Other non-current assets                                                1,986               1,877
                                                                             --------            --------
              Total non-current assets                                          7,129               7,020
                                                                             --------            --------
TOTAL                                                                        $174,239            $183,930
                                                                             ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payables - trade                                            $ 12,311            $ 18,247
        Short-term debt                                                        20,327              20,659
        Advances from affiliated companies                                      2,125               1,824
        Current portion of long-term debt                                       5,185               1,694
        Accrued liabilities                                                     2,210               2,677
        Deferred income taxes                                                     742               1,559
        Other liabilities                                                       2,138                 695
                                                                             --------            --------
              Total current liabilities                                        45,038              47,355
                                                                             --------            --------
LONG-TERM DEBT, NET                                                             4,270               4,105
                                                                             --------            --------
OTHER LONG-TERM LIABILITIES                                                     3,755               3,823
                                                                             --------            --------
ADVANCES FROM PARENT COMPANY, LONG-TERM                                        69,719              76,319
                                                                             --------            --------
 COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
        Common Stock; 5,123 shares authorized,
              issued, and outstanding                                               3                   3
        Paid-in capital                                                        26,191            $ 26,191
        Retained earnings                                                      25,263              26,134
                                                                             --------            --------
              Total stockholders' equity                                       51,457              52,328
                                                                             --------            --------
TOTAL                                                                        $174,239            $183,930
                                                                             ========            ========

See notes to financial statements.

IMPSAT S.A.
STATEMENTS OF INCOME
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------


                                                                                 THREE MONTHS ENDED
                                                                          ---------------------------------
                                                                            FEBRUARY 29,     FEBRUARY 28,
                                                                               1996               1997
                                                                          ---------------------------------
                                                                                    (UNAUDITED)

NET REVENUES FROM SERVICES                                                      $ 20,317        $ 22,493
                                                                                --------        --------
COSTS AND EXPENSES:
          Variable cost of services                                                3,543           3,224
          Satellite capacity cost                                                  2,163           2,096
          Salaries, wages and benefits                                             2,885           3,142
          Selling, general and administrative                                      2,812           4,631
          Depreciation and amortization                                            4,430           4,237
                                                                                --------        --------
                    Total cost and expenses                                       15,833          17,330
                                                                                --------        --------
                    Operating income                                               4,484           5,163
                                                                                --------        --------
OTHER INCOME (EXPENSES):
          Interest expense, net                                                   (2,655)         (3,296)
          Other income, net                                                           93             143
                                                                                --------        --------
          Total other expenses                                                    (2,562)         (3,153)
                                                                                --------        --------
INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                                                              1,922           2,010
PROVISION FOR INCOME TAXES                                                                        (1,139)
                                                                                --------        --------
INCOME BEFORE MINORITY INTEREST                                                    1,922             871
INCOME ATTRIBUTABLE TO MINORITY
    INTEREST                                                                           6
                                                                                --------        --------
NET INCOME                                                                      $  1,928         $   871
                                                                -------         ========        ========




See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------



                                         ----------------------------------
                                                      PAID-IN       RETAINED
                                        COMMON STOCK  CAPITAL       EARNINGS         TOTAL
                                         ----------    ------        ------          ------
BALANCE AT NOVEMBER 30, 1996             $      3    $  26,191     $ 25,263(*)     $ 51,457
Net income for the three months ended
       (Unaudited)                                                      871             871
                                         --------    ---------     --------        --------
BALANCE AT FEBRUARY 28, 1997             $      3    $  26,191     $ 26,134        $ 52,328
                                         ========    =========     ========        ========

(*) includes an appropriation of retained earnings, amounting to $1,254, to comply with legal reserve requirements in Argentina.



See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
-----------------------------------------------------------------------------



                                                                                  THREE MONTHS ENDED
                                                                          -----------------------------------
                                                                            FEBRUARY 29,     FEBRUARY 28,
                                                                               1996               1997
                                                                          -----------------------------------
                                                                                     (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  1,928       $    871
Adjustment to reconcile net income to net cash
        provided by operating activities:
        Amortization and depreciation                                               4,430          4,237
        Deferred income tax provision                                                                817
        Minority interest                                                              (6)
        Changes in assets and liabilities:
              (Increase) decrease in trade accounts receivable, net                  (460)          (111)
              Decrease in prepaid expenses                                             32            223
              Increase in other receivable assets and
                  other non-current assets                                           (363)          (699)
              (Decrease) increase in accounts payable trade                        (1,862)         3,607
              Decrease in accrued and other liabilities                              (891)          (976)
              (Decrease) increase in other long-term liabilities                     (456)            68
                                                                                 --------       --------
        Net cash provided by operating activities                                   2,352          8,259
                                                                                 --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES ---
        Purchases of property, plant and equipment                                 (3,055)        (4,479)
                                                                                 --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings from short-term debt                                         3,326            332
        Increase (decrease) in advances from/to affiliates                            141          6,158
        Repayments of long - term debt                                               (509)        (3,656)
                                                                                 --------       --------
        Net cash provided by operating activities                                   2,958          2,834
                                                                                 --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           2,255          6,614
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                                                       1,160          1,882

                                                                                 --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  3,415       $  8,496
                                                                   -------       ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid                                                            $  2,012       $  3,723
                                                                   -------       ========       ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
ACTIVITIES:
        Equipment in transit                                                     $  2,972       $  2,329
                                                                   -------       ========       ========



See to consolidated financial statements.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS (IN THOUSANDS OF U.S. DOLLARS)
---------------------------------------------------------------

1.  BACKGROUND

IMPSAT S.A. provides and operates private networks of integrated data and voice telecommunications systems in Argentina. IMPSAT S.A.'s principal line of business comprises the provision of data transmission services for large national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its owned advanced telecommunications networks comprised of teleports, earth stations, fiber optic and microwave links and leased satellite capacity. During July 1996, IMPSAT S.A. became a 51% owned subsidiary of IMPSAT Corporation, a Delaware holding company (the "Parent Company").

On November 18, 1996, IMPSAT S.A. and its subsidiaries, Teledatos S.A. and Satelnet S.A., merged and the subsidiaries ceased operations. The merger was ratified by the shareholders of IMPSAT S.A. on January 20, 1997. The financial statements recognize the effect of the merger.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information -- The unaudited statements as of February 28, 1997 and for the three months ended February 29, 1996 and February 28, 1997 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three months period ended February 29, 1996 and February 28, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

Revenue Recognition -- IMPSAT S.A. provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the number of microsystems installations. The fees stipulated in the contracts are denominated in U.S. dollars. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. Approximately the 15% of revenue for services were represented for only one customer during the year ended November 30, 1996 and during the three month period ended February 28, 1997. No single customer accounted for greater than 10 % of total revenue from services for the three months period ended February 29, 1996.

Property, Plant and Equipment -- Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Building and improvement                                          20-25 years
Operating communications equipment                                5-10 years
Furniture, fixtures and other equipment                           2-10 years

Income Taxes -- Deferred income taxes result from timing differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with Financial Accounting Standards Board (the "FASO") Statements of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which required the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

Foreign Currencies Translation -- The translation of these consolidated financial statements into U.S. dollars has been made following the guidelines of SFAS No. 52, Foreign Currency Translation. Major operations of IMPSAT S.A. are stated in U.S. dollars. Accordingly, the U.S. dollar has been designated as the functional currency. Local currency denominated transactions are remeasured into the functional currency. Accordingly, fixed assets and stockholders account have been translated into U.S. dollars taking into account the exchange rate prevailing at each transaction date. Monetary assets and liabilities are translated using the year-end exchange. Profit and loss accounts were translated using average exchange rates for the periods in which they were accrued, except for the consumption of non-monetary assets for which their respective dollar translated costs were considered.

Fair Value of Financial Instruments -- IMPSAT S.A.'s financial instruments include receivables, payables, short and long-term debt. The fair value of such financial instruments have been determined based on market interest rates as of November 30, 1996. The fair values were not materially different than their carrying (or contract) values.

3.  TRADE ACCOUNTS RECEIVABLE

The detail of trade accounts receivable is as follows:


                                                     NOVEMBER 30,             FEBRUARY 28,
                                                         1996                     1997
                                                   ----------------        ------------------
                                                                               (UNAUDITED)
Trade accounts receivable                                $ 17,963                  $ 18,590
Less: allowance for doubtful accounts                      (2,717)                   (3,455)
                                                   ----------------        ------------------
Trade accounts receivable, net                           $ 15,246                  $ 15,135
                                                   ================        ==================

IMPSAT S.A. provides trade credit to its customers in the normal course of business. Prior to extending credit, the customers' financial history is analyzed.

The activity for the allowance for doubtful account is as follows:


                                                       NOVEMBER 30,           FEBRUARY 28,
                                                          1996                   1997
                                                     ---------------       ------------------
                                                                              (UNAUDITED)
Beginning balance                                          $ 1,110                  $ 2,717
Provision for doubtful accounts                              1,607                      738
                                                     ---------------       ------------------
Ending balance                                             $ 2,717                  $ 3,455
                                                     ===============       ==================


4.  OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local government for taxes other than income and other miscellaneous amounts due to IMPSAT S.A.

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:


                                                       NOVEMBER 30,            FEBRUARY 28,
                                                          1996                    1997
                                                    ----------------       ------------------
                                                                              (UNAUDITED)
Building installations and improvements                   $ 15,962                 $ 15,988
Operating communications equipment                         175,199                  180,213
Furniture, fixtures and other equipment                      7,836                    8,369
                                                        ------------       ------------------
            Total                                          198,997                  204,570
Less: accumulated depreciation                             (59,245)                 (62,877)
                                                        ------------       ------------------
            Total                                          139,752                  141,693
Deposit on purchase of equipment and
     in transit                                              3,678                    4,308
                                                        ------------       ------------------
Property, plant and equipment, net                       $ 143,430                $ 146,001
                                                        ============       ==================


The recap of accumulated depreciation is as follows:


                                                       NOVEMBER 30,            FEBRUARY 28,
                                                          1996                    1997
                                                    ----------------       ------------------
                                                                               (UNAUDITED)
Beginning balance                                         $ 40,477                 $ 59,245
Depreciation expense                                        18,786                    4,237
Retirements and disposals                                      (18)                    (605)
                                                        ------------       ------------------
Ending balance                                            $ 59,245                 $ 62,877
                                                        ============       ==================

6.  SHORT-TERM DEBT

IMPSAT S.A.'s short-term debt is detailed as follows:

                                                       NOVEMBER 30,           FEBRUARY 28,
                                                           1996                   1997
                                                     ----------------       -----------------
                                                                               (UNAUDITED)
Commercial paper (9% to 11%)                               $ 20,000                 $ 20,000
Short-term credit facilities, denominated in
     U.S. dollars,  6.56 %                                      327                      659
                                                     ----------------       -----------------
Total short-term debt                                      $ 20,327                 $ 20,659
                                                     ================       =================

IMPSAT S.A. has historically refinanced its short-term credit facilities on an annual basis.

7.  LONG-TERM DEBT

IMPSAT S.A.'s long-term debt is detailed as follows:


                                                           NOVEMBER 30,        FEBRUARY 28,
                                                               1996                1997
                                                         -----------------    ----------------
                                                                                (Unaudited)
Term notes payable 6.56% to 8% maturing
      semiannually through 2001, collateralized
      by stock of a subsidiary and other assets                  $ 4,374             $   718
Eximbank notes payable (6.56%)
      maturing semiannually through 1999                           5,081               5,081
                                                         -----------------    ----------------
Total long-term debt                                               9,455               5,799
Less: current portion                                             (5,185)             (1,694)
                                                         -----------------    ----------------
Long-term debt, net                                              $ 4,270             $ 4,105
                                                         =================    ================


The scheduled maturities of debt and credit facilities at November 30, 1996 are as follows:

         FISCAL YEAR:                                                           AMOUNT
          ----------                                                           --------

             1997                                                             $ 5,185
             1998                                                               1,693
             1999                                                               1,694
             2001                                                                 883
                                                                              -------
             Total                                                            $ 9,455
                                                                              =======

8.  ADVANCES FROM PARENT COMPANY

IMPSAT S.A. received advances totalling approximately $76,000 from its Parent Company. These advances bear interest at 12 1/2% and are due 2003.

9.  INCOME TAXES

The provision for income taxes for the three months ended February 28, 1997 consist of $322 in current taxes and $817 in deferred taxes. The statutory tax rate in Argentina is 33%.

10.  COMMITMENTS AND CONTINGENCIES

IMPSAT S.A. leases satellite capacity with annual rental commitments of approximately $9,000 through the year 2000. In addition, IMPSAT S.A. has commitments to purchase communications equipment amounting to approximately $ 9,500 at February 28, 1997.

IMPSAT S.A. is guarantor on the $125,000,000, 12 1/8% Senior Guaranteed Notes Due 2003 issued on July 30, 1996 by the Parent Company.

In the normal course of business, IMPSAT S.A. faces challenges to its various licenses and rights to operate on an exclusive basis, which it vigorously defends. There can be no assurance it will ultimately prevail on these challenges.

In November 1996, IMPSAT S.A. filed suit against one of its customers, ENCOTESA for amounts due and arising under IMPSAT S.A.'s contracts with ENCOTESA, the Argentine national postal service, totalling approximately $5,100,000, plus interest on such amounts. ENCOTESA which was IMPSAT S.A.'s fourth largest customer as of December 31, 1996, is experiencing financial and operating difficulties, and the Argentine legislature is currently debating the means to address ENCOTESA's difficulties, including the possible privatization of the agency. IMPSAT S.A. is currently discussing with ENCOTESA modifications to the amount of services being provided under ENCOTESA's contracts with IMPSAT S.A., which currently result in monthly invoices of approximately $218,000. IMPSAT S.A. at the end of 1996 began to reserve 100% for all of its current invoices submitted to ENCOTESA. On December 27, 1996, ENCOTESA filed its reply to IMPSAT S.A.'s claim. The court has not yet ruled upon IMPSAT S.A.'s claim against ENCOTESA. Based on these developments, the IMPSAT S.A. has reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value as determined by the IMPSAT S.A.'s management based on the advice of local legal counsel. IMPSAT S.A. will continue to assess the effect that the ENCOTESA receivables situation will have on its results of operations, liquidity or capital resources.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

               The following table presents the Company's results of operations as a percentage of revenues:

                                                    THREE MONTHS                  THREE MONTHS
                                                        ENDED                         ENDED
                                                   MARCH 31, 1996                 MARCH 31, 1997
                                                   --------------                 --------------
                                                     (In thousands of U.S. $ and % of revenues)

Revenue....................................     $29,808         100.0%          $36,681        100.0%
Variable costs of
    services ..............................       5,145         17.3%             4,953         13.5%
Satellite capacity cost                           3,216         10.8%             4,294         11.7%
Salaries, wages and
    benefits ..............................       5,633         18.9%             6,614         18.0%
Selling, general and
    administrative
    expenses ..............................       5,751         19.3%             8,190         22.3%
Depreciation and
    amortization...........................       6,071         20.4%             6,711         18.3%
Interest expenses, net.....................       4,770         16.0%             5,776         15.8%
Net gain on foreign
    exchange...............................         370          1.2%             (162)         (0.4%)
Provision for income
    taxes..................................       (105)         (0.4%)          (1,525)         (4.2%)
Net loss...................................     (1,395)         (4.7%)          (1,848)         (5.0%)


               Revenues. Revenues of the Company for the first quarter of 1997 totalled $36.7 million, an increase of $6.9 million, or 23.1%, from revenues for the first quarter of 1996. The increase in revenues reflects growth in revenues of each of the Company's operating subsidiaries. Revenues at IMPSAT Argentina for the first quarter of 1997 totalled $22.5 million (an increase of $2.2 million, or 10.8%, from the first quarter of 1996). Revenues at IMPSAT Colombia totalled $10.9 million in the first quarter of 1997, (an increase of $2.8 million, or 34.6%, from the first quarter of 1996); revenues at IMPSAT
Venezuela totalled $1.8 million for the first quarter of 1997 (an increase of $0.9 million from the first quarter of 1996); and revenues at IMPSAT Ecuador totalled $1.1 million for the first quarter of 1997 (an increase of $0.6 million from the first quarter of 1996). Revenue growth for the first quarter of 1997 is attributable to an increase in the number of customers and services provided.

               The number of customers at IMPSAT Argentina as of February 28, 1997 totalled 407, compared with 335 customers as of February 29, 1996. During the first quarter of 1997, IMPSAT Argentina installed 58 VSAT microstations and 19 Dataplus earth stations for new and existing customers, as compared to 16 VSAT microstations and 18 Dataplus earth stations installed during the first quarter of 1996. IMPSAT Colombia's customer base increased from 306 at March 31, 1996 to 448 at March 31, 1997. During the first quarter of 1997 IMPSAT Colombia installed 3 VSAT microstations and 23 Dataplus earth stations for new and existing customers. IMPSAT Venezuela also experienced growth in the number of customers and services provided. In Venezuela, the number of customers increased from 50 at March 31, 1996 to 86 at March 31, 1997, and IMPSAT Venezuela installed no VSAT microstations and 14 Dataplus earth stations for new and existing customers during the first quarter of 1997. In Ecuador, the number of customers increased from 28 as of March 31, 1996 to 60 as of March 31, 1997, and IMPSAT Ecuador installed 3 VSAT microstations and 3 Dataplus earth stations during the first quarter of 1997.

               The Company's contracts with its customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate at the time of payment between the local currency and the U.S. dollar. Accordingly, inflationary pressures experienced in the Company's countries of operations did not have direct effect on the Company's revenues during 1996. Nevertheless, inflation has in the past, and could in the future, adversely affect the economies of the Company's countries of operations by, among other things, increasing the cost of local capital and deterring capital inflows from the United States and elsewhere.

               Variable Cost of Services. The Company's variable cost of services for the first quarter of 1997 totalled $5.0 million, a decrease of $0.2 million, or 3.7%, from the Company's variable cost of services for the first quarter of 1996. Of total variable cost of services for the first quarter of 1997, $3.2 million related to the operations of IMPSAT Argentina and $1.4 million related to the operations of IMPSAT Colombia, compared to variable cost of services of $3.5 million and $1.2 million at IMPSAT Argentina and IMPSAT Colombia, respectively, for the first quarter of 1996.

               The principal items comprising total variable cost of services are installation costs and sales commissions paid to third party sales representatives. Variable cost of services declined at IMPSAT Argentina primarily as a result of the negotiation of lower sales commissions to third-party sales representatives, and increased at IMPSAT Colombia, because of the growth experienced in that market.

               Installation costs totalled $1.5 million for the first quarter of 1997, or 30% of total variable cost of services during that period, compared to installation costs of $1.5 million or 30.9% of total variable cost of services for the first quarter of 1996. The Company utilizes the services of outside providers of installation services in Argentina and Colombia and intends over time to expand the practice of using outside providers in the other countries in which it operates.

               Sales commissions paid to third party sales representatives totalled $1.6 million for the first quarter of 1997, or 33% of the Company's total variable cost of services during such period, compared to $2.5 million, or 48.1% of the Company's total variable cost of services for the first quarter of 1996. The overwhelming amount of such sales commissions were paid to third-party sales representatives with respect to customers of IMPSAT Argentina. Sales commissions paid to third-party sales representatives in Argentina totalled $2.4 million and $1.5 million in the first quarters of 1996 and 1997, respectively. To date, the practice of utilizing third-party sales representatives in connection with the generation and servicing of customer contracts has been employed predominantly by IMPSAT Argentina, although third-party sales representatives have also recently been utilized in connection with IMPSAT Colombia's customer generation.

               Satellite Capacity Cost. The Company's satellite lease payments for the first quarter of 1997 totalled $4.3 million, an increase of $1.1 million, or 34.4%, over satellite lease payments for the corresponding period in 1996. The Company had approximately 198.3 Mhz and 253.0 Mhz of leased satellite capacity at December 31, 1995 and 1996, respectively; and approximately 254.6 and 253.0 Mhz of leased satellite capacity at March 31, 1996 and 1997, respectively. The Company's costs for satellite capacity are directly related to the increase in the Company's customer and revenue bases.

               Salaries, Wages and Benefits. Salaries, wages and benefits paid by the Company for the first quarter of 1997 totalled $6.6 million, an increase of $1.0 million, or 17.9% over the Company's expenses for salaries, wages and benefits during the first quarter of 1996. The Company increased salaries, wages and benefits of its personnel to match market rates and increases in cost of living. In addition, the appreciation of the Colombian peso against the U.S. dollar since the first quarter of 1996 resulted in an increase in U.S. dollar terms in salaries, wages and benefits paid to employees of IMPSAT Colombia. The Company maintained a total of 645 employees as of March 31, 1997, compared to 645 employees as of March 31, 1996.

               Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Company consist principally of publicity and promotion costs; provisions for doubtful accounts; fees and other remunerations; travel and entertainment; rent; and plant services, telephone and energy expenses.

               The Company incurred selling, general and administrative ("SG&A") expenses of $8.2 million for the first quarter of 1997, a increase of $2.4 million, or 41.4%, from SG&A expenses incurred by the Company during the first quarter of 1996. SG&A expenses at IMPSAT Argentina for the first quarter of 1997 totalled $4.6 million, an increase of $1.8 million, or 64.3%, from SG&A expenses incurred by IMPSAT Argentina for the first quarter of 1996. The increase in SG&A expenses at IMPSAT Argentina in the first quarter of 1997 compared to the first quarter of 1996 is attributable primarily to increased provisions for doubtful accounts and legal fees incurred in connection with its legal proceeding commenced against ENCOTESA, the Argentina state postal agency, described in Note 10 to IMPSAT Argentina's financial statements. SG&A expenses at IMPSAT Colombia for the first quarter of 1997 totalled $1.8 million, an increase of $0.5 million, or 38.5%, from SG&A expenses incurred by IMPSAT Colombia for the first quarter of 1996.

               The Company's provisions for doubtful accounts, principally relating to IMPSAT Argentina, increased from $1.5 million for the first quarter of 1996, to $5.1 million for the first quarter of 1997. The Company has increased its allowance for doubtful accounts as a result of certain payment arrears experienced by a number of customers in Argentina. The Company's current policy is to reserve 30% for accounts receivable in excess of 180 days but less than one year, and 100% for all accounts receivable in excess of 360 days; except with respect to ENCOTESA, the Argentina state postal agency, as to which IMPSAT Argentina currently is provisioning 100% for all current invoices delivered to ENCOTESA. As a percentage of total revenues, the Company's allowance for doubtful accounts has increased from 5.2% of total revenues as of the first quarter of 1996 to 14.1% of total revenues as of the first quarter of 1997. The Company believes that its reserve for doubtful accounts is adequate.

               Depreciation and Amortization. The Company's depreciation and amortization for the first quarter of 1997 totalled $6.7 million, an increase of $0.6 million, or 9.8%, compared to depreciation and amortization for the first quarter of 1996. Depreciation and amortization for IMPSAT Argentina totalled $4.4 million and $4.2 million for the first quarters of 1996 and 1997, respectively.

               The increase in depreciation and amortization is related principally to the growth in the Company's private telecommunications network systems and the expansion of its facilities. Depreciation and amortization will continue to increase in future periods as the Company anticipates continued expansion of its private telecommunications network systems.

               Interest Expense, Net. The Company's net interest expense for the first quarter of 1997 totalled $5.8 million, comprising interest expense of $5.9 million and interest income of $0.1 million. Net interest expense increased $1.0 million, or 20.8%, from net interest expense for the first quarter of 1996. IMPSAT Argentina's net interest expense for the first quarter of 1997 totalled $3.3 million ($2.7 million of which relates to loans from third parties and $0.7 million of which relates to intercompany loans from the proceeds of the Company's $125 million principal amount of 121/8% Senior Guaranteed Notes due 2003 (the "1996 Note Offering"), an increase of $0.6 million, or 22.2%, from net interest expense for the first quarter of 1996. Net interest expense at IMPSAT Colombia for the first quarter of 1997 totalled $1.4 million ($1.1 million of which relates to loans from third parties and $0.4 million of which relates to intercompany loans from the proceeds of the 1996 Note Offering), a decrease of $0.4 million, or 22.2%, from IMPSAT Colombia's net interest expense for the first quarter of 1996. Interest expense with respect to intercompany loans are eliminated in the Company's Consolidated Statement of Operations.

               The increase in net interest expense reflects increased indebtedness of the Company, which grew from $133.6 million as of March 31, 1996 to $195.7 million as of March 31, 1997. As of February 28, 1997, total outstanding indebtedness at IMPSAT Argentina equalled $102.8 million (including parent company advances of $76.3 million from the proceeds of the 1996 Note Offering), compared to $82.5 million as of February 29, 1996. Total outstanding indebtedness at IMPSAT Colombia as of March 31, 1997 equalled $49.3 million (including parent company advances of $13.7 million from the proceeds of the 1996 Note Offering), compared to $43.2 million as of March 31, 1996. The average interest rate on the Company's indebtedness for the first quarter of 1997 was 12.2%, compared to an average interest rate of 15.5% for the first quarter of 1996.

               Provision for Income Taxes. The Company recorded a provision for income taxes, all of which are for foreign taxes, for the three months ended March 31, 1996 and 1997 of $105,000 and $1.5 million, respectively. The increase is attributable to IMPSAT Argentina exhausting its available net operating loss carryforwards in 1996. IMPSAT Argentina's net income is taxable at a flat income tax rate of 33%.

               Net Loss. For the three months ended March 31, 1997, the Company incurred a net loss of $1.9 million, an increase of $0.5 million, or 35.7%, compared to the Company's net loss of $1.4 million for the three months ended March 31, 1996. The principal reasons for the Company's net loss for the three months ended March 31, 1997 related to losses at IMPSAT Venezuela of $1.1 million and management services provided, and overhead expenses incurred, by IMPSAT Corporation of $1.6 million. For the three month period ended February 28, 1997, IMPSAT Argentina recorded net income of $0.9 million, a decrease of $1.0 million, or 52.6%, compared to net income of IMPSAT Argentina for the three months ended February 29, 1996. The principal reason for the decrease in IMPSAT Argentina's net income for the three months ended February 28, 1997 compared to the corresponding period in 1996 related to an increase in the provision for income taxes of $1.1 million because IMPSAT Argentina exhausted its available net operating loss carryforwards in 1996. In addition, IMPSAT Colombia recorded net income for the three months ended March 31, 1997 of $1.3 million, compared to a net income of $0.8 million for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

               As set forth in its consolidated statements of cash flow, the Company generated $0.5 million in net cash flow from operating activities in the three months ended March 31, 1997, compared with $1.8 million for the three months ended March 31, 1996. The decrease in net cash flow from operating activities for the three months ended 1996 compared to the corresponding period in 1997 was primarily attributable to the decrease in accrued and other liabilities and an increase in trade receivables ($0.7 million in the first quarter of 1996 versus an increase of $3.1 million in the first quarter of
1997).

               During the first quarter of 1996, the Company used $6.6 million net cash flow in investing activities, compared to $7.8 million net cash flow used in investing activities during the corresponding period in 1996. The decrease in net cash used in during 1996 for investing activities resulted principally from a decrease in purchases of property plant and equipment.

               Financing activities used $3.4 million in net cash flow for the three months ended March 31, 1997, compared to $5.9 million in net cash flow provided by financing activities for the three months ended March 31, 1996. The increase in net cash flow utilized by financing activities during the first quarter of

1997 is primarily attributable to the application of the proceeds of the 1996 Note Offering and the absence of new borrowing during the period.

               The Company intends to meet its future capital requirements from cash flow from operations, from additional lines of credit and from future private or public offerings of securities of the Company and/or any of its subsidiaries. Subject to market conditions, the Company is presently considering an equity offering of approximately $75 to $100 million, to be made to the public by means of a prospectus forming part of an effective registration statement under the Securities Act of 1933, as amended. The Company anticipates that it will require approximately $65 million of new capital during 1997, of which approximately $25 million would contemplate refinancing of short-term indebtedness, included under IMPSAT Argentina's Global Commercial Paper
Program. As of February 28, 1997 IMPSAT Argentina had outstanding $20.0 million of commercial paper issued under its $25.0 million Global Commercial Paper Program, with maturities of up to 360 days and anticipates being able to access the Euro commercial paper market as its outstanding commercial paper comes due. In the event that the Company were unable to access such additional financing at commercially reasonable rates or on commercially reasonable terms, it would be required to defer or cease additional planned capital expenditures.

               The Company anticipates accessing additional lines of credit from financial institutions in the countries in which it operates. The Company also anticipates requesting certain lines of credit from certain multilateral financial institutions and bilateral export credit agencies including Corporacion Andina de Fomento and the Inter-American Investment Corporation. In addition, the Company's budget anticipates the use of financial and commercial leasing facilities for the provision of equipment, and the Company is in the stage of preliminary negotiations with several U.S-based commercial lenders for such facilities. There can be no assurance that any such financings will be consummated.

               The Company's projected capital requirements described in the preceding paragraphs take into account the establishment of operations and development of private telecommunications network systems in Brazil. The Company currently anticipates the establishment of commercial operations in Brazil in the second quarter of 1997. The Company's budget contemplates that the Company will need approximately $40 million for the period from 1997 to 1998 for the adequate build-out of a private telecommunications network system in Brazil over that period of time. The Company currently expects that the funds necessary for the establishment of such operations would be obtained through a combination of the net proceeds of the Company's planned equity offering and/or additional debt facilities. There can be no assurance that the Company will be able to access the additional financing required for any future Brazilian operations.

RECENT DEVELOPMENTS

               On May 13, 1997, the shareholders of IMPSAT Corporation approved an increase of IMPSAT Corporation's authorized shares of common stock by 23,042,000 shares to 100,792,640 shares. In connection with the increase, IMPSAT Corporation's shareholders, Nevasa Holding Ltd. and Stet International NV, are expected to exchange their combined 44.2% ownership interest in IMPSAT Argentina for 23,042,000 shares of common stock of IMPSAT Corporation in the second quarter of 1997.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

               The Company is involved in or subject to various other litigation and legal proceedings incidental to the normal conduct of the Company's business, including with respect to regulatory matters. The Company was involved in the following legal matters during the first quarter of 1997:

               BNA Contract. The Company's largest customer as of December 31, 1996 was Banco de la Nacion de Argentina ("BNA"), a state-owned commercial bank with 525 branches throughout Argentina. Pursuant to contracts with BNA, IMPSAT Argentina provides BNA with data transmission services through 525 VSAT microstations and 5 Dataplus earth stations. On December 27, 1996, IMPSAT Argentina and BNA signed a one-year, noncancelable extension covering private telecommunications network services provided by IMPSAT Argentina with respect to 125 branches of BNA. The contract extension included the provision of additional, value-added services by IMPSAT Argentina to BNA, including electronic mail and exchange and clearing services, for use by BNA in all of its branches.

               BNA in the fourth quarter of 1996 solicited proposals through a public bidding process for the private telecommunications network services covered by its contract with IMPSAT Argentina scheduled to expire in the first quarter of 1997, which solicitation sought bids for the provision of such services for all of BNA's branches for a three-year term. BNA announced the opening of the bids on January 6, 1997 and declared that Startel, S.A. ("Startel"), IMPSAT Argentina's largest competitor, had submitted the lowest bid. Startel is a joint venture between Telecom Argentina and Telefonica de Argentina S.A. ("Telefonica"), the monopoly providers of public telephony services in northern and southern Argentina, respectively.

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

               Startel. In 1994, IMPSAT Argentina filed a claim with the Argentine Comision Nacional de Telecomunicaciones ("CNT") that the leasing by Telefonica and Telecom Argentina of capacity on their networks to Startel, their joint venture company, for data transmission services violated the Argentine telecommunications law, which prohibits companies providing public telephony services from also providing data transmission services. The CNT ruled in favor of IMPSAT Argentina in May 1995, but the CNT's ruling was overturned by the Argentine Ministry of Economy and Public Works (the "Economy Ministry") in August 1995. IMPSAT Argentina appealed the Economy Ministry's ruling in September 1995 to the Administrative Court. The Administrative Court held in May 1996 that the Economy Ministry's ruling was contrary to law and ruled in favor of IMPSAT Argentina. Startel appealed the Administrative Court's ruling to Appeals Court. The Appeals Court on December 26, 1996 affirmed the ruling of the lower court. In February 1997, Telecom Argentina and Telefonica filed an appeal with the Argentine Supreme Court against the judgment of the Appeals Court, which appeal is pending.

ITEM 2.  CHANGES IN SECURITIES.

               Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

               Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

               Not Applicable.

ITEM 5.  OTHER INFORMATION.

               Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      EXHIBIT NO.       DESCRIPTION
         -----------       -----------
         27.1              Financial Data Schedule*


(a) Exhibits. All other exhibits and schedules for which provision is made in the applicable regulations of the Commission are omitted because they are not applicable, or the information is included in the financial statements included herein or has been previously filed or reported and is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the first fiscal quarter of 1997.

*  To be filed by amendment.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, in the capacities and on the dates indicated.


                                        IMPSAT Corporation





                                        By: /s/ GUILLERMO JOFRE
                                           -------------------------------
                                           Guillermo Jofre
                                           Vice President, Finance and
                                           Chief Financial Officer

                                        Date: May 15, 1997


                                        IMPSAT S.A.





                                        By: /s/ JOSE TORRES
                                           -------------------------------
                                            Jose Torres
                                            Director and
                                            Chief Accounting Officer

                                        Date: May 15, 1997