Form 10-Q/A
period 1997-03-31
IMPSAT CORP
filed 1997-06-27
CIK 1022329

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[ X ]  AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 1997 OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM _________ TO ____________

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
                          PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. YES  X    NO
                                                   ---      ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

INDICATE BY CHECK MARK WHETHER THE COMPANY HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY
A COURT. YES n/a   NO n/a
             ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

As of March 31, 1997 the Company had 77,750,640 shares of Common Stock, $1.00 Par Value, outstanding.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 was not included in the initial filing.



EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
27.                                     Financial Data Schedule

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, in the capacities and on the dates indicated.

                                        IMPSAT Corporation





                                        By: /s/ Guillermo Jofre
                                           ----------------------------
                                          Guillermo Jofre
                                          Vice President, Finance and
                                          Chief Financial Officer

                                        Date: June 27, 1997


                                        IMPSAT S.A.





                                        By: /s/ Jose Torres
                                           ----------------------------
                                          Jose Torres
                                          Director and
                                          Chief Accounting Officer

                                        Date: June 27, 1997