Form 10-Q
period 1997-06-30
IMPSAT CORP
filed 1997-08-15
CIK 1022329

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD June 30, 1997 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                  TO
                               ---------------      ------------

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

As of June 30, 1997, the Company had 100,792,640 shares of Common Stock, $1.00 Par Value, outstanding.

                               ------------------

                               IMPSAT CORPORATION

                               ------------------

                                     INDEX



        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Financial Statements of
IMPSAT Corporation and Subsidiaries

        Consolidated Balance Sheets as of
        December 31, 1996 and
        as of June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

        Consolidated Statements of
        Operations for the Three Months and Six Months
        ended June 30, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

        Consolidated Statements of
        Stockholders' Equity for
        the Six Months ended June 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

        Consolidated Statement of Cash Flows for
        the Six Months ended June 30, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

        Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Financial Statements of IMPSAT S.A.
and Subsidiaries

        Balance Sheets as of November 30, 1996 and
        as of May 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

        Statements of Income for the Three Months and Six
        Months ended May 31, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

        Statements of Stockholders' Equity for the
        Six Months ended May 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

        Statement of Cash Flows for
        the Six Months ended May 31, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

        Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

           ITEM 2.  MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

               PART II. OTHER INFORMATION

           ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

           ITEM 2.  CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

           ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . 27

           ITEM 5.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                             DECEMBER 31,      JUNE 30,
                                                                                 1996            1997
                                                                            --------------  --------------
            ASSETS


            CURRENT ASSETS:
                    Cash and cash equivalents                                  $ 28,895        $ 29,455
                    Trade accounts receivable, net                               22,969          28,902
                    Other receivables                                            12,372          12,769
                    Prepaid expenses                                              4,068           5,387
                                                                               --------        --------
                              Total current assets                               68,304          76,513
                                                                               --------        --------
            PROPERTY, PLANT AND EQUIPMENT, Net                                  227,086         243,286
                                                                               --------        --------
            NON-CURRENT ASSETS:
                    Trade account receivable, net                                 5,143           5,143
                    License and permit costs, net                                 2,413           2,208
                    Deferred income taxes, net                                    4,812           3,544
                    Deferred financing costs, net                                 4,760           4,453
                    Other non-current assets                                      2,712           6,769
                                                                               --------        --------
                              Total non-current assets                           19,840          22,117
                                                                               --------        --------

            TOTAL                                                              $315,230        $341,916
                                                                               ========        ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

            CURRENT LIABILITIES:
                    Account payable - trade                                    $ 19,250        $ 26,088
                    Short-term debt                                              31,852          54,405
                    Current portion of long-term debt                            11,022           6,868
                    Accrued liabilities                                          11,708          15,788
                    Other liabilities                                             4,294           5,418
                                                                               --------        --------
                              Total current liabilities                          78,126         108,567
                                                                               --------        --------
            LONG-TERM DEBT, NET                                                 156,230         156,902
                                                                               --------        --------
            OTHER LONG-TERM LIABILITIES                                           3,752             812
                                                                               --------        --------
            COMMITMENTS AND CONTINGENCIES (Note 9)


            MINORITY INTEREST                                                    30,242           8,437
                                                                               --------        --------
            STOCKHOLDERS' EQUITY:
                   Common stock, $1 par value; 77,750,640 and
                   100,792,640 shares issued and outstanding at
                   December 31, 1996 and June 30, 1997, respectively             77,750         100,793
                    Accumulated deficit                                         (30,870)        (33,595)
                                                                               --------        --------
                              Total stockholders' equity                         46,880          67,198
                                                                               --------        --------
            TOTAL                                                              $315,230        $341,916
                                                                               ========        ========

See notes to consolidated financial statements

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,         JUNE 30,            JUNE 30,      JUNE 30,
                                                                  1996             1997                1996          1997
                                                              ------------     ------------        -----------    -----------

           NET REVENUES FROM SERVICES                            $31,073          $38,380            $60,881       $ 75,060
                                                                 -------          -------            -------       --------

           COST AND EXPENSES:
                   Variable cost of services                       4,816            5,792              9,962         10,745
                   Salaries, wages and benefits                    6,584            6,782             12,217         13,396
                   Satellite capacity cost                         3,642            4,500              6,857          8,793
                   Selling, general and administrative             5,800            7,443             11,551         15,332
                   Depreciation and amortization                   6,453            6,973             12,524         13,684
                                                                 -------          -------            -------       --------
                   Total cost and expenses                        27,295           31,490             53,111         61,950
                                                                 -------          -------            -------       --------
                             Operating income                      3,778            6,890              7,770         13,110
                                                                 -------          -------            -------       --------

           OTHER INCOME (EXPENSES):
                   Interest expense, net                          (4,912)          (5,976)            (9,681)       (12,054)
                   Net gain (loss) on foreign exchange             1,139               57              1,509           (105)
                   Other income (expense), net                       245             (496)               329           (319)
                                                                 -------          --------           -------       ---------
           INCOME (LOSS) BEFORE INCOME TAXES
               AND MINORITY INTEREST                                 250              475                (73)           632

           PROVISION FOR INCOME TAXES                             (1,678)          (1,245)            (1,783)        (2,769)
                                                                 --------         --------           --------      ---------
           LOSS BEFORE MINORITY INTEREST                          (1,428)            (770)            (1,856)        (2,137)


           INCOME ATTRIBUTABLE TO MINORITY INTEREST                 (180)            (106)            (1,147)          (588)
                                                                 --------         --------           --------      ---------

           NET LOSS                                              $(1,608)         $  (876)           $(3,003)      $ (2,725)
                                                                 ========         ========           ========      =========

See notes to consolidated financial statements

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------

                                                COMMON STOCK
                                       ------------------------------
                                         SHARES            AMOUNT          ACCUMULATED               TOTAL           MINORITY
                                                                             DEFICIT                                 INTEREST
                                       ------------    -------------     ---------------       ---------------   ---------------
 BALANCE AT DECEMBER 31, 1996            77,750           $77,750           $(30,870)  (*)          $46,880          $ 30,242
 IMPSAT Argentina exchange (44%)         23,043            23,043                                    23,043           (22,393)
 Net loss for the six months ended                                            (2,725)                (2,725)              588
                                        -------          --------           --------                -------          --------
 BALANCE AT JUNE 30, 1997               100,793          $100,793           $(33,595)               $67,198          $  8,437
                                        =======          ========           ========                =======          ========


(*) Includes an appropriation of retained earnings in IMPSAT Argentina amounting to $1,254 in 1996 to comply with legal reserve requirements in Argentina.














See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                                -------------------------
                                                                                            1996                         1997
                                                                                            ---------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                $ (3,003)                    $ (2,725)
 Adjustment to reconcile net loss to net cash
         provided by operating activities:
         Amortization and depreciation                                                     12,524                       13,684
         Deferred income tax provision                                                      1,635                        1,268
         Income attributable to minority interest                                           1,147                          588
         Changes in assets and liabilities:
               Increase in trade accounts receivable, net                                  (1,708)                      (5,933)
               Decrease (increase) in prepaid expenses                                        578                       (1,319)
               Increase in other receivables and
                   other non-current assets                                                (2,297)                      (4,147)
               Decrease in accounts payable-trade                                          (1,440)                      (2,930)
               Increase in accrued and other liabilities                                    2,033                        5,204
               Decrease in other long-term liabilities                                     (1,325)                      (2,290)
                                                                                          --------                    ---------
         Net cash provided by operating activities                                          8,144                        1,400
                                                                                          -------                     --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property, plant and equipment                                       (24,596)                     (19,911)
         License and permit costs                                                             (24)
                                                                                          --------                    --------
         Net cash used by investing activities                                            (24,620)                     (19,911)
                                                                                          --------                    --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings from short-term debt                                               15,661                       22,553
         Proceeds from long-term debt                                                       8,902                        3,810
         Repayments of long - term debt                                                    (3,624)                      (7,292)
                                                                                          --------                    ---------
         Net cash provided by financing activities                                         20,939                       19,071
                                                                                          -------                     --------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  4,463                          560
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           6,216                       28,895
                                                                                         --------                     --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 10,679                     $ 29,455
                                                                                         ========                     ========
 SUPPLEMENTAL CASH FLOW INFORMATION:
         Interest paid                                                                   $ 10,069                     $ 11,344
                                                                                         ========                     ========
         Foreign taxes paid                                                              $    193                     $      2
                                                                                         ========                     ========
 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
         Equipment in transit                                                            $  2,097                     $  9,394
                                                                                         ========                     ========
         Common Stock issued in Exchange for an additional 44% of
          IMPSAT Argentina                                                                                            $ 23,043
                                                                                                                      ========

See notes to consolidated financial statements

IMPSAT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------


1.   BACKGROUND AND EVOLUTION

IMPSAT Corporation, a Delaware holding company (the "Company"), is a privately-held corporation which provides and operates private networks of integrated data and voice telecommunications systems in a number of countries in Latin America. The Company's principal line of business comprises the provision of data transmission services for large national and multinational companies, financial institutions, and governmental agencies and other business customers in Latin America. The Company provides its services through its advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave link and leased satellite and fiber optic capacity.

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

As part of the formation of the Company, a shareholder of the Company contributed its ownership in the operating entities in Colombia and Venezuela in exchange for common stock. At the same time, cash was contributed by four shareholders in exchange for common stock. In July 1996, shareholders of IMPSAT Argentina exchanged a 51% ownership interest in IMPSAT Argentina for 26,450,640 shares of common stock of the Company. On June 20, 1997, effective as of January 1, 1997, an additional 43.5% ownership interest was exchanged for 23,042,000 shares of common stocks of the Company.

Since the establishment of the Company, new operating subsidiaries have been created in Mexico, Ecuador, Peru (inactive) and the United States. Accordingly, the Company's operating subsidiaries at June 30, 1997 are as follows:

                                                                OWNERSHIP
              COUNTRY        OPERATING SUBSIDIARIES            PERCENTAGE
            -----------    --------------------------        --------------
            Argentina      Impsat S.A.                              94.5%
            Colombia       Impsat S.A.                              74.2
            Venezuela      Telecomunicaciones Impsat S.A.           75.0
            Mexico         Impsat S.A. de C.V.                      99.9
            Ecuador        Impsatel del Ecuador S.A                100.0
            USA            Impsat USA, Inc.                        100.0


    In addition,the Company owns other subsidiaries which serve as intermediaries or provide support functions to the Company and its operating subsidiaries. They are Resis Ingenieria, S.A. (Argentina) and ISCH Ltd. (Liechtenstein).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -- The financial statements are presented on a consolidated basis and include the accounts of the Company and its subsidiaries. IMPSAT Argentina has been consolidated on the basis of its interim period end, May 31. All significant intercompany transactions and balances have been eliminated.

Interim Financial Information -- The unaudited consolidated statements as of June 30, 1997 and for the six months ended June 30, 1996 and 1997 have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the six months period ended June 30, 1996 and 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

Revenue Recognition -- The Company provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the number of microsystems installations. The fees stipulated in the contracts are denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total revenue from services for the six months ended June 30, 1996 and 1997.

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

                                                   DECEMBER 31,                   JUNE 30,
                                                      1996                         1997
                                            -----------------------       --------------------
       IMPSAT Colombia                              $ 3,020                      $ 3,020
       IMPSAT Ecuador                                   287                          287
       IMPSAT Mexico                                    293                          293
       IMPSAT USA                                       147                          147
                                                    -------                      -------
             Total costs capitalized                  3,747                        3,747
       Less: accumulated amortization                (1,334)                      (1,539)
                                                    --------                     --------
       Unamortized balance                          $ 2,413                      $ 2,208
                                                    =======                      =======



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

Fair Value of Financial Instruments -- The Company's financial instruments include receivables, payables, short and long-term debt. The fair value of such financial instruments have been determined using available market information and interest rates as of June 30, 1997.

At June 30, 1997, the fair value of the 12-1/8% Senior Guaranteed Notes due 2003 was approximately $138,000 compared to the carrying value of $125,000. The fair value of all other financial instruments were not materially different from their carrying value.

Reclassifications -- Certain amounts in the period for the three and six months ended June 30, 1996 consolidated financial statements have been reclassified to conform with the three and six months ended June 30, 1997 presentation.

3.  TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, are summarized as follows:


                                                 DECEMBER 31,      JUNE 30,
                                                     1996            1997
                                                ---------------  -------------
        IMPSAT Argentina                            $17,973         $20,576
        IMPSAT Colombia                               5,846           8,327
        IMPSAT Venezuela                              1,331           1,735
        Others                                          637           1,836
                                                    -------         -------
                Total                                25,787          32,474
        Less: allowance for doubtful accounts        (2,818)         (3,572)
                                                    -------         --------
        Trade accounts receivable, net              $22,969         $28,902
                                                    =======         =======


The Company's subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers' financial history is analyzed.


The activity for the allowance for doubtful accounts is as follows:



                                               DECEMBER 31,      JUNE 30,
                                                   1996            1997
                                              --------------  --------------
        Beginning balance                         $1,130          $2,818
        Provision for doubtful accounts            1,688             821
        Write-offs                                                   (67)
                                                  ------          -------
        Ending balance                            $2,818          $3,572
                                                  ======          ======

4.  OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income and other miscellaneous amounts due to the Company and its operating subsidiaries as follows at:


                              DECEMBER 31,      JUNE 30,
                                 1996            1997
                            --------------   -------------
        IMPSAT Argentina       $  4,291         $ 4,457
        IMPSAT Colombia           3,696           3,423
        IMPSAT Venezuela          2,224           1,459
        RESIS Ingenieria          1,277           1,863
        Others                      884           1,567
                               --------         -------
                Total          $ 12,372         $12,769
                               ========         =======

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

                                               DECEMBER 31,      JUNE 30,
                                                   1996            1997
                                             ---------------  -------------
 Land                                           $   1,478        $   1,478
 Building and improvements                         22,604           22,925
 Operating communications equipment               258,593          284,435
 Furniture, fixtures and other equipment           11,311           10,685
                                                ---------        ---------
             Total                                293,986          319,523
 Less: accumulated depreciation                   (73,046)         (85,631)
                                                ---------        ----------
             Total                                220,940          233,892
 Deposit on purchase of equipment and
      in transit                                    6,146            9,394
                                                ---------        ---------
 Property, plant and equipment, net             $ 227,086        $ 243,286
                                                =========        =========

The recap of accumulated depreciation is as follows:

                                       DECEMBER 31,       JUNE 30,
                                           1996             1997
                                      ---------------  -------------
          Beginning balance               $47,155         $73,046
          Depreciation expense             25,913          13,479
          Retirements and disposals           (22)           (894)
                                          -------         --------
          Ending balance                  $73,046         $85,631
                                          =======         =======

6.  SHORT-TERM DEBT

The Company's short-term debt is detailed as follows:

                                                                                 DECEMBER 31,       JUNE 30
                                                                                     1996            1997
                                                                                ---------------  -------------
        Commercial paper (9% to 11%)                                                $20,000         $25,000
        Short-term credit facilities, denominated in U.S. dollars;
              interest rates ranging from 7% to 15%;
                IMPSAT Argentina                                                        327          13,894
                IMPSAT Colombia                                                       3,345           4,943
                IMPSAT Venezuela                                                      1,400             993
                IMPSAT Ecuador                                                           53              78
        Short-term credit facilities, denominated in local
              currencies; local interest rates;
                IMPSAT Colombia (27%)                                                 5,700           8,145
                IMPSAT Venezuela (32%)                                                1,027           1,352
                                                                                    -------         -------
        Total short-term debt                                                       $31,852         $54,405
                                                                                    =======         =======

The Company has historically refinanced these short-term credit facilities on an annual basis

7.  LONG-TERM DEBT

The Company's long-term debt is detailed as follows:

                                                                                             DECEMBER 31,        JUNE 30
                                                                                                 1996              1997
                                                                                            ---------------   --------------
          12-1/8% Senior Guaranteed Notes due 2003                                             $125,000          $125,000
           Term notes payable:
                 IMPSAT Colombia; with maturities through 2002 collateralized by equipment with a carrying value of approximately $14,000 and the assignment of customer contracts totalling approximately $12,000 denominated in:
                             U.S. dollars (interest rates 8% - 13.30%)                           25,324            24,192
                             Local currency (33%)                                                 1,551               801
                 IMPSAT Argentina (6.56% - 8%), maturing
                      semiannually through 2001, collateralized
                      by stock of a subsidiary and other assets                                   4,374             3,709
                 IMPSAT Venezuela (10.5%), maturing during 2001                                   5,922             5,834
          Eximbank notes payable (6.56%), maturing
                  semiannually through 1999                                                       5,081             4,234
                                                                                               --------          --------
                                    Total long-term debt                                        167,252           163,770
          Less:  current portion                                                                (11,022)           (6,868)
                                                                                               --------          ---------
          Long-term debt, net                                                                  $156,230          $156,902
                                                                                               ========          ========

The Senior Guaranteed Notes and some of the term notes payable for IMPSAT Colombia and IMPSAT Venezuela contain certain covenants requiring certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

8.  INCOME TAXES

For the six months ended June 30, 1996 and 1997, the provision for income taxes, all of which are for foreign taxes, consist of a current provision of $148 and $1,501, respectively, and a deferred provision of $1,635 and $1,268, respectively. The foreign statutory tax rates range from 20% to 35% depending on the particular country. There is no provision or benefit for U.S. income taxes, as the Company has net operating loss carryforwards. Deferred taxes result from temporary differences in the capitalization policies of preoperating costs and net operating loss carryforwards.

9.  COMMITMENTS AND CONTINGENCIES

The Company leases satellite capacity with annual rental commitments of approximately $13,100. In addition, the Company has commitments to purchase communications equipment amounting to approximately $11,200 and was obligated under letter of credits amounting to approximately $433 at June 30, 1997.

The Company is a third party guarantor of up to 75% of a $6,000 credit facility provided to IMPSAT Venezuela by a regional development fund. At June 30, 1997, the balance outstanding on the credit facility amounted to approximately $5,800.

During May 1997, the Company and one of its subsidiaries entered into a three party arrangement with a financial institution whereby $60,000 was borrowed by the subsidiary and concurrently a like amount Certificate of Deposit was placed at the financial institution by the Company. The arrangements establish a right of setoff and, accordingly, the amounts have been netted for purposes of financial statement presentation. The arrangements expire in May 1999.

In the normal course of business, the Company faces challenges to its various licenses and rights to operate on an exclusive basis. The Company vigorously defends such challenges; however, there can be no assurance that the Company will ultimately prevail.

In November 1996, IMPSAT Argentina filed suit against one of its customers, ENCOTESA for amounts due and arising under IMPSAT Argentina's contracts with ENCOTESA, the Argentine national postal service. ENCOTESA which was the Company's fourth largest customer as of December 31, 1996, is experiencing financial and operating difficulties and is currently in the process of being privatized. IMPSAT Argentina is currently discussing with ENCOTESA modifications to the amount of services being provided under ENCOTESA's contracts with IMPSAT Argentina, which currently result in monthly invoices of approximately $218,000. IMPSAT Argentina at the end of 1996 began to reserve 100% for all of its current invoices submitted to ENCOTESA. On December 27, 1996, ENCOTESA filed its reply to IMPSAT Argentina's claim. The court has not yet ruled upon IMPSAT Argentina's claim against ENCOTESA. Based on these developments, the Company has reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value as determined by the Company's management based on the advice of local legal counsel. The Company will continue to assess the effect that the ENCOTESA receivables situation will have on its results of operations, liquidity or capital resources.

The following is the activity relating to the ENCOTESA's net trade account receivables for the six months ended June 30, 1997:



                                                ----------------------------------------------------
                                                                                          NET TRADE
                                                                                           ACCOUNT
                                                  TRADE ACCOUNT       ALLOWANCE FOR        -------
                                                   RECEIVABLES      DOUBTFUL ACCOUNT     RECEIVABLES
                                                --------------     -----------------     -----------
        BALANCE AT DECEMBER 31, 1996                   $5,925            $(782)           $5,143
        Total invoices (provision) for the                                                     -
        period                                          1,686           (1,686)

                                                       ------          ---------          --------
        BALANCE AT JUNE 30, 1997                       $7,611          $(2,468)           $5,143
                                                       ======          ========           ======

                                     ******

IMPSAT S.A.
BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------


                                                                            NOVEMBER 30,       MAY 31,
                                                                                1996             1997
                                                                          ---------------  ---------------
             ASSETS
             CURRENT ASSETS:
                     Cash and cash equivalents                                $  1,882        $  21,165
                     Trade accounts receivable, net                             15,246           17,054
                     Receivables from affiliated companies                         429            1,171
                     Other receivables                                           4,290            3,605
                     Prepaid expenses                                            1,833            2,469
                                                                              --------        ---------
                         Total current assets                                   23,680           45,464
                                                                              --------        ---------
             PROPERTY, PLANT AND EQUIPMENT, NET                                143,430          146,635
                                                                              --------        ---------
             NON-CURRENT ASSETS:
                     Trade accounts receivable, net                              5,143            5,143
                     Other non-current assets                                    1,986            4,749
                                                                              --------        ---------
                           Total non-current assets                              7,129            9,892
                                                                              --------        ---------
             TOTAL                                                            $174,239        $ 201,991
                                                                              ========        =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             CURRENT LIABILITIES:
                     Accounts payables - trade                                $ 12,311        $  17,212
                     Short-term debt                                            20,327           38,894
                     Advances from affiliated companies                          2,125              346
                     Current portion of long-term debt                           5,185            1,694
                     Accrued liabilities                                         2,210            4,824
                     Deferred income taxes                                         743            1,748
                     Other liabilities                                           2,137            1,638
                                                                              --------        ---------
                           Total current liabilities                            45,038           66,356
                                                                              --------        ---------
             LONG-TERM DEBT, NET                                                 4,270           66,249
                                                                              --------        ---------
             OTHER LONG-TERM LIABILITIES                                         3,755            2,230
                                                                              --------        ---------
             ADVANCES FROM PARENT COMPANY, LONG-TERM                            69,719           14,600
                                                                              --------        ---------
              COMMITMENTS AND CONTINGENCIES (Note 10)
             STOCKHOLDERS' EQUITY:
                     Common Stock; 5,123 shares authorized,
                           issued, and outstanding                                   3                3
                     Paid-in capital                                            26,191           26,191
                     Retained earnings                                          25,263           26,362
                                                                              --------        ---------
                           Total stockholders' equity                           51,457           52,556
                                                                              --------        ---------
             TOTAL                                                            $174,239        $ 201,991
                                                                              ========        =========

See notes to financial statements.

IMPSAT S.A.
STATEMENTS OF INCOME
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------


                                                                 THREE  MONTHS ENDED                    SIX MONTHS ENDED
                                                     ------------------------------------       -------------------------------
                                                            MAY 31,            MAY 31,             MAY 31,           MAY 31,
                                                             1996               1997                1996               1997
                                                        ---------------------------------       -------------------------------
         NET REVENUES FROM SERVICES                        $ 21,233            $20,846             $41,550            $43,339
                                                           --------            -------             -------            -------
         COSTS AND EXPENSES:
              Variable cost of services                       3,518              2,924               7,061              6,148
              Satellite capacity cost                         2,708              2,557               4,871              4,653
              Salaries, wages and benefits                    3,338              2,886               6,223              6,028
              Selling, general and administrative             2,885              3,566               5,697              8,197
              Depreciation and amortization                   4,702              4,386               9,132              8,623
                                                           --------           --------             -------            -------
                        Total cost and expenses              17,151             16,319              32,984             33,649
                                                           --------           --------             -------            -------
                        Operating income                      4,082              4,527               8,566              9,690
                                                           --------           --------             -------            -------

         OTHER INCOME (EXPENSES):
              Interest expense, net                          (2,834)            (3,292)             (5,489)            (6,588)
              Other income (expense), net                       226               (200)                319                (57)
                                                           --------           ---------            -------            --------
              Total other expenses                           (2,608)            (3,492)             (5,170)            (6,645)
                                                           --------           --------             -------            -------
         INCOME BEFORE INCOME TAXES AND
           MINORITY INTEREST                                  1,474              1,035               3,396              3,045
         PROVISION FOR INCOME TAXES                          (1,361)              (807)             (1,361)            (1,946)
                                                           ---------          ---------            --------           -------
         INCOME BEFORE MINORITY INTEREST                        113                228               2,035              1,099
         INCOME ATTRIBUTABLE TO MINORITY
           INTEREST                                               5                                     11
                                                           --------           --------             -------            -------
         NET INCOME                                        $    118           $    228             $ 2,046            $ 1,099
                                                           ========           ========             =======            =======

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------


                                        --------------------------------------------------------
                                                                PAID-IN            RETAINED
                                           COMMON STOCK         CAPITAL            EARNINGS             TOTAL
                                        -----------------  ------------------  -----------------  -----------------
     BALANCE AT NOVEMBER 30, 1996              $ 3              $ 26,191            $25,263(*)         $ 51,457
     Net income for the six months ended                                              1,099               1,099
                                               ---              --------            -------            --------
     BALANCE AT MAY 31, 1997                   $ 3              $ 26,191            $26,362            $ 52,556
                                               ===              ========            =======            ========

(*) includes an appropriation of retained earnings, amounting to $1,450, to comply with legal reserve requirements in Argentina.


See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------




                                                                                                 SIX MONTHS ENDED
                                                                                      -----------------------------------
                                                                                            MAY 31,             MAY 31,
                                                                                             1996                1997
                                                                                      -----------------------------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                        $ 2,046            $ 1,099
         Adjustment to reconcile net income to net cash
                 provided by operating activities:
                 Amortization and depreciation                                               9,132              8,623
                 Deferred income tax provision                                               1,361              1,006
                 Minority interest                                                             (11)
                 Changes in assets and liabilities:
                       Increase in trade accounts receivable, net                           (1,008)            (1,808)
                       Decrease (increase) in prepaid expenses                                 243               (636)
                       Increase in other receivable assets and
                           other non-current assets                                           (789)            (2,078)
                       (Decrease) increase in accounts payable trade                            73             (1,254)
                       (Decrease) increase in accrued and other liabilities                 (1,022)             2,114
                       (Decrease) in other long-term liabilities                            (1,325)            (1,525)
                                                                                           -------            --------
                 Net cash provided by operating activities                                   8,700              5,541
                                                                                           -------            -------
         CASH FLOWS FROM INVESTING ACTIVITIES ---
                 Purchases of property, plant and equipment                                (13,561)            (5,673)
                                                                                           --------            -------
         CASH FLOWS FROM FINANCING ACTIVITIES:
                 Net borrowings from short-term debt                                        15,278             18,567
                 (Decrease) in advances from/to affiliates                                  (1,754)           (57,640)
                 Repayments of long - term debt                                             (2,228)            (4,610)
                  Proceeds from long - term debt                                             1,102             63,098
                                                                                           -------            -------
                 Net cash provided by operating activities                                  12,398             19,415
                                                                                           -------            -------
         NET INCREASE IN CASH AND CASH EQUIVALENTS                                           7,537             19,283
         CASH AND CASH EQUIVALENTS AT BEGINNING
             OF PERIOD                                                                       1,160              1,882

                                                                                           -------            -------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 8,697            $21,165
                                                                                           =======            =======
         SUPPLEMENTAL CASH FLOW INFORMATION:
                 Interest paid                                                             $ 5,536            $ 6,873
                                                                                           =======            =======
         SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
         ACTIVITIES:
                 Equipment in transit                                                      $    71            $ 6,155
                                                                                           =======            =======

See to consolidated financial statements.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS
(IN THOUSANDS OF U.S. DOLLARS)
----------------------------------------

1. BACKGROUND

   IMPSAT S.A. provides and operates private networks of integrated data and voice telecommunications systems in Argentina. IMPSAT S. A.'s principal line of business comprises the provision of data transmission services for large national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links and leased satellite capacity. During June 1997, IMPSAT S. A. became a 94.5 % owned subsidiary of IMPSAT Corporation, a Delaware holding company (the "Parent Company").

   On November 18, 1996, IMPSAT S. A. and its subsidiaries, Teledatos S. A. and Satelnet S. A., merged and the subsidiaries ceased operations. The merger was ratified by the shareholders of IMPSAT S. A. on January 20, 1997. The financial statements recognize the effect of the merger.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   INTERIM FINANCIAL INFORMATION - The unaudited statements as of May 31, 1997 and for the six months ended May 31, 1996 and 1997 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustements (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the six months period ended May 31, 1996 and 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

   REVENUE RECOGNITION -- IMPSAT S. A. provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the number of microsystems installations. The fees stipulated in the contracts are denominated in U.S. dollars. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. Approximately 10 % of net revenues from services were represented by only one customer during the six month period ended May 31, 1996 and 1997.

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

   FOREIGN CURRENCIES TRANSLATION --. IMPSAT S.A. uses the U.S. dollar as its functional currency. Accordingly, IMPSAT S.A's financial statements were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the functional currency are included in the statements of income.

   FAIR VALUE OF FINANCIAL INSTRUMENTS -- IMPSAT S. A.'s financial instruments include receivables, payables, short and long-term debt. The fair value of such financial instruments have been determined based on market interest rates as of May 31, 1997. The fair values were not materially different than their carrying (or contract) values.

3. TRADE ACCOUNTS RECEIVABLE

   The detail of trade accounts receivable is the following:

                                                               NOVEMBER 30,            MAY 31,
                                                                  1996                  1997
                                                             -------------         ------------
           Trade accounts receivable                            $ 17,963             $ 20,576
           Less: allowance for doubtful accounts                  (2,717)              (3,522)
                                                             -------------         ------------
           Trade accounts receivable, net                       $ 15,246             $ 17,054
                                                             =============         ============

   IMPSAT S. A. provides trade credit to its customers in the normal course of business. Prior to extending credit, the customers' financial history is analyzed.

   The activity for the allowance for doubtful account is as follows:

                                                               NOVEMBER 30,           MAY 31,
                                                                  1996                 1997
                                                             -------------         ------------
          Beginning balance                                      $ 1,110              $ 2,717
          Provision for doubtful accounts                          1,607                  817
          Net write-offs                                                                  (12)
                                                             -------------         ------------
          Ending balance                                         $ 2,717              $ 3,522
                                                             =============         ============

4. OTHER RECEIVABLES

   Other receivables consist primarily of refunds or credits pending from local government for taxes other than income and other miscellaneous amounts due to IMPSAT S. A.

5. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of:

                                                                               NOVEMBER 30,            MAY 31,
                                                                                   1996                 1997
                                                                            ----------------       -------------
       Building installations and improvements                                 $   15,962            $  15,991
       Operating communications equipment                                         175,199              188,229
       Furniture, fixtures and other equipment                                      7,836                6,303
                                                                            ----------------       -------------
               Total                                                              198,997              210,523
       Less: accumulated depreciation                                             (59,245)             (66,976)
                                                                            ----------------       -------------
               Total                                                              139,752              143,547
       Deposit on purchase of equipment and in transit                              3,678                3,088
                                                                            ----------------       -------------
       Property, plant and equipment, net                                       $ 143,430            $ 146,635
                                                                            ================       =============

   The recap of accumulated depreciation is as follows:


                                                                            NOVEMBER 30,         MAY 31,
                                                                                1996              1997
                                                                           -------------      -----------
       Beginning balance                                                      $ 40,477         $ 59,245

       Depreciation expense                                                     18,786            8,623

       Retirements and Disposals                                                   (18)            (892)
                                                                           -------------      -----------
       Ending balance                                                         $ 59,245         $ 66,976
                                                                           =============      ===========

6. SHORT-TERM DEBT

   IMPSAT S. A.'s short-term debt is detailed as follows:

                                                                             NOVEMBER 31,          MAY 31,
                                                                                1996                1997
                                                                          ----------------     -------------
        Commercial paper (9%)                                                 $ 20,000           $ 25,000
        Short-term credit facilities, denominated in U.S. dollars,
            6.56% to 9%                                                            327             13,894
                                                                          ----------------     -------------
        Total short-term debt                                                 $ 20,327           $ 38,894
                                                                          ================     =============


   IMPSAT S. A. has historically refinanced its short-term credit facilities on an annual basis.

7. LONG-TERM DEBT

   IMPSAT S. A.'s long-term debt is detailed as follows:

                                                                                      NOVEMBER 30,           MAY 31,
                                                                                         1996                 1997
                                                                                   -----------------     --------------
                Term notes payable 6.56% to 9 % maturing semiannually
                    through 2002, collateralized by stock of a subsidiary
                    and other assets                                                      $ 4,374            $ 63,709
                Eximbank notes payable (6.56%) maturing semiannually
                    through 1999                                                            5,081               4,234
                                                                                   -----------------     --------------
                Total long-term debt                                                        9,455              67,943
                Less: current portion                                                      (5,185)             (1,694)
                                                                                   -----------------     --------------
                Long-term debt, net                                                       $ 4,270            $ 66,249
                                                                                   =================     ==============


8. ADVANCES FROM PARENT COMPANY

   IMPSAT S. A. has advances totalling approximately $ 14,600 from its Parent Company. These advances bear interest at 12 1/2 % and are due 2003.

9. INCOME TAXES

   The provision for income taxes for the six months ended May 31, 1997 consist of $ 940 in current taxes and $ 1,006 in deferred taxes. The statutory tax rate in Argentina is 33%.

10.COMMITMENTS AND CONTINGENCIES

   IMPSAT S. A. leases satellite capacity with annual rental commitments of approximately $9,000 through the year 2000. In addition, IMPSAT S. A. has commitments to purchase communications equipment amounting to approximately $9,500 at May 31, 1997.

   IMPSAT S. A. is guarantor on the $125,000,000, 12 1/8% Senior Guaranteed Notes Due 2003 issued on July 30, 1996 by the Parent Company.

   During May, 1997, the parent Company and IMPSAT S.A. entered into a three party arrangement with a financial institution whereby $60,000 was borrowed by IMPSAT S.A. and concurrently a like amount Certificate of Deposit was placed at the financial institution by the parent Company. The arrangement expires in May 1999.

   In the normal course of business, IMPSAT S. A. faces challenges to its various licenses and rights to operate on an exclusive basis, which it vigorously defends. There can be no assurance it will ultimately prevail on these challenges.

   In November 1996, IMPSAT S. A. filed suit against one of its customers, ENCOTESA for amounts due and arising under IMPSAT S. A. 's contracts with ENCOTESA, the Argentine national postal service. ENCOTESA which was IMPSAT
   S. A. 's fourth largest customer as of December 31, 1996, is experiencing financial and operating difficulties and is currently in the process of being privatized. IMPSAT S. A. is currently discussing with ENCOTESA modifications to the amount of services being provided under ENCOTESA's contracts with IMPSAT S. A., which currently result in monthly invoices of approximately $ 218,000. IMPSAT S. A. at the end of 1996 began to reserve 100 % for all of its current invoices submitted to ENCOTESA. On December 27, 1996, ENCOTESA filed its reply to IMPSAT S. A. 's claim. The court has not yet ruled upon IMPSAT S. A. 's claim against ENCOTESA. Based on these developments, the IMPSAT S. A. has reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value as determined by the IMPSAT S. A.'s management based on the advice of local legal counsel. IMPSAT S. A. will continue to assess the effect that the ENCOTESA receivables situation will have on its results of operations, liquidity or capital resources.



                                           ----------------------------------------------------
                                                                                    NET TRADE
                                                                                     ACCOUNT
                                             TRADE ACCOUNT      ALLOWANCE FOR        -------
                                              RECEIVABLES      DOUBTFUL ACCOUNT    RECEIVABLES
                                            --------------     ----------------    -----------
        BALANCE AT NOVEMBER 30, 1996            $5,925               $(782)           $5,143
        Total invoices (provision) for                                                    -
        the period                              $1,686              (1,686)

                                                ------            --------            ------
        BALANCE AT MAY 31, 1997                 $7,611             $(2,468)           $5,143
                                                ======            ========            ======

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT
                     OF OPERATIONS RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the periods presented as a percentage of revenues:


                                               THREE MONTHS ENDED                              SIX MONTHS ENDED
                                    ----------------------------------------    -------------------------------------------
                                      JUNE 30, 1996         JUNE 30, 1997         JUNE 30, 1996           JUNE 30, 1997
                                    ------------------    ------------------    -------------------     -------------------
 Revenue . . . . . . . . . . . . .  $31,073     100.0%    $38,380    100.0%     $60,881     100.0%      $75,060      100.0%
 Variable costs of services  . . .    4,816      15.5       5,792     15.1        9,962      16.4        10,745       14.3
 Salaries, wages and benefits  . .    6,584      21.2       6,782     17.7       12,217      20.1        13,396       17.8
 Satellite capacity cost . . . . .    3,642      11.7       4,500     11.7        6,857      11.3         8,793       18.7
 Selling, general and
   administrative expenses . . . .    5,800      18.7       7,443     19.4       11,551      19.0        15,332       20.4
 Depreciation and Amortization . .    6,453      20.8       6,973     18.2       12,524      20.6        13,684       18.2
 Interest expenses, net  . . . . .    4,912      15.8       5,976     15.6        9,681      15.9        12,054       16.1
 Net gain (loss) on
   foreign exchange  . . . . . . .    1,139       3.7          57      0.2        1,509       2.5          (105)      -0.1
 Provision for income taxes  . . .    1,678       5.4       1,245      3.2        1,783       2.9         2,769        3.7
 Net loss  . . . . . . . . . . . .   (1,608)     -5.2        (876)    -2.3       (3,003)     -4.9        (2,725)      -3.6


         Revenue. Revenues for the three and six months ended June 30, 1997 totalled $38.4 million and $75.1 million, respectively. This represents an increase of $7.3 million (or 23.5%) and $14.2 million or (23.3%), respectively, from revenues for the three and six months ended June 30, 1996. Revenues at IMPSAT Argentina for the three and six months ended May 31, 1997 totalled $20.8 million and $43.3 million, respectively. This represents a decrease of $0.4 million (or -1.8%) and an increase of $1.7 million or (4.3%), respectively, from IMPSAT Argentina's revenues for the three and six months ended June 30, 1996. In comparison to the corresponding period in 1996, IMPSAT Argentina's revenues for the three months ended May 31, 1997 were negatively impacted by a decrease of $2.2 million resulting from the renewal and renegotiation of the agreements under which IMPSAT Argentina provides private telecommunications network services to Banco de la Nacion Argentina ("BNA") as compared to revenues from BNA for the three months ended May 31, 1996. See "-- Recent Developments -- BNA Contract".

         IMPSAT Colombia's revenues for the three and six months ended June 30, 1997 totalled $12.9 million and $23.8 million, respectively. This represents an increase of $4.9 million (or 61.0%) and $7.7 million or (48.0%), respectively, from IMPSAT Colombia's revenues for the three and six months ended June 30, 1996. In addition, the revenues of IMPSAT Venezuela and IMPSAT Ecuador increased as the Company's operations in those countries experienced continued growth. Revenues for the three and six months ended June 30, 1997 of IMPSAT Venezuela increased to $2.1 million and $3.9 million, respectively, an increase of $1.0 million and $2.0 million, respectively, from IMPSAT Venezuela's revenues for the three and six months ended June 30, 1996.

         The number of customers at IMPSAT Argentina as of May 31, 1997 totalled 420. This represents an increase of 13 and 62 customers, respectively, for the three and six months ended May 31, 1997, compared with an increase of 28 and 44 customers, respectively, for the corresponding periods in 1996. IMPSAT Argentina had a total of 2,239 VSAT microstations and 422 Dataplus earth stations installed as of May 31, 1997. Such installations include 70 VSAT microstations and 5 Dataplus earth stations installed for new and existing customers of IMPSAT Argentina during the three-month period ended May 31, 1997 (compared to 16 VSAT microstations and 18 Dataplus earth stations installed for new and existing customers during the three-month period ended May 31, 1996). In the six-month period ended May 31, 1997, IMPSAT Argentina installed 128 VSAT microstations and 24 Dataplus earth stations for new and existing customers during the six-month period ended May 31, 1997 (compared to 14 VSAT microstations and 18 Dataplus earth stations installed for new and existing customers during the six-month period ended May 31, 1996).

         IMPSAT Colombia had 482 customers as of June 30, 1997. This represents an increase of 34 and 109 customers, respectively, for the three and six months then ended. IMPSAT Colombia's customer base grew by 30 and 65, respectively, during the three and six months ended June 30, 1996. During the three months ended June 30, 1997, IMPSAT Colombia installed 4 VSAT microstations and 60 Dataplus earth stations for new and existing customers. IMPSAT Colombia installed 7 VSAT microstations and 83 Dataplus earth stations for new and existing customers during the six months ended June 30, 1997. In comparison, IMPSAT Colombia installed 28 and 33 VSAT microstations and 40 and 54 Dataplus earth stations, respectively, during the three and six months ended June 30, 1996.

         IMPSAT Venezuela had 92 customers as of June 30, 1997. This represents an increase of 6 and 16 customers, respectively, for the three and six months ended June 30, 1997. In comparison, IMPSAT Venezuela increased its customer base by 5 and 11 customers, respectively, during the three and six months ended June 30, 1996. IMPSAT Venezuela installed 31 VSAT microstations and 15 Dataplus earth stations for new and existing customers during the six months ended June 30, 1997 compared to no VSAT microstations and 29 Dataplus earth stations for new and existing customers during the six months ended June 30, 1996.

         Variable Cost of Services. The Company's variable cost of services for the three and six months ended June 30, 1997 totalled $5.8 million and $10.8 million, respectively, an increase of $1.0 million (or 20.3%) and $0.8 million (or 7.9%), from the Company's variable cost of services for the three and six months ended June 30, 1996. Of total variable cost of services for the three and six months ending June 30, 1997, $2.8 million and $6.0 million, respectively, related to the operations of IMPSAT Argentina and $2.1 million and $3.5 million, respectively related to the operations of IMPSAT Colombia (compared to variable cost of services of $3.6 million and $7.1 million, respectively, at IMPSAT Argentina and $1.2 million and $2.4 million, respectively, at IMPSAT Colombia, for the three and six months ended June 30,
1996).

         The principal items comprising total variable cost of services are maintenance and installation costs and sales commissions paid to third party sales representatives. Variable cost of services declined at IMPSAT Argentina primarily as a result of the negotiation of lower sales commissions to third-party sales representatives, and increased at IMPSAT Colombia because of the growth experienced in that market.

         Maintenance costs for the Company totalled $2.7 million and $4.4 million, respectively, during the three and six months ended June 30, 1997. This represents an increase of $1.8 million and $1.7 million, respectively, over maintenance costs incurred by the Company for the three and six months ended June 30, 1996. Maintenance costs for IMPSAT Argentina for the three and six months ended May 31, 1997 amounted to $0.9 million and $2.0 million, respectively. This represents an increase of $0.5 million and $0.5 million, respectively, over IMPSAT Argentina's maintenance costs during the three and six months ended June 30, 1996. In Colombia, maintenance costs totalled $1.9 million and $2.3 million, respectively, during the three and six months ended June 30, 1997. IMPSAT Colombia's maintenance costs for the three and six months ended June 30, 1997, exceeded such costs for the corresponding periods in 1996 by $1.2 million and $1.1 million, respectively. The increase in maintenance costs of the Company during the first half of 1997 compared to the corresponding period in 1996 is primarily attributable to the level and amount of the Company's telecommunications infrastructure in service as the Company's operations have grown and expanded over time.

         Installation costs totalled $0.8 million and $2.3 million, respectively, for the three and six months ended June 30, 1997, or 13.8% and 21.3% of total variable cost of services, respectively, during such periods.
In comparison, installation costs totalled $0.5 million and $2.0 million, respectively, or 10.4% and 20.0% of total variable cost of services, respectively, for the three and six months ended June 30, 1996). The Company utilizes the services of outside providers of installation services in Argentina and Colombia and intends over time to expand the practice of using outside providers in the other countries in which it operates. The Company installed 104 VSAT microstations and 76 Dataplus earth stations, respectively and 168 VSAT microstations and 135 Dataplus earth stations, respectively during the three and six months ended June 30, 1997. In comparison, the Company installed no VSAT microstations and 8 Dataplus earth stations, respectively, and 193 VSAT microstations and 87 Dataplus earth stations, respectively, during the three and six months ended June 30, 1996.

         Sales commissions paid to third party sales representatives totalled $1.3 million and $2.9 million, respectively, for the three and six months ended June 30, 1997, or 22.4% and 26.9%, respectively, of the Company's total variable cost of services during such period. In comparison, sales commissions paid to third party sales representatives totalled $2.2 million and $4.7 million, respectively, or 45.8% and 47.0% of the Company's total variable cost of services, respectively, for the three and six months ended June 30, 1996. The overwhelming amount of such sales commissions were paid to third-party sales representatives with respect to customers of IMPSAT Argentina. Sales commissions paid to third-party sales representatives in Argentina totalled $1.1 million and $2.6 million, respectively, for the three and six months ended May 31, 1997, compared to $2.1 million and $4.5 million, respectively, for the three and six months ended May 31, 1996. To date, the practice of utilizing third party sales representatives in connection with the generation and servicing of customer contracts has been employed predominantly by IMPSAT Argentina, although third-party sales representatives have also recently been utilized in connection with IMPSAT Colombia's customer generation.

         Satellite Capacity Cost. The Company's satellite capacity costs for the first half of 1997 totalled $8.8 million, an increase of $1.9 million, or 28.2%, over satellite capacity costs for the corresponding period in 1996. The Company had approximately

198.3 Mhz and 253.0 Mhz of leased satellite capacity at December 31, 1995 and 1996, respectively; and approximately 252.6 and 374.9 Mhz of leased satellite capacity as of June 30, 1996 and 1997, respectively. The Company's costs for satellite capacity are directly related to the increase in the Company's customer and revenue bases. The increase in satellite capacity during the first six months of 1997 was contractually scheduled by the Company to match the total number of Dataplus earth stations installed by the Company over time which, because of their greater transmission capacity compared to VSATs, utilize large amounts of satellite capacity.

         Salaries, Wages and Benefits. Salaries, wages and benefits expense for the first six months of 1997 totalled $13.4 million, an increase of $1.2 million, or 9.7% over the Company's expenses for salaries, wages and benefits during the first six months of 1996. The Company increased salaries, wages and benefits of its personnel to match market rates and increases in cost of living. In addition, the appreciation of the Colombian peso against the U.S. dollar since the beginning of 1997 has resulted in an increase in U.S. dollar terms in salaries, wages and benefits paid to employees of IMPSAT Colombia during that period. The Company maintained a total of 665 employees as of June 30, 1997, compared to 643 employees as of June 30, 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Company consist principally of publicity and promotion costs; provisions for doubtful accounts; fees and other remunerations; travel and entertainment; rent; and plant services, telephone and energy expenses.

         The Company incurred selling, general and administrative ("SG&A") expenses of $7.4 million and $15.3 million for the three and six months ended June 30, 1997, an increase of $1.6 million and $3.8 million, respectively (or 28.3% and 32.7%, respectively), from SG&A expenses incurred by the Company during the three and six months ended June 30, 1996. SG&A expenses at IMPSAT Argentina for the three and six months ended May 31, 1997 totalled $3.6 million and $8.2 million, respectively, an increase of $0.7 million and $2.5 million, respectively (or 23.6% and 43.9%, respectively), from SG&A expenses incurred by IMPSAT Argentina for the three and six months ended May 31, 1996. The increase in SG&A expenses at IMPSAT Argentina in the first six months of 1997 compared to the first six months of 1996 is attributable primarily to the creation of a specific provision of $1.7 million relating to ENCOTESA, the Argentine state postal agency, and legal fees incurred in connection with its legal proceeding commenced against ENCOTESA, described in Note 10 to IMPSAT Argentina's financial statements. SG&A expenses at IMPSAT Colombia for the three and six months ended June 30, 1997 totalled $1.8 million and $3.6 million, an increase of $0.8 million and $1.3 million, respectively (or 79.4% and 58.8%, respectively), from SG&A expenses incurred by IMPSAT Colombia for the three and six months June 30, 1996. The increase in SG&A expenses at IMPSAT Colombia for the first six months of 1997 is primarily attributable to the cost of additional telephone lines for Internet access services.

         In addition, the Company's provision for doubtful accounts, principally relating to IMPSAT Argentina, increased from $0.2 million and $0.6 million, respectively, for the three and six months ended June 30, 1996, to $2.8 million and $6.0 million, respectively, for the three and six months ended June 30, 1997. The Company has increased its allowance for doubtful accounts as a result of certain payment arrears experienced by a number of customers in Argentina. The Company's current policy is to reserve 30% for accounts receivable in excess of 180 days but less than one year, and 100% for all accounts receivable in excess of 360 days; except with respect to ENCOTESA, as to which IMPSAT Argentina currently is provisioning 100% for all current invoices delivered to ENCOTESA. As a percentage of total revenues, the Company's provision for doubtful accounts has increased from 1.0% of total revenues as of the first half of 1996 to 3.3% of total revenues as of the first half of 1997. The Company believes that its reserve for doubtful accounts is adequate.

         Depreciation and Amortization. The Company's depreciation and amortization for the three and six months ended June 30, 1997 totalled $7.0 million and $13.7 million, respectively, representing an increase of $0.5 million (or 8.1%), compared to depreciation and amortization for the six months ended June 30, 1996 and an increase of $1.2 million (or 9.3%) compared to depreciation and amortization for the three and six months ended June 30, 1996. Depreciation and amortization for IMPSAT Argentina for the three and six months ended June 30, 1997, totalled $4.4 million and $8.6 million, respectively, a decrease of $0.3 million (or 6.7%) and $0.5 million (or 5.6%), respectively, compared to the three and six months ended June 30, 1996.

         The increase in the Company's depreciation and amortization is related principally to the growth in the Company's private telecommunications network systems and the expansion of its facilities. Depreciation and amortization are expected to continue to increase in future periods along with the Company's anticipated continued expansion of its private telecommunications network systems.

         Interest Expense, Net. The Company's net interest expense for three and six months ended June 30, 1997 totalled $6.0 million and $12.1 million, respectively, comprising interest expense of $6.3 million and interest income of $0.3 million for the three months ended June 30, 1997 and interest expense of $12.5 million and interest income of $0.3 million for the six months ended June 30, 1997. Net interest expense increased $1.1 million (or 21.7) and $2.4 million (or 24.5%), respectively, from net interest expense for the three and six months ended June 30, 1996. IMPSAT Argentina's net interest expense for the three and six months ended May 31, 1997 (after eliminating intercompany items) totalled $0.6 million and $1.2 million, respectively. Net interest expense at IMPSAT Colombia for the three and six months ended June 30, 1997 (after eliminating intercompany items) totalled $1.0 million and $2.1 million, respectively.

         The increase in net interest expense reflects primarily increased indebtedness of the Company, which increased from $148.7 million as of June 30, 1996 to $218.2 million as of June 30, 1997. As of May 31, 1997, total outstanding indebtedness at IMPSAT Argentina (after eliminating intercompany items) equalled $106.9 million, compared to $93.9 million as of May 31, 1996. Such total indebtedness for IMPSAT Argentina as of May 31, 1997 includes $60 million borrowed from a financial institution by IMPSAT Argentina which is backed concurrently by a like amount Certificate of Deposit placed at the financial institution by the Company. See Note 9 to the Company's consolidated financial statements. Total outstanding indebtedness at IMPSAT Colombia as of June 30, 1997 (after eliminating intercompany items) equalled $38.1 million, compared to $44.0 million as of June 30, 1996. In addition, the average interest rate on the Company's indebtedness for the six months ended June 30, 1997 was 11.9%, compared to an average interest rate of 14.2% for the six months ended June 30, 1996.

         Provision for Income Taxes. The Company recorded a provision for foreign income taxes for the three and six months ended June 30, 1997 of $1.3 and $2.8 million, respectively, compared to $1.7 million and $1.8 million, respectively, for the corresponding periods in 1996. The Company is currently provisioning for accrued income taxes on its net income in Argentina because IMPSAT Argentina exhausted its available net operating loss carryforwards in 1996. IMPSAT Argentina's net income is taxable at a flat income tax rate of 33%.

         Net Loss. For the three and six months ended June 30, 1997, the Company incurred a net loss of $0.9 million and $2.7 million, respectively, a decrease of $0.7 million (or 45.5%) and $0.3 million (or 9.3%), respectively, compared to the Company's net loss for the three and six months ended June 30, 1996. The Company's net loss for the six months ended June 30, 1997 is primarily related to losses incurred by the Company's operations in Venezuela (a net loss of $2.0 million); Mexico (a net loss of $1.0 million); as well as management services provided, and overhead expenses incurred, by IMPSAT Corporation of $2.7 million for the six months ended June 30, 1997. The decrease in the Company's net loss for the six months ended June 30, 1997 is primarily attributable to IMPSAT Colombia's net income of $4.0 million for the six months ended June 30, 1997 (compared to net income of $1.1 million for the six months ended June 30, 1996).

LIQUIDITY AND CAPITAL RESOURCES

         As set forth in its consolidated statements of cash flow, in the six months ended June 30, 1997, the Company generated $1.4 million in net cash flow from operating activities, compared with $8.1 million for the six months ended June 30, 1996. The decrease in net cash flow from operating activities for the first six months of 1997 compared to the corresponding period in 1996 was primarily attributable to the increase in trade receivables ($5.9 million in the first half of 1997 versus an increase of $1.1 million in the first half of
1996) and an increase in other receivable assets and non-current assets (an increase of $2.1 million in the first half of 1997 versus an increase of $0.8 million in the first half of 1996). Financing activities provided $19.1 million in net cash flow for the six months ended June 30, 1997, a decrease of $1.9 million from cash flow provided by financing activities for the six months ended June 30, 1996. The Company's net outstanding indebtedness increased by $19.1 million during the six months ended June 30, 1997. During such period, the Company used $19.9 million in net cash flow for investing activities, compared to $24.6 million for the six months ended June 30, 1996. The Company had a cash balance of $29.5 million as of June 30, 1997.

         The Company intends to meet its future capital requirements from cash flow from operations, from additional lines of credit and from future private or public offerings of securities of the Company and/or any of its subsidiaries. The Company anticipates that it will require approximately $65 million of new capital during 1997, of which approximately $25 million would contemplate refinancing of short-term indebtedness, included under IMPSAT Argentina's Global Commercial Paper Program. As of May 31, 1997 IMPSAT Argentina had outstanding $25.0 million of commercial paper issued under its $25.0 million Global Commercial Paper Program, with maturities of up to 360 days and anticipates being able to access the Euro commercial paper market as its outstanding commercial paper comes due. In the event that the Company were unable to access such additional financing at commercially reasonable rates or on commercially reasonable terms, it would be required to defer or cease additional planned capital expenditures.

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

         The Company's projected capital requirements described in the preceding paragraphs take into account the establishment of operations and development of private telecommunications network systems in Brazil. The Company currently anticipates the establishment of commercial operations in Brazil in the second half of 1997. The Company estimates that the Company will need approximately $30 million for the period from 1997 to 1998 for the adequate build-out of a private telecommunications network system in Brazil over that period of time. The Company currently expects that the funds necessary for the establishment of such operations would be obtained through the proceeds of additional debt facilities. There can be no assurance that the Company will be able to access the additional financing required for any future Brazilian operations.

RECENT DEVELOPMENTS

         Contribution of Minority Interest of IMPSAT Argentina. On June 20, 1997, IMPSAT Corporation's shareholders, Nevasa Holding Ltd. and Stet International NV, exchanged their combined 43.5% ownership interest in IMPSAT Argentina for 23,042,000 shares of common stock of IMPSAT Corporation.

         BNA Contract. In June 1997, BNA announced the rescinding of its public bid for private telecommunications network services and on June 18, 1997, entered into a two-year contract extension with IMPSAT Argentina. The contract extension, which is retroactive to March 2, 1997, covers private network telecommunications services for BNA at each of BNA's 527 branches. Pursuant to the contract extension the amount of services provided had been reduced through the deletion of voice and dial back-up services, which the Company estimates will result in the reduction of services to BNA of approximately 40%. The contract extension includes a reduction in revenues from services provided to BNA by IMPSAT Argentina of approximately 61.7% from revenues earned with respect to the existing contract between BNA and IMPSAT Argentina. The contract extension is expected to result in a decrease in the annual service revenues from BNA of $8.3 million.

                                   PART II
                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company was not involved in any material legal matters during the second quarter of 1997. The Company is involved in or subject to various other litigation and legal proceedings incidental to the normal conduct of the Company's business, including with respect to regulatory matters.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         Not Applicable.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

         27.  Financial Data Schedule.  Filed herewith.

         All other exhibits and schedules for which provision is made in the applicable regulations of the Commission are omitted because they are not applicable, or the information is included in the financial statements included herein or has been previously filed or reported and is incorporated herein by reference.


(b) Reports on Form 8-K. The following reports on Form 8-K filed for the period covered under this quarterly filing are incorporated by reference.

         Form 8-K report dated July 7, 1997, filed on July 7, 1997.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, in the capacities and on the dates indicated.

                                   IMPSAT Corporation





                                   By: /s/ GUILLERMO JOFRE
                                      -------------------------------------
                                     Guillermo Jofre
                                     Chief Financial Officer

                                   Date: August 14, 1997


                                   IMPSAT S.A.





                                   By: /s/ JOSE TORRES
                                      -------------------------------------
                                     Jose Torres
                                     Director and
                                     Chief Accounting Officer

                                   Date: August 14, 1997