Form 10-Q
period 1997-09-30
IMPSAT CORP
filed 1997-11-14
CIK 1022329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD September 30, 1997 OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM               TO
                               ------------     ----------

COMMISSION FILE NUMBER 333-12977

                             IMPSAT Corporation
                                 IMPSAT S.A.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

 Delaware                                   52-1910372
 Argentina                                  Not Applicable
 (STATE OR OTHER JURISDICTION               IRS EMPLOYER IDENTIFICATION NUMBER)
 OF INCORPORATION OR ORGANIZATION)

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

As of September 30, 1997, the Company had 100,792,640 shares of Common Stock, $1.00 Par Value, outstanding.

                             ------------------
                             IMPSAT CORPORATION
                             ------------------

                                    INDEX

                        PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Financial Statements of
          IMPSAT Corporation and Subsidiaries

             Consolidated Balance Sheets as of
             December 31, 1996 and
             as of September 30, 1997...................................3

             Consolidated Statements of
             Operations for the Three Months and Nine Months
             ended September 30, 1996 and 1997 .........................4

             Consolidated Statements of
             Stockholders' Equity for
             the Nine Months ended September 30, 1997...................5

             Consolidated Statement of Cash Flows for
             the Nine Months ended September 30, 1996 and 1997..........6

             Notes to Consolidated Financial Statements.................7

          Financial Statements of IMPSAT S.A.
          and Subsidiaries

             Balance Sheets as of November 30, 1996 and
             as of August 31, 1997......................................14

             Statements of Income for the Three Months and Nine
             Months ended August 31, 1996 and 1997......................15

             Statements of Stockholders' Equity for the
             Nine Months ended August 31, 1997..........................16

             Statement of Cash Flows for
             the Nine Months ended August 31, 1996 and 1997.............17

             Notes to Financial Statements..............................18

          ITEM 2.  MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.........................................23

                         PART II. OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS....................................31

          ITEM 2.  CHANGES IN SECURITIES................................31

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................31

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY-HOLDERS..............................................31

          ITEM 5.  OTHER INFORMATION....................................31

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................31

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IMPSAT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)

--------------------------------------------------------------------------------

                                                             DECEMBER 31,              SEPTEMBER 30,
                                                                 1996                      1997
                                                            --------------             ------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                     $  28,895                $  20,505
   Trade accounts receivable, net                                   22,969                   28,818
   Other receivables                                                12,372                   15,303
   Prepaid Expenses                                                  4,068                    3,481
                                                                 ---------                ---------
           Total current assets                                     68,304                   68,107
                                                                 ---------                ---------
PROPERTY, PLANT & EQUIPMENT, Net                                   227,086                  247,976
                                                                 ---------                ---------
NON-CURRENT ASSETS:
   Trade accounts receivable, net                                    5,143                    5,143
   License and permit costs, net                                     2,413                    2,106
   Deferred income taxes, net                                        4,812                    1,599
   Deferred financing costs, net                                     4,761                    4,234
   Other non-current assets                                          2,711                    4,940
                                                                 ---------                ---------
          Total non-current assets                                  19,840                   18,022
                                                                 ---------                ---------
TOTAL                                                            $ 315,230                $ 334,105
                                                                 =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Account payable - trade                                       $  19,250                $  26,277
   Short-term debt                                                  31,852                   46,760
   Current portion of long-term debt                                11,022                    9,758
   Accrued liabilities                                              11,708                    5,264
   Other liabilities                                                 8,045                   10,786
                                                                 ---------                ---------
            Total current liabilities                               81,877                   98,845
                                                                 ---------                ---------
LONG-TERM DEBT, NET                                                156,230                  160,570
                                                                 ---------                ---------

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTEREST                                                   30,242                   10,323
                                                                 ---------                ---------
STOCKHOLDERS' EQUITY
   Common stock, $1 par value; 77,750,640 and
   100,792,640 shares issued and outstanding at
   December 31, 1996 and September 30, 1997,
   respectively                                                     77,751                  100,793
   Accumulated deficit                                            (30,870)                 (36,426)
                                                                 ---------                ---------
          Total stockholders' equity                                46,881                   64,367
                                                                 ---------                ---------
TOTAL                                                            $ 315,230                $ 334,105
                                                                 =========                =========

See notes to consolidated financial statements

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------

                                             THREE MONTHS ENDED    THREE MONTHS ENDED   NINE MONTHS ENDED    NINE MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,
                                                    1996                  1997                 1996                1997
                                             ---------------------------------------------------------------------------------

NET REVENUES FROM SERVICES                        $  32,512            $  41,514         $  93,393           $  116,574

COST AND EXPENSES:
   Variable cost of services                          5,351                8,705            15,312               20,281
   Salaries, wages and benefits                       7,617                7,675            19,834               21,071
   Satellite capacity cost                            3,644                4,810            10,501               13,603
   Selling, general and administrative                3,811                8,002            15,363               22,503
   Depreciation and amortization                      6,669                7,227            19,193               20,911
                                                  ---------            ---------         ---------           ----------
   Total cost and expenses                           27,092               36,419            80,203               98,369
                                                  ---------            ---------         ---------           ----------
         Operating income                             5,420                5,095            13,190               18,205
                                                  ---------            ---------         ---------           ----------
OTHER INCOME (EXPENSES):
   Interest expense, net                            (7,168)              (6,418)          (16,849)             (18,472)
   Net gain (loss) on foreign exchange                (343)                (142)             1,166                (247)
   Other income (expense), net                          790                  316             1.119                  (3)
                                                  ---------            ---------         ---------           ----------

INCOME (LOSS) BEFORE INCOME TAXES AND               (1,301)              (1,149)           (1,374)                (517)
MINORITY INTEREST PROVISION FOR INCOME TAXES          (712)              (1,333)           (2,495)              (4,102)
                                                  ---------            ---------         ---------           ----------
                                                    (2,013)              (2,482)           (3,869)              (4,619)
INCOME ATTRIBUTABLE TO MINORITY
INTEREST                                              (362)                (349)           (1,509)                (937)
                                                  ---------            ---------         ---------           ----------

NET LOSS                                          $ (2,375)            $ (2,831)         $ (5,378)           $  (5,556)
                                                  =========            =========         =========           ==========




See notes to consolidated financial statements

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------

                                                            COMMON STOCK
                                                 -------------------------------
                                                     SHARES            AMOUNT           ACCUMULATED       TOTAL          MINORITY
                                                                                           DEFICIT                       INTEREST
                                                 -----------       -------------       ---------------  -----------    ------------

BALANCE AT DECEMBER 31, 1996                          77,751         $    77,751      $   (30,870) (*)  $   46,881      $    30,242
IMPSAT Argentina exchange (44%)                       23,042              23,042                            23,042         (22,393)
Additional capitalization IMPSAT Colombia
    and IMPSAT Venezuela                                                                                                      1,537
Net loss for the nine months ended                                                         (5,556)         (5,556)              937
                                                -------------      --------------    --------------     -----------     ------------
BALANCE AT SEPTEMBER 30, 1997                        100,793         $   100,793      $   (36,426)      $   64,367      $    10,323
                                                =============      ==============    ==============     ===========     ============

(*) Includes an appropriation of retained earnings in IMPSAT Argentina amounting to $1,254 in 1996 to comply with legal reserve requirements in Argentina.

See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                             1996        1997
                                                                          ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $ (5,378)    $(5,556)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Amortization and depreciation                                             19,193      20,911
   Deferred income tax provision                                              2,281       3,213
   Income attributable to minority interest                                   1,509         937
   Changes in assets and liabilities:
         Increase in trade accounts receivable, net                         (3,483)     (5,850)
         Decrease in prepaid expenses                                           787         587
         Increase in other receivables and
            other non-current assets                                        (3,075)     (5,159)
         (Decrease) increase in accounts payable-trade                     (10,821)       2,452
         Increase (decrease) in accrued and other liabilities                 1,550     (3,054)
                                                                          ---------    --------
   Net cash provided by operating activities                                  2,563       8,481
                                                                          ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                              (31,062)    (36,918)
   License and permit loss                                                     (24)
                                                                          ---------    --------
   Net cash used by investing activities                                   (31,086)    (36,918)
                                                                          ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from short-term debt                                        8,334      14,908
   Proceeds from long-term debt                                             129,740      11,934
   Repayments of long-term debt                                             (5,236)     (8,332)
   Capital contribution                                                                   1,537
                                                                          ---------    --------
   Net cash provided by financing activities                                116,170      20,047
                                                                          ---------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         87,647     (8,390)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              6,216      28,895
                                                                          =========    ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  93,863      20,505
                                                                          =========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                          $  14,451    $ 22,391
                                                                          =========    ========
   Foreign taxes paid                                                     $     193    $    507
                                                                          =========    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
ACTIVITIES:
   Equipment in transit                                                   $   2,097    $  4,575
                                                                          =========    ========
   Common Stock issued in Exchange for an additional 44%
   IMPSAT Argentina                                                                    $ 23,043
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

Since the establishment of the Company, new operating subsidiaries have been created in Mexico, Ecuador, Peru (inactive) and the United States. Accordingly, the Company's operating subsidiaries at September 30, 1997 are as follows:

                                                             OWNERSHIP
              COUNTRY         OPERATING SUBSIDIARIES        PERCENTAGE
             ----------    -----------------------------   ------------
             Argentina     Impsat S.A.                           94.5%
             Colombia      Impsat S.A.                           74.2
             Venezuela     Telecomunicaciones Impsat S.A.        75.0
             Mexico        Impsat S.A. de C.V.                   99.9
             Ecuador       Impsatel del Ecuador S.A             100.0
             USA           Impsat USA, Inc.                     100.0


      In addition, the Company owns other subsidiaries which serve as intermediaries or provide support functions to the Company and its operating subsidiaries. They are Resis Ingenieria, S.A. (Argentina) and ISCH Ltd. (Liechtenstein).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -- The financial statements are presented on a consolidated basis and include the accounts of the Company and its subsidiaries. IMPSAT Argentina has been consolidated on the basis of its period end, August
31. All significant intercompany transactions and balances have been eliminated.

Interim Financial Information -- The unaudited consolidated statements as of September 30, 1997 and for the nine months ended September 30, 1996 and 1997 have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the nine months period ended September 30, 1996 and 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

Revenue Recognition -- The Company provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the number of microsystem installations. The fees stipulated in the contracts are denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total revenue from services for the nine months ended September 30, 1996 and 1997.

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

                                 DECEMBER 31,  SEPTEMBER 30,
                                   1996          1997
                                 ------------  ------------

IMPSAT Colombia                      3,020         3,020
IMPSAT Ecuador                         287           287
IMPSAT Mexico                          293           293
IMPSAT USA                             147           147
                                    ------        ------
   Total costs capitalized           3,747         3,747
Less : accumulated amortization    (1,334)       (1,641)


                                    ------        ------
Unamortized balance                  2,413         2,106
                                    ------        ------

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

Fair Value of Financial Instruments -- The Company's financial instruments include receivables, payables, short and long-term debt. The fair value of such financial instruments have been determined using available market information and interest rates as of September 30, 1997.

At September 30, 1997, the fair value of the 12-1/8% Senior Guaranteed Notes due 2003 was approximately $138,000 compared to the carrying value of $125,000. The fair value of all other financial instruments were not materially different from their carrying value.

Reclassifications -- Certain amounts in the period for the three and nine months ended September 30, 1996 consolidated financial statements have been reclassified to conform with the three and nine months ended September 30, 1997 presentation.

3.  TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, are summarized as follows:

                                          DECEMBER 31,      SEPTEMBER 30,
                                             1996              1997
                                        -------------      --------------

IMPSAT Argentina                           $  17.973        $  21.660
IMPSAT Colombia                                5.846            7.335
IMPSAT Venezuela                               1.331            1.987
IMPSAT USA                                                      1.107
Others                                           637            1.153
                                           ---------        ---------
    Total                                     25.787           33.242
Less: allowance for doubtful accounts        (2.818)          (4.424)
                                           ---------        ---------
Trade accounts receivable, net             $  22.969        $  28.818
                                           =========        =========

The Company's subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers' financial history is analyzed.

The activity for the allowance for doubtful accounts is as follows:

                                                DECEMBER 31,      SEPTEMBER 30,
                                                   1996               1997
                                                ------------      -------------

Beginning balance                                 $ 1,130             $  2,818
Provision for doubtful accounts                     1,688                1,681
Write-offs                                                                (75)
                                                  -------             --------
Ending balance                                    $ 2,818             $  4,424
                                                  =======             ========

4.  OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income and other miscellaneous amounts due to the Company and its operating subsidiaries as follows at:

                                            DECEMBER 31,          SEPTEMBER 30,
                                                1996                  1997
                                        ------------------       --------------

       IMPSAT Argentina                     $       4,291         $      5,472
       IMPSAT Colombia                              3,696                3,597
       IMPSAT Venezuela                             2,224                1,072
       RESIS Ingenieria                             1,277                3,334
       Others                                         884                1,828
                                        -----------------        -------------
              Total                         $      12,372          $    15,303
                                        =================        =============

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

                                               DECEMBER 31,             SEPTEMBER 30,
                                                   1996                     1997
                                            -------------------        ---------------

 Land                                            $         1,478        $       1,478
 Building and improvements                                22,604               23,060
 Operating communications equipment                      258,593              297,614
 Furniture, fixtures and other equipment                  11,311               10,912
                                            --------------------       --------------
     Total                                               293,986              333,064
                                            --------------------       --------------
 Less: accumulated depreciation                         (73,046)             (92,487)
                                            --------------------       --------------
     Total                                               220,940              240,577
                                            --------------------       --------------
 Deposit on purchase of equipment and
  in transit                                               6,146                7,399
                                            --------------------       --------------
 Property, plant and equipment, net                $     227,086        $     247,976
                                            ====================       ==============


The recap of accumulated depreciation is as follows:

                                               DECEMBER 31,         SEPTEMBER 30,
                                                  1996                 1997
                                            ----------------    ------------------

      Beginning balance                         $    47,155         $      73,046
      Depreciation expense                           25,913                20,603
      Retirements and disposals                        (22)               (1,162)
                                            ----------------    ------------------
      Ending balance                            $    73,046         $      92,487
                                            ================    ==================

6.  SHORT-TERM DEBT

The Company's short-term debt is detailed as follows:

                                                                   DECEMBER 31,              SEPTEMBER 30,
                                                                       1996                      1997
                                                                   ------------             --------------

      Commercial paper (9% to 11%)                                 $    20,000                 $   25,000
      Short-term credit facilities, denominated in
          US dollars; interest rates ranging from
          7% to 15%;
            IMPSAT Argentina                                               327                     16,203
            IMPSAT Colombia                                              3,345                      2,082
            IMPSAT Venezuela                                             1,400                      1,160
            IMPSAT Ecuador                                                  53                      1,095
      Short-term credit facilities, denominated in
          local currencies; local interest rates;
            IMPSAT Colombia (27%)                                        5,700
            IMPSAT Venezuela (28%-32%)                                   1,027                      1,220
                                                            -------------------             --------------
      Total short-term debt                                             31,852                 $   46,760
                                                            ===================             ==============

The Company has historically refinanced these short-term credit facilities on an annual basis.

7.  LONG-TERM DEBT

The Company's long-term debt is detailed as follows:

                                                                          DECEMBER 31,              SEPTEMBER 30,
                                                                              1996                    1997
                                                                          -------------             -------------
      12-1/8% Senior Guaranteed Notes due 2003                               $ 125,000               $ 125,000
      Term notes payable:
         IMPSAT Colombia; with maturities through 2002
         collateralized by equipment with a carrying value of
         approximately $14,000 and
         the assignment of customer contracts totaling approximately
          $12,000 denominated in:
                    U.S. dollars (interest rates 8% - 13.30%)                   25,234                  23,741
                    Local currency (33%)                                         1,551                   8,730
         IMPSAT Argentina (6.56% - 8%), maturing semiannually through
            2001, collateralized by certain assets                               4,374                   3,123
         IMPSAT Venezuela (10.5%), maturing through 2001                         5,922                   5,500
      Eximbank notes payable (6.56%), maturing
         semiannually through 1999                                               5,081                   4,234
                                                                             ---------                --------
                 Total long-term debt                                          167,162                 170,328
      Less: current portion                                                   (11,022)                   9,758
                                                                             ---------                --------
      Long-term debt, net                                                    $ 156,140                $160,570
                                                                             =========                ========


The Senior Guaranteed Notes and some of the term notes payable for IMPSAT Colombia and IMPSAT Venezuela contain certain covenants requiring certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

8.  INCOME TAXES

For the nine months ended September 30, 1996 and 1997, the provision for income taxes, all of which are for foreign taxes, consist of a current provision of $214 and $889, respectively, and a deferred provision of $2,281 and $3,213, respectively. The foreign statutory tax rates range from 20% to 35% depending on the particular country. There is no provision or benefit for U.S. income taxes, as the Company has net operating loss carryforwards. Deferred taxes result from temporary differences in the capitalization policies of preoperating costs and net operating loss carryforwards.

9.  COMMITMENTS AND CONTINGENCIES

The Company leases satellite capacity with annual rental commitments of approximately $13,100. In addition, the Company has commitments to purchase communications equipment amounting to approximately $11,200 and was obligated under letter of credits amounting to approximately $433 at September 30, 1997.

The Company is a third party guarantor of up to 75% of a $6,000 credit facility provided to IMPSAT Venezuela by a regional development fund. At September 30, 1997, the balance outstanding on this credit facility amounted to approximately $5,500.

During May, 1997, the Company and one of its subsidiary entered into a three party arrangement with a financial institution whereby $60 million was borrowed by the subsidiary and concurrently a like amount Certificate of Deposit was placed at the financial institution by the Company. The arrangements establish a right of setoff and, accordingly, the amounts have been netted for purposes of the consolidated financial statement presentation. The arrangements expire in May 1999.

In the normal course of business, the Company faces challenges to its various licenses and rights to operate on an exclusive basis. The Company vigorously defends such challenges; however, there can be no assurance that the Company will ultimately prevail.

In November 1996, IMPSAT Argentina filed suit against one of its customers, ENCOTESA for amounts due and arising under IMPSAT Argentina's contracts with ENCOTESA, the Argentine national postal service. On December 27, 1996, ENCOTESA filed its reply to IMPSAT Argentina's claim. The court has not yet ruled upon IMPSAT Argentina's claim against ENCOTESA. In September 1997, ENCOTESA was privatized and emerged as Correo Argentina S.A. In connection therewith, the claim by IMPSAT Argentina remained with ENCOTESA and the operating contract was transferred to Correo Argentina. Based on these developments, the Company has reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value as determined by the Company's management based on the advice of local legal counsel. The operating contract is currently being negotiated between IMPSAT Argentina and Correo Argentina. The Company will continue to assess the effect that the ENCOTESA receivables situation and its contract negotiation with Correo Argentina will have on its results of operations, liquidity or capital resources.

The following is the activity relating to the ENCOTESA's net trade account receivables for the nine months ended September 30, 1997:

                                                                                                             NET TRADE
                                                         TRADE ACCOUNT           ALLOWANCE FOR                ACCOUNTS
                                                          RECEIVABLES           DOUBTFUL ACCOUNT            RECEIVABLES
                                                        --------------          ----------------           -------------

BALANCE AT DECEMBER 31, 1996                            $       5,925           $       (782)                $    5,143
Total invoices (provision) for the period                       2,537                 (2,537)                   -

                                                        -------------           -------------                ----------
BALANCE AT SEPTEMBER 30, 1997                           $       8,462           $     (3,319)                $    5,143
                                                        =============           =============                ==========

                                    ******

IMPSAT S.A.
BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)

-------------------------------------------------------------------------------


                                                                                       August 31,
                                                      November 30,                        1997
                                                           1996                        (Audited)
ASSETS                                               -----------------------         --------------
CURRENT ASSETS:
 Cash and cash equivalents                                      $       1,882         $        9,228
 Trade accounts receivable, net                                        15,246                 17,448
 Receivables from affiliated companies                                    429                    503
 Other receivables                                                      4,290                  5,472
 Prepaid expenses                                                       1,833                  2,376
                                                     -------------------------       ----------------
  Total current assets                                                 23,680                 35,027
                                                     -------------------------       ----------------

PROPERTY, PLANT AND EQUIPMENT, NET                                    143,430                147,588
                                                     -------------------------       ----------------

NON-CURRENT ASSETS:
 Trade accounts receivable, net                                         5,143                  5,143
 Other non-current assets                                               1,986                  4,303
                                                     -------------------------       ----------------
  Total non-current assets                                              7,129                  9,446
                                                     -------------------------       ----------------

TOTAL                                                             $   174,239            $   192,061
                                                     =========================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payables - trade                                        $    12,311            $    18,646
 Short-term debt                                                       20,327                 41,203
 Advances from affiliated companies                                     2,125
 Current portion of long-term debt                                      5,185                  2,893
 Accrued liabilities                                                    2,210                  2,447
 Deferred income taxes                                                    742                  3,498
 Other liabilities                                                      2,138                  4,130
                                                     -------------------------       ----------------
  Total current liabilities                                            45,038                 72,817
                                                     -------------------------       ----------------

LONG-TERM DEBT, NET                                                     4,270                 64,464
                                                     -------------------------       ----------------

OTHER LONG-TERM LIABILITIES                                             3,755                  1,806
                                                     -------------------------       ----------------

ADVANCES FROM PARENT COMPANY, LONG-TERM                                69,719
                                                     -------------------------       ----------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

 Common Stock; 5,123 shares authorized,
  issued, and outstanding                                                   3                      3
 Paid-in capital                                                       26,191                 26,191
 Retained earnings                                                     25,263                 26,780
                                                     -------------------------       ----------------
  Total stockholders' equity                                           51,457                 52,974
                                                     -------------------------       ----------------

TOTAL                                                             $   174,239            $   192,061
                                                     =========================       ================

See notes to financial statements

IMPSAT S.A.
STATEMENTS OF INCOME
(IN THOUSANDS OF U.S. DOLLARS)

-------------------------------------------------------------------------------


                                       Three Months Ended       Three Months Ended     Nine Months Ended   Nine Months Ended
                                           August 31,              August 31,              August 31,          August 31,
                                              1996                    1997                    1996                1997
                                          (Unaudited)                                     (Unaudited)
                                       ----------------------- ----------------------- ------------------ ------------------

NET REVENUES FROM SERVICES               $ 21,389                $ 22,688                $ 62,939              $ 66,027

COSTS AND EXPENSES:
   Variable cost of services                3,530                   4,789                  10,592                11,768
   Satellite capacity cost                  2,401                   2,384                   7,272                 7,037
   Salaries, wages and benefits             3,545                   3,134                   9,768                 9,162
   Selling, general and administrative      2,104                   3,487                   7,800                10,853
   Depreciation and amortization            4,764                   4,533                  13,896                13,156
                                         --------                --------                --------              --------
      Total cost and expenses              16,344                  18,327                  49,328                51,976
                                         --------                --------                --------              --------

     Operating income                       5,045                   4,361                  13,611                14,051
                                         --------                --------                --------              --------

OTHER INCOME (EXPENSES)
   Interest expense, net                  (3,684)                 (3,199)                 (9,173)               (9,787)
   Other income, net                          244                      66                     563                     9
                                         --------                --------                --------              --------
     Total other expenses                 (3,440)                 (3,133)                 (8,610)               (9,778)
                                         --------                --------                --------              --------

INCOME BEFORE INCOME TAXES
   AND MINORITY INTEREST                    1,605                   1,228                   5,001                 4,273

PROVISION FOR INCOME TAX                    (623)                   (810)                 (1,984)               (2,756)
                                         --------                --------                --------              --------

INCOME BEFORE MINORITY
   INTEREST                                   982                     418                   3,017                 1,517

INCOME ATTRIBUTABLE TO
   MINORITY INTEREST                            3                                              14
                                         --------                --------                --------              --------

NET INCOME                               $    985                $    418                $  3,031              $  1,517
                                         ========                ========                ========              ========

See notes to financial statements

IMPSAT S.A.
STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF U.S. DOLLARS)

-------------------------------------------------------------------------------

                                           Common Stockholders'
                                           -------------------
                                            Common               Retained
                                            Stock    Capital     Earnings         Total
                                           --------  -------     ----------    ----------
BALANCE AT NOVEMBER 30, 1996                $    3   $26,191     $25,263       (*)$51,457
  Net income for the nine months ended
  (Unaudited)                                                      1,517            1,517

                                           -------   -------     -------          -------
BALANCE AT AUGUST 31, 1997                  $    3   $26,191     $26,780          $52,974
                                           =======   =======     =======          =======

(*) Includes an appropriation of retained earnings in IMPSAT Argentina amounting to $1,254 in 1996 to comply with legal reserve requirements in Argentina.

See notes to financial statements.

IMPSAT S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)

--------------------------------------------------------------------------------

                                                        Nine Months Ended            Nine Months Ended
                                                           August 31,                    August 31,
                                                              1996                          1997
                                                           (Unaudited)                  (Unaudited)
                                                        ------------------           ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                  $  3,031                    $  1,517
 Adjustment to reconcile net income to net cash
   provided by operating activities:
    Amortization and depreciation                              13,896                      13,156
    Deferred income tax provision                               1,984                       2,756
    Minority interest                                            (14)
    Changes in assets and liabilities:
      Increase in trade accounts receivable, net              (1,508)                     (2,202)
      Decrease (increase) in prepaid expenses                     275                       (543)
      Increase in other receivable assets
        and other non-current assets                            (641)                     (3,574)
      (Decrease) increase in accounts payable trade           (6,635)                         739
      (Decrease) increase accrued and other liabilities       (2,042)                         104
      Decrease in other long-term liabilities                 (1,981)                     (1,949)
                                                             --------                    --------
 Net cash provided by operating activities                      6,365                      10,004
                                                             --------                    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment               (16,483)                    (11,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments of) from short-term debt         (8,188)                      20,876
    Increase (decrease) in advances from/to affiliates         63,091                    (69,719)
    Repayments of long - term debt                            (2,602)                     (5,195)
    Proceeds from long - term debt                                881                      63,098
                                                             --------                    --------
 Net cash provided by financing activities                     53,182                       9,060
                                                             --------                    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      43,064                       7,346

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                           1,160                       1,882
                                                             --------                    --------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                                      44,224                       9,228
                                                             ========                    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                            $  6,906                    $  9,700
                                                             ========                    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING ACTIVITIES:
    Equipment in transit                                     $    632                    $  2,233
                                                             ========                    ========


See notes to financial statements

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS (IN THOUSANDS OF U. S. DOLLARS)
------------------------------------------------------------------------------

1.  BACKGROUND

    IMPSAT S.A. provides and operates private networks of integrated data and voice telecommunications systems in Argentina. IMPSAT S.A.'s principal line of business comprises the provision of data transmission services for large national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links and leased satellite capacity. During June 1997, IMPSAT S.A. became a 94.5% owned subsidiary of IMPSAT Corporation, a Delaware holding company (the "Parent Company").

    On November 18, 1996, IMPSAT S.A. and its subsidiaries, Teledatos S.A. and Satelnet S.A., merged and the subsidiaries ceased operations. The merger was ratified by the shareholders of IMPSAT S.A. on January 20, 1997. The financial statements recognize the effect of the merger.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    INTERIM FINANCIAL INFORMATION - The unaudited statements as of August 31, 1997 and for the nine months ended August 31, 1996 and 1997 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the nine months period ended August 31, 1996 and 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

    REVENUE RECOGNITION -- IMPSAT S.A. provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the number of microsystem installations. The fees stipulated in the contracts are denominated in U.S. dollars. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. For the nine months ended August 31, 1997, no single customer accounted for greater than 10% of total revenue from services and for the nine months ended August 31, 1996, IMPSAT Argentina had one customer that represented approximately 10% of revenue for services.

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

    FOREIGN CURRENCIES TRANSLATION -- IMPSAT S.A. uses the U.S. dollar as its functional currency. Accordingly, IMPSAT S.A.'s financial statements were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the functional currency are included as net gain on foreign exchange.

    FAIR VALUE OF FINANCIAL INSTRUMENTS -- IMPSAT S.A.'s financial instruments include receivables, payables, short and long-term debt. The fair value of such financial instruments have been determined based on market interest rates as of August 31, 1997. The fair values were not materially different than their carrying (or contract) values.

3.  TRADE ACCOUNTS RECEIVABLE

    The detail of trade accounts receivable is the following:

                                             NOVEMBER 30,        AUGUST 31,
                                                 1996               1997
                                            --------------     ---------------
                                                                  (UNAUDITED)

Trade accounts receivable                      $ 17,963            $ 21,659
Less: allowance for doubtful accounts           (2,717)             (4,211)
                                            --------------     ---------------
Trade accounts receivable, net                 $ 15,246            $ 17,448
                                            ==============     ===============

    IMPSAT S.A. provides trade credit to its customers in the normal course of business. Prior to extending credit, the customers' financial history is analyzed.

      The activity for the allowance for doubtful account is as follows:

                                   NOVEMBER 30,            AUGUST 31,
                                     1996                   1997
                                   ------------          ------------
                                                         (UNAUDITED)

Beginning balance                    $ 1,110              $ 2,717
Provision for doubtful accounts        1,607                1,569
Net write-off                                                (75)
                                     -------              -------
Ending balance                       $ 2,717              $ 4,211
                                     =======              =======

4.  OTHER RECEIVABLES

    Other receivables consist primarily of refunds or credits pending from local government for taxes other than income and other miscellaneous amounts due to IMPSAT S.A.

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of:

                                                                       NOVEMBER 30,                    AUGUST 31,
                                                                           1996                           1997
                                                                    ---------------------        ------------------------
                                                                                                      (UNAUDITED)

     Building installations and improvements                                   $   15,962                       $  15,992
     Operating communications equipment                                           175,199                         192,672
     Furniture, fixtures and other equipment                                        7,836                           6,540
                                                                    ------------------------     -------------------------
              Total                                                               198,997                         215,204
     Less: accumulated depreciation                                              (59,245)                        (71,262)
                                                                    ------------------------     -------------------------
              Total                                                               139,752                         143,942
     Deposit on purchase of equipment and in transit                                3,678                           3,646
                                                                    ------------------------     -------------------------
     Property, plant and equipment, net                                        $  143,430                       $ 147,588
                                                                    ========================     =========================

      The recap of accumulated depreciation is as follows:

                                                                                  NOVEMBER 30,               AUGUST 31,
                                                                                     1996                      1997
                                                                              ---------------------      -------------------
                                                                                                            (UNAUDITED)

     Beginning balance                                                                  $ 40,477                   $ 59,245
     Depreciation expense                                                                 18,786                     13,156
     Retirements and Disposals                                                              (18)                    (1,139)
                                                                              ---------------------      -------------------
     Ending balance                                                                     $ 59,245                   $ 71,262
                                                                              =====================      ===================

6.  SHORT-TERM DEBT

    IMPSAT S.A.'s short-term debt is detailed as follows:


                                                   NOVEMBER 30,     AUGUST 31,
                                                       1996           1997
                                                   ------------   ------------
                                                                  (UNAUDITED)

Commercial paper (8% to 9%)                         $20,000        $25,000
Short-term credit facilities, denominated in
   U.S. dollars, 6.56% to 7.5%                          327         16,203
                                                    --------       -------
Total short-term debt                               $20,327        $41,203
                                                    =======        =======

    IMPSAT S.A. has historically refinanced its short-term credit facilities on an annual basis.

7.  LONG-TERM DEBT

    IMPSAT S.A.'s long-term debt is detailed as follows:


                                                                           NOVEMBER 30,                     AUGUST 31,
                                                                              1996                            1997
                                                                      -------------------------      ----------------------
                                                                                                           (UNAUDITED)
 Term notes payable 6.56% to 9% maturing semiannually
   through 2002, collateralized by certain assets
   (See Note 9)                                                                 $  4,374                           $ 63,123
 Eximbank notes payable (6.56%) maturing semiannually
     through 1999                                                                  5,081                              4,234
                                                                      ------------------------       -------------------------
 Total long-term debt                                                              9,455                             67,357
 Less: current portion                                                           (5,185)                            (2,893)
                                                                      ------------------------       -------------------------
 Long-term debt, net                                                            $  4,270                           $ 64,464
                                                                      ========================       =========================


8.  INCOME TAXES

    The provision for income taxes for the nine months ended August 31, 1997 consists of $2,756 in deferred taxes. The statutory tax rate in Argentina is 33%.

9.  COMMITMENTS AND CONTINGENCIES

    IMPSAT S.A. leases satellite capacity with annual rental commitments of approximately $9,000 through the year 2000. In addition, IMPSAT S.A. has commitments to purchase communications equipment amounting to approximately $9,500 at August 31, 1997.

    IMPSAT S.A. is guarantor on the $125,000,000, 12 1/8% Senior Guaranteed Notes Due 2003 issued on July 30, 1996 by the Parent Company.

    During May, 1997, the Parent Company and IMPSAT S.A. entered into a three party arrangement with a financial institution whereby $ 60 million was borrowed by IMPSAT S.A. and concurrently a like amount Certificate of Deposit was placed at the financial institution by the Parent Company. The arrangement expires in May 1999.

    In the normal course of business, IMPSAT S.A. faces challenges to its various licenses and rights to operate on an exclusive basis, which it vigorously defends. There can be no assurance it will ultimately prevail on these challenges.

    In November 1996, IMPSAT S.A. filed suit against one of its customers, ENCOTESA for amounts due and arising under IMPSAT S.A.'s contracts with ENCOTESA, the Argentine national postal service. On December 27, 1996, ENCOTESA filed its reply to IMPSAT S.A.'s claim. The court has not yet ruled upon IMPSAT S.A.'s claim against ENCOTESA. In September 1997, ENCOTESA was privatized and emerged as Correo Argentina S.A. In connection therewith, the claim by IMPSAT Argentina remained with ENCOTESA and the operating contract was transferred to Correo Argentina. Based on these developments, the IMPSAT S.A. has reclassified the trade account receivables form ENCOTESA to non-current assets at the estimated net realizable value as determined by the IMPSAT S.A.'s management based on the advice of local legal counsel. The operating contract is currently being negotiated between IMPSAT S.A. and Correo Argentina. IMPSAT S.A. will continue to assess the effect that the ENCOTESA receivables situation and its contract negotiations with Correo Argentina will have on its results of operations, liquidity or capital resources.

                                            -------------------------------  ---------------------------------------
                                              TRADE ACCOUNT           ALLOWANCE FOR             NET TRADE ACCOUNT
                                              RECEIVABLES             DOUBTFUL ACCOUNT            RECEIVABLES
                                            ----------------------------------------------------------------------


BALANCE AT NOVEMBER 30, 1996                      $5,925                 $  (782)                $5,143

Total invoices (provision) for the period         $2,537                 $(2,537)
                                                  ------                 -------                 ------
BALANCE AT AUGUST 31, 1997                        $8,462                 $(3,319)                $5,143
                                                  ======                 =======                 ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the Company's results of operations for the periods presented as a percentage of revenues:

                                                       THREE MONTHS ENDED                         NINE MONTHS ENDED
                                              -----------------------------------         ---------------------------------
                                           September 30, 1996      September 30, 1997   September  30, 1996    September 30, 1997
                                           ------------------     -------------------   -------------------   --------------------
Revenue................................    $ 32,512    100.0%      $ 41,514    100.0%    $ 93,393    100.0%   $ 116,574     100.0%
Variable Costs of services.............       5,351     16.5          8,705     21.0       16,110     17.2       20,281      17.4
Salaries, wages and benefits...........       7,617     23.4          7,675     18.5       19,834     21.2       21,071      18.1
Satellite capacity cost................       3,644     11.2          4,810     11.6       10,501     11.2       13,603      11.7
Selling, general and
 administrative expenses...............       3,811     11.7          8,002     19.3       14,565     15.6       22,503      19.3
Depreciation and Amortization..........       6,669     20.5          7,227     17.4       19,193     20.6       20,911      17.9
Interest expenses, net.................       7,168     22.0          6,418     15.5       16,849     18.0       18,472      15.9
Net gain (loss) on
 foreign exchange......................       (343)     -1.1          (142)     -0.3        1,166      1.2        (247)      -0.2
Provision for income taxes.............         712      2.2          1,333      3.2        2,495      2.7        4,102       3.5
Net loss...............................     (2,375)     -7.3        (2,831)     -6.8      (5,378)     -5.8      (5,556)      -4.8

          Revenue. Revenues for the three and nine months ended September 30, 1997 totaled $41.5 million and $116.6 million, respectively. This represents an increase of $9.0 million (or 27.7%) and $23.2 million (or 24.8%), respectively, from revenues for the three and nine months ended September 30, 1996.

          Revenues at IMPSAT Argentina for the three and nine months ended August 31, 1997 totaled $22.7 million and $66.0 million, respectively. This represents an increase of $1.4 million (or 6.1%) and $3.1 million (or 4.9%), respectively, from IMPSAT Argentina's revenues for the three and nine months ended August 31, 1996. IMPSAT Colombia's revenues for the three and nine months ended September 30, 1997 totaled $12.3 million and $36.1 million, respectively. This represents an increase of $3.4 million (or 37.7%) and $11.1 million (or 44.3%), respectively, from IMPSAT Colombia's revenues for the three and nine months ended September 30, 1996. IMPSAT Venezuela's revenues for the three and nine months ended September 30, 1997 totaled $2.3 million and $6.2 million, respectively, representing an increase of $1.2 million (or 100.3%) and $3.1 million (or 100.6%), respectively, from IMPSAT Venezuela's revenues for the three and six months ended September 30, 1996. In addition, the revenues at IMPSAT Ecuador ($1.5 million and $3.9 million for the three and six months ended September 30, 1997, respectively) and IMPSAT USA ($2.1 million and $3.4 million for the three and six months ended September 30, 1997, respectively) increased as the Company's operations in those countries continue to grow.

          As part of their respective gross revenues, IMPSAT Argentina and IMPSAT USA recorded revenues of $1.0 million and $0.9 million, respectively, in the first nine months of 1997 as a result of certain "one time" equipment sales.

          The number of customers at IMPSAT Argentina as of August 31, 1997 totaled 432. This represents an increase of 25 and 74 customers, respectively, for the three and nine months ended August 31, 1997, compared with an increase of 0 and 44 customers, respectively, for the corresponding periods in 1996. IMPSAT Argentina had a net total of 2,376 VSAT microstations and 415 Dataplus earth stations installed as of August 31, 1997. Such installations include 137 VSAT microstations installed for new and existing customers and 7 Dataplus earth stations withdrawn from service during the three-month period ended August 31, 1997 (compared to 16 VSAT microstations and 18 Dataplus earth stations installed for new and existing customers during the three-month period ended August 31,
1996). In the nine-month period ended August 31, 1997, IMPSAT Argentina installed a net total of 265 VSAT microstations and 17 Dataplus earth stations for new and existing customers (compared to a net total of 91 VSAT microstations and 39 Dataplus earth stations installed for new and existing customers during the nine-month period ended August 31, 1996).

          IMPSAT Colombia had 499 customers as of September 30, 1997. This represents an increase of 17 and 89 customers, respectively, for the three and nine months then ended. IMPSAT Colombia's customer base grew by 37 and 102, respectively, during the three and nine months ended September 30, 1996. During the three months ended September 30, 1997, IMPSAT Colombia withdrew a net total of 89 VSAT microstations from service and installed a net total of 18 Dataplus earth stations for new and existing customers. During the three months ended September 30, 1997, certain of IMPSAT Colombia's customers supplemented or replaced VSAT microstations with higher capacity Dataplus earth stations. IMPSAT Colombia withdrew a net total of 82 VSAT microstations from service and installed a net total of 101 Dataplus earth stations for new and existing customers during the nine months ended September 30, 1997. In comparison, IMPSAT Colombia installed a net total of 49 VSAT microstations and 34 Dataplus earth stations and a net total of 252 VSAT microstations and 88 Dataplus earth stations, respectively, during the three and nine months ended September 30, 1996.

          IMPSAT Venezuela had 97 customers as of September 30, 1997. This represents an increase of 5 and 21 customers, respectively, for the three and nine months ended September 30, 1997. IMPSAT Venezuela withdrew a net total of 25 VSAT microstations from service and installed a net total of no Dataplus earth stations during the three months ended September 30, 1997 compared to a net total of 72 VSAT microstations and 22 Dataplus earth stations installed during the three months ended September 30, 1996. IMPSAT Venezuela installed a net total of 6 VSAT microstations and 15 Dataplus earth stations for new and existing customers during the nine months ended September 30, 1997 compared to a net total of 56 VSAT microstations and 30 Dataplus earth stations installed for new and existing customers during the nine months ended September 30, 1996. The reduction in IMPSAT Venezuela's net installations of equipment during the first three quarters of 1997, compared to the corresponding period in the prior year, is primarily attributable to the removal of redundant backup equipment from customer sites.

          Variable Cost of Services. The Company's variable cost of services for the three and nine months ended September 30, 1997 totaled $8.7 million and $20.3 million, respectively, an increase of $3.3 million (or 61.1%) and $4.2 million (or 26.1%), from the Company's variable cost of services for the three and nine months ended September 30, 1996. Of total variable cost of services for the three and nine months ending September 30, 1997, $4.8 million and $11.8 million, respectively, related to the operations of IMPSAT Argentina and $1.6 million and $5.1 million, respectively, related to the operations of IMPSAT Colombia. This compares to variable cost of services of $3.5 million and $10.6 million, respectively, at IMPSAT Argentina and $1.3 million and $3.7 million, respectively, at IMPSAT Colombia, for the three and nine months ended September 30, 1996.

          The principal items comprising total variable cost of services are maintenance and installation and de-installation costs, taxes on sales and sales commissions paid to third party sales representatives.

          Maintenance costs for the Company totaled $3.4 million and $7.8 million, respectively, during the three and nine months ended September 30, 1997. This represents an increase of $1.3 million and $3.0 million, respectively, over maintenance costs incurred by the Company for the three and nine months ended September 30, 1996. Maintenance costs for IMPSAT Argentina for the three and nine months ended August 31, 1997 amounted to $1.0 million and $3.5 million, respectively. This represents a decrease of $0.2 million and an increase of $0.8 million, respectively, over IMPSAT Argentina's maintenance costs during the three and nine months ended August 31, 1996. In Colombia, maintenance costs totaled $0.7 million and $2.9 million, respectively, during the three and nine months ended September 30, 1997. IMPSAT Colombia's maintenance costs for the three and nine months ended September 30, 1997, a decrease of $2.1 million and an increase of $0.9 million, respectively, compared to IMPSAT Colombia's maintenance costs during the corresponding periods in 1996. The increase in maintenance costs of the Company during the first nine months of 1997 compared to the corresponding period in 1996 is primarily attributable to the increased level and amount of the Company's telecommunications infrastructure in service as the Company's operations have grown and expanded over time.

          Installation costs totaled $1.0 million and $3.3 million, respectively, for the three and nine months ended September 30, 1997. In comparison, installation costs totaled $0.7 million and $2.7 million, respectively, for the three and nine months ended September 30, 1996. The Company installed a net total of 43 VSAT microstations and 15 Dataplus earth stations, respectively, and 211 VSAT microstations and 150 Dataplus earth stations, respectively, during the three and nine months ended September 30, 1997. In comparison, the Company installed a net total of 225 VSAT microstations and 79 Dataplus earth stations, respectively, and 470 VSAT microstations and 166 Dataplus earth stations, respectively, during the three and nine months ended September 30, 1996.

          Taxes on sales of the Company totaled $0.9 million and $1.5 million, for the three and nine months ended September 30, 1997, compared to $0.5 million and $1.0 million for the corresponding periods in 1996, respectively. As part of a reclassification of certain financial statement items, referred to in Note 2 to the Company's financial statements, taxes on sales of the Company were included in variable costs, whereas prior to such reclassification, such taxes on sales were included in selling, general and administrative expenses.

          Sales commissions paid to third party sales representatives totaled $1.5 million and $4.4 million, respectively, for the three and nine months ended September 30, 1997. In comparison, sales commissions paid to third party sales representatives totaled $2.6 million and $7.3 million, respectively, for the three and nine months ended September 30, 1996. The overwhelming amount of such sales commissions were paid to third-party sales representatives with respect to customers of IMPSAT Argentina. Sales commissions paid to third-party sales representatives in Argentina totaled $1.3 million and $3.9 million, respectively, for the three and nine months ended August 31, 1997, compared to $2.0 million and $6.5 million, respectively, for the three and nine months ended August 31, 1996. To date, the practice of utilizing third party sales representatives in connection with the generation and servicing of customer contracts has been employed predominantly by IMPSAT Argentina. The Company incurred lower sales commissions during the first nine months of 1997 primarily because of the renegotiation of certain of the agreements with third-party sales representatives for lower commissions. In addition to direct renegotiations of IMPSAT Argentina's contracts with third-party sales representatives, commissions were reduced as a result of the renegotiation of underlying contracts with customers, which served to reduce the sales bases underlying contractually due commissions. For example, the renegotiation and reduction of services provided by IMPSAT Argentina under its agreements to provide private telecommunications network services to Banco de la Nacion Argentina ("BNA"), in the second quarter of 1997, resulted in a reduction in the revenues from services provided to BNA by IMPSAT Argentina and a concomitant reduction in related sales commissions to the third party sales representatives contracted with respect to such agreements.

          In addition, the Company incurred costs of equipment sold of $1.9 million during the nine months ended September 30, 1997. The Company did not incur any costs of equipment sold for the corresponding period in 1996. The cost of equipment sold during the nine months ended September 30, 1997, primarily relates to revenues recorded by IMPSAT Argentina and IMPSAT USA during the third quarter of 1997 of $1.0 million and $0.9 million, respectively, as a result of certain "one time" equipment sales.

          Satellite Capacity Cost. The Company's satellite capacity costs for the three and nine months ended September 30, 1997 totaled $4.8 million and $13.6 million, respectively, an increase of $3.1 million and $1.2 million, respectively, over satellite capacity costs for the corresponding periods in 1996. The Company had approximately 261.6 MHz and 388.9 MHz of leased satellite capacity as of September 30, 1996 and 1997, respectively. The Company's costs for satellite capacity are directly related to the increase in the Company's customer and revenue bases. The increase in satellite capacity during the first nine months of 1997 consists primarily of amounts contractually scheduled to match anticipated growth in the total number of Dataplus earth stations to be installed by the Company over time which, because of their greater transmission capacity compared to VSATs, utilize larger amounts of satellite capacity. During the third quarter of 1997, IMPSAT Venezuela had 6.0 MHz of excess satellite capacity, 4.0 MHz of which it assigned to IMPSAT Colombia.

          Salaries, Wages and Benefits. Salaries, wages and benefits expense for the three and nine months ended September 30, 1997 totaled $7.7 million and $21.1 million, respectively, an increase of $1.2 million and $0.1 million, respectively, over the Company's expenses for salaries, wages and benefits during the corresponding periods in 1996. The Company increased salaries, wages and benefits of its personnel to match market rates and increases in cost of living. In addition, the appreciation of the Colombian peso against the U.S. dollar since the beginning of 1997 has resulted in an increase in U.S. dollar terms in salaries, wages and benefits paid to employees of IMPSAT Colombia during that period. The Company maintained a total of 668 employees as of September 30, 1997, compared to 642 employees as of September 30, 1996.

          Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the Company consist principally of publicity and promotion costs; provisions for doubtful accounts; fees and other remuneration; travel and entertainment; rent; and plant services, telephone and energy expenses.

          The Company incurred SG&A expenses of $8.0 million and $22.5 million for the three and nine months ended September 30, 1997, an increase of $4.2 million and $7.9 million, respectively (or 110.5% and 54.1%, respectively), from SG&A expenses incurred by the Company during the three and nine months ended September 30, 1996. The increase in SG&A expenses incurred by the Company during the nine months ended September 30, 1997, compared to the corresponding period in 1996, is primarily attributable to an increase in SG&A expenses incurred by IMPSAT Argentina and IMPSAT Colombia.

          SG&A expenses at IMPSAT Argentina for the three and nine months ended August 31, 1997 totaled $3.5 million and $10.9 million, respectively, an increase of $1.4 million and $3.1 million, respectively (or 66.7% and 39.7%, respectively), from SG&A expenses incurred by IMPSAT Argentina for the three and nine months ended August 31, 1996. The increase in SG&A expenses at IMPSAT Argentina in the first nine months of 1997 compared to the first nine months of 1996 is attributable primarily to the creation of a specific provision of $2.5 million relating to services invoiced to Empresa Nacional de Correos y Telegrafos S.A. ("ENCOTESA"), the recently privatized Argentine state postal agency, and legal fees incurred in connection with its legal proceeding commenced against ENCOTESA, described in Note 9 to IMPSAT Argentina's financial statements.

          SG&A expenses at IMPSAT Colombia for the three and nine months ended September 30, 1997 totaled $1.1 million and $4.7 million, a decrease of $0.3 million and an increase of $1.1 million, respectively (or -21.4% and 30.6%, respectively), from SG&A expenses incurred by IMPSAT Colombia for the three and nine months September 30, 1996. The increase in SG&A expenses at IMPSAT Colombia for the first nine months of 1997 is primarily attributable to the cost of additional telephone lines for Internet access services and expenses associated with the promotion of IMPSAT Colombia's services at commercial expositions and trade shows.

          SG&A expenses at IMPSAT Venezuela for the three and nine months ended September 30, 1997 totaled $0.7 million and $1.4 million, an increase of $0.5 million and $0.7 million, respectively (or 350.0% and 100.0%, respectively), from SG&A expenses incurred by IMPSAT Venezuela for the three and nine months September 30, 1996. The increase in SG&A expenses at IMPSAT Venezuela for the first nine months of 1997 is attributable to severance payments incurred due to termination of certain of IMPSAT Venezuela's management personnel and increased facilities rental expenses. IMPSAT Venezuela has recently taken steps to reduce and rationalize its SG&A expenses, including the termination of leases covering excess office and operational facilities. In April 1997, certain changes were made in the senior management levels at IMPSAT Venezuela, including the designation of Mr. Mariano Torre Gomez, previously President at IMPSAT Ecuador, as President of IMPSAT Venezuela. The new senior management at IMPSAT Venezuela has been reviewing the performance of IMPSAT Venezuela and is undertaking actions aimed at improving the overall profitability of IMPSAT Venezuela.

          In addition, the Company's provision for doubtful accounts, principally relating to IMPSAT Argentina, increased from $1.1 million and $1.7 million, respectively, for the three and nine months ended September 30, 1996, to $1.6 million and $1.7 million, respectively, for the three and nine months ended September 30, 1997. The Company has increased its allowance for doubtful accounts as a result of certain payment arrears experienced by a number of customers in Argentina. The Company's current policy is to reserve 30% for accounts receivable in excess of 180 days but less than one year, and 100% for all accounts receivable in excess of 360 days. As a percentage of total revenues, the Company's provision for doubtful accounts has decreased from 5.2% of total revenues as of the first nine months of 1996 to 3.5% of total revenues as of the first nine months of 1997. The Company believes that its reserve for doubtful accounts is adequate.

          Finally, the increase in SG&A expenses incurred by the Company during the nine months ended September 30, 1997, compared to the corresponding period in 1996, is also attributable to legal and tax advice and other fees and expenses of $3.9 million incurred by the Company during the first nine months of 1997. This represents an increase of $2.2 million (or 129.4%) over such expenses incurred during the first nine months of 1996. Such expenses were incurred during the first nine months of 1997, primarily in connection with the Company's currently suspended plans for a public equity offering as well as the conduct of preliminary feasibility assessments of a proposed expansion of the Company's operations into Brazil.

          Depreciation and Amortization. The Company's depreciation and amortization for the three and nine months ended September 30, 1997 totaled $7.2 million and $20.9 million, respectively, representing an increase of $0.5 million (or 7.5%), compared to depreciation and amortization for the three months ended September 30, 1996 and an increase of $1.7 million (or 8.1%) compared to depreciation and amortization for the nine months ended September 30, 1996. Depreciation and amortization for IMPSAT Argentina for the three and nine months ended August 31, 1997, totaled $4.5 million and $13.2 million, respectively, a decrease of $0.3 million (or 6.3%) and $0.7 million (or 5.0%), respectively, compared to the three and nine months ended August 31, 1996.

          Interest Expense, Net. The Company's net interest expense for three and nine months ended September 30, 1997 totaled $6.4 million and $18.5 million, respectively, comprising interest expense of $6.9 million and interest income of $0.5 million for the three months ended September 30, 1997 and interest expense of $19.4 million and interest income of $0.9 million for the nine months ended September 30, 1997. Net interest expense decreased $0.8 million (or 11.1%) and increased $1.6 million (or 9.5%), respectively, from net interest expense for the three and nine months ended September 30, 1996. IMPSAT Argentina's net interest expense for the three and nine months ended August 31, 1997 (before eliminating intercompany items) totaled $3.2 million and $9.8 million, respectively ($1.0 million and $2.2 million, respectively, after eliminating intercompany items). Net interest expense at IMPSAT Colombia for the three and nine months ended September 30, 1997 (before eliminating intercompany items) totaled $2.0 million and $4.9 million, respectively ($1.4 million and $3.5 million, respectively, after eliminating intercompany items).

          The decrease in net interest expense for the first nine months of 1997 reflects primarily reduced indebtedness of the Company, which decreased from $248.6 million as of September 30, 1996 to $217.1 million as of September 30, 1997. During the period between the issuance on July 30, 1996 of the Company's 12 1/8% Senior Guaranteed Notes due 2003 (the "Senior Notes") and the maturity dates for the indebtedness refinanced with the proceeds of the Senior Notes, the Company held a higher level of indebtedness than was planned and accordingly incurred additional interest expense on the existing indebtedness as well as on the Senior Notes which additional interest expense was offset only partially by the receipt of interest income on the Company's cash balances being held pending repayment.

          As of August 31, 1997, total outstanding indebtedness at IMPSAT Argentina (before eliminating intercompany items) equaled $108.6 million, compared to $101.6 million as of November 30, 1996. Total outstanding indebtedness at IMPSAT Colombia as of September 30, 1997 (before eliminating intercompany items) equaled $47.6 million, compared to $45.1 million as of September 30, 1996. In addition, the average interest rate on the Company's indebtedness for the nine months ended September 30, 1997 was 12.4%, compared to an average interest rate of 14.4% for the nine months ended September 30, 1996.

          Provision for Income Taxes. The Company recorded a provision for foreign income taxes for the three and nine months ended September 30, 1997 of $1.3 million and $4.1 million, respectively, compared to $0.7 million and $2.5 million, respectively, for the corresponding periods in 1996. The Company is currently provisioning for accrued income taxes on its net income in Argentina because IMPSAT Argentina exhausted its available net operating loss carryforwards in 1996. IMPSAT Argentina's net income is taxable at a flat income tax rate of 33%. IMPSAT Colombia recorded a provision for foreign income taxes for the three and nine months ended September 30, 1997 of $0.5 million and $1.3 million, respectively, compared to $1.0 million and $0.5 million, respectively, for the corresponding periods in 1996.

          Net Loss. For the three and nine months ended September 30, 1997, the Company incurred a net loss of $2.8 million and $5.6 million, respectively, an increase of $0.4 million (or 16.7%) and $0.2 million (or 3.7%), respectively, compared to the Company's net loss for the three and nine months ended September 30, 1996. The Company's net loss for the nine months ended September 30, 1997 is primarily related to losses incurred by the Company's operations in Venezuela (a net loss of $3.6 million); Mexico (a net loss of $1.5 million); as well as management services provided, and overhead expenses incurred, by IMPSAT Corporation of $4.8 million for the nine months ended September 30, 1997. For the three and nine months ended September 30, 1997, IMPSAT Argentina recorded net income of $0.4 million and $1.5 million, respectively, a decrease of $0.6 million and $1.5 million, respectively, compared to IMPSAT Argentina's net income for the three and nine months ended September 30, 1996. IMPSAT Colombia recorded net income of $2.8 million and $6.8 million, respectively, for the three and nine months ended September 30, 1997, an increase of $2.4 million and $5.2 million, respectively, compared to IMPSAT Colombia's net income for the three and nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

          As set forth in its consolidated statements of cash flow, in the nine months ended September 30, 1997, the Company generated $8.5 million in net cash flow from operating activities, compared with $2.6 million for the nine months ended September 30, 1996. The increase in net cash flow from operating activities for the first nine months of 1997 compared to the corresponding period in 1996 was primarily attributable to an increase in trade payables of $2.5 million in the first nine months of 1997 versus a decrease of $10.8 million in the first nine months of 1996. The increase in trade payables during the first nine months of 1997 reflects an improvement in the terms of trade payable financing made available to the Company during such period. Financing activities provided $20.0 million in net cash flow for the nine months ended September 30, 1997, a decrease of $96.1 million from cash flow provided by financing activities (including the proceeds of the offering of the Senior Notes) for the nine months ended September 30, 1996. The Company's net outstanding indebtedness increased by $18.5 million during the nine months ended September 30, 1997 compared to an increase of $132.8 million for the corresponding period in 1996. During such period, the Company used $37.0 million in net cash flow for investing activities, compared to $31.1 million for the nine months ended September 30, 1996. The Company had a cash balance of $20.5 million as of September 30, 1997.

          The Company intends to meet its future capital requirements from cash flow from operations, from additional lines of credit and from future private or public offerings of securities of the Company and/or any of its subsidiaries. The Company anticipates that it will require approximately $15 million of new capital during 1997. As of August 31, 1997 IMPSAT Argentina had outstanding $25.0 million of commercial paper issued under its $25.0 million Global Commercial Paper Program, with maturities of up to 270 days and anticipates being able to access the Euro commercial paper market as its outstanding commercial paper comes due. IMPSAT Argentina is currently negotiating a new global commercial paper program of up to $50 million. There can be no assurance, however, that IMPSAT Argentina will be successful in the placement of such commercial paper.

          The Company anticipates accessing additional lines of credit from financial institutions in the countries in which it operates. In addition, the Company's budget anticipates the use of financial and commercial leasing facilities for the provision of equipment, and the Company is in the stage of preliminary negotiations with several U.S.-based commercial lenders for such facilities. There can be no assurance that any such financings will be consummated.

RECENT DEVELOPMENTS

          In September 1997, ENCOTESA was privatized and replaced by Correo Argentina S.A., ("Correo Argentina") the entity formed by a private consortium to acquire and operate the Argentine postal system. In

November 1996, IMPSAT Argentina filed suit against ENCOTESA for amounts due and arising under IMPSAT Argentina's contracts with ENCOTESA totaling $5.6 million, plus interest on such amounts. IMPSAT Argentina at the end of 1996 began to reserve 100% for all of its current invoices submitted to ENCOTESA, which reserve is being charged directly to SG&A expenses, and has reclassified all prior trade account receivables owing from ENCOTESA to non-current assets at Management's estimated net realized value. Trade receivables of IMPSAT Argentina allocable to ENCOTESA were not transferred to or assumed by Correo Argentina and remain an obligation of the Argentine government. In addition, IMPSAT Argentina's contracts with ENCOTESA were not assumed by Correo Argentina and IMPSAT Argentina is currently negotiating with Correo Argentina the extent to which, if at all, such contracts would be adopted by Correo Argentina. The Company will continue to assess the effect that the ENCOTESA receivable situation and its contract negotiation with Correo Argentina will have on the Company's results of operations, liquidity or capital resources.

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

ITEM 2.  CHANGES IN SECURITIES

          Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          Not Applicable.

ITEM 5.  OTHER INFORMATION

          Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

          27. Financial Data Schedule. Filed herewith.

          All other exhibits and schedules for which provision is made in the applicable regulations of the Commission are omitted because they are not applicable, or the information is included in the financial statements included herein or has been previously filed or reported and is incorporated herein by reference.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed for the period covered under this quarterly filing.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, in the capacities and on the dates indicated.

                                        IMPSAT Corporation

                                        By:   /s/ GUILLERMO JOFRE
                                           ----------------------------------
                                              Guillermo Jofre
                                              Vice President, Finance and
                                              Chief Financial Officer

                                        Date: November 14, 1997

                                        IMPSAT S.A.

                                        By:   /s/ JOSE TORRES
                                           ----------------------------------
                                              Jose Torres
                                              Director and
                                              Chief Accounting Officer

                                        Date: November 14, 1997