Form 10-K405
period 1997-12-31
IMPSAT CORP
filed 1998-04-15
CIK 1022329

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________________ TO________________

                        COMMISSION FILE NUMBER 333-12977

                               IMPSAT CORPORATION

                                  IMPSAT S.A.

            (EXACT NAME OF REGISTRANTS AS SPECIFIED IN ITS CHARTER)

           DELAWARE                       52-1910372
          ARGENTINA                     NOT APPLICABLE
 (state or other jurisdiction    (IRS employer identification
incorporation or organization)              number)

                           ALFEREZ PAREJA 256 (1107)
                            BUENOS AIRES, ARGENTINA
                                 (541) 362-4240
  (Address, including zip code, and telephone number, including area code, of registrants' principal executive offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE


                                          NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                        ON WHICH REGISTERED
-------------------                       ---------------------

___________________                       _____________________

___________________                       _____________________


       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

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

     As of December 31, 1997, IMPSAT Corporation had 100,792,640 shares of Common Stock, $1.00 Par Value, outstanding.

                               TABLE OF CONTENTS

PART I

  ITEM 1.  BUSINESS.........................................................  3
  ITEM 2.  PROPERTIES.......................................................  3
  ITEM 3.  LEGAL PROCEEDINGS................................................ 13
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.............. 14

PART II

  ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS................................................................... 14
  ITEM 6.  SELECTED FINANCIAL DATA
  THE COMPANY............................................................... 14
  IMPSAT ARGENTINA.......................................................... 15
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS..................................................... 18
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....... 28
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 28
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE...................................................... 28

PART III.................................................................... 28

  ITEM 10.  DIRECTORS AND OFFICERS.......................................... 28
  ITEM 11.  EXECUTIVE COMPENSATION.......................................... 32
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.. 33
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 35
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K 37

SIGNATURES.................................................................. 39

POWER OF ATTORNEY........................................................... 41

EXHIBIT INDEX............................................................... 42

                         _____________________________

OUTLOOK AND UNCERTAINTIES

     Certain information in this Report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue", or the negative thereof or other comparable terminology. Although IMPSAT Corporation (the "Company") believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements.
                         _____________________________

The terms VSAT(R), Dataplus(R), Teledatos(R), Regional Teleport(R), Difusat(R), Interplus(R) Global Fax(R), Minidat(R), Conexia(R) and Telecampus(R) are service marks or trademarks of the Company or its subsidiaries that are registered or otherwise protected under the laws of various jurisdictions.

                                     PART I


ITEM 1.  BUSINESS

     GENERAL

     The Company is a leading provider of private telecommunications network services in Latin America and is the largest provider of data transmission services in Argentina. The Company provides private network integrated data and voice telecommunications services for national and multinational companies, financial institutions, governmental agencies and other business customers. The Company believes that it operates one of the largest shared hub VSAT networks in Latin America. A substantial majority of the Company's revenues currently are derived from Argentina and Colombia. The Company is an established provider of such services in Venezuela and Ecuador and commenced operations in Mexico and the United States in 1995. Services are provided through the Company's advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links, and leased satellite and fiber optic capacity.

     The Company has grown rapidly since the commencement of its operations in Argentina in 1990. Its customer base has expanded from 125 customers in two countries as of December 31, 1992 to 1,189 customers in six countries as of December 31, 1997. From 1992 to 1997, total revenues on a consolidated basis have grown from $20.5 million to $160.2 million, EBITDA (as defined) has grown from $7.9 million to $51.8 million and property, plant and equipment have grown from $47.9 million to $255.4 million.

     The Company anticipates continued growth in the demand for private telecommunications network services in Latin America. Continued deregulation of the telecommunications market throughout the region should lead to growth in the telecommunications sector, which is relatively limited as compared with more developed countries. As the Latin American telecommunications sector matures, the Company believes that the proportionate share accounted for by data transmission services will also increase, as it has in more developed countries. The Company also expects that continuing economic growth in Latin America will bring greater opportunities for expansion and that economic integration of the Latin American countries should add to the demand for telecommunications services in the region. The Company may consider expansion into new services, including voice telephony, upon the deregulation of the telecommunications markets in the countries in which it operates or anticipates operating.

     The Company believes its key competitive advantages over its competitors include: (i) early market entry and operating experience in providing private telecommunications network services in Latin America; (ii) ability to provide diverse, cost-efficient networking solutions; (iii) superior marketing skill, knowledge of the customer's needs and responsiveness; and (iv) position as a market leader and its significant existing network infrastructure in numerous Latin American markets.

     The Company is a privately-held corporation. Prior to March 19, 1998, 75% of the common stock of the Company was owned by Nevasa Holdings Ltd. ("Nevasa"), and the remaining 25% was controlled by STET International Netherlands NV ("STET International"). Nevasa is a holding company controlled by the Pescarmona group (a prominent Argentine industrial group); by Mr. Roberto Vivo, Deputy Chief Executive Officer of IMPSAT Corporation; and by Mr. Ricardo Verdaguer, President and Chief Executive Officer of IMPSAT Corporation. STET International is a wholly-owned subsidiary of STET International SpA, the international communications affiliate of the Italian telecommunications holding company STET SpA ("STET"). See "Security Ownership of Certain Beneficial Owners and Management."

     On March 19, 1998, IMPSAT Corporation redeemed the 25% of its outstanding common stock previously held by STET International (the "STET Shares") with the proceeds of a substantially concurrent issuance and sale of $125 million of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock were offered and sold, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), to Princes Gate Investors II, L.P. ("Princes Gate") and Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. ("MSGEM"), two private equity funds that are affiliates of Morgan Stanley Dean Witter & Co., and to certain other investors affiliated with Princes Gate and MSGEM (such investors along with Princes Gate and MSGEM, the "Purchasers").
See "Security Ownership of Certain Beneficial Owners and Management." The Series A Preferred Stock was convertible on the date of issuance into 25% of the common stock of the Company. For a description of the sale of the Series A Preferred Stock by the Company to the Purchasers (the "Series A Preferred Stock Offering"), refer to "Recent Developments -- STET Share Purchase and Series A Preferred Stock Offering."

     The Company's operations commenced in Argentina in 1990 under the name IMPSAT S.A. ("IMPSAT Argentina"). The Company began operations outside of Argentina with the establishment of IMPSAT S.A. ("IMPSAT Colombia") in 1991 and the establishment of Telecomunicaciones IMPSAT S.A. ("IMPSAT Venezuela") in 1992. In June and July of 1997, the Company's ownership interest in IMPSAT Argentina increased to 94.5% with the acquisition by the Company from Nevasa and STET International of an additional 43.5% of IMPSAT Argentina's outstanding common stock under purchase accounting principles. On March 19, 1998, the Company acquired a 0.64% interest in IMPSAT Argentina (the "Argentina Shares") then held by STET International, as part of the Series A Preferred Stock Offering. As a result, the Company currently owns a 95.14% equity interest in IMPSAT Argentina. New operating subsidiaries were created in Ecuador (IMPSATEL del Ecuador S.A., hereinafter, "IMPSAT Ecuador") and Mexico (IMPSAT, S.A. de C.V., hereinafter, "IMPSAT Mexico") in 1994 and in the United States (IMPSAT USA, Inc., hereinafter, "IMPSAT USA") in 1995. The Company expects to expand its presence in Latin America through the acquisition of an operating subsidiary in Brazil later in the second quarter of 1998. See "Recent Developments -- Acquisition of IMPSAT Brazil."

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

     The principal services offered by the Company described below are identified by their service marks:

     VSAT. VSAT is a digital information transmission service which permits communications between and among many remote locations and a central location via satellite and a central earth station, known as a Teleport. Teleports are currently located in Buenos Aires, Argentina; Bogota, Colombia; Caracas, Venezuela; Quito, Ecuador; and Mexico City, Mexico. In addition, IMPSAT USA operates leased teleport facilities in New Jersey and southern Florida. VSAT generates the largest share of the Company's revenues from services, accounting for approximately 43.4% and 35.8% of such revenues during 1996 and 1997, respectively. As of December 31, 1997, the Company had 3,585 VSAT microstations installed.

     Dataplus. Dataplus is a high capacity digital information transmission ("SCPC") service designed for customers that require speedy transmission of large quantities of information between relatively few fixed locations. Dataplus is the second most significant of the Company's private telecommunications network service offerings in terms of revenue generation. Dataplus accounted for approximately 23.3% and 23.5% of the Company's revenues from services in 1996 and 1997, respectively. At December 31, 1997, the Company had a total of 908 Dataplus earth stations installed.

     Teledatos Networks. Teledatos Networks are microwave and fiber optic cable Metropolitan Area Networks ("MANs"). The Company's first Teledatos network was established in Buenos Aires, Argentina in 1990. Other Teledatos networks now exist in Cordoba, Mendoza, Rosario, Mar del Plata, Tucuman and La Plata, Argentina; Bogota, Medellin, Cali and Barranquilla, Colombia; and Caracas, Venezuela. At December 31, 1997, there were a total of 5,457 connections in service on the Teledatos networks.

     Regional Teleports. Regional Teleports are earth stations linking smaller MANs outside a country's capital to the Teleport in that country via satellite. The first Regional Teleport was established in Mendoza, Argentina in 1991, and the Company now has Regional Teleports in Cordoba, Rosario, Tucuman, La Plata and Mar del Plata in Argentina; Medellin, Cali and Barranquilla in Colombia; and Guayaquil, Ecuador. Customers are connected to a Regional Teleport through one of the Company's MANs or satellite links.

     Difusat. Difusat is the Company's unidirectional Teleport-to-VSAT broadcast service whereby a signal received by a Teleport is transmitted to multiple locations. The source of the information to be broadcast is generally connected to the Teleport through a Teledatos network. The Teleport transmits the information to the receive-only VSAT receptors via satellite. At December 31, 1997, the Company had installed 480 Difusat microstations.

     Interplus. Interplus is the brand name for the Company's international private line service which utilizes a combination of fiber optic, microwave or SCPC satellite circuits to provide a dedicated telecommunications link between customer locations in different countries. The Company currently provides international integrated data, voice and video transmission services between and among fifteen countries -- Brazil, Bolivia, Colombia, Chile, Costa Rica, Ecuador, El Salvador, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay, Venezuela and the United States -- through Interplus. International private line services such as Interplus are traditionally provided by local carriers in each country acting as correspondents and establishing dedicated telecommunications links between their facilities. Due to its widespread operational presence in Latin America, the Company is often able to offer its Interplus service using its own facilities and personnel at both ends of the private line circuit. To date, the Company has signed Interplus correspondent agreements with carriers in Bolivia, Chile, Costa Rica, El Salvador, Nicaragua, Panama, Paraguay, Peru and Uruguay. In addition, the Company is currently negotiating correspondent agreements with carriers in Jamaica and Trinidad.

     Internet Access. Since the Company commenced offering its Internet access service in March 1996, the Company has experienced significant growth in this service. The Company recorded approximately $7.6 million in revenues from Internet access services during 1997. The Company has taken a number of actions regarding its expansion as a regional Internet access provider of dedicated and dial-up connections between Latin America and the United States Internet backbone. To this end, the Company is pursuing several avenues, including entering into marketing agreements with local retail service providers and establishing relationships with Internet service providers in the United States. The Company has entered into agreements with several retail entities which will market the Company's Internet access service, under the IMPSAT brand name, to their customers, including agreements with VideoCable Comunicaciones S.A. (VCC), a leading Argentine cable company, and also directly markets Internet access to retail customers in Argentina, Colombia, Venezuela and Ecuador. The Company intends to offer Internet access services to new and existing customers, including universities, institutions, governmental agencies and corporations. Services offered include access software, worldwide web browser, electronic mail, network and worldwide web site implementation and maintenance. In providing Internet access services, the Company utilizes Interplus links between its Teleports in Latin America and IMPSAT USA's leased teleport facilities in Florida and New Jersey, which then provide connections to the United States Internet backbone through MCI Communications Corporation, Sprint Corporation, Intermedia Communications and UUNET.

     At December 31, 1997, the Company had 22,378 dial-up Internet access retail customers and 64 dedicated Internet access corporate customers. In the future, the Company plans to expand its Internet access service to include Intranet (private telecommunications within a company via Internet) and Extranet (private telecommunications between a company's Intranet and selected persons outside the company via Internet). In December 1997, the Company executed an agreement to provide electronic data interchange services (electronic transactions via Internet) to Harbinger Corporation a supplier of electronic commerce software, headquartered in Atlanta, Georgia, exclusively in Argentina and Colombia, with an option to provide such services in Venezuela and Ecuador.

     Global Fax. Global Fax is a fax store and forward service which receives facsimile transmissions from customers, temporarily stores the data and then retransmits it to designated addressees. In Argentina, as of December 31, 1997, the Company had 225 customers for this service and was handling approximately 140,000 pages per month.

     New Services. The Company works closely with its suppliers to keep abreast of new technologies and evaluates its technology requirements to remain among the most technologically advanced digital information transmission providers in Latin America. While the Company relies on its suppliers for hardware and software upgrades, it devotes significant attention to the identification and commercialization of new services to meet the changing needs of Latin American businesses. The principal new services and products developed and commercialized during 1997 include Minidat, Conexia and Telecampus.

     In the first quarter of 1997, the Company initiated a new service called Minidat. Minidat represents a lower cost alternative for satellite digital information transmission for a category of customers that maintain a large quantity of transmission points but require a lower volume usage of satellite capacity than is provided by VSAT. Minidat was established to meet the data transmission requirements of customers operating point of sales systems, automated teller machines, lottery ticket sales, reservation systems, wholesaler and inventory control and management systems and entertainment facilities (sports arenas, theaters, etc.). Minidat utilizes USATs (ultra small aperture terminals) which tend to be about half the size of VSATs, at customer locations. The Company's Minidat service is provided for a lower monthly fee than its VSAT services. The Company provides its Minidat customers with two pricing options, one in which the customer purchases the remote terminals required to deliver the service and is charged a basic monthly fee and one in which the Company provides the equipment (as is the case for the Company's VSAT and Dataplus services) with the customer paying a higher monthly fee. As of December 31, 1997, the Company had installed 119 Minidat microstations.

     In the second quarter of 1997, IMPSAT Argentina introduced a new service called Conexia for the private electronic transaction requirements of customers such as health management organizations (HMOs). Through the Conexia service, HMO customers are able to communicate patient billing, identification, insurance eligibility and certain medical history information among their different operating locations (laboratories, supply facilities, clinics and hospitals) in a real time environment, thereby increasing the efficiency of the operations. In order to provide the Conexia service, IMPSAT Argentina has created a dedicated computer center and customer service unit at its Buenos Aires Teleport facility. Authorized access to centralized information via Conexia is accomplished by a magnetic card carried by patients covered by affiliated health plans. In each operating location (e.g., clinics or hospitals), point of sale ("POS") terminals designed in accordance with the Company's specifications are installed. The Company currently has one Conexia customer in Argentina, the Organization of National Civil Personnel (OSPCN). OSPCN provides HMO coverage to Argentina's workforce of public servants. The Conexia service provided to OSPCN by the Company consists of 1,400 installed POS terminals throughout the Buenos Aires metropolitan area and its suburbs.

     Telecampus, a new service that was introduced by the Company in October 1997, involves the use of video teleconferencing, including interactive teleconferencing for long-distance educational and training purposes. The Company contemplates that such services would be provided to governmental, educational, national and international businesses that desire to utilize interactive teleconferencing for educational, training and conferencing purposes. Telecampus may be accessed via VSAT or Dataplus. The Company currently has one Telecampus customer, the Argentine Institute of Computers, a nationwide computer training center.

     Relative to the Company's other services, the potential customer base for Conexia and Telecampus is narrower and more specialized -- i.e., larger entities in the fields of health management and education, respectively. Traditionally, such entities have been relatively slow to integrate new technologies in their operations and to incur major corporate expenditures for the contracting of technology-based services. As a result, the Company expects the pattern of growth in demand for Conexia and Telecampus to be gradual in comparison to that of its other service offerings.

     The following table shows the Company's revenue breakdown by service for the years ended December 31, 1995, 1996 and 1997:


                            YEAR ENDED DECEMBER 31,
            -----------------------------------------------------
SERVICE          1995                1996               1997
-------          ----                ----               ----
                              ($ IN THOUSANDS)
VSAT.....  $ 52,756    49.9%   $ 55,680   43.4%   $ 57,420   35.8%
Dataplus.    23,953    22.7      29,962   23.3      37,603   23.5
Interplus     2,806     2.7       4,457    3.5      11,400    7.1
Internet.         0       0       1,267    1.0       7,597    4.7
Other (1)    26,126    24.7      37,027   28.8      46,216   28.9
           --------    -----   --------   -----   --------   -----
Total....  $105,641     100%   $128,393    100%   $160,236    100%
           ========    =====   ========   =====   ========   =====

___________________

(1) The figure for "Other" includes revenues from Teledatos networks, Regional Teleports, Difusat, Internet, Global Fax, Minidat, Conexia and Telecampus.

CUSTOMERS

     The Company's customers consist of major governmental agencies, financial institutions and leading national and multinational corporations and private sector companies, including YPF, Royal Dutch Shell, Banco de Galicia y Buenos Aires, Siemens and Reuters. During 1997, the Company's ten largest customers accounted for approximately 18.1% of the Company's revenues. The percentage of revenues represented by the Company's ten largest customers for 1996 was approximately 26.6%.

     The Company's ten largest customers as of December 31, 1997 were: Banco de la Nacion Argentina (BNA), a state-owned bank and the largest bank in Argentina, with 525 branches throughout Argentina; Administracion Nacional de la Seguridad Social (ANSeS), the Argentine Social Security Administration; Banco de Galicia y Buenos Aires S.A., a private bank with 170 branches throughout Argentina; YPF S.A., which is engaged in hydrocarbon exploitation and is one of the largest companies in Argentina; Banco de Colombia, a private bank headquartered in Bogota, Colombia and the second largest commercial bank in Colombia; Gendarmeria Nacional Argentina (GNA), the Argentine governmental agency charged with policing Argentina's borders; Direccion General Impositiva
(DGI), the Argentine governmental agency charged with the collection of taxes; Perez Companc S.A., an Argentine energy conglomerate; BANELCO S.A., a private company engaged in electronic banking activities with approximately 510 electronic banking posts in Argentina; and Bansud S.A., a private bank with approximately 120 branches in Argentina.

     The Company expects that its contract to provide private telecommunications network services to DGI will not be renewed upon its expiration in the third quarter of 1998. DGI recently announced that Startel S.A. ("Startel") had been awarded the contract to provide DGI with private telecommunications network services. Startel is the joint venture company for data transmission services owned 50% each by Telecom Argentina Stet-France Telecom S.A. ("Telecom Argentina") and Telefonica de Argentina S.A. ("Telefonica"), the monopoly public telephony operators in northern and southern Argentina, respectively. IMPSAT Argentina recorded $1.9 million in revenues from its contract with DGI during 1997.

     The following table sets forth the Company's customers by country as of the dates indicated(1):


                 NUMBER OF CUSTOMERS
                  AS OF DECEMBER 31,
                 -------------------
   COUNTRY       1996           1997
   -------       ----           ----
Argentina (2)....  358           436
Colombia.........  410           524
Venezuela........   75           102
Ecuador..........   44            96
Mexico...........    7            16
USA..............   10            15
                 -----         -----
Total............  904         1,189
                 =====         =====

__________________________

(1) Totals presented do not include customers from the Company's newer services such as Global Fax, Internet, Minidat and Connexia.
(2) The number of customers for IMPSAT Argentina is presented as of November 30, 1996 and 1997.

SALES, MARKETING AND CUSTOMER SERVICE

     The Company applies an integrated approach to its sales, marketing and customer service functions. The Company's sales, marketing and customer service professionals are organized into a number of service teams, each comprised of up to 12 persons and including individuals with backgrounds in and responsibilities for marketing, operations, engineering, maintenance, customer service and administration. Each team is jointly responsible for all aspects of a particular customer's or a group of customers' relationship with the Company.

     In the Company's larger operations, including in Argentina and Colombia, the Company has established several service teams, with service teams focusing on a particular type of client. For example, in Argentina, the Company has one service team devoted to industrial customers, one service team devoted to financial institutions, another devoted to governmental agencies, a service team that is devoted to companies with headquarters in the interior of the country, and a special service team that was established to service the particular needs of key customers. Within each segment of the Company's market, the respective service team is responsible both for new sales to potential customers within such segment as well as for the servicing and follow-up of existing customers. In addition, each customer is assigned an account manager, who has overall responsibility for relations with that customer. An important function of the account manager is to identify new or enhanced services that can be marketed to the existing customer.

     As the first step in the Company's marketing process, after an initial contact has been established between the Company and a potential customer, the Company evaluates the customer's telecommunications needs. After the Company has completed its study, the Company creates a plan for the customer which includes a description of the Company's proposed tailor-made technological solution, utilizing and combining those components of the Company's private telecommunications network services that best serve the customer's particular needs. With respect to the provision of services to governmental agency customers, such proposals often are delivered in response to public bid solicitations and related governmental bidding procedures that govern the contracting of services by governmental agencies.

     Following execution of a contract with a new customer, the Company commences the detailed technical engineering work required to implement the private telecommunications network system tailored to the customer's needs, including fine-tuning the customer's software applications, and begins to purchase the microstations and other equipment to construct the network and connect the customer to the Company's existing facilities and infrastructure. Depending on the complexity of the package of services and the network to be provided to the customer, the period between the date a contract is signed and the customer's services are operating and generating revenue is typically between 45 days and four months. Once a customer's system is in operation, the Company provides customer service to address questions or problems on a 24-hour per day, 365-day per year basis.

     In addition to its salaried sales and marketing personnel, the Company often utilizes the services of third party sales representatives to assist in generating sales and managing the contract process between the Company and potential customers. Such third parties typically receive a commission and royalties from the Company based on the value of the contract signed. To date the practice of utilizing third party sales representatives in connection with the generation and servicing of customer contracts has been employed predominantly in the case of IMPSAT Argentina, although third party sales representatives also have been utilized in connection with IMPSAT Colombia's customer generation. With respect to the other countries in which the Company currently operates, the Company principally has utilized its own sales force for the generation and servicing of customer contracts. The Company anticipates that it will continue to utilize such third party sales representatives in connection with its operations in Argentina and, to a lesser extent, Colombia and that it primarily will use its own sales force in other countries in which it does business. As of November 30, 1997, of IMPSAT Argentina's total customer base of 436, IMPSAT Argentina had entered into contracts with third party sales representatives for approximately 12% of its customer contracts, including a number of its largest contracts. The financial terms of IMPSAT Argentina's contracts with the third party sales representatives vary based on the customers involved and the particular assistance provided by the representatives. Commissions paid by IMPSAT Argentina to third party sales representatives totaled approximately 5.8% of IMPSAT Argentina's total revenues for 1997.

COMPETITION

     The Company's competitors fall into three broad categories. The first category is comprised of the monopoly providers of public telephony services ("PTOs") in each of the countries in which it operates. The second category of competitors is comprised of other companies, engaged in essentially the same business as the Company, that operate competing VSAT and other satellite data transmission businesses, along with other terrestrial telecommunications links. The third category is comprised of companies that do not sell data transmission services, but only the equipment for privately owned networks that are operated and maintained by the customer. In addition, potential future competitors include certain of the large international telecommunications carriers which will be able to enter the local Latin American telecommunications markets in the coming years as the monopolies granted to the PTOs expire.

     Regarding the first group of competitors, the Company's further expansion into the integrated private telecommunications network systems market, along with continued deregulation of the telecommunications industry in Latin America, will bring the Company into greater competition with the PTOs. A number of PTOs in the countries in which the Company operates have recently established and marketed "large customer" or "grand user" business teams in an attempt to provide dedicated services to the type of customer that represents the Company's most significant targeted market. The Company believes that by establishing itself as a reliable, high-quality provider of private telecommunications network systems it will be able to maintain its current customers and successfully attract new customers. The Company will consider strategic alliances and other cooperative ventures with the PTOs in the area of private telecommunications network services to take advantage of each partner's relative strengths.

     With respect to the second category, i.e., current operators in the data transmission sector of the telecommunications industry, the Company's competitors, many of whom operate VSAT systems, include international satellite providers such as COMSAT Corp. and local data transmission providers.
Regarding these competitors, the Company believes that it is able to compete successfully in data transmission by virtue of having a broad array of services and of providing high-quality, custom-designed services that are tailored to meet the specific needs of each customer.

     The third category of competitors are comprised of companies that do not sell data transmission services, but merely supply the equipment necessary for a customer to establish and maintain its own private telecommunications network. The Company believes that, with respect to this category of competitors, the Company possesses significant competitive advantages by providing comprehensive telecommunications services that offer the benefits of a private network while freeing the customers from the burdens of operating and maintaining the network.

     The Company competes on the basis of its experience; quality of its services, including customer service; range of services offered; and price. Although the Company to date has not suffered substantial price erosion, the Company has faced and expects to continue to face declining prices and margins in the future as the PTOs in the countries in which the Company has operations modernize their facilities, adapt to a competitive marketplace and place greater emphasis on data communications. These price and margin declines may be accelerated if new competitors enter its markets. The principal barriers to entry for prospective providers of private telecommunications network services such as those offered by the Company are the development of the requisite understanding of customer needs, and the technological and commercial experience and know-how to provide quality services to meet those needs. The Company believes that its operating experience as a pioneer in providing shared hub VSAT services, its position as market leader and its significant existing network infrastructure in its markets, and ability to offer a diversity of cost-efficient networking solutions, create significant competitive advantages.

     While the PTOs and international telecommunications carriers have in the past focused on local and long distance telephony services, in the future they may focus on the private telecommunications network systems segment of the telecommunications market in the future. Such entities have significantly greater financial and other resources than the Company, including greater access to financing, and may be able to subsidize their private telecommunications network businesses with revenues from public telephony. In addition, there can be no assurance that competing technologies will not become available that will adversely affect the Company's position, although the Company believes that it has the flexibility to act quickly to take advantage of any significant technological development. For example, new technologies such as asynchronous digital subscriber line technology (ADSL) can significantly enhance the speed of traditional copper lines. Such technologies could enable the Company's PTO competitors to offer customers new high-speed services without undergoing the expense of replacing their existing twisted-pair copper networks, thereby negating the Company's "last mile" advantage. The Company's private telecommunications services also could face future competition from entities using or proposing to use new or emerging voice and data transmission services or technologies which currently are not widely available in Latin America, such as spaced based systems dedicated to data distribution services, generally known as "Little-LEOs" (low earth orbit satellites) and "Broadband" (Ka-band) systems. Rates are not regulated in the Company's countries of operation, and the prices for the Company's services are strongly influenced by market forces. More recently, global alliances have been formed by major telecommunications carriers as deregulation in Latin America and elsewhere opens new market opportunities. For example, Telefonica SA of Spain, Worldcom Inc. and MCI Communications Inc. recently announced the formation of an alliance to cooperate in Latin America and elsewhere, through joint ventures and equity holdings in each other's subsidiaries. The three companies reportedly announced an initial expectation to invest up to $200 million in Latin America. The Company believes that increased competition in the coming years will affect its pricing policies. There can be no assurance that such greater competition will not adversely affect the Company's financial condition or results of operations.


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

     Various countries in Latin America have taken initial steps towards deregulation in the telecommunications market during the last few years. Several Latin American countries have completely or partially privatized their national carriers, including Argentina, Mexico and Venezuela. Furthermore, some countries have scheduled the demonopolization of their state telecommunications providers. For example, Argentina recently announced a telecommunications deregulation decree which contemplates the demonopolization telephony services of Telecom Argentina and Telefonica. Brazil is in the process of opening its telecommunications market to competition and privatizing its PTO pursuant to its new law adopted in July 1997. Brazil established an independent regulator in October 1997, and value-added and private network services, are already open to competition. The Company believes that this trend toward deregulation, while likely to increase competition, will also present significant opportunities for the Company to expand its private telecommunications network services to, from and within the region, as well as to present opportunities for the Company in areas of telecommunications currently permitted to be conducted only by the PTOs.

EMPLOYEES

     As of December 31, 1997, the Company employed a total of 683 persons, of whom 267 were employed by IMPSAT Argentina and 179 were employed by IMPSAT Colombia. The number of employees of the Company has generally increased and is expected to continue to increase as a result of the Company's expansion in the countries in which it operates and into new countries. The Company does not have any long-term employment contracts with any of its employees, including management, and none of its employees are members of any union. The Company believes that its relations with its employees are good.

SATELLITE CAPACITY

     As of December 31, 1997, the Company had a total leased capacity of 412.6 MHZ on six satellites. The Company has satellite leases on the Intelsat 706 and 709 satellites for 55 MHZ and 177.5 MHZ of capacity, respectively. Total leased capacity on Intelsat 706 is scheduled to expire on April 1, 2000 and 36 MHZ, 43 MHZ and 98.5 MHZ of leased capacity on Intelsat 709 is scheduled to expire in February 2001, February 2005, and July 2006, respectively. The Company's satellite capacity on the Intelsat satellites is leased both directly by the Company's operating subsidiaries and through subleases with Intelsat participants, such as the Argentine Comision Nacional de Telecomunicaciones ("CNT"). The Company also has leased 38.2 MHZ of capacity on Nahuelsat's Nahuel-1 satellite which will expire in January 2002. The Company has leased 65 MHZ of leased capacity on PanAmSat's PAS-1 satellite until the end of the useful life of the satellite (estimated to be December 31, 2001). The Company has 54 MHZ of capacity on PanAmSat's PAS-5 satellite expiring at the end of 2008. The Company also has 22.9 MHZ of capacity on Mexico's Solidaridad-II satellite which expires in January 2002. The Company's total lease payments for satellite capacity totaled $13.9 million in 1996, and increased to approximately $18.9 million in 1997. The Company anticipates that it will contract for additional leased satellite capacity as needed to the extent that the Company's business so requires. A portion of the Company's satellite capacity is leased by International Satellite Capacity Holding, NG ("ISCH"), a wholly-owned subsidiary of the Company. ISCH's principal function is to lease private satellite capacity from satellite carriers and then sublease such capacity at market rates to the Company's operating subsidiaries as required by those subsidiaries.

RECENT DEVELOPMENTS

     Commercial Paper Offering. In February 1998, IMPSAT Argentina completed the placement of $25 million of short-term promissory notes under its $50 million Global Commercial Paper Program (the "Global Commercial Paper Program"). In April 1998, IMPSAT Argentina completed the placement of a further $25 million of short-term promissory notes under the Global Commercial Paper Program. The proceeds of the notes under the Global Commercial Paper Program have been or will be used by IMPSAT Argentina for purposes which include the refinancing of existing indebtedness, including $25 million of other short-term indebtedness coming due in the first half of 1998, the investment in physical assets located in Argentina, and working capital. After refinancing of existing short-term indebtedness with the proceeds of the two completed placements, $50 million will be due and payable under the Global Commercial Paper Program during 1998. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     STET Share Purchase and Series A Preferred Stock Offering. The acquisition by the Company of the STET Shares and the Argentina Shares was consummated on March 19, 1998, pursuant to the terms of the Stock Purchase and Termination Agreement dated as of February 27, 1998 among Nevasa, Jonesboro Financial Inc., a wholly owned British Virgin Islands subsidiary of Nevasa ("Jonesboro"), STET International and certain other parties (the "Stock Purchase and Termination Agreement"). In accordance with the terms of the Stock Purchase and Termination Agreement, the Shareholders Agreement dated as of December 16, 1994, among the Company, STET International and certain other parties relating to the ownership of capital stock of, and certain management rights in respect of, the Company, was terminated.

     Pursuant to a Note Purchase Agreement dated as of March 19, 1998 between Jonesboro and the Purchasers, Jonesboro issued to the Purchasers $125 million aggregate amount of Jonesboro's short-term notes (the "Jonesboro Notes"). Jonesboro thereafter purchased from STET International the STET Shares and the Argentina Shares using the proceeds of the sale of the Jonesboro Notes. Jonesboro then exchanged the STET Shares and the Argentina Shares for $125 million aggregate liquidation amount of the Company's Series A Preferred Stock. The Series A Preferred Stock was then transferred by Jonesboro to the Purchasers in satisfaction of Jonesboro's indebtedness under the Jonesboro Notes.

     The Series A Preferred Stock was convertible into 25% of the common stock of the Company on the date of issuance. The Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions Thereof of the Series A Convertible Preferred Stock of IMPSAT Corporation (the "Certificate of Designations"), which was filed by the Company with the Secretary of State of Delaware on March 19, 1998, is attached as an exhibit to this Report. The following are some of the principal features of the Series A Preferred Stock, as more particularly specified in the Certificate of Designations: (a) cumulative dividends at the rate of 10% per annum, compounded quarterly and, with certain exceptions, payable in kind; (b) mandatorily redeemable in cash by the Company at maturity (ten years after issuance) plus accrued and unpaid dividends; (c) callable under certain circumstances by the Company, in whole, at 100% of the principal amount, plus accrued and unpaid dividends; (d) convertible into common stock of the Company at any time at the option of the Purchasers (including upon a call by the Company), at a specified conversion rate subject to certain antidilution rights; (e) the right by Purchasers holding a certain minimum number of outstanding Series A Preferred Stock to appoint two directors to the Company's Board of Directors as well as to immediately appoint half of the members of the Company's Board of Directors upon the occurrence of certain specified events; and (f) the right by Directors appointed by the Purchasers holding a certain minimum number of outstanding Series A Preferred Stock, to a veto over certain major corporate actions.

     Acquisition of IMPSAT Brazil. On March 19, 1998, the Company's Board of Directors approved the acquisition from Nevasa, the Company's majority shareholder, of 99.93% of the capital stock of IMPSAT Comunicacoes Ltda., a company organized and existing under the laws of the Federal Republic of Brazil ("IMPSAT Brazil"), for approximately $5.1 million. The purchase price for IMPSAT Brazil represents the total amount of pre-operating and development costs and expenses incurred for IMPSAT Brazil by Nevasa. IMPSAT Brazil was established in 1993 by Nevasa to apply for a value-added telecommunications license (the "Brazil License") in Brazil and to develop such business in Brazil with the understanding between Nevasa and STET International that IMPSAT Brazil would be combined with the Company at a later date to be agreed upon by the shareholders. The Brazil License, which was granted on January 20, 1998, permits

IMPSAT Brazil to lease satellite capacity directly from satellite carriers and sell corporate telecommunications services (data, voice and video) using terrestrial and satellite links to third parties.

     As of December 31, 1997, IMPSAT Brazil was providing private network telecommunications services in Brazil to Shell do Brasil S.A., Fundacao Cultural y Educacional, TCA Ltda., Ultrafertil, Sony Music Entertainment, and HSBC Bamerindus, through a total of nine Dataplus earth stations installed. IMPSAT Brazil recorded revenues of $0.3 million for 1997. The consummation of the Company's acquisition of IMPSAT Brazil is subject to applicable regulatory approvals from the government of Brazil, which approvals have been applied for by Nevasa and the Company. There can be no assurance, however, that such approvals will be obtained or that IMPSAT Brazil will be acquired by the Company.

ITEM 2.  PROPERTIES

     Teleports. The Company operates Teleports in Buenos Aires, Argentina; Bogota, Colombia; Caracas, Venezuela; Quito, Ecuador; and Mexico City, Mexico. In addition, IMPSAT USA operates leased teleport facilities in New Jersey and southern Florida.

     Regional Teleports. As of December 31, 1997, the Company was operating a total of ten Regional Teleports in major cities in Argentina, Colombia and Ecuador.

     Teledatos Networks. The Company has fiber optic and microwave MANs in major cities in which it operates for connection with the Teleport or Regional Teleport in such cities. Additionally, the Company manages and operates a fiber optic network covering 186 route miles in Bogota, Colombia, pursuant to a joint venture with Empresa de Telecomunicaciones de Santafe de Bogota, the Colombian PTO that provides local telephone service in the Bogota, Colombia region. The Company also operates a fiber optic network in Barranquilla, Colombia, pursuant to a joint venture agreement with Empresa de Telefonos de Barranquilla, the PTO in that region. The Teledatos networks, which as of December 31, 1997 were operating in a total of twelve cities and covered a total of 2,658 square miles, permit efficient connection to the Company's Teleports and Regional Teleports.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of the Company's business, including with respect to regulatory matters. The Company was not subject to any pending litigation or legal proceedings required to be disclosed for the period covered by this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The following items were submitted to a vote of security holders for a special meeting of stockholders which was held on March 19, 1998. The amendment and restatement in its entirety of Article Fourth of the Company's Articles of Incorporation to provide, among other things, for an increase in the number of authorized shares from 100,792,640 shares of Class A common stock, par value $1.00 per share, to 150,000,000 shares of Class A common stock, par value $1.00 per share, and the authorization of up to 100,000 shares of preferred stock, which may be issued from time to time, with such rights, designations and preferences as may be fixed by the Board of Directors of the Company.

     Votes For 100,792,640 shares. Votes Against 0 shares.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not Applicable

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial and other data are for the Company on a consolidated basis and separately for IMPSAT Argentina and its consolidated subsidiaries, in each case in accordance with U.S. GAAP. The Company's subsidiaries use the U.S. dollar as their functional currency. The Company owns less than a 100% equity interest in certain of its subsidiaries, including a 95.1% equity interest in IMPSAT Argentina, a 74.2% equity interest in IMPSAT Colombia and a 75.0% equity interest in IMPSAT Venezuela.

     The fiscal year of the Company and all of its subsidiaries, other than IMPSAT Argentina, ends on December 31, and IMPSAT Argentina's fiscal years, prior to 1998, ended on November 30. IMPSAT Argentina has changed its fiscal year end from November 30 to December 31, effective December 31, 1997. The consolidated statement of operations and other financial and operating data of the Company for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 incorporate IMPSAT Argentina's results for the years ended November 30, 1993, 1994, 1995, 1996 and 1997, respectively. The consolidated balance sheet data of the Company as of December 31, 1993, 1994, 1995, 1996 and 1997 incorporate IMPSAT Argentina's balance sheet data as of November 30, 1993, 1994, 1995 and 1996 and December 31, 1997, respectively.

     The selected financial data for the Company and for IMPSAT Argentina have been derived from the Company's audited consolidated financial statements and IMPSAT Argentina's audited consolidated financial statements for the respective years.

THE COMPANY


                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                1993       1994       1995       1996       1997
                                ----       ----       ----       ----       ----
                                   (U.S.$ THOUSANDS, EXCEPT FOR RATIOS)
STATEMENT OF OPERATIONS DATA:
Net revenues from
services......................    $37,695    $77,679   $105,641   $128,393  $160,236
Costs and expenses:
Variable cost of
services......................    (8,905)   (12,770)   (18,818)   (21,494)  (27,629)
Satellite capacity............    (3,126)    (7,734)   (10,973)   (13,925)  (18,906)
Salaries, wages and
benefits......................    (7,756)   (13,528)   (22,220)   (25,561)  (29,209)
Selling, general and
Administrative................    (9,244)   (19,148)   (26,094)   (23,030)  (32,739)
Depreciation and
amortization..................    (6,324)   (12,874)   (20,653)   (26,318)  (28,514)
                                 --------    -------   --------   --------  --------
Operating income..............      2,340     11,625      6,883     18,065    23,239
Other income (expenses):
Interest expense, net.........    (6,220)    (8,231)   (15,677)   (23,185)  (24,743)
Net gain (loss) on foreign
Exchange......................      1,518      1,352      1,838        910     (279)
Other income (expenses),
Net...........................      (684)        599        511      1,035     (155)
                                 --------    -------   --------   --------  --------
(Loss) income before
income taxes and
minority interest.............    (3,046)      5,345    (6,445)    (3,175)   (1,938)
Benefit from
(provision for) income taxes..      1,428      3,155        740    (3,542)   (5,047)
                                 --------    -------   --------   --------  --------
(Loss) income before
minority interest.............    (1,618)      8,500    (5,705)    (6,717)   (6,985)
Income attributable to
Minority interest.............    (1,218)    (5,464)    (1,712)    (1,766)     (981)
                                 --------    -------   --------   --------  --------
Net (loss) income.............   $(2,836)     $3,036   $(7,417)   $(8,483)  $(7,966)
                                 ========    =======   ========   ========  ========
OTHER FINANCIAL DATA:
EBITDA (1)....................     $8,664    $24,499    $27,536    $44,383   $51,753
Ratio of earnings to
fixed charges (2).............         --      1.38x         --         --        --
Ratio of EBITDA to
interest expense..............      1.30x      2.90x      1.67x      1.76x     1.99x

                                                          AS OF DECEMBER 31,
                                       --------------------------------------------------------
                                        1993        1994        1995        1996         1997
                                       -------     -------     -------     -------      -------
                                               (U.S.$ THOUSANDS, EXCEPT FOR RATIOS)
BALANCE SHEET DATA:
Cash and cash Equivalents...........    $7,130     $32,135      $6,216     $28,895      $10,439
Total current assets................    26,344      57,948      36,906      68,304       65,015
Net property, plant and equipment...    77,970     152,909     199,701     227,086      255,422
Total assets........................   111,283     222,684     249,095     315,230      339,916
Total current liabilities...........    24,796      68,984     128,813      78,126      103,438
Total short-term debt and current
portion of long-term debt...........    11,246      48,047      97,510      42,874       60,375
Total long-term debt, net...........    35,152      59,437      30,200     156,230      159,677
Minority interest...................    19,614      24,893      28,476      30,242       10,398
Stockholders' equity................    26,794      62,780      55,363      46,880       63,389

                                                           AS OF DECEMBER 31,
                                          -----------------------------------------------------
                                          1993         1994        1995       1996        1997
                                          ----        -----        ----      -----       -----
OPERATING DATA:
VSAT microstations installed........       931        1,925        2,841      3,476       3,585
Dataplus earth stations installed...       129          271          443        704         908
Satellites linked...................         3            4            4          6           6
Leased satellite capacity (Mhz).....      51.5        128.4        198.3      253.0       412.6
Teleports...........................         2            3            4          5           5
Regional Teleports..................         6            9           10         10          10
Teledatos Networks..................         6           12           12         12          12
Customers...........................       262          445          656        907       1,189

IMPSAT ARGENTINA




                                                                                                                 MONTH ENDED
                                                                YEAR ENDED NOVEMBER 30,                          DECEMBER 31,
                                            ----------------------------------------------------------------    --------------
                                              1993          1994          1995          1996          1997           1997
                                            --------      --------      --------      --------      --------       --------
                                                                    (U.S.$ THOUSANDS, EXCEPT FOR RATIOS)
STATEMENT OF OPERATIONS DATA:
Net revenues from
services..................................  $34,672       $63,999       $80,346       $85,145        $90,011        $8,130
Costs and expenses:
Variable cost of services.................   (2,956)      (11,040)      (11,083)      (14,665)       (14,606)       (1,590)
Satellite capacity........................   (2,262)       (5,902)       (8,358)       (9,503)        (9,614)         (944)
Salaries, wages and
benefits..................................   (5,733)       (9,567)      (12,697)      (12,590)       (12,489)       (1,086)
Selling, general and
administrative............................   (5,425)      (12,885)      (17,814)      (10,731)       (16,798)       (1,045)
Depreciation and
amortization..............................   (5,570)      (10,719)      (16,067)      (18,786)       (17,792)       (1,562)
                                            --------     --------      --------      --------       --------      --------

Operating income..........................   12,726        13,886        14,327        18,870         18,712         1,903
Other income (expenses):
Interest expense, net.....................   (5,453)       (4,556)      (10,384)      (12,527)       (12,595)         (976)
Other income net..........................     (468)          (83)          523           638              9             4
                                            --------     --------      --------      --------       --------      --------

Income before income taxes and minority
interest...................................   6,805         9,247         4,466         6,981          6,126           931
Benefit from (provision for) income taxes..      --         3,220            --        (3,963)        (3,247)         (311)
                                            --------     --------      --------      --------       --------      --------

Income before minority interest............    6,805        12,467         4,466         3,018          2,879           620
(Income) loss attributable
to minority interest.......................      --            (3)            6             3             --            --
                                            --------     --------      --------      --------       --------      --------
Net income.................................   $6,805      $12,464        $4,472        $3,021         $2,879          $620
                                            ========     ========      ========      ========       ========      ========
OTHER FINANCIAL DATA:
EBITDA(1)..................................  $18,296      $24,605       $30,394       $37,656        $36,504        $3,465
Ratio of earnings
to fixed charges...........................    2.24x        2.92x         1.37x         1.57x          1.43x         1.95x
Ratio of EBITDA to Interest expense........    3.22x        5.17x         2.90x         2,82x          2.81x         3.55x

                                                                                                                 AS OF
                                                                    AS OF NOVEMBER 30,                        DECEMBER 31,
                                               -------------------------------------------------------      --------------
                                                 1993        1994        1995        1996        1997            1997
                                               --------    --------    --------    --------    --------        --------
                                                                    (U.S.$ THOUSANDS, EXCEPT FOR RATIOS)
BALANCE SHEET DATA:
Cash and cash equivalents.................      $6,749         $514      $1,160      $1,882      $5,739          $6,065
Total current assets..........................  24,441       22,169      20,776      28,823      32,047          34,375
Net property, plant and equipment............   58,393      118,024     140,205     143,430     148,295         146,940
Total assets.................................   83,650      144,504     165,945     174,239     190,059         191,029
Total current liabilities...................... 14,245       54,331     102,557      45,038      70,889          71,661
Total short-term debt and current
portion of long-term debt......................  3,867       37,275      70,998      25,512      40,570          43,644
Total long-term debt, net...................... 31,476       39,609       8,705       4,270      63,338          63,029
Long-term advances from parent company........      --           --          --      69,719          --              --
Minority interest.............................      --            9           3          --          --              --
Stockholders' equity........................... 33,000       43,964      48,436      51,457      54,336          54,956

                                                                               AS OF
                                            AS OF NOVEMBER 30,              DECEMBER 31,
                                  --------------------------------------  -------------
                                    1993    1994    1995    1996    1997       1997
                                   ------  ------  ------  ------  ------     ------
OPERATING DATA:
VSAT microstations installed.....     756   1,462   1,951   2,111   2,446      2,452
Dataplus earth stations installed     114     236     355     398     465        467
Satellites linked................       3       4       4       6       5          5
Leased satellite capacity (Mhz)..    31.0    96.0   148.0   148.0   186.6      188.7
Teleports........................       1       1       1       1       1          1
Regional Teleports...............       5       6       6       6       6          6
Teledatos Networks...............       6       7       7       7       7          7
Customers........................     200     292     319     358     436        439

-------------
(1) EBITDA consists of operating income (loss) plus depreciation and amortization and income taxes. EBITDA is presented because it is a measure commonly used in the industry and to enhance an understanding of the Company's operating results and is not intended to represent or be a substitute for cash flow under generally accepted accounting principles ("GAAP"). Because EBITDA is not calculated under GAAP principles, it is not necessarily comparable to similarly titled measures of other companies.

(2) The ratio of earnings to fixed charges is computed by dividing operating income before fixed charges (other than capitalized interest), by fixed charges. Fixed charges consist of interest charges and amortization of debt expense and discount or premium related to indebtedness. Earnings of the Company were insufficient to cover fixed charges by approximately $4.3 million, $9.6 million, $7.1 million and $0.7 million, for the years ended December 31, 1993, 1995, 1996 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward looking statements are based upon current expectations and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the effect of changing economic conditions in the countries in which the Company operates, business conditions and growth in the telecommunications industry in Latin America, the Company's ability to maintain its lending arrangements, or if necessary, access additional sources of capital and accurately forecast capital expenditures. Certain of these factors are described in the description of the Company's business, operations and financial condition contained in this Form 10-K. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

     The Company's contracts with its customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate at the time of payment between the local currency and the U.S. dollar. Accordingly, inflationary pressures experienced in the Company's countries of operations did not have direct effect on the Company's revenues during 1997. Nevertheless, inflation has in the past, and could in the future, adversely affect the economies of the Company's countries of operations by, among other things, increasing the cost of local capital and deterring capital inflows from the United States and elsewhere.

     The Company believes that its geographic diversification provides some protection against economic downturns in any particular country, although there can be no assurance in this regard. However, many of the countries in which the Company operates have experienced political and economic volatility in recent years. For example, the economy of Colombia performed poorly in 1997 relative to most expectations. Similarly, Presidential elections are scheduled in 1998 for Colombia and Venezuela, and changes in economic or telecommunications policies upon a change in government could adversely affect the Company's operations in such countries. It is impossible to predict whether such events, circumstances or conditions will occur, recur or worsen, or what effect any such events, circumstances or conditions, which are entirely outside the control of the Company, will have on the countries in which the Company operates or upon the Company. Such conditions and events may have adverse effects on the business, results of operations and financial condition of the Company.

     The Company's costs and expenses include principally (i) variable costs of services, (ii) lease payments for satellite transponder capacity, (iii) salaries, wages and benefits, (iv) selling, general and administrative expenses and (v) depreciation and amortization. The principal items comprising variable cost of services are installation costs, sales commissions paid to third party sales representatives and maintenance costs. Selling, general and administrative expenses for the Company consist principally of publicity and promotion costs; provisions for doubtful accounts; professional fees and other remunerations; travel and entertainment; rent; and plant services, telephone and energy expenses.

RESULTS OF OPERATIONS

     The following table presents the Company's results of operations as a percentage of revenues:


                                                   YEAR ENDED DECEMBER 31,
                               -----------------------------------------------------------------
                                       1995                   1996                  1997
                               -------------------    -------------------    -------------------
                                        (U.S.$ THOUSANDS AND % OF CONSOLIDATED REVENUES)
Revenues.....................  $105,641     100.0%    $128,393      100.0%   $160,236     100.0%
Variable costs of services...    18,818      17.8       21,494       16.7      27,629      17.2
Satellite capacity cost......    10,973      10.4       13,925       10.8      18,906      11.8
Salaries, wages and benefits.    22,220      21.0       25,561       19.9      29,209      18.2
Selling, general and
administrative expenses......    26,094      24.7       23,030       17.9      32,739      20.4
Depreciation and amortization    20,653      19.6       26,318       20.5      28,514      17.8
Interest expense, net........    15,677      14.8       23,185       18.1      24,743      15.4
Net gain (loss) on foreign
exchange.....................     1,838       1.7          910        0.7        (279)     (0.2)
Benefit from (provision for)
foreign income taxes.........       740       0.7       (3,542)      (2.8)      (5,047)    (3.2)
Net loss.....................   (7,417)      (7.0)      (8,483)      (6.6)      (7,966)    (5.0)

1997 COMPARED TO 1996

     Revenues. Revenues for 1997 totaled $160.2 million, an increase of $31.8 million, or 24.8%, from 1996. Revenues at IMPSAT Argentina for 1997 totaled $90.0 million, an increase of $4.9 million, or 5.4%, from IMPSAT Argentina's revenues for 1996. IMPSAT Colombia's revenues for 1997 totaled $49.5 million. This represents an increase of $14.4 million, or 41.0%, from IMPSAT Colombia's revenues for 1996. IMPSAT Venezuela's revenues for 1997 totaled $8.6 million, representing an increase of $4.1 million (or 91.1%) from IMPSAT Venezuela's revenues for 1996. In addition, the revenues at IMPSAT Ecuador ($2.8 million and $5.5 million for 1996 and 1997, respectively) and IMPSAT USA ($0.5 million and $5.0 million for 1996 and 1997, respectively) increased as the Company's operations in those countries continued to grow. As part of their respective revenues, IMPSAT Argentina and IMPSAT USA recorded revenues of $2.2 million and $0.9 million, respectively, during 1997 from certain one-time equipment sales. The significant growth in IMPSAT USA's revenues during 1997 was principally generated by certain short-term, non-recurring contracts. Approximately 41% of IMPSAT USA's revenues for 1997 were derived from such short-term contracts.
The Company is unable to predict whether IMPSAT USA will obtain any such contracts, maintain its revenues at 1997 levels or achieve similar revenue growth in the future.

     The number of customers at IMPSAT Argentina as of December 31, 1997 (excluding Internet, Global Fax, Minidat and Conexia customers) totaled 436, compared to IMPSAT Argentina's customer base of 358 (excluding Internet, Global Fax, Minidat and Conexia customers) at November 30, 1996. IMPSAT Argentina had a total of 2,446 VSAT microstations and 465 Dataplus earth stations installed as of November 30, 1997. Such installations reflect a net total of 335 VSAT microstations and 67 Dataplus earth stations installed for new and existing customers during 1997.

     IMPSAT Colombia had 524 customers as of December 31, 1997 (excluding Internet, Global Fax, Minidat and Conexia customers). This represents an increase of 114 customers during 1997. At December 31, 1997, IMPSAT Colombia had installed 886 VSAT microstations and 324 Dataplus earth stations. During 1997, IMPSAT Colombia withdrew from service a net total of 276 VSAT microstations and installed a net total of 150 Dataplus earth stations for new and existing customers. During 1997, certain of IMPSAT Colombia's customers supplemented or replaced VSAT microstations with higher capacity Dataplus earth stations.

     IMPSAT Venezuela had 102 customers as of December 31, 1997 compared to 75 customers as of December 31, 1996. IMPSAT Venezuela installed a net total of 5 VSAT microstations and 11 Dataplus earth stations during 1997.

     Variable Cost of Services. The Company's variable cost of services for 1997 totaled $27.6 million, an increase of $6.1 million, or 28.5%, from the Company's variable cost of services for 1996. Of the Company's total variable cost of services for 1997, $14.6 million related to the operations of IMPSAT Argentina and $7.3 million related to the operations of IMPSAT Colombia. This compares to variable cost of services of $14.7 million at IMPSAT Argentina and $5.6 million at IMPSAT Colombia for 1996.

     The principal items comprising total variable cost of services are maintenance and installation (including de-installation) costs, and sales commissions paid to third party sales representatives.

     Maintenance costs for the Company totaled $12.5 million during 1997. This represents an increase of $4.0 million over maintenance costs incurred by the Company for 1996. Maintenance costs for IMPSAT Argentina for 1997 amounted to $5.8 million. This represents an increase of $1.3 million over IMPSAT Argentina's maintenance costs during 1996. In Colombia, maintenance costs totaled $4.5 million during 1997, an increase of $1.2 million compared to IMPSAT Colombia's maintenance costs during 1996. Maintenance costs for IMPSAT USA totaled $1.4 million in 1997, compared to maintenance costs of $0.5 million in 1996. IMPSAT USA's maintenance costs for 1997 included fees paid to third-party carriers to terminate the "last mile" of certain private telecommunications network links provided by IMPSAT USA to some of its customers. The increase in maintenance costs of the Company during 1997 compared to 1996 is primarily attributable to the increased level and amount of the Company's telecommunications infrastructure in service as the Company's operations have grown and expanded over time.

     Installation costs for the Company totaled $4.7 million during 1997 in comparison to installation costs of $2.2 million during 1996. The Company installed a net total of 109 VSAT microstations and 204 Dataplus earth stations during 1997. In comparison, the Company installed a net total of 635 VSAT microstations and 261 Dataplus earth stations during 1996. The Company utilizes the services of outside providers of installation services.

     Sales commissions paid to third party sales representatives totaled $5.9 million for 1997, compared to sales commissions paid to third party sales representatives totaling $8.9 million during 1996. The overwhelming amount of such sales commissions were paid to third-party sales representatives with respect to customers of IMPSAT Argentina. Sales commissions paid to third-party sales representatives in Argentina totaled $5.2 million for 1997, compared to $8.3 million for 1996. The Company incurred lower sales commissions during 1997 primarily because of the renegotiation of certain of the agreements with third-party sales representatives for lower commissions.
In addition to direct renegotiations of IMPSAT Argentina's contracts with third-party sales representatives, commissions were also reduced as a result of the renegotiation of underlying contracts with customers, which resulted in reduced sales bases underlying contractually due commissions. For example, the renegotiation and reduction of services provided by IMPSAT Argentina under its agreements to provide private telecommunications network services to BNA, in the second quarter of 1997, resulted in a reduction in the revenues from services provided to BNA by IMPSAT Argentina and a concomitant reduction in related sales commissions to the third party sales representatives contracted with respect to such agreements.

     In addition, the Company incurred costs of equipment sold of $2.8 million 1997. The Company did not incur any costs of equipment sold during 1996. The cost of equipment sold during 1997 relates to the revenues recorded by IMPSAT Argentina and IMPSAT USA during the third quarter of 1997 of $2.2 million and $0.9 million, respectively, as a result of certain one-time equipment sales.

     Satellite Capacity Cost. The Company's satellite capacity costs for 1997 totaled $18.9 million, an increase of $5.0 million over satellite capacity costs for 1996. The Company had approximately 253.0 MHz and 412.6 MHz of leased satellite capacity as of December 31, 1996 and 1997, respectively. The Company's costs for satellite capacity are related to the increase in the Company's customer and revenue bases. The increase in satellite capacity during 1997 consists primarily of amounts contractually scheduled to match anticipated growth in the total number of Dataplus earth stations to be installed by the Company over time which, because of their greater transmission capacity and bandwidth requirements compared to VSATs, utilize larger amounts of satellite capacity. Increases in the Company's utilization of satellite capacity utilized have not been matched by proportionate increases in revenues from its services. As discussed above in "Business - Competition," the Company recently has experienced, and anticipates that it will continue to experience, downward pressure on its prices as it continues to expand its customer base and as competition for private telecommunications network services grows. Upon the renewal and/or expansion of its contracts with existing customers, the prices charged to such customers have generally declined, resulting in a lower revenues per unit of satellite capacity utilized relative to prior years.

     Salaries, Wages and Benefits. Salaries, wages and benefits for 1997 totaled $29.2 million, an increase of $3.7 million over the Company's expenses for salaries, wages and benefits 1996. The Company increased salaries, wages and benefits of its personnel to match market rates and increases in cost of living. IMPSAT Argentina incurred $12.5 million in salaries, wages and benefits costs during 1997, a decrease of $0.1 million over IMPSAT Argentina's salaries, wages and benefits costs during 1996. In Colombia, salaries, wages and benefits costs totaled $6.3 million during 1997, an increase of $1.3 million compared to IMPSAT Colombia's salaries, wages and benefits costs during 1996. The appreciation of the Colombian peso against the U.S. dollar since the beginning of 1997 has resulted in an increase in U.S. dollar terms in salaries, wages and benefits paid to employees of IMPSAT Colombia during that period. Salaries, wages and benefits for 1997 for the Company's other subsidiaries increased by varying amounts totaling $2.4 million, compared to 1996. The Company maintained a total of 683 employees as of December 31, 1997, compared to 650 employees as of December 31, 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the Company consist principally of publicity and promotion costs; provisions for doubtful accounts; fees and other remuneration; travel and entertainment; rent; and plant services, telephone and energy expenses.

     The Company incurred SG&A expenses of $32.7 million for 1997, an increase of $9.7 million from SG&A expenses incurred by the Company during 1996. The increase in SG&A expenses incurred by the Company during 1997 compared to 1996, is primarily attributable to an increase in SG&A expenses incurred by IMPSAT Argentina and IMPSAT Colombia.

     SG&A expenses at IMPSAT Argentina for 1997 totaled $16.8 million, an increase of $6.1 million from SG&A expenses incurred by IMPSAT Argentina for 1996. The increase in SG&A expenses at IMPSAT Argentina in 1997 compared to 1996 include the creation of a specific provision of $2.5 million relating to services invoiced to Empresa Nacional de Correos y Telegrafos S.A. ("ENCOTESA"), the former Argentine state postal agency that was privatized in 1997. In addition to the specific provision relating to ENCOTESA, the Company increased its provision for doubtful accounts from $2.5 million for 1996 to $5.6 million for 1997. The Company has increased its allowance for doubtful accounts as a result of certain payment arrears experienced by a number of customers in Argentina. The Company's current policy is to reserve 30% for accounts receivable in excess of 180 days but less than one year, and 100% for all accounts receivable in excess of 360 days. In 1997, the Company provisioned $1.2 million with respect to a receivable from BNA, a state-owned bank and the largest bank in Argentina, which receivable was generated during 1996 and 1997 under a contract with the Company that was terminated and renegotiated in the second quarter of 1997. The Company has increased the provision over time in light of its age. The payment of the receivable by BNA is subject to the approval of the General Auditor of Argentina, which office is conducting an audit of the procedures used by BNA awarded contracts to its service providers. BNA is current on its payments under its existing contract for the Company's services.

     As a percentage of total revenues, the Company's provision for doubtful accounts increased from 1.9% of total revenues for 1996 to 3.5% of total revenues for 1997. The Company believes that its reserve for doubtful accounts is adequate.

     SG&A expenses at IMPSAT Colombia for 1997 totaled $6.5 million, an increase of $1.9 million from SG&A expenses incurred by IMPSAT Colombia for 1996. The increase in SG&A expenses at IMPSAT Colombia for 1997 is primarily attributable to the cost of additional telephone lines for Internet access and expenses associated with the promotion of IMPSAT Colombia's services at commercial expositions and trade shows.

     SG&A expenses at IMPSAT Venezuela for 1997 totaled $2.3 million, an increase of $0.8 million from SG&A expenses incurred by IMPSAT Venezuela for 1996. The increase in SG&A expenses at IMPSAT Venezuela for 1997 is attributable to $0.3 million of severance payments incurred due to termination of certain of IMPSAT Venezuela's management personnel and increased facilities rental expenses. IMPSAT Venezuela took steps in 1997 to reduce and rationalize its SG&A expenses, including the termination of leases covering excess office and operational facilities. In April 1997, certain changes were made in the senior management levels at IMPSAT Venezuela, including the designation of Mr. Mariano Torre Gomez, previously President at IMPSAT Ecuador, as President of IMPSAT Venezuela.

     Finally, the increase in SG&A expenses incurred by the Company during 1997 compared to 1996 is also attributable to legal and tax advice and other fees and expenses of $4.7 million incurred by the Company during 1997. This represents an increase of $1.1 million over such expenses incurred during 1996. Such expenses were incurred during 1997 primarily in connection with legal fees incurred in connection with its legal proceeding commenced against ENCOTESA, described in Note 9 to the Company's financial statements, the Company's ongoing financing activities and the conduct of preliminary feasibility assessments of the proposed expansion of the Company's operations into Brazil.

     Depreciation and Amortization. The Company's depreciation and amortization for 1997 totaled $28.5 million, representing an increase of $2.2 million (or 8.3%), compared to depreciation and amortization for 1996. Depreciation and amortization for IMPSAT Argentina for 1997 totaled $17.8 million. In 1997, the Company adopted an improved inventory control system, which has enhanced the Company's ability to more accurately track and depreciate its equipment in service.

     Interest Expense, Net. The Company's net interest expense for 1997 totaled $24.7 million, comprising interest expense of $25.9 million and interest income of $1.2 million for 1997. Net interest expense increased $1.6 million (or 6.7%), from net interest expense for 1996. IMPSAT Argentina's net interest expense for 1997 (before eliminating intercompany items) totaled $12.6 million ($3.0 million after eliminating intercompany items). Net interest expense at IMPSAT Colombia for totaled $6.2 million ($4.5 million after eliminating intercompany items). Interest expense with respect to intercompany loans are eliminated in the Company's Consolidated Statement of Operations.

     The increase in net interest expense for 1997 reflects primarily increased indebtedness of the Company, which increased from $199.1 million as of December 31, 1996, to $220.1 million as of December 31, 1997. The increase in net interest expense is also associated with general effect on investment levels and increases in interest rates in "emerging markets" such as Latin America, as a result of the current economic crises in Asia that commenced in mid-1997.

     As of November 30, 1997, total outstanding indebtedness at IMPSAT Argentina (before eliminating intercompany items) equaled $103.9 million, compared to $99.5 million (before eliminating intercompany items) as of November 30, 1996. Total outstanding indebtedness at IMPSAT Colombia as of December 31, 1997 equaled $38.9 million, compared to $35.9 million (before eliminating intercompany items) as of December 31, 1996. In addition, the average interest rate on the Company's indebtedness for 1997 was 11.9%, compared to an average interest rate of 15.4% for 1996.

     Provision for Income Taxes. The Company recorded a provision for income taxes for 1997 of $5.0 million, compared to $3.5 million for 1996. IMPSAT Argentina recorded a provision for income taxes for 1997 for $3.2 million, compared to $4.0 million in 1996. IMPSAT Colombia recorded a provision for income taxes for 1997 of $1.8 million, compared to $1.5 million for 1996. IMPSAT Venezuela recorded a provision for income taxes of $0.8 million, compared to a credit of $1.7 million in 1996.

     Net Loss. The Company incurred a net loss of $8.0 million for 1997, a decrease of $0.5 million (or 6.1%), compared to the Company's net loss of $8.5 million for 1996. The Company's net loss for 1997 is primarily related to losses incurred by the Company's operations in Venezuela (a net loss of $5.4 million); Mexico (a net loss of $1.4 million); as well as management services provided, and overhead expenses incurred, by IMPSAT Corporation of $2.2 million for 1997. IMPSAT Argentina recorded net income of $2.9 million for 1997, a decrease of $0.1 million compared to IMPSAT Argentina's net income for 1996. IMPSAT Colombia recorded net income of $8.4 million for 1997, an increase of $6.2 million compared to IMPSAT Colombia's net income for 1996.

1996 COMPARED TO 1995

     Revenues. Revenues for 1996 totaled $128.4 million, an increase of $22.8 million, or 21.6%, from 1995. The increase in revenues reflected principally a growth in revenues of IMPSAT Colombia, which totaled $35.1 million, representing an increase of $12.7 million, or 56.7%, from 1995. Revenues at IMPSAT Argentina for 1996 totaled $85.1 million (an increase of $4.7 million, or 5.9%, from 1995), revenues at IMPSAT Venezuela totaled $4.5 million for 1996 (an increase of $2.3 million from 1995), and revenues at IMPSAT Ecuador totaled $2.8 million for 1996 (an increase of $2.2 million from 1995). Revenue growth for 1996 was attributable to an increase in the number of customers and services provided.

     IMPSAT Colombia's customer base increased from 271 at December 31, 1995 to 410 at December 31, 1996. During 1996 IMPSAT Colombia installed a net total of 287 VSAT microstations and 148 Dataplus earth stations for new and existing customers. IMPSAT Venezuela also experienced growth in the number of customers and services provided. In

Venezuela, the number of customers increased from 39 at December 31, 1995 to 76 at December 31, 1996, and IMPSAT Venezuela installed a net total of 96 VSAT microstations and 48 Dataplus earth stations for new and existing customers during 1996. In Ecuador, the number of customers increased from 26 as of December 31, 1995 to 44 as of December 31, 1996, and IMPSAT Ecuador installed a net total of 55 VSAT microstations and 5 Dataplus earth stations during 1996.

     The operations at IMPSAT Argentina experienced slower growth than that registered in the other principal countries in which the Company operates. The number of customers at IMPSAT Argentina as of November 30, 1996 totaled 358, compared with 319 customers as of November 30, 1995. During 1996, IMPSAT Argentina installed a net total of 160 VSAT microstations and 43 Dataplus earth stations for new and existing customers, as compared to a net total of 489 VSAT microstations and 119 Dataplus earth stations installed during 1995. The significant diminution in the level of growth of IMPSAT Argentina's revenues and customer base was related to the recession experienced in Argentina that commenced in 1995 and continued through the first six months of 1996.

     Variable Cost of Services. The Company's variable cost of services for 1996 totaled $21.5 million, an increase of $2.7 million, or 14.4%, from the Company's variable cost of services for 1995. Of total variable cost of services, $14.3 million related to the operations of IMPSAT Argentina and $5.9 million related to the operations of IMPSAT Colombia, compared to variable cost of services of $14.7 million at IMPSAT Argentina for 1995 and variable cost of services of $3.7 million at IMPSAT Colombia for 1995.

     Installation costs totaled $2.2 million for 1996, or 10.2% of total variable cost of services, compared to installation costs of $1.8 million, or 9.5% of total variable cost of services for 1995. Variable costs of services declined at IMPSAT Argentina primarily as a result of fewer installations in 1996 due to a lower rate of growth of new services provided and new customers and increased at IMPSAT Colombia because of the rapid growth experienced in that market in new installations and new customers.

     Maintenance costs for the Company totaled $8.5 million during 1996, or 39.5% of total variable cost of services. In comparison, maintenance costs for the Company totaled $4.4 million in 1995, or 23.4% of total variable cost of services. The increase in maintenance costs of the Company during 1996 compared to 1995 was primarily attributable to the increased level and amount of the Company's telecommunications infrastructure in service as the Company's operations grew and expanded over time.

     Sales commissions paid to third party sales representatives totaled $8.9 million for 1996, or 41.4% of the Company's total variable cost of services during such period. The overwhelming amount of such sales commissions ($8.5 million, or 95.5% of total sales commissions) were paid to third party sales representatives with respect to customers of IMPSAT Argentina.

     Satellite Capacity Cost. The Company's satellite lease payments for 1996 totaled $13.9 million, an increase of $2.9 million, or 26.4%, over satellite lease payments for 1995. The Company's costs for satellite capacity are related to the increase in the Company's customer and revenue bases, and the Company has acquired additional leased satellite capacity as needed to meet current and projected levels of business. Total leased satellite capacity has increased from 198.3 MHz as of December 31, 1995 to 253.03 MHz as of December 31, 1996.

     Salaries, Wages and Benefits. Salaries, wages and benefits paid by the Company for 1996 totaled $25.6 million, an increase of $3.3 million, or 15.0% over the Company's expenses for salaries, wages and benefits during 1995. The Company increased personnel headcount during 1996 in Colombia, Mexico, Venezuela, Ecuador and the United States and decreased personnel in Argentina. In the second quarter of 1996, IMPSAT Argentina reduced its technical support staff by 17 persons, its sales workforce by 16 persons and its personnel workforce by 11 persons, resulting in the payment of legally required severance payments for such personnel of $713,000 in the second quarter of 1996. This reduction in workforce was made possible by increases in productivity realized as a result of IMPSAT Argentina's organizational restructuring in 1995. The Company also effectuated a small decrease in the number of employees at Resis Ingenieria, S.A. ("Resis"), a wholly-owned subsidiary that provides management services for the Company.

     Selling, General and Administrative Expenses. SG&A expenses for the Company consist principally of publicity and promotion costs; provision for doubtful accounts; fees and other remunerations; travel and entertainment; rent; and plant services, telephone and energy expenses.

     The Company incurred SG&A expenses of $23.0 million for 1996, a decrease of $3.1 million, or 11.8%, from SG&A expenses incurred by the Company during 1995. SG&A expenses at IMPSAT Argentina for 1996 totaled $10.7 million, a decrease of $3.5 million, or 24.6%, from SG&A expenses incurred by IMPSAT Argentina for 1995. SG&A expenses at IMPSAT Colombia for 1996 totaled $4.3 million, an increase of $0.6 million, or 16.2%, from SG&A expenses incurred by IMPSAT Colombia for 1995.

     Principal items of note with respect to SG&A expenses incurred by the Company in 1996 included the following matters:

     The Company's provisions for doubtful accounts, principally relating to IMPSAT Argentina, increased from $0.4 million for 1995, or 487.3%, to $2.5 million for 1996. The Company increased its allowance for doubtful accounts as a result of certain payment arrears experienced by a number of customers in Argentina. As a percentage of gross total revenues, the Company's allowance for doubtful accounts increased from 1.1% of total revenues for 1995 to 1.9% of total revenues for 1996.

     The Company in 1996 commenced efforts to decrease and rationalize its SG&A expenses. Those steps included a decrease in expenses such as corporate travel expenses and a more efficient use of space requirements. IMPSAT Corporation moved its executive offices from the office space which it leased in the business district in downtown Buenos Aires and centralized its personnel at IMPSAT Argentina's new facility at its Buenos Aires Teleport. The move of IMPSAT Corporation's headquarters personnel to the Buenos Aires Teleport resulted in a savings of $300,000 annually in reduced rental expense in 1996 as compared to 1995.

     Depreciation and Amortization. The Company's depreciation and amortization for 1996 totaled $26.3 million, an increase of $5.7 million, or 27.5%, compared to depreciation and amortization for 1995. Depreciation and amortization for IMPSAT Argentina totaled $18.8 million for 1996, an increase of $2.7 million, or 16.8%, compared to 1995. The increase in depreciation and amortization was related principally to the growth in the Company's private telecommunications network systems and the expansion of its facilities.

     Interest Expense, Net. The Company's net interest expense for 1996 totaled $23.2 million, comprising interest expense of $25.2 million and interest income of $2.0 million. Net interest expense increased $7.5 million, or 47.8%, from net interest expense for 1995. IMPSAT Argentina's net interest expense for 1996 (before eliminating intercompany items) totaled $13.4 million ($9.6 million after eliminating intercompany items), a decrease of $3.0 million, or 28.8%, from net interest expense for 1995. Net interest expense at IMPSAT Colombia for 1996 (before eliminating intercompany items totaled $7.3 million ($7.0 million after eliminating intercompany items), an increase of $1.2 million, or 19.7%, from IMPSAT Colombia's net interest expense for 1995. Interest expense with respect to intercompany loans are eliminated in the Company's Consolidated Statement of Operations.

     The increase in net interest expense reflected increased indebtedness of the Company, which grew from $127.7 million as of December 31, 1995 to $199.1 million as of December 31, 1996. In addition, during the period between the consummation of the offering of the Company's 121/8% Senior Guaranteed Notes due 2003 (the "Senior Notes") and the maturity dates for the indebtedness refinanced with the proceeds of the Senior Notes, the Company was required to incur the interest expense on the existing indebtedness as well as on the Senior Notes, which additional interest expense was offset only partially by the receipt of interest income on the Company's cash balances being held pending repayment. As of November 30, 1996, total outstanding indebtedness at IMPSAT Argentina equaled $101.3 million (including parent company advances of $71.5 million from the proceeds of the Senior Notes), compared to $79.7 million as of November 30, 1995. Total outstanding indebtedness at IMPSAT Colombia as of December 31, 1996 equaled $35.9 million (including parent company advances of $13.0 million from the proceeds of the Senior Notes), compared to $43.6 million as of December 31, 1995. The average interest rate on the Company's indebtedness for 1996 was 15.4%, compared to an average interest rate of 14.1% for 1995.

     Net Gain (Loss) on Foreign Exchange. The Company recorded a net gain on foreign exchange for 1996 of $0.9 million due to a decrease in the Company's indebtedness denominated in Venezuelan bolivars as a result of the devaluation of the Venezuelan bolivar against the U.S. dollar.

     Benefit From (Provision for) Foreign Income Taxes. The Company recorded an provision for foreign income taxes for 1996 of $4.3 million, a decrease of $2.8 million from the benefit for foreign income taxes recorded for 1995. The provision for foreign income taxes reflects the income taxes owed by the Company's operating subsidiaries in their countries of operation. For 1996, IMPSAT Argentina recorded a provision of $4.0 million, and IMPSAT Colombia recorded a provision of $1.5 million. During 1996, IMPSAT Argentina had available net operating loss carryforwards of $3.2 million which were applied towards its income tax liability for 1996. See Note 8 to the Company's consolidated financial statements and Note 9 to IMPSAT Argentina's consolidated financial statements.

     Net Loss. For 1996, the Company incurred a net loss of $8.5 million, an increase of $1.1 million, or 14.9%, compared to the Company's net loss of $7.4 million for 1995. The Company's net loss as a percentage of total net revenues for 1996 declined to 6.6% of total net revenues from a loss of 7.0% of total revenues for 1995. The Company's net loss for 1996 was primarily related to the costs of the Company's operations in Venezuela (a net loss of $1.2 million after deduction for minority interests), Ecuador (a net loss of $1.1 million), Mexico (a net loss of $2.0 million), as well as management services provided, and overhead expenses incurred by IMPSAT Corporation of $5.4 million. Such losses were offset by IMPSAT Argentina's net income for 1996 of $3.0 million, of which the Company's interest after deduction for minority interests totaled $1.5 million and IMPSAT Colombia's net income of $2.2 million for 1996, of which the Company's interest after deduction for minority interests totaled $1.8 million. The increase in the Company's net loss for 1996 was primarily attributable to increased interest expenses associated with the Company's higher levels of indebtedness and the use of IMPSAT Argentina's net operating loss carryforwards.

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

     The ability of the Company to continue the expansion of its private telecommunications network systems at their current rates of expansion and to meet its debt service obligations will be dependent upon the future performance of the Company, including the ability of the Company to obtain additional debt financing and potential equity financing. While the Company anticipates that cash flows from operations, combined with cash and cash equivalents, bank lines of credit and other external sources of financing, are adequate to finance the Company's operating and debt service requirements over the next several years, the Company's ability to maintain its planned program of capital expenditures will be dependent on its ability to obtain additional sources of financing. If the Company is unable to obtain such additional sources of financing, it will not be able to maintain its historical levels of growth and market position in each of the countries in which it operates, which could have an adverse effect on the business and prospects of the Company.

     As set forth in its consolidated statements of cash flow, the Company generated $14.1 million in net cash flow from operating activities for 1997, compared to $9.8 million for 1996. The increase in net cash flow for 1997 from operating activities was primarily attributable to the increase in trade payables ($4.6 million in 1997, versus a decrease in trade payables of $0.1 million in 1996) and an increase in other long-term liabilities ($0.1 million compared to a decrease of $2.5 million in 1996). Financing activities provided $22.5 million in cash flow in 1997, representing a decrease of $44.0 million from 1996. The difference in cash provided from financing activities in 1997 compared to 1996 reflects cash received generated in 1996 from the issuance of the Senior Notes. During 1997, the Company used $55.0 million in net cash flow in investing activities, compared to $53.7 million for 1996.

     At December 31, 1997, the Company had a cash balance of $10.4 million. At that date, the Company's consolidated total debt was $220.1 million, approximately $50.2 million of which was short-term debt. Such short-term debt included $25 million of IMPSAT Argentina's short-term indebtedness, which has been refinanced during February and April 1998 with the proceeds of notes issued by IMPSAT Argentina under the Global Commercial Paper Program. In addition, as of December 31, 1997, approximately $10.2 million of the Company's long-term debt was scheduled to mature in 1998, approximately $16.3 million in 1999, and approximately $143.4 million in the year 2000 and thereafter.

     The Company intends to meet its future capital requirements from cash flow from operations, from additional lines of credit and from future private or public offerings of debt and equity securities of IMPSAT Corporation and/or any of its subsidiaries. Subject to market conditions, the Company is presently considering a medium-term note offering of approximately $200 million to $250 million. Such medium-term note offering would not be registered under the Securities Act, but would be offered and sold in the United States pursuant to an applicable exemption from the registration requirements of the Securities Act. The Company anticipates that it will require approximately $360 million during the period 1998 to 2000 for capital expenditures. With continued deregulation of the telecommunications market throughout the region, the Company may in the future expand its business to include other telecommunications services, such as general voice telephony. In such an event, the Company would need significant amounts of additional financing for required capital expenditures. The Company's projected capital expenditure requirements take into account the establishment of operations and development of private telecommunications network systems in Brazil. The Company's budget contemplates that the Company will need approximately $90 million for the period from 1998 to 2000 for the adequate build-out of a private telecommunications network system in Brazil over that period of time.

     As of April 15, 1998, IMPSAT Argentina had outstanding $50 million of commercial paper issued under the Global Commercial Paper Program. On February 10, 1998, IMPSAT Argentina completed the placement of a first series of $25 million of short-term promissory notes under the Global Commercial Paper Program. The first series under the Global Commercial Paper Program will mature on August 10, 1998. On April 3, 1998, IMPSAT Argentina completed the issuance of a second series of $25 million of short-term promissory notes under the Global Commercial Paper Program, which will mature on December 18, 1998.

     YEAR 2000

     The Company has recognized the need to ensure that its services, computer operations and operating systems will not be adversely affected by the upcoming calendar year 2000. The Company's equipment and operational systems are being reviewed and, where required, detailed plans have been, or are being, developed and implemented on a schedule intended to permit the Company's computer systems and services to continue to function properly. Such plans are likely to involve a combination of software modification, upgrades and replacement. The Year 2000 date conversion effort is expected to increase costs in 1998 and 1999. While final cost estimates are not complete, management does not expect these costs will have a material adverse impact on the Company's financial position, results of operations or cash flows. The Company is not yet able to estimate the cost for Year 2000 compliance with respect to customers and suppliers; however, based on a preliminary review, management does not expect that such costs will have a material adverse effect on the future consolidated results of operations of the Company. However, the Company could be adversely impacted by the Year 2000 date issue if suppliers, customers and other businesses do not address this issue successfully.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statements schedules are set forth beginning on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS

     In accordance with its Bylaws, IMPSAT Corporation currently has eight members on its Board of Directors. In accordance with its Estatutos, IMPSAT Argentina currently has six members on its Board of Directors. The directors of the Company and IMPSAT Argentina, respectively, will hold office until the next annual meeting of their respective stockholders and until successors of such directors have been elected and qualified, or until their earlier death, resignation or removal.

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

     Set forth below are the names, ages and positions of directors and executive officers of the Company and IMPSAT Argentina as of December 31, 1997. The officers designated as executive officers of the Company are employees of Resis, a wholly-owned subsidiary of the Company, which provides services to the Company pursuant to a management services agreement with the Company.



NAME                        AGE  POSITION
----                        ---  --------
Directors
Enrique M. Pescarmona       55   Chairman of the Board; Director
                                 of IMPSAT Argentina
Ricardo A. Verdaguer        47   President and Chief Executive
                                 Officer; Chairman of the Board of
                                 Directors of IMPSAT Argentina
Roberto Vivo                44   Director, Deputy Chief Executive
                                 Officer and Vice President,
                                 Marketing; Director of IMPSAT
                                 Argentina
Alexander Rivelis           57   Director and Vice President,
                                 International Development
Lucas Pescarmona            27   Director
Sofia Pescarmona            24   Director
Renato De Rimini*           46   Director
Girolamo Di Genova*         58   Director
Executive Officers
Hector Alonso               40   Chief Operating Officer
Guillermo Jofre             42   Chief Financial Officer
Guillermo V. Pardo          47   Vice President, Planning
Jose R. Torres              39   Vice President, Administration,
                                 Chief Accounting Officer;
                                 Director of IMPSAT Argentina
Luca Minzolini*             36   Vice President, Control Management
Giulio Masserano*           45   Vice President, New Business
Alejandro Suarez del Cerro  44   Vice President, Technology
Rafael Carchak Canes        48   President and Director of IMPSAT
                                 Argentina
Pedro O. Mayol              58   Director of IMPSAT Argentina
Jorge Marine                35   Manager, Administration of IMPSAT Argentina
Horacio Sajoux              45   President of IMPSAT Colombia

_____________________

* Pursuant to the terms of the Stock Purchase and Termination Agreement, effective as of March 19, 1998, Messrs. De Rimini and Mr. DiGenova resigned as Directors of the Company, and Messrs. Minzolini and Masserano resigned as officers of the Company. Pursuant to the terms of the Certificate of Designations, on March 19, 1998, Ms. Marianne Hay and Mr. Stephen Munger were elected to the Company's Board of Directors by the Purchasers holding a majority of the shares of Series A Preferred Stock issued on March 19, 1998. See "Recent Developments - STET Share Purchase and Series A Preferred Stock Offering."

NAME                 AGE  POSITION
----                 ---  --------
Mariano Torre Gomez  47   President of IMPSAT Venezuela
Mauricio G. Klau     35   President of IMPSAT Mexico
Rodolfo Arroyo       38   President of IMPSAT Ecuador
Richard Horner       46   President of IMPSAT USA

     Biographies of Directors and Executive Officers

     Information with respect to the business experience and the affiliations of the current directors and executive officers of the Company is set forth below.

     Enrique M. Pescarmona has been Chairman of the Board of Directors of IMPSAT Corporation since September 1994 and a member of the Board of Directors of IMPSAT Argentina since March 1994. Mr. Pescarmona is also Chairman of Corporacion IMPSA S.A. ("CORIM") and Industrias Metalurgicas Pescarmona S.A.I.C. y F. ("IMPSA"). He is a director of Lagarde, S.A. (a wine company), Ingenieria y Computacion S.A. ("ICSA") (a manufacturer of electronic components), Mercantil Andina S.A. (an insurance company), TCA Argentina S.A. (a manufacturer of automobile parts), Buenos Aires al Pacifico San Martin S.A. and Ferrocarriles Mesopotomico General Urquiza S.A. (Argentine railway companies); and is Vice President of Henri Lagarde S.A. (an agribusiness). Mr. Pescarmona is an electromechanical engineer with a master's degree in economics and business administration from the University of Navarra in Spain.

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

     Lucas Enrique Pescarmona, the son of Enrique M. Pescarmona, has been a member of the Board of Directors of IMPSAT Corporation since February 1996. From 1993 to 1995 he held positions in the Buenos Aires, Argentina office of Arthur Andersen & Co. In 1995 he transferred to Tecnologica em Componentes Automotivas Ltda., a Brazilian manufacturer of automotive parts that is part of the Pescarmona group, as senior investment analyst in Brazil. Mr. Pescarmona is also a member of the Board of Directors of TCA Argentina S.A., a company within the Pescarmona group. Mr. Pescarmona holds degrees in Economics and Political Science from the University of Pittsburgh and holds a master of business administration degree at SDA Bocconi in Milan.

     Sofia Pescarmona, the daughter of Enrique M. Pescarmona, has been a member of the Board of Directors of IMPSAT Corporation since February 1996. From August 1994 to December 1997, Ms. Pescarmona has held several positions in the Company, including in the Internet unit and the marketing department of IMPSAT Corporation and the sales department of IMPSAT Argentina. Ms. Pescarmona holds a degree in International Relations from Tufts University. Ms. Pescarmona is currently pursuing an MBA degree at IEA, Universidad Austral in Argentina.

     Marianne Hay has been a member of the Board of Directors of IMPSAT Corporation since March 1998. Ms. Hay is a Managing Director of Morgan Stanley Dean Witter & Co. and is President of the Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. Ms. Hay joined Morgan Stanley in 1993. Ms. Hay graduated from Edinburgh University with a degree in Genetics and holds a Diploma in Education and the qualification of Association of the Institute of Bankers in Scotland.

     Stephen R. Munger has been a member of the Board of Directors of IMPSAT Corporation since March 1998. Mr. Munger is a Managing Director in the Mergers, Acquisitions and Restructuring Department of Morgan Stanley & Co. Incorporated with a focus on the energy industry and is Head of the Private Investment Department. He joined the Firm in 1988 as a Vice President in the Corporate Finance Department. He became a principal in 1990 and a Managing Director in 1993. Prior to joining Morgan Stanley, Mr. Munger was Vice President at Merrill Lynch & Co. Since February 1998, Mr. Munger has been a member of the board of directors of Wright Medical Technologies, Inc. Mr. Munger graduated from Dartmouth College and received an MBA from the Wharton School of the University of Pennsylvania.

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

     Guillermo Jofre has been Chief Financial Officer of IMPSAT Corporation since May 1995. Prior to joining the Company, Mr. Jofre was Executive Vice President of Banque Indosuez in Argentina from 1993 to 1995, and has had approximately ten years of experience in management positions with companies in Argentina, Germany and Switzerland. Presently, Mr. Jofre also serves as a member of the Board of Directors of the investment fund Bemberg Inversiones S.A. Mr. Jofre holds a degree in public accounting from University of Cordoba and an MBA from Imede of Switzerland.

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

     Alejandro Suarez del Cerro has been Vice President, Technology of IMPSAT Corporation since November 1997. Previously, Mr. Suarez del Cerro held a number of management positions with IMPSAT Argentina, including the positions of Technical Project Leader from 1988 to 1990, Technical Manager from 1990 to 1991, Development Manager from 1991 to 1994 and Vice President, Technology from 1995 to 1997. Mr. Suarez del Cerro holds a degree in electronic engineering from Universidad de Buenos Aires.

     Rafael Carchak Canes has been President and a Director of IMPSAT Argentina since May 1995. Prior to joining the Company, Mr. Carchak served in a variety of management positions with Eveready over a 15 year period, including Operations Manager of Eveready Argentina from 1990 to 1992, and as President of Eveready Argentina from 1992, in which position Mr. Carchak had responsibility for Eveready's operations in Argentina, Paraguay and Chile. Mr. Carchak holds a degree in engineering from Universidad de Buenos Aires.

     Pedro 0. Mayol has been a member of the Board of Directors of IMPSAT Argentina since 1990. He also serves as a member of the Board of Directors of several other Argentine corporations, including Lagarde S.A., ICSA, TCA Argentina S.A., Mercantil Andina S.A., CORIM and IMPSA. Mr. Mayol, who is a brother-in- law of Enrique Pescarmona, is an architect.

     Jorge Marine joined the Company as Manager, Administration in June 1995. Previously, Mr. Marine was employed as a Manager, Administration and Finance by BNL Inversiones, a company within the Banca Nazionale del Lavoro group. Mr. Marine is a public accountant.

     Horacio Sajoux has been President of IMPSAT Colombia since September 1996. Previously, Mr. Sajoux held several management positions with IMPSAT Colombia, including General Director of Teledatos S.A., the joint venture entity formed by IMPSAT Colombia and ETB; Vice President, Commercial and Technology; and Commercial Manager and Director of Technology. Prior to joining IMPSAT Colombia in 1992, Mr. Sajoux was employed in a number of management positions at IMPSAT Argentina beginning in 1989. Mr. Sajoux received a degree in Electromechanical Engineering from Universidad de Buenos Aires.

     Mauricio Gabriel Klau has been President of IMPSAT Mexico since June 1997. Previously, Mr. Klau held several positions within IMPSAT Argentina and IMPSAT Mexico. Mr. Klau holds a degree in electronic engineering from Universidad de Buenos Aires.

     Mariano Torre Gomez has been President of IMPSAT Venezuela since April 1997. Mr. Torre has served in a variety of positions involving engineering, production, planning, business development and new markets for companies in the Pescarmona group over a period of 17 years. Mr. Torre served two years as President of IMPSAT Ecuador from 1997. Before that, Mr. Torre served four years at IMPSAT Argentina in the Commercial and New Licenses Departments. Mr. Torre holds a degree in engineering from Universidad Tecnologica Nacional.

     Rodolfo Arroyo became President of IMPSAT Ecuador in March 1997, after joining IMPSAT Ecuador as a General Manager in April 1996. From the end of 1991 until April 1996, Mr. Arroyo was employed in several different capacities at IMPSAT Colombia, including Vice President, Planning and Control and Vice President, Operations. Prior to joining the Company, Mr. Arroyo was employed by IMPSA as Projects Manager from July 1988 until December 1991. Mr. Arroyo holds a degree in civil engineering from Universidad Nacional de San Juan in Mendoza, Argentina.

     Richard Horner has been President of IMPSAT USA since July 1995. Prior to joining IMPSAT USA, Mr. Horner was South American Sales Manager for Scientific-Atlanta Network Systems Group from 1991 to 1995, where he was responsible for commercialization of satellite-based network products to both PTOs and emerging private sector carriers. Mr. Horner holds a Bachelor of Arts degree from Amherst College, a degree in Electrical Engineering from the University of Kansas and a Master of Arts degree in Latin American Studies from the University of Texas - Austin.

ITEM 11.  EXECUTIVE COMPENSATION

     The following tables set forth the compensation paid or accrued to the chief executive officer and the seven most highly compensated other executive officers receiving over $100,000 per year for services rendered of each of the Company and IMPSAT Argentina during fiscal year 1997. No bonuses were paid by the Company or IMPSAT Argentina to such executive officers during fiscal year 1997. The Company and IMPSAT Argentina do not maintain any long-term incentive plans and do not grant stock appreciation rights, stock options or restricted stock awards.


SUMMARY COMPENSATION TABLE


        NAME AND
   PRINCIPAL POSITION              ANNUAL COMPENSATION
   ------------------     -------------------------------------
                                                   OTHER ANNUAL
      THE COMPANY         YEAR   SALARY    BONUS   COMPENSATION
      -----------         ----   ------    -----   ------------
Enrique M. Pescarmona
Chairman of the Board....  1997   $291,045   $--       $--
Ricardo A. Verdaguer
President and Chief
Executive Officer........  1997   $240,500   $--       $--
Roberto Vivo
Director, Deputy Chief
Executive Officer and
Vice President, Marketing  1997   $198,250   $--       $--
Hector Alonso
Chief Operating Officer..  1997   $134,680   $--       $--
Guillermo Jofre
Chief Financial Officer..  1997   $134,680   $--       $--
Guillermo Pardo
Vice President, Planning.  1997   $134,680   $--       $--
Alexander Rivelis
Vice President,
International
Development..............  1997   $134,680   $--       $--
Jose R. Torres
Vice President,
Administration, Chief
Accounting Officer.......  1997   $134,680   $--       $--

    IMPSAT ARGENTINA
-------------------------
Rafael Carchak Canes
President and Chief
Executive Officer........  1997   $203,372   $--       $--

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and the accompanying notes set forth certain information concerning the beneficial ownership of IMPSAT Corporation's capital stock and IMPSAT Argentina's common stock as of December 31, 1997 by (i) each person who owned of record, or was known to own beneficially, more than five percent of any class of IMPSAT Corporation's capital stock or IMPSAT Argentina's common stock, (ii) each director, (iii) each executive officer and
(iv) all directors and executive officers as a group. Except as otherwise indicated, each person listed in the table has informed the

Company that such person has (i) sole voting and investment power with respect to such person's shares of capital stock and (ii) record and beneficial ownership with respect to such person's shares of capital stock.



NAME AND ADDRESS OF BENEFICIAL OWNER       SHARES         PERCENT
------------------------------------       ------         -------
IMPSAT CORPORATION COMMON STOCK
Beneficial Owners of more than 5%
Nevasa Holdings Ltd.(1).............
17 Dame Street
Dublin 2, Ireland                            75,594,480        75%
STET International Netherlands NV(2)
6-8 Hoeckenrode
Amsterdam, The Netherlands                   25,198,160        25%
Directors and Executive Officers(1).                  0         0%
All Directors and Officers as a
Group (23 persons)(1)...............                  0         0%

IMPSAT ARGENTINA COMMON STOCK
Beneficial Owners of more than 5%
Invertel S.A.(3)
Viamonte 1526
Buenos Aires, Argentina.............              2,613      51.0%
Credit Suisse
Esmeralda 130
Capital Federal,
Buenos Aires, Argentina.............                248      4.84%
IMPSAT Corporation
Alferez Pareja 256 (1107)
Buenos Aires, Argentina.............              2,229     43.51%
STET International Netherlands NV(2)
6-8 Hoeckenrode
Amsterdam, The Netherlands..........                 33      0.64%
Directors and Executive Officers(1).                  0         0%
All Directors and Officers as a
Group (7 persons)(1)................                  0         0%

--------------------

(1) Nevasa Holdings Ltd. is controlled by CORIM, Militello Ltd. and Rotling International Corporation. CORIM, an Argentine corporation that holds an 82.54% equity interest in Nevasa, is controlled by Mr. Enrique Pescarmona, Chairman of the Board of Directors of IMPSAT Corporation, and other members of the Pescarmona family and is a holding company for businesses engaged in a variety of activities including property, casualty and other insurance, heavy-steel capital goods, manufacturing auto parts, cargo transportation and environmental services. Militello Ltd., a British Virgin Islands corporation, holds an 11.62% equity interest in Nevasa and is itself controlled by Mr. Roberto Vivo, Deputy Chief Executive Officer of IMPSAT Corporation. Rotling International Corporation, a British Virgin Islands corporation, holds a 5.84% equity interest in Nevasa and is itself controlled by Mr. Ricardo Verdaguer, President and Chief Executive Officer of IMPSAT Corporation.

(2) STET International Netherlands NV is a wholly-owned subsidiary of STET International SpA. STET International SpA is in turn held 51% by STET SpA, 37% by Telecom Italia and 12% by Telecom Italia Mobile, each of which are controlled by IRI-Instituto per la Ricostruzione Industriale SpA.

(3)  The Company holds a 99.9% equity interest in Invertel S.A.

     As described under "Recent Developments - STET Share Purchase and Series A Preferred Stock Offering," on March 19, 1998, the STET Shares were redeemed with the proceeds of a substantially concurrent issuance and sale by the Company of $125 million of the Series A Preferred Stock to the Purchasers. As a result, Nevasa currently owns 100% of the Company's outstanding common stock of the Company and the Purchasers own 100% of the Series A Preferred Stock. In connection with these transactions, effective as of March 19, 1998, Nevasa and the Purchasers have entered into a securityholders agreement relating to the joint management of IMPSAT Corporation. The securityholders agreement, which is filed as an exhibit to this Report, provides the Purchasers with veto rights with respect to certain significant corporate actions and provides the Purchasers with a minimum of two seats on the Company's board of directors for so long as a majority of the Series A Preferred Stock initially issued on March 19, 1998 are held by the Purchasers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company in the normal course of its business provides private telecommunications network services to companies in which CORIM, members of the Pescarmona family, STET and entities affiliated with the Suramericana Group (as defined in the following paragraph) have an interest. Total telecommunications services provided to companies in which CORIM or members of the Pescarmona family have an interest during 1997 totaled approximately $1.9 million. Total telecommunications services provided to companies affiliated with the Suramericana Group for 1997 totaled approximately $4.8 million.

     The Company holds a 74.2% equity interest in IMPSAT Colombia, of which 18.75% is held directly and 55.45% held indirectly through Colinvertel, a holding company in which the IMPSAT Corporation holds a 71.74% equity interest. The shareholders of Colinvertel have agreed to merge Colinvertel with and into IMPSAT Colombia. The consummation of such merger is pending receipt of certain necessary Colombian governmental approvals. Suramericana de Seguros and Suramericana de Capitalizacion, the insurance and finance companies, respectively of the Sindicato Antioqueno (Suramericana de Seguros, Suramericana de Capitalization and affiliated entities being referred to as the "Suramericana Group"), together hold a 27% equity interest in Colinvertel. The Suramericana Group also holds a 25% equity interest in IMPSAT Venezuela.

     The following is a description of the most significant of transactions between the Company and its subsidiaries and entities affiliated with CORIM, STET and the Suramericana Group. Although the Company believes that transactions with its affiliates are generally conducted on an arm's length basis, conflicts of interest are inherent in such transactions..

     IMPSAT Argentina provides telecommunications services to Industrias Metalurgicas Pescarmona, S.A.I.C. y F. ("IMPSA"), a company controlled by CORIM that produces heavy steel capital goods, including hydromechanical equipment and cranes, and through subsidiaries, engages in other business including but not limited to cargo transportation, auto parts manufacturing and general environmental services. Total telecommunications services provided to IMPSA for 1997 totaled approximately $414,000.

     IMPSAT Argentina provides telecommunications services to TCA S.A. ("TCA"), a company controlled by CORIM and IMPSA that produces wire harnesses for automobile electrical systems and coil springs for automobile suspension systems in Argentina and Brazil. Total telecommunications services provided to TCA for 1997 totaled approximately $80,000.

     IMPSAT Argentina provides telecommunications services to Buenos Aires al Pacifico San Martin S.A. ("BAPSA"), a company controlled by CORIM and IMPSA that operates the San Martin Railway between Buenos Aires and the Cuyo region in central-western Argentina and provides cargo transportation services along the San Martin Railway. Total telecommunications services provided to BAPSA for 1997 totaled approximately $1,042,000.

     IMPSAT Argentina provides telecommunications services to Mercantil Andina S.A., an insurance company owned by CORIM and members of the Pescarmona family. Total telecommunications services provided to Mercantile Andina S.A. for 1997 totaled approximately $230,000.

     IMPSAT Argentina provides telecommunications services to Lagarde S.A., a company owned by members of the Pescarmona family that owns and operates a winery in the Mendoza area of Argentina. Total telecommunications services provided to Lagarde S.A. for 1997 totaled approximately $62,000.

     IMPSAT Colombia provides telecommunications services to several companies within the Suramericana Group, including Suramericana de Seguros, an insurance company, Corporacion Financiera Nacional y Suramericana S.A. ("Corfinsura"), a financial institution, Susalud, a health services company, Proteccion S.A., a pension fund, Suleasing, a finance company, and Sufinanciamiento, a finance company. During 1997, the total amount of telecommunications services rendered to the Suramericana Group totaled approximately $4,161,000, the most significant of which are detailed in the following breakdown:


Suramericana de Seguros        $650,386
Corfinsura                      140,423
Susalud                          79,449
Sufinanciamiento                103,379
Proteccion                      119,323
Suleasing                        85,837
Conavi                          860,131
Suvalor                         140,266
Cementos Rio Claro               65,961
Industrias Noel                 405,684
Acerias Paz del Rio             116,100
Almacenes Exito                 190,294
Banco Industrial Colombiano   1,135,842

     During 1997, IMPSAT Venezuela provided telecommunications services to several companies within the Suramericana Group, including Industrias Alimenticias Noel de Venezuela S.A., which totaled approximately $98,000, and Cadena de Tiendas Venezolanas S.A., which totaled approximately $563,000.

     In the normal course of business, the Company enters into transactions with companies in which CORIM, members of the Pescarmona family or the Suramericana Group have an interest. The following is a description of the most significant of such transactions.

     Mercantil Andina acts from time to time as an insurance broker and an insurer for IMPSAT Argentina. IMPSAT Argentina paid premiums to Mercantil Andina S.A., totaling approximately $474,000 during 1997.

     The Company received technical assistance in 1997 from Telecom Italia and ITALCABLE, affiliates of STET, which assistance consisted of the seconding of three employees from Telecom Italia and ITALCABLE to the Company. Total invoices from Telecom Italia and ITALCABLE for such services for 1997 totaled approximately $360,000.

     Corfinsura and Banco Industrial Colombiano, are creditors of IMPSAT Colombia. As of December 31, 1997, IMPSAT Colombia was indebted to Corfinsura in the amount of $7,390,000 and to Banco Industrial Colombiano in the amount of approximately $6,081,000. The total interest paid for 1997 was approximately $1,695,000.

     Suramericana de Seguros acts from time to time as an insurance broker and an insurer for IMPSAT Colombia. IMPSAT Colombia paid premiums to Suramericana de Seguros totaling approximately $384,000 in 1997.

     Certain other companies within the Suramericana Group, including Suleasing S.A. and Suleasing Panama, provide financial leasing services to IMPSAT Colombia. The total indebtedness as of December 31, 1997 was approximately $1,604,000 and the total interest paid in 1997 was approximately $117,000.

     Other payments by IMPSAT Colombia to companies of Suramericana Group in 1997 included: payments of approximately $239,000 to Proteccion, S.A. for pension fund services; Susalud, had total payments of approximately $177,000 to Susalud, S.A. for health benefit services; and payments of approximately $309,000 to Sodexho Pass for employee luncheon services.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) LIST OF FINANCIAL STATEMENTS

Consolidated Financial Statements of IMPSAT Corporation and Subsidiaries
      Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 1997
      Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 1997
      Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1997

Consolidated Financial Statements of IMPSAT S.A. and Subsidiaries
      Balance Sheets as of November 30, 1996 and 1997 and December 31, 1997 Statements of Income for the One Month Period Ended December 31, 1997, and for Each of the Three Years in the Period Ended November 30, 1997 Statements of Stockholders' Equity for the One Month Period Ended December 31, 1997, and for Each of the Three Years in the Period Ended November 30, 1997
      Statements of Cash Flows for the One Month Period Ended December 31, 1997, and for Each of the Three Years in the Period Ended November 30, 1997

(A)(2) LIST OF SCHEDULES.

     All schedules for which provision is made in the applicable accounting regulations of the Commission are omitted because they are not applicable, or the information is included in the financial statements included herein.

(A)(3) EXHIBITS

     The exhibits listed in the accompanying Exhibit Index and required by Item 601 of Regulation S-K (numbered in accordance with Item 601 of Regulation S-K) are filed or incorporated by reference as part of this Report.

(B) REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, April 15, 1998.


                                           IMPSAT Corporation



                                           By:  /s/ Ricardo A. Verdaguer
                                                ________________________
                                                Ricardo A. Verdaguer,
                                                President and Chief
                                                Executive Officer

                                                Date: April 15, 1998


                                           IMPSAT S.A.



                                           By:  /s/ Rafael Carchak Canes
                                                ________________________
                                                Rafael Carchak Canes,
                                                President

                                                Date: April 15, 1998

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

SIGNATURE                  TITLE                                          DATE
/s/ Enrique M. Pescarmona  Chairman of the Board of Directors of IMPSAT   April 15, 1998
                           Corporation

/s/ Guillermo Jofre        Vice President, Finance of IMPSAT Corporation  April 15, 1998

/s/ Jose R. Torres         Vice President, Administration and Chief       April 15, 1998
                           Accounting Officer of IMPSAT Corporation

/s/ Roberto Vivo           Director, Deputy Chief Executive Officer and   April 15, 1998
                           Vice President, Marketing of IMPSAT
                           Corporation

/s/ Alexander Rivelis      Director and Vice President, International     April 15, 1998
                           Development of IMPSAT Corporation

/s/ Lucas Pescarmona       Director of IMPSAT Corporation                 April 15, 1998

/s/ Sofia Pescarmona       Director of IMPSAT Corporation                 April 15, 1998

/s/ Marianne Hay           Director of IMPSAT Corporation                 April 13, 1998

/s/ Stephen R. Munger      Director of IMPSAT Corporation                 April 13, 1998

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

SIGNATURE                  TITLE                         DATE
/s/ Ricardo A. Verdaguer   Chairman of the Board of      April 15, 1998
                           Directors of IMPSAT
                           Argentina

/s/ Enrique M. Pescarmona  Director of IMPSAT Argentina  April 15, 1998

/s/ Roberto Vivo           Director of IMPSAT Argentina  April 15, 1998

/s/ Pedro Mayol            Director of IMPSAT Argentina  April 15, 1998

/s/ Rafael Carchak Canes   Director of IMPSAT Argentina  April 15, 1998

/s/ Jose R. Torres         Director of IMPSAT            April 15, 1998
                           Argentina (principal
                           financial officer)

/s/ Jorge I. Marine        Manager, Administration of    April 15, 1998
                           IMPSAT Argentina (principal
                           accounting officer)

/s/ Richard Horner         Attorney-in-Fact              April 13, 1998

                                 EXHIBIT INDEX


EXHIBIT NO.  DESCRIPTION                                                 PAGE NO.
-----------  -----------                                                 --------
   3.1.      Restated Certificate of Incorporation of the Company.
             Filed herewith.
   3.2.      Restated Bylaws of the Company. Filed herewith.
   4.1.      Supplemental Indenture dated as of May 13, 1997 among
             IMPSAT Corporation, IMPSAT S.A. and The Bank of New York.
             Filed herewith.
    4.2      Certificate of Designations dated as of March 19, 1998.
             Filed herewith.
    9.1      Securityholders Agreement dated as of March 19, 1998,
             among Nevasa and the Purchasers and certain other
             parties. Filed herewith.
   10.1.     Stock Purchase and Termination Agreement dated as of
             February 19, 1998, among the Company, Nevasa, STET
             International, and certain other parties. Filed herewith.
   10.2.     Securities Purchase Agreement dated as of March 19, 1998,
             among the Company, Newco and the Purchasers. Filed
             herewith.
   21.1.     List of subsidiaries of the registrants (incorporated by
             reference to the"Business - General" section of this
             report).
   24.1.     Power of Attorney (included on the signature page hereto).
   27.1.     Financial Data Schedule. Filed herewith.

INDEPENDENT AUDITORS' REPORT

To the Shareholders of IMPSAT Corporation:

We have audited the accompanying consolidated balance sheets of IMPSAT Corporation and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and of cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IMPSAT Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Miami, Florida
April 13, 1998

IMPSAT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996 (IN THOUSANDS OF U.S. DOLLARS)
------------------------------------------------------------------------------

ASSETS                                                         1997          1996
CURRENT ASSETS:
Cash and cash equivalents                                      $ 10,439      $ 28,895
Trade accounts receivable, net                                   36,596        22,969
Other receivables                                                15,583        12,372
Prepaid expenses                                                  2,397         4,068
                                                           ------------  ------------
Total current assets                                             65,015        68,304
                                                           ------------  ------------
PROPERTY, PLANT AND EQUIPMENT, Net                              255,422       227,086
                                                           ------------  ------------
NON-CURRENT ASSETS:
Trade account receivables, net                                    5,143         5,143
License and permit costs, net                                     2,003         2,413
Deferred income taxes, net                                                      4,812
Deferred financing costs, net                                     4,044         4,761
Other non-current assets                                          8,289         2,711
                                                           ------------  ------------
Total non-current assets                                         19,479        19,840
                                                           ------------  ------------
TOTAL                                                          $339,916      $315,230
                                                           ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade                                       $ 25,289      $ 19,250
Short-term debt                                                  50,189        31,852
Current portion of long-term debt                                10,186        11,022
Accrued liabilities                                               8,878        11,708
Deferred income taxes, net                                          247
Other liabilities                                                 8,649         4,293
                                                           ------------  ------------
Total current liabilities                                       103,438        78,125
                                                           ------------  ------------
LONG-TERM DEBT, Net                                             159,677       156,230
                                                           ------------  ------------
OTHER LONG-TERM LIABILITIES                                       3,014         3,752
                                                           ------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 9)
MINORITY INTEREST                                                10,398        30,242
                                                           ------------  ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; 100,792,640 and
77,750,640 shares authorized, issued and outstanding
at December 31, 1997 and 1996, respectively                     100,793        77,751
Accumulated deficit                                            (37,404)      (30,870)
                                                           ------------  ------------
Total stockholders' equity                                       63,389        46,881
                                                           ------------  ------------
TOTAL                                                          $339,916      $315,230
                                                           ============  ============

See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
DECEMBER 31, 1997 (IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------

                                                       1997             1996             1995
NET REVENUES FROM SERVICES                               $160,236         $128,393         $105,641
                                                  ---------------  ---------------  ---------------
COST AND EXPENSES:
Variable cost of services                                  27,629           21,494           18,818
Satellite capacity cost                                    18,906           13,925           10,973
Salaries, wages and benefits                               29,209           26,631           22,220
Selling, general and administrative                        32,739           21,960           26,094
Depreciation and amortization                              28,514           26,318           20,653
                                                  ---------------  ---------------  ---------------
Total cost and expenses                                   136,997          110,328           98,758
                                                  ---------------  ---------------  ---------------
Operating income                                           23,239           18,065            6,883
                                                  ---------------  ---------------  ---------------
OTHER INCOME (EXPENSES):
Interest expense, net                                    (24,743)         (23,185)         (15,677)
Net (loss) gain on foreign exchange                         (279)              910            1,838
Other (expense) income, net                                 (155)            1,035              511
                                                  ---------------  ---------------  ---------------
Total other income (expense)                             (25,177)         (21,240)         (13,328)
                                                  ---------------  ---------------  ---------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST            (1,938)          (3,175)          (6,445)
(PROVISION FOR) BENEFIT FROM INCOME TAXES                 (5,047)          (3,542)              740
                                                  ---------------  ---------------  ---------------
LOSS BEFORE MINORITY INTEREST                             (6,985)          (6,717)          (5,705)
INCOME ATTRIBUTABLE TO MINORITY INTEREST                    (981)          (1,766)          (1,712)
                                                  ---------------  ---------------  ---------------
NET LOSS                                                 $(7,966)         $(8,483)         $(7,417)
                                                  ===============  ===============  ===============

See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 1997
(IN THOUSANDS OF U.S. DOLLARS)
------------------------------------------------------------------------------

                                         CAPITALIZATION
                                      ----------------------
                                            COMPANY               IMPSAT       ACCUMULATED                 MINORITY
                                      SHARES        AMOUNT      ARGENTINA        DEFICIT       TOTAL       INTEREST
BALANCE AT DECEMBER 31, 1994            51,301     $51,301       $13,360         $(1,880)     $62,781      $24,892
Additional capitalization IMPSAT
Venezuela                                                                                                    1,872
Net loss for the year                                                             (7,417)     (7,417)        1,712
                                      -------      --------     ----------      ---------     --------      -------
BALANCE AT DECEMBER 31, 1995           51,301       51,301        13,360          (9,297)(*)   55,364       28,476
IMPSAT Argentina exchange (51%)        26,450       26,450       (13,360)        (13,090)
Net loss for the year                                                             (8,483)     (8,483)        1,766
                                      -------      --------     ----------      ---------     --------      -------
BALANCE AT DECEMBER 31, 1996           77,751       77,751             -         (30,870)(*)   46,881       30,242
IMPSAT Argentina exchange (43.5%)      23,042       23,042                                     23,042      (22,393)
Additional capitalization IMPSAT
Colombia and IMPSAT Venezuela                                                                                1,537
Adjustment for change in IMPSAT
Argentina's fiscal year end (Note 2)                                               1,432        1,432            31
Net loss for the year                                                             (7,966)      (7,966)          981
                                      -------      --------     ----------      ---------     --------      -------
BALANCE AT DECEMBER 31, 1997          100,793      $100,793     $               $(37,404)(*)   $63,389      $10,398
                                      =======      ========     ==========      =========     ========      =======


(*) Includes an appropriation of retained earnings amounting to $449, $1,254 and $1,410 in 1995, 1996 and 1997, respectively, to comply with legal reserve requirements in Argentina.

See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
(IN THOUSANDS OF U.S. DOLLARS)

                                                                           1997               1996               1995
                                                                           ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(7,966)           $(8,483)           $(7,417)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Amortization and depreciation                                                   28,514             26,318             20,653
Deferred income tax provision (benefit)                                          4,748              3,012              (936)
Adjustment for change in IMPSAT Argentina's fiscal year end                      1,774
Income attributable to minority interest                                           981              1,766              1,712
Changes in assets and liabilities:
Increase in trade accounts receivable, net                                    (13,627)            (6,525)            (5,940)
Decrease (increase) in prepaid expenses                                          1,671            (1,406)              1,513
Increase in other receivables and other non-current assets                     (8,072)            (6,647)              (446)
Increase (decrease) in accounts payable - trade                                  4,627               (41)              8,444
Increase in accrued and other liabilities                                        1,526              4,340              1,658
Decrease in other long-term liabilities                                           (89)            (2,491)              (347)
                                                                     -----------------  -----------------  -----------------
Net cash provided by operating activities                                       14,087              9,843             18,894
                                                                     -----------------  -----------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                    (55,028)           (53,648)           (66,796)
Capitalized preoperating costs                                                                       (33)              (114)
                                                                     -----------------  -----------------  -----------------
Net cash used by investing activities                                         (55,028)           (53,681)           (66,910)
                                                                     -----------------  -----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from (payments on) short-term debt                               18,337           (28,483)             15,533
Capital contribution from minority interest                                      1,537                                 1,872
Proceeds from long-term debt, net of deferred financing costs                   10,483            132,888              8,545
Repayments of long-term debt                                                   (7,872)           (37,888)            (3,853)
                                                                     -----------------  -----------------  -----------------
Net cash provided by financing activities                                       22,485             66,517             22,097
                                                                     -----------------  -----------------  -----------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (18,456)             22,679           (25,919)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  28,895              6,216             32,135
                                                                     -----------------  -----------------  -----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $10,439            $28,895             $6,216
                                                                     =================  =================  =================
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                  $23,442            $19,413            $16,498
                                                                     =================  =================  =================
Foreign income taxes paid                                                       $1,375             $1,015               $244
                                                                     =================  =================  =================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
ACTIVITIES:
Equipment in transit                                                            $1,412               $350               $264
                                                                     =================  =================  =================
See notes to consolidated financial statements.

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

     As part of the formation of the Company, a shareholder of the Company contributed its ownership in the operating entities in Colombia and Venezuela in exchange for common stock. At the same time, cash was contributed by four shareholders in exchange for common stock. In July 1996, shareholders of IMPSAT Argentina exchanged a 51% ownership interest in IMPSAT Argentina for 26,450,640 shares of common stock of the Company. During June and July 1997, effective as of January 1, 1997, an additional 43.5% ownership interest was exchanged for 23,042,000 shares of common stock of the Company.

     Since the establishment of the Company, new operating subsidiaries have been created in Mexico, Ecuador, Peru (inactive) and the United States. Accordingly, the Company's operating subsidiaries at December 31, 1997 are as follows:


                                                                                                      OPERATING
                                                   OWNERSHIP                                            INCOME
 COUNTRY       OPERATING SUBSIDIARIES              PERCENTAGE         TOTAL ASSETS      REVENUES        (LOSS)
Argentina  Impsat S.A.                                         94.5%       $191,029        $ 89,960       $19,813
Colombia   Impsat S.A.                                          74.2         87,546          49,514        20,213
Venezuela  Telecomunicaciones Impsat S.A.                       75.0         29,751           8,625         (811)
Mexico     Impsat S.A. de C.V.                                  99.9          7,417           1,427       (1,809)
Ecuador    Impsat del Ecuador S.A.                             100.0         13,262           5,513         1,651
USA        Impsat USA, Inc.                                    100.0          5,931           5,019           297
                                                                      -------------  --------------  ------------
             Subtotal for operating subsidiaries                            334,936         160,058        39,354
           Parent company, others and
           eliminations                                                       4,980             178      (16,115)
                                                                      -------------  --------------  ------------
             Consolidated total                                            $339,916        $160,236       $23,239
                                                                      =============  ==============  ============

     In addition, the Company owns other subsidiaries which serve as intermediaries or provide support functions to the Company and its operating subsidiaries. They are Resis Ingenieria, S.A. (Argentina) and ISCH Ltd. (Liechtenstein).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The 1997 and 1996 financial statements are presented on a consolidated basis and include the accounts of the Company and its subsidiaries. The 1995 financial statements are presented on a combined basis by virtue of common ownership, as described in Note 1. For 1996 and 1995, IMPSAT Argentina has been consolidated on the basis of its fiscal year-end, November 30. Effective December 31, 1997, IMPSAT Argentina changed its fiscal year to December 31. All significant intercompany transactions and balances have been eliminated.

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

     REVENUE RECOGNITION - The Company provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the number of microsystems installations. The fees stipulated in the contracts are denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total revenue from services for the years ended December 31, 1997, 1996 and 1995.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:


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

                                      1997      1996
IMPSAT Colombia                     $  3,020  $  3,020
IMPSAT Ecuador                           287       287
IMPSAT Mexico                            293       293
IMPSAT USA                               147       147
                                    --------  --------
Total costs capitalized                3,747     3,747
Less:  accumulated amortization      (1,744)   (1,334)
                                    --------  --------
Unamortized balance                 $  2,003  $  2,413
                                    ========  ========

     INCOME TAXES - Deferred income taxes result from temporary differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

     DEFERRED FINANCING COSTS - Debt issuance costs and transaction fees, which are associated with the issuance of the senior guaranteed notes (see Note 7) are being amortized (and charged to interest expense) over the term of the related notes on a method which approximates the level yield method.

     FOREIGN CURRENCY TRANSLATION - The Company's subsidiaries use the U.S. dollar as the functional currency. Accordingly, the financial statements of the subsidiaries were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the functional currency are included as net gain (loss) on foreign exchange.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include receivables, payables, short and long-term debt. The fair value of such financial instruments have been determined using available market information and interest rates as of December 31, 1997.

     At December 31, 1997 and 1996, the fair value of the 12-1/8% Senior Guaranteed Notes due 2003 was approximately $129,000 and $132,000, respectively compared to the carrying value of $125,000. The fair value of all other financial instruments were not materially different from their carrying value.

     RECLASSIFICATIONS - Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income be reported on one of the following: (1) the statement of income; (2) the statement of changes in stockholders' equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's consolidated financial statements presentation.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's consolidated financial statement presentation.

3.   TRADE ACCOUNTS RECEIVABLE

     Trade accounts receivable, by operating subsidiaries, at December 31 are summarized as follows:


                                                  1997       1996
IMPSAT Argentina                                $27,531   $17,958
IMPSAT Colombia                                  10,102     5,846
IMPSAT Venezuela                                  2,202     1,331
All others                                        2,694       637
                                                -------   -------
  Total                                          42,529    25,772
Less:  allowance for doubtful accounts          (5,933)   (2,803)
                                                -------   -------
Trade accounts receivable, net                  $36,596   $22,969
                                                =======   =======

     The Company's subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers' financial history is analyzed.

     The activity for the allowance for doubtful accounts at December 31 is as follows:


                                      1997      1996       1995
Beginning balance                   $2,803    $1,130       $712
Provision for doubtful accounts      3,269     1,673        418
Write-offs, net of recoveries        (139)
                                    ------    ------     ------
Ending balance                      $5,933    $2,803     $1,130
                                    ======    ======     ======

     See Note 9.

4.   OTHER RECEIVABLES

     Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income and other miscellaneous amounts due to the Company and its operating subsidiaries as follows at December 31:

                       1997       1996
IMPSAT Argentina     $4,753     $4,290
IMPSAT Colombia       4,460      3,696
IMPSAT Venezuela      2,133      2,224
IMPSAT Ecuador          548        494
All others            3,689      1,668
                    -------    -------
Total               $15,583    $12,372
                    =======    =======

5.   PROPERTY,  PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 consisted of:

                                                      1997             1996
Land                                                 $     1,478      $     1,478
Building and improvements                                 23,312           22,604
Operating communications equipment                       310,321          258,593
Furniture, fixtures and other equipment                   14,503           11,311
                                                 ---------------  ---------------
Total                                                    349,614          293,986
Less:  accumulated depreciation                        (101,051)         (73,046)
                                                 ---------------  ---------------
Total                                                    248,563          220,940
Deposit on purchase of equipment and in transit            6,859            6,146
                                                 ---------------  ---------------
Property, plant and equipment, net                   $   255,422      $   227,086
                                                 ===============  ===============

     The recap of accumulated depreciation at December 31 is as follows:


                               1997           1996            1995
Beginning balance               $ 73,046       $47,155           $27,188
Depreciation expense              29,665        25,913            20,268
Disposals and retirements        (1,660)          (22)             (301)
                           -------------  ------------  ----------------
Ending balance                  $101,051       $73,046           $47,155
                           =============  ============  ================

6.   SHORT-TERM DEBT

     The Company's short-term debt at December 31 is detailed as follows:

                                                                1997          1996
$50 million commercial paper program (7.55% to 8.33%)            $25,000       $20,000
Short-term credit facilities, denominated in U.S. dollars;
interest rates ranging from 7% to 15%:
IMPSAT Argentina                                                  15,850           327
IMPSAT Colombia                                                    5,414         3,345
IMPSAT Venezuela                                                   1,714         1,400
IMPSAT Ecuador                                                       992            53
Short-term credit facilities, denominated in local
currencies; local interest rates:
IMPSAT Colombia (27%)                                                            5,700
IMPSAT Venezuela (28% to 32%)                                      1,219         1,027
                                                            ------------  ------------
Total short-term debt                                            $50,189       $31,852
                                                            ============  ============

7.   LONG-TERM DEBT

     The Company's long-term debt at December 31 is detailed as follows:



                                                                   1997        1996
12-1/8% Senior Guaranteed Notes due 2003                          $125,000    $125,000
Term notes payable:
IMPSAT Colombia; with maturities through 2002 collateralized by equipment with a carrying value of
approximately $14,000 and the assignment of
customer contracts totalling approximately $12,000
denominated in:
U.S. dollars (interest rates 9% - 13%)                              27,111      25,324
Local currency (interest rates 25% - 34%)                            6,380       1,551
IMPSAT Argentina (7%), maturing
semiannually through 1998, collateralized
by certain assets                                                    2,435       4,374
IMPSAT Venezuela (9% - 11%), maturing
during 2001                                                          5,550       5,922
Eximbank notes payable (7%), maturing
semiannually through 1999                                            3,387       5,081
                                                                ----------  ----------
Total long-term debt                                               169,863     167,252
Less:  current portion                                            (10,186)    (11,022)
                                                                ----------  ----------
Long-term debt, net                                               $159,677    $156,230
                                                                ==========  ==========

     The scheduled maturities of long-term debt at December 31, 1996 are as follows:



FISCAL YEAR
1998                     $ 10,186
1999                       16,280
2000                       14,234
2001                        3,058
2002 and thereafter       126,105
                     ------------
Total                    $169,863
                     ============

     The Senior Guaranteed Notes and some of the term notes payable for IMPSAT Colombia and IMPSAT Venezuela contain certain covenants requiring certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

8.   INCOME TAXES

     For the years ended December 31, 1997, 1996 and 1995, the provision for (benefits from) income taxes, all of which are for foreign taxes, consist of a current provision of $299, $530 and $196, respectively, and a deferred provision of $4,748 and $3,012 and a deferred benefit of $936, respectively. The foreign statutory tax rates range from 20% to 35% depending on the particular country. There is no provision or benefit for U.S. income taxes for the Company, as it has net operating loss carryforwards in the amount of $7,223 which begin to expire in the year 2010. Deferred taxes result primarily from temporary differences in the capitalization policies of preoperating costs and net operating loss carryforwards. The composition of net deferred tax assets at December 31 is as follows:



                                            1997         1996
DEFERRED TAX ASSETS:
Preoperating costs:
IMPSAT Colombia                              $  1,698   $  2,038
IMPSAT Venezuela                                1,380      1,695
IMPSAT Ecuador                                     58         85
Net operating loss carryforwards:
IMPSAT Colombia                                              900
IMPSAT Venezuela                                4,048      4,625
IMPSAT Mexico                                   2,487      1,741
IMPSAT Ecuador                                    876        684
Company and IMPSAT USA                          2,745        255
Other:
IMPSAT Colombia                                   139        273
IMPSAT Mexico                                      54
                                       --------------  ---------
Gross deferred tax assets                      13,485     12,296
                                       --------------  ---------
DEFERRED TAX LIABILITIES:
IMPSAT Argentina                              (4,301)      (743)
IMPSAT Colombia                                 (389)
IMPSAT Mexico                                   (293)      (336)
                                       --------------  ---------
Gross deferred tax liabilities                (4,983)    (1,079)
                                       --------------  ---------
Less:  valuation allowance                    (8,749)    (6,405)
                                       --------------  ---------
Net deferred tax (liabilities) assets        $  (247)   $  4,812
                                       ==============  =========

     As there is no assurance that the Company will generate sufficient earnings to utilize its available tax assets, a valuation allowance has been established to offset deferred tax assets.

9.   COMMITMENTS AND CONTINGENCIES

     The Company leases satellite capacity with annual rental commitments of approximately $20,067 through the year 2001. In addition, the Company has commitments to purchase communications equipment amounting to approximately $8,531 and was obligated under letter of credits amounting to approximately $422 at December 31, 1997.

     The Company is a third party guarantor of up to 75% of a $6,000 credit facility provided to IMPSAT Venezuela by a regional development fund. At December 31, 1997, the balance outstanding on the credit facility amounted to approximately $5,600.

     During May 1997, the Company and one of its subsidiary entered into a three party arrangement with a financial institution whereby $60,000 was borrowed by the subsidiary and concurrently a like amount Certificate of Deposit was placed at the financial institution by the Company. The arrangements establish a right of set off and, accordingly, the amounts have been netted for purposes of the consolidated financial statement presentation. The arrangement expires in May 1999.

     In the normal course of business, the Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of the Company's business. Whenever justified, the Company intends to vigorously defends such claims; however, there can be no assurance that the Company will ultimately prevail.

     In November 1996, IMPSAT Argentina filed suit against one of its customers, ENCOTESA for amounts due and arising under IMPSAT Argentina's contracts with ENCOTESA, the Argentine national postal service. On December 27, 1996, ENCOTESA filed its reply to IMPSAT Argentina's claim. The court has not yet ruled upon IMPSAT Argentina's claim against ENCOTESA. In September 1997, ENCOTESA was privatized and emerged as Correo Argentina S.A. In connection therewith, the claim by IMPSAT Argentina remained with ENCOTESA and the operating contract was transferred to Correo Argentina. Based on these developments, the Argentina Company has reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value as determined by the Company's management based on the advice of local legal counsel. The Company will continue to assess the effect that the ENCOTESA receivables situation will have on its results of operations, liquidity or capital resources.


                                                          ALLOWANCE     NET TRADE
                                         TRADE ACCOUNT   FOR DOUBTFUL    ACCOUNT
                                          RECEIVABLES      ACCOUNT     RECEIVABLES
                                                                            $
BALANCE AT DECEMBER 31, 1995                     $2,532             $       $2,532
Total invoices (provision) for the year           3,393         (782)        2,611
                                         --------------  ------------  -----------
BALANCE AT DECEMBER 31, 1996                      5,925         (782)        5,143
Total invoices (provision) for the year           2,537       (2,537)
                                         --------------  ------------  -----------
BALANCE AT DECEMBER 31, 1997                     $8,462      $(3,319)       $5,143
                                         ==============  ============  ===========

10.  SUBSEQUENT EVENTS

     COMMERCIAL PAPER OFFERING -- IMPSAT Argentina has a five year program for the issuance of up to $50,000 in commercial paper. At December 31, 1997, there was $25,000 outstanding under this program (see Note 6). During January 1998, IMPSAT Argentina issued $25,000 maturing August 1998. In April 1998, IMPSAT Argentina completed the placement of a further $25,000 of short-term promissory notes, maturing December 1998. The proceeds of the notes under the commercial paper program have been used by IMPSAT Argentina for purposes which include the refinancing of existing indebtedness (including outstanding commercial paper), the investment in physical assets located in Argentina, and working capital.

     SHARE PURCHASE AND SERIES A PREFERRED STOCK OFFERING -- On March 19, 1998, the Company redeemed 25% of its outstanding common stock previously held by STET International (the "STET Shares") with the proceeds of a substantially concurrent issuance and sale of $125,000,000 of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock were offered and sold to Princes Gate Investors II, L.P. ("Princes Gate") and Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. ("MSGEM"), two private equity funds that are affiliates of Morgan Stanley Dean Witter & Co., and to certain other investors affiliated with Princes Gate and MSGEM (such investors along with Princes Gate and MSGEM, the "Purchasers"). The Series A Preferred Stock was convertible at the date of issuance into 25% of the common stock of the Company.

     The following are some of the principal features of the Series A Preferred
Stock: (a) cumulative dividends at the rate of 10% per annum, compounded quarterly and, with certain exceptions, payable in kind; (b) mandatorily redeemable in cash by the Company at maturity (ten years after issuance) plus accrued and unpaid dividends; (c) callable under certain circumstances by the Company, in whole, at 100% of the principal amount, plus accrued and unpaid dividends; (d) convertible into common stock of the Company at any time at the option of the Purchasers (including upon a call by the Company), at a specified conversion rate subject to certain antidilution rights; (e) the right by Purchasers holding a certain minimum number of outstanding Series A Preferred Stock to appoint two directors to the Company's Board of Directors as well as to immediately appoint half of the members of the Company's Board of Directors upon the occurrence of certain specified events; and (f) the right by Directors appointed by the Purchasers holding a certain minimum number of outstanding Series A Preferred Stock, to a veto over certain major corporate actions.

     ACQUISITION OF IMPSAT BRAZIL -- On March 19, 1998, the Company's Board of Directors approved the acquisition from Nevasa Holdings Ltd. ("Nevasa"), the Company's majority shareholder, of 99.93% of the capital stock of IMPSAT Comunicacoes Ltda., a company organized and existing under the laws of the Federal Republic of Brazil ("IMPSAT Brazil") for $5,125,500. The purchase price for IMPSAT Brazil represents the total amount of pre-operating and development costs and expenses incurred for IMPSAT Brazil by Nevasa. IMPSAT Brazil was established in 1993 by Nevasa to apply for a value-added telecommunications license (the "Brazil License") in Brazil and to develop such business in Brazil with the understanding between Nevasa and STET International that IMPSAT Brazil would be combined with the Company at a later date to be agreed upon by the shareholders. The Brazil License, which was granted on January 20, 1998, permits IMPSAT Brazil to lease satellite capacity directly from satellite carriers and sell corporate telecommunications services (data, voice and video) using terrestrial and satellite links to third parties.

                                  * * * * * *

INDEPENDENT AUDITORS' REPORT

To the Stockholders of IMPSAT S.A.:

We have audited the accompanying balance sheets of IMPSAT S.A. (the "Company") as of December 31, 1997, and November 30, 1997 and 1996, and the related statements of income, of stockholders' equity and of cash flow for the one-month period ended December 31, 1997, and for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of IMPSAT S.A. at December 31, 1997, and November 30, 1997 and 1996, and the results of its operations and its cash flows for the one-month period ended December 31, 1997, and for each of the three years in the period ended November 30, 1997 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE
Buenos Aires, Argentina
March 9, 1998

IMPSAT S.A.

BALANCE SHEETS
(IN THOUSANDS OF U. S. DOLLARS)
-------------------------------

                                                      DECEMBER 31,      NOVEMBER 30,
                                                         1997         1997        1996
                                                         ----         ----        ----

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $  6,065     $  5,739    $  1,882
   Trade accounts receivable, net                      22,034       19,460      15,246
   Receivables from affiliated companies                  734          703         429
   Other receivables                                    4,753        5,093       4,290
   Prepaid expenses                                       789        1,052       1,833
                                                     --------     --------    --------
     Total current assets                              34,375       32,047      23,680
                                                     --------     --------    --------
PROPERTY, PLANT AND EQUIPMENT, NET                    146,940      148,295     143,430
                                                     --------     --------    --------
NON-CURRENT ASSETS:
   Trade accounts receivable, net                       5,143        5,143       5,143
   Other non-current assets                             4,571        4,574       1,986
                                                     --------     --------    --------
      Total non-current assets                          9,714        9,717       7,129
                                                     --------     --------    --------

TOTAL                                                $191,029     $190,059    $174,239
                                                     ========     ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payables - trade                         $ 13,521     $ 16,865    $ 12,311
   Short-term debt                                     40,850       37,741      20,327
   Advances from affiliated companies                   5,194        4,561       2,125
   Current portion of long-term debt                    2,794        2,829       5,185
   Accrued liabilities                                    432          473       2,210
   Deferred income taxes                                4,301        3,990         743
   Other liabilities                                    4,569        4,430       2,137
                                                     --------     --------    --------
      Total current liabilities                        71,661       70,889      45,038
                                                     --------     --------    --------
LONG-TERM DEBT, NET                                    63,029       63,338       4,270
                                                     --------     --------    --------
OTHER LONG-TERM LIABILITIES                             1,383        1,496       3,755
                                                     --------     --------    --------
ADVANCES FROM PARENT COMPANY, LONG-TERM                                         69,719
                                                     --------     --------    --------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
   Common Stock; 5,123 shares authorized,
      issued, and outstanding                               3            3           3
   Paid-in capital                                     26,191       26,191      26,191
   Retained earnings                                   28,762       28,142      25,263
                                                     --------     --------    --------
      Total stockholders' equity                       54,956       54,336      51,457
                                                     --------     --------    --------
TOTAL                                                $191,029     $190,059    $174,239
                                                     ========     ========    ========

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF INCOME
FOR THE ONE MONTH PERIOD ENDED DECEMBER 31, 1997, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED NOVEMBER 30, 1997 (IN THOUSANDS OF U. S. DOLLARS)




                                                                   NOVEMBER 30,
                                       DECEMBER 31,   ---------------------------------------
                                          1997          1997           1996            1995
                                        --------      --------       --------        --------
NET REVENUES FROM SERVICES                $8,130       $90,011        $85,145         $80,346
                                          ------       -------        -------         -------
COSTS AND EXPENSES:
    Variable cost of services              1,590        14,606         14,665          11,083
    Satellite capacity cost                  944         9,614          9,503           8,358
    Salaries, wages and benefits           1,086        12,489         12,590          12,697
    Selling, general and administrative    1,045        16,798         10,731          17,814
    Depreciation and amortization          1,562        17,792         18,786          16,067
                                          ------       -------        -------         -------
         Total cost and expenses           6,227        71,299         66,275          66,019
                                          ------       -------        -------         -------
         Operating income                  1,903        18,712         18,870          14,327
                                          ------       -------        -------         -------
OTHER INCOME (EXPENSES):
    Interest expense, net                   (976)      (12,595)       (12,527)        (10,384)
    Other income, net                          4             9            638             523
                                          ------       -------        -------         -------
    Total other (expenses)                  (972)      (12,586)       (11,889)         (9,861)
                                          ------       -------        -------         -------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                          931         6,126          6,981           4,466
PROVISION FOR INCOME TAX                    (311)       (3,247)         (3963)
                                          ------       -------        -------         -------
INCOME BEFORE MINORITY INTEREST              620         2,879          3,018           4,466
LOSS ATTRIBUTABLE TO MINORITY
 INTEREST                                                                   3               6
                                          ------       -------        -------         -------
NET INCOME                                  $620        $2,879         $3,021          $4,472
                                          ======       =======        =======         =======






See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE ONE MONTH PERIOD ENDED DECEMBER 31, 1997, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED NOVEMBER 30, 1997 (IN THOUSANDS OF U. S. DOLLARS)



                                  COMMON STOCKHOLDERS'
                           --------------------------------
                                         PAID-IN   RETAINED                 MINORITY
                           COMMON STOCK  CAPITAL   EARNINGS       TOTAL     INTEREST
                          -------------  -------   --------      -------    --------
BALANCE AT NOVEMBER 30,1994     $   3    $26,191  $17,770(*)     $43,964    $    9
Net income                                          4,472          4,472        (6)
                                -----    -------  -------        ------     ------
BALANCE AT NOVEMBER 30, 1995        3     26,191   22,242(*)      48,436         3
Net income                                          3,021          3,021        (3)
                                -----    -------  -------        -------    ------
BALANCE AT NOVEMBER 30, 1996        3     26,191   25,263(*)      51,457        --
Net income                                          2,879          2,879
                                -----    -------  -------        -------    ------
BALANCE AT NOVEMBER 30, 1997    $   3    $26,191  $28,142(*)     $54,336        --
Net income                                            620            620
                                -----    -------  -------        -------    ------
ALANCE AT DECEMBER 31, 1997     $   3    $26,191  $28,762(*)     $54,956        --
                                =====    =======  =======        =======    ======




(*) Includes an appropriation of retained earnings, amounting to $295, $881,
    $1,254 and $1,410 in 1994, 1995, 1996 and 1997, respectively, to comply with legal reserve requirements in Argentina.





See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF CASH FLOWS
FOR THE ONE MONTH PERIOD ENDED DECEMBER 31, 1997, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED NOVEMBER 30, 1997 (IN THOUSANDS OF U. S. DOLLARS)
---------------------------------------------------------------------------

                                                           DECEMBER 31,           NOVEMBER 30,
                                                          -------------  ----------------------------
                                                              1997         1997      1996      1995
                                                            --------     --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $620       $2,879    $3,021    $4,472
Adjustment to reconcile net income to net cash
    provided by operating activities:
    Amortization and depreciation                              1,562       17,792    18,786    16,067
    Deferred income tax provision                                311        3,247     3,963
    Minority interest                                                                    (3)       (6)
    Changes in assets and liabilities:
       Increase in trade accounts receivable, net             (2,574)      (4,214)   (4,746)   (2,840)
       Decrease (increase) in prepaid expenses                   263          781      (631)    2,408
       (Increase) decrease in other receivable
         assets and other non-current assets                     342       (3,665)   (2,190)    1,017
       (Decrease) increase in accounts payable- trade         (2,711)      (1,346)   (8,910)    6,048
       Increase (Decrease) in accrued and other liabilities       98        1,259    (3,866)      878
       Decrease in other long-term liabilities                  (113)        (843)   (2,489)     (347)
                                                             -------     --------  --------  --------
    Net cash provided by operating activities                 (2,232)      15,890     2,935    27,697
                                                             -------     --------  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                  (207)     (16,441)  (22,011)  (37,984)
                                                             -------      --------  --------  --------
    Net cash used in investing activities                       (207)     (16,441)  (22,011)  (37,984)
                                                             -------      --------  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from (payments of) short-term debt          3,109       17,414   (16,481)    2,778
    (Decrease) increase in advances from/to affiliates                    (69,719)   69,719     8,114
    Repayments of long - term debt                             (344)       (6,385)  (33,440)     (750)
    Proceeds from long - term debt                                         63,098                 791
                                                             -------     --------  --------  --------
    Net cash provided by operating activities                 2,765         4,408    19,798    10,933
  NET INCREASE IN CASH AND CASH EQUIVALENTS                     326         3,857       722       646
  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF THE YEAR                                                5,739         1,882     1,160       514
                                                             ------       -------   -------    ------
  CASH AND CASH EQUIVALENTS AT END OF THE
   YEAR                                                      $6,065        $5,739    $1,882    $1,160
                                                             ======       =======   =======    ======

  SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                              $98       $10,448   $10,613    $9,208
                                                             ======       =======   =======    ======
  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
                    Equipment in transit                                     $236      $350      $264
                                                                             ====      ====      ====



See notes to consolidated financial statements.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS (IN THOUSANDS OF U. S. DOLLARS)
_______________________________________________________________


1.  CHANGE OF FISCAL YEAR END

On November 12, 1997, the Extraordinary Shareholders' Meeting approved the change of IMPSAT S.A.'s fiscal year end to December 31, 1997, effective December 31, 1997, to conform with the Parent Company's fiscal year end.

2.  BACKGROUND

IMPSAT S.A. provides and operates private networks of integrated data and voice telecommunications systems in Argentina. IMPSAT S. A.'s principal line of business comprises the provision of data transmission services for large national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its advanced telecommunications networks comprised of teleports, earth stations, fiber optic and microwave links and leased satellite capacity.
During July 1997, IMPSAT S.A. became a 94.52% owned subsidiary of IMPSAT Corporation, a Delaware holding company (the "Parent Company").

On November 18, 1996, IMPSAT S.A. and its subsidiaries, Teledatos S.A. and Satelnet S.A., merged and the subsidiaries ceased operations. The merger was ratified by the shareholders of IMPSAT S.A. on January 20, 1997. The financial statements recognize the effect of the merger.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition -- IMPSAT S. A. provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the number of microsystems installations. The fees stipulated in the contracts are generally denominated in U.S. dollars. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. For the year ended November 30, 1996, IMPSAT S. A. had one customer that represented approximately 15% net revenue from services. No single customer accounted for greater than 10% of total revenue from services for the fiscal year ended December 31, 1997 (period of one month), and for the years ended November 30, 1997 and 1995.

Property, Plant and Equipment -- Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:



              Building and improvement                 10-25 years

              Operating communications equipment        10 years
              Furniture, fixtures and other equipment  5-10 years


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

Fair Value of Financial Instruments -- IMPSAT S. A.'s financial instruments include receivables, payables, short and long-term debt. The fair value of such financial instruments have been determined based on market interest rates as of December 31, 1997. The fair values were not materially different than their carrying (or contract) values.

Long-Lived Assets -- Long-lived assets are reviewed on an ongoing basis for impairment. Estimated fair value is calculated using discounted cash flow methods and other valuation techniques.

Long-Lived Assets -- Long-lived assets are reviewed on an ongoing basis for impairment. Estimated fair value is calculated using discounted cash flow methods and other valuation techniques.

Reclassifications -- Certain amounts in the 1996 and 1995's financial statements have been reclassified to conform with the 1997 presentation.

4.  TRADE ACCOUNTS RECEIVABLE

The detail of trade accounts receivable is as follows:


                                        DECEMBER 31,         NOVEMBER 30,
                                       1997             1997           1996
Trade accounts receivable              $27,531          $24,742        $17,958
Less: allowance for doubtful accounts   (5,497)          (5,282)        (2,712)
                                       -------          -------        -------
Trade accounts receivable, net         $22,034          $19,460        $15,246
                                       =======          =======        =======


IMPSAT S. A. provides trade credit to its customers in the normal course of business. Prior to extending credit, the customers' financial history is analyzed.

The activity for the allowance for doubtful account is as follows:

                                    DECEMBER 31,                      NOVEMBER 30,
                                    ------------              ---------------------------
                                         1997                  1997        1996      1995
                                         ------               ------      ------    -----
Beginning balance                        $5,282               $2,712       $1,110    $712
Provision for doubtful accounts             215                2,654        1,602     398
Net write-off                                                    (84)
                                         ------               ------       ------  ------
Ending balance                           $5,497               $5,282       $2,712  $1,110
                                         ======               ======       ======  ======


5.  OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local government for taxes other than income, advances to suppliers other than for fixed assets, related parties receivables and other miscellaneous amounts due to IMPSAT S. A.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at consists of:


                                                         DECEMBER 31,                  NOVEMBER 30,
                                                        --------------       ----------------------------
                                                            1997                  1997              1996
                                                         -----------            --------          ------
Building installations and improvements                 $  15,993            $  15,993         $  15,962
Operating communications equipment                        200,019              199,250           175,199
Furniture, fixtures and other equipment                     6,517                6,468             7,836
                                                         --------             --------          --------
       Total                                              222,529              221,711           198,997
Less: accumulated depreciation                            (76,976)             (75,534)          (59,245)
                                                         --------             --------          --------
       Total                                              145,553              146,177           139,752
Deposit on purchase of equipment and in transit             1,387                2,118             3,678
                                                         --------             --------          --------
Property, plant and equipment, net                       $146,940             $148,295          $143,430
                                                         ========             ========          ========

The recap of accumulated depreciation is as follows:

                                             DECEMBER 31,                               NOVEMBER 30,
                                             ------------                ------------------------------------------
                                                 1997                      1997             1996            1995
                                                -------                   -------          ------          ------
Beginning balance                               $75,534                   $59,245          $40,477         $24,712
Depreciation expense                              1,562                    17,792           18,786          16,067
Disposals and retirements                          (120)                   (1,503)             (18)           (302)
                                                -------                   -------          -------         -------
Ending balance                                  $76,976                   $75,534          $59,245         $40,477
                                                =======                   =======          =======         =======



7.  SHORT-TERM DEBT

IMPSAT S. A.'s short-term debt is detailed as follows:


                                                     DECEMBER 31,        NOVEMBER 30,
                                                     ------------       ----------------
                                                        1997            1997     1996
                                                        ------          ------   -----
Commercial paper (7.55% to 8.33%)                       $25,000         $25,000  $20,000
Short-term credit facilities, denominated in
 U.S. dollars, interest rates ranging from 9.5% to 12%   15,850          12,741      327
                                                        -------         -------  -------
Total short-term debt                                   $40,850         $37,741  $20,327
                                                        =======         =======  =======



IMPSAT S. A. has historically refinanced its short-term credit facilities on an annual basis.

8.  LONG-TERM DEBT

IMPSAT S. A.'s long-term debt is detailed as follows:


                                                                  DECEMBER 31,    NOVEMBER 30,
                                                                1997           1997         1996
                                                             --------        --------    -------
Term notes payable (6.91%-12.63%) maturing
   semiannually through 1999, collateralized
   by certain assets                                          $62,435        $62,780      $4,374
Eximbank notes payable (7%)
   maturing semiannually through 1999                           3,388          3,387       5,081
                                                              -------        -------      ------
Total long-term debt                                           65,823         66,167       9,455
Less: current portion                                          (2,794)        (2,829)     (5,185)
                                                              -------        -------      ------
Long-term debt, net                                           $63,029        $63,338      $4,270
                                                              =======        =======      ======

The scheduled maturities of debt and credit facilities at December 31, 1997 are as follows:

     FISCAL YEAR:                            AMOUNT
    -------------                           -------
         1998                                $2,794
         1999                                62,794
         2000                                   235
                                            -------
        Total                               $65,823
                                            =======


9.  INCOME TAXES

The provision for income taxes of IMPSAT S.A. is comprised as follows:


            DECEMBER 31,     NOVEMBER 30,
              1997        1997      1996
             ------      ------    ------
Current                               $743
Deferred          $311    $3,247     3,220
                  ----    ------    ------
Total             $311    $3,247    $3,963
                  ====    ======    ======

IMSAT S.A.'s current provision for income taxes for the year ended November 30, 1995 amounted to $1,340. Such amount was offset by deferred tax benefit resulting from the realization of carryforward operating losses. The statutory tax rate in Argentina is 33%.

10.  COMMITMENTS AND CONTINGENCIES

IMPSAT S. A. leases satellite capacity with annual rental commitments of approximately $7,880 through the year 2001. In addition, IMPSAT S.A. has commitments to purchase communications equipment amounting to approximately $7,075 at December 31, 1997.

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

In November 1996, IMPSAT S.A. filed suit against one of its customers, ENCOTESA for amounts due and arising under IMPSAT S.A.'s contracts with ENCOTESA, the Argentine national postal service. On December 27, 1996, ENCOTESA filed its reply to IMPSAT S.A.'s claim. The court has not yet ruled upon IMPSAT S.A.'s claim against ENCOTESA. In September 1997, ENCOTESA was privatized and emerged as Correo Argentino S.A. In connection therewith, the claim by IMPSAT Argentina remained with ENCOTESA and the operating contract was transferred to Correo Argentino. Based on these developments, the IMPSAT S.A. has reclassified the trade account receivables form ENCOTESA to non-current assets at the estimated net realizable value as determined by the IMPSAT S.A.'s management based on the advice of local legal counsel. The operating contract is currently being negotiated between IMPSAT S.A. and Correo Argentino. IMPSAT S.A. will continue to assess the effect that the ENCOTESA receivables situation and its contract negotiations with Correo Argentino will have on its results of operations, liquidity or capital resources.


                                                           NET TRADE ACCOUNT
                      TRADE ACCOUNT      DALLOWANCE FOR        RECEIVABLES
                       RECEIVABLES      DOUBTFUL ACCOUNT          $
                      -------------      ----------------   -----------------
BALANCE AT NOVEMBER
30, 1996                  $5,925               $(782)            $5,143
Total invoices
(provision) for the
period                    $2,537             $(2,537)
                          ------             -------             ------
BALANCE AT NOVEMBER
30, 1997 AND
DECEMBER 31, 1997         $8,462             $(3,319)            $5,143
                          ======             =======             ======

11.  SUBSEQUENT EVENTS

IMPSAT S.A. has a five year program for the issuance of up to $50,000 in commercial paper. At December 31, 1997, there was $25,000 outstanding under this program: $19,000 maturing February 1998 and $6,000 maturing May 1998 (see
Note 7). During January 1998, IMPSAT S.A. issued $25,000 maturing August 1998, which was used to cancel the U.S.$19,000, maturing February 1998.