Form 10-Q
period 1998-03-31
IMPSAT CORP
filed 1998-05-15
CIK 1022329

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 1998 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO ____________

COMMISSION FILE NUMBER:  333-12977

                               IMPSAT CORPORATION
                                  IMPSAT S.A.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         Delaware                                                   52-1910372
                        Argentina                                                 Not Applicable
(STATE OR OTHER JURISDICTION INCORPORATION OR ORGANIZATION)                (IRS EMPLOYER IDENTIFICATION NUMBER)

                           Alferez Pareja 256 (1107)
                            Buenos Aires, Argentina
                                 (541) 300-4007
  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANTS' PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  YES [ X ]   NO [   ]
                                                     ---        ---
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

INDICATE BY CHECK MARK WHETHER THE COMPANY HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY
A COURT.  YES  n/a   NO  n/a
              -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: As of March 31, 1998 the Company had outstanding 75,594,480 shares of Common Stock, $1.00 par value, and 25,000 shares of Series A Convertible Preferred Stock, liquidation preference $5,000 per share, outstanding.

                         -----------------------------
                               IMPSAT CORPORATION
                                  IMPSAT S.A.
                         -----------------------------
                                     INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

  ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . .  3
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .  24
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . . . 28

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

  ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
  ITEM 2.  CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . 28
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . 28
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS  . . . . . . . . . . 28
  ITEM 5.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . 28
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . 29

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      IMPSAT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                                       DECEMBER 31,           MARCH 31,
                                                                                           1997                  1998
                                                                                     ----------------      ----------------
                                                                                                             (UNAUDITED)
            ASSETS

            CURRENT ASSETS:
               Cash and cash equivalents  . . . . . . . . . . . . . . . . . . .               $ 10,439             $ 10,911
               Trade accounts receivable, net   . . . . . . . . . . . . . . . .                 36,596               44,606
               Other receivables  . . . . . . . . . . . . . . . . . . . . . . .                 15,583               16,859
               Prepaid Expenses   . . . . . . . . . . . . . . . . . . . . . . .                  2,397                3,995
                                                                                                 -----                -----
                       Total current assets . . . . . . . . . . . . . . . . . .                 65,015               76,371
                                                                                                ------               ------
            PROPERTY, PLANT & EQUIPMENT, NET  . . . . . . . . . . . . . . . . .                255,422              264,458
                                                                                               -------              -------
            NON-CURRENT ASSETS:
               Trade accounts receivable, net   . . . . . . . . . . . . . . . .                  5,143                5,143
               License and permit costs, net  . . . . . . . . . . . . . . . . .                  2,003                1,903
               Deferred income taxes, net   . . . . . . . . . . . . . . . . . .                                          99
               Deferred financing costs, net  . . . . . . . . . . . . . . . . .                  4,044                3,115
               Other non-current assets   . . . . . . . . . . . . . . . . . . .                  8,289               14,825
                                                                                              --------             --------
                       Total non-current assets . . . . . . . . . . . . . . . .                 19,479               25,085
                                                                                              --------             --------
            TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 339,916            $ 365,914
                                                                                             =========            =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

            CURRENT LIABILITIES:
               Account payable - trade  . . . . . . . . . . . . . . . . . . . .              $  25,289            $  32,168
               Short-term debt  . . . . . . . . . . . . . . . . . . . . . . . .                 50,189               68,095
               Current portion of long-term debt  . . . . . . . . . . . . . . .                 10,186               11,165
               Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . .                  8,878                6,718
               Deferred income taxes, net   . . . . . . . . . . . . . . . . . .                    247
               Other liabilities  . . . . . . . . . . . . . . . . . . . . . . .                  8,649               13,606
                                                                                                 -----               ------
                       Total current liabilities  . . . . . . . . . . . . . . .                103,438              131,752
                                                                                               -------              -------
            LONG-TERM DEBT, NET . . . . . . . . . . . . . . . . . . . . . . . .                159,677              159,532
                                                                                               -------              -------
            OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . .                  3,014                3,291
                                                                                                 -----                -----
            COMMITMENTS AND CONTINGENCIES (Note 10)
            MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . . .                 10,398               10,313
                                                                                                ------               ------
            STOCKHOLDERS' EQUITY
               Convertible Preferred Stock, Series A, 10% cumulative dividend,
                  25,000 shares issued and outstanding liquidation preference
                  $5,000 per share  . . . . . . . . . . . . . . . . . . . . . .                                     125,000
               Common stock, $1 par value; 100,792,640 shares issued and
                  outstanding at December 31, 1997 and 75,594,480 shares
                  outstanding at March 31, 1998 respectively  . . . . . . . . .                100,793              100,793
               Treasury stock, 25,198,160 shares, at cost   . . . . . . . . . .                                   (125,000)
               Accumulated deficit                                                            (37,404)             (39,767)
                                                                                              --------              -------
                       Total stockholders' equity . . . . . . . . . . . . . . .                 63,389               61,026
                                                                                             ---------            ---------
            TOTAL                                                                            $ 339,916            $ 365,914
                                                                                             =========            =========

See notes to consolidated financial statements.

                      IMPSAT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                                                  THREE MONTHS ENDED
                                                                                                        MARCH 31
                                                                                                        --------
                                                                                                 1997              1998
                                                                                                 ----              ----
                                                                                                      (UNAUDITED)
          NET REVENUES FROM SERVICES  . . . . . . . . . . . . . . . . . . . . . . . . .           $  37,027        $  45,153
                                                                                                  ---------        ---------
          COST AND EXPENSES:
            Variable cost of services   . . . . . . . . . . . . . . . . . . . . . . . .               4,963            7,719
            Satellite capacity cost   . . . . . . . . . . . . . . . . . . . . . . . . .               4,435            6,115
            Salaries, wages and benefits  . . . . . . . . . . . . . . . . . . . . . . .               6,386            7,771
            Selling, general and administrative   . . . . . . . . . . . . . . . . . . .               7,555            8,516
            Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . .               6,750            8,061
                                                                                               ------------      -----------
            Total cost and expenses   . . . . . . . . . . . . . . . . . . . . . . . . .              30,089           38,182
                                                                                                -----------       ----------
              Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,938            6,971
                                                                                               ------------      -----------
          OTHER INCOME (EXPENSES):
            Interest expense, net   . . . . . . . . . . . . . . . . . . . . . . . . . .             (6,182)          (7,785)
            Net (loss) gain on foreign exchange   . . . . . . . . . . . . . . . . . . .               (162)               23
            Other income (expense), net   . . . . . . . . . . . . . . . . . . . . . . .                  33              332
                                                                                             --------------      -----------
          INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST . . . . . . . . . . .
                                                                                                        627            (459)
          PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . .             (1,697)          (1,635)
                                                                                               -----------        ---------
          LOSS BEFORE MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . .             (1,070)          (2,094)
          INCOME ATTRIBUTABLE TO MINORITY INTEREST  . . . . . . . . . . . . . . . . . .               (627)            (269)
                                                                                               ------------      -----------
          NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  (1,697)        $ (2,363)
                                                                                                 =========         ========

See notes to consolidated financial statements

                     IMPSAT CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS OF U.S. DOLLARS)

                                                    PREFERRED STOCK            COMMON STOCK
                                                   -----------------       ---------------------       TREASURY   ACCUMULATED
                                                    SHARES   AMOUNT         SHARES       AMOUNT         STOCK       DEFICIT

BALANCE AT
  DECEMBER 31, 1997 .....................                                 100,792,640  $100,793                    $(37,404)
  Change in minority interest in
  IMPSAT Argentina  .....................
  Acquisition of Treasury stock..........                                (25,198,160)                 $(125,000)
  Issuance of Preferred Stock............           25,000   $125,000
  Net loss for the three months
    ended   .............................                                                                (2,363)
                                                    ------   --------     -----------  --------       ----------   ---------
BALANCE AT MARCH 31, 1998 ...............           25,000   $125,000      75,594,480  $100,793       $(125,000)   $(39,767)
                                                    ------   --------     -----------  --------       ----------   ---------

                                                                          MINORITY
                                                     TOTAL                INTEREST

BALANCE AT
  DECEMBER 31, 1997 .....................           $63,389               $10,398
  Change in minority interest in
  IMPSAT Argentina  .....................                                   (354)
  Acquisition of Treasury stock .........         (125,000)
  Issuance of Preferred Stock ...........           125,000
  Net loss for the three months
    ended ...............................           (2,363)                   269
                                                 ----------               -------
BALANCE AT MARCH 31, 1998 ...............        (*)$61,026               $10,313
                                                 ----------               -------

(*)   Includes an appropriation of retained earnings amounting to $1,622 to comply with legal reserve requirements in Argentina.

See notes to consolidated financial statements.

                      IMPSAT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    -----------------------------
                                                                                         1997         1998
                                                                                         ----         ----
                                                                                            (UNAUDITED)
            CASH FLOWS FROM OPERATING ACTIVITIES:
               Net loss                                                              $  (1,697)           $  (2.363)
                  Adjustments to reconcile net loss to net cash provided by
            operating activities:
                  Amortization and depreciation   .............................           6,750                8,061
                  Deferred income tax provision (benefit)   ...................             103                (346)
                  Net change in minority interest   ...........................             627                 (85)
                  Changes in assets and liabilities:
                  Increase in trade accounts receivable, net  .................         (4,001)              (8,010)
                  Decrease (increase) in prepaid expenses   ...................           2,332              (1,598)
                  (Decrease) increase in other receivables and
                     other non-current assets   ...............................           1,839              (6,883)
                  Increase in accounts payable-trade  .........................           7,081                5,905
                  (Decrease) increase in accrued and other liabilities  .......         (2,644)                2,797
                  (Decrease) increase in other long-term liabilities  .........         (7,594)                  277
                                                                                        -------                  ---
               Net cash provided by (used in) operating activities  ...........           2,796              (2,245)
                                                                                          -----              -------
            CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchases of property, plant and equipment   ...................        (14,906)             (16,023)
                                                                                       --------             --------
               Net cash used by investing activities  .........................        (14,906)             (16,023)
                                                                                       --------             --------
            CASH FLOWS FROM FINANCING ACTIVITIES:
               Net borrowings from short-term debt  ...........................           1,751               17,906
               Proceeds from long-term debt   .................................           3,753                3,753
               Repayments of long-term debt   .................................         (3,744)              (2,919)
               Acquisition of Treasury Stock  .................................                            (125,000)
               Proceeds from issuance of preferred ............................                              125,000
                stock                                                                     -----              -------
               Net cash provided by financing activities  .....................           1,760               18,740
                                                                                      ---------             --------
            NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  .............        (10,350)                  472
            CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  .................          29,583               10,439
                                                                                         ------           ----------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD  .......................       $  19,233            $  10,911
                                                                                      =========            =========
            SUPPLEMENTAL CASH FLOW INFORMATION:
               Interest paid  .................................................      $    2,335           $    4,626
                                                                                     ==========           ==========
            SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
               Equipment in transit   .........................................       $   2,191          $       974
                                                                                      =========          ===========

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

The Company was formed in August 1994 for the purpose of combining operating entities in Argentina, Colombia and Venezuela, which were previously controlled by common ownership. The original operating entity was established in Argentina in 1990 under the name of IMPSAT S.A. ("IMPSAT Argentina"). Thereafter, operating entities were established in Colombia in 1992 ("IMPSAT Colombia") and in Venezuela in 1993 ("IMPSAT Venezuela"). Other operating subsidiaries have been created in Mexico, Ecuador, Peru (inactive), and the United States. Accordingly, the Company's operating subsidiaries at March 31, 1998 are as follows:




                                                                                                     NET
                                                                                                  REVENUES    OPERATING
                                                              OWNERSHIP            TOTAL            FROM       INCOME
        COUNTRY      OPERATING SUBSIDIARIES                   PERCENTAGE           ASSETS         SERVICES       (LOSS)
        -------      ----------------------                   ----------           ------         --------       -------
     Argentina      Impsat S.A.                                 95.2%             $214,309         $23,944       $ 4,900
     Colombia       Impsat S.A.                                 74.2               115,806          13,828         4,495
     Venezuela      Telecomunicaciones Impsat S.A.              75.0                29,003           2,992           (84)
     Mexico         Impsat S.A. de C.V.                         99.9                 8,242             736          (576)
     Ecuador        Impsatel del Ecuador S.A                   100.0                15,080           1,846           194
     USA            Impsat USA, Inc.                           100.0                 7,669           1,815           211
                                                                                  --------         -------       -------
                    Subtotal for operating subsidiaries                            390,109          45,161         9,140

               Parent company, others and eliminations                              24,195              (8)       (2,169)
                                                                                  --------         -------       -------

                     Consolidated total                                           $365,914         $45,153       $ 6,971
                                                                                  ========         =======       =======


  In addition, the Company owns other subsidiaries which serve as intermediaries or provide support functions to the Company and its operating subsidiaries. They are Resis Ingenieria, S.A. (Argentina) and International Satellite Capacity Holding, NG (Liechtenstein).


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -- The financial statements are presented on a consolidated basis and include the accounts of the Company and its subsidiaries. Effective December 31, 1997, IMPSAT Argentina changed its fiscal year to December 31. All significant intercompany transactions and balances have been eliminated.

INTERIM FINANCIAL INFORMATION -- The unaudited consolidated statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three months period ended March 31, 1998 and 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

REVENUE RECOGNITION -- The Company provides services to its customers pursuant to contracts which range from six months to five years but typically are for three years. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the number of microsystem installations. The fees stipulated in the contracts are denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total revenue from services for the three months ended March 31, 1998 and 1997.

PROPERTY, PLANT AND EQUIPMENT COSTS -- Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

         Buildings and improvements                         20-25 years
         Operating communications equipment                  5-10 years
         Furniture, fixtures and other equipment             2-10 years

LICENSE AND PERMIT COSTS -- License and permit costs, such as legal cost, regulatory fees and application costs incurred to obtain and make functional the operating licenses in each respective country were capitalized and are being amortized on the straight-line basis over periods not to exceed ten years. The Company reviews the carrying value of its license and permit costs on an ongoing basis. If such review indicates that these values may not be recoverable, the Company's carrying value will be reduced to its estimated fair value. The amounts capitalized, by operating subsidiaries are as follows:

                                       DECEMBER 31,       MARCH 31,
                                           1997              1998
                                      ---------------  ---------------
                                                         (UNAUDITED)
         IMPSAT Colombia              $     3,020      $     3,020
         IMPSAT Ecuador                       287              287
         IMPSAT Mexico                        293              293
         IMPSAT USA                           147              147
                                          -------          -------
            Total costs capitalized         3,747            3,747
         Less : accumulated                (1,744)          (1,844)
          amortization                    -------          -------

         Unamortized balance              $ 2,003          $ 1,903
                                          =======          =======

INCOME TAXES -- Deferred income taxes result from temporary differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with Statement of Financial

Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

DEFERRED FINANCING COSTS -- Debt issuance costs and transaction fees, which are associated with the issuance of the Company's 12-1/8 % Senior Guaranteed Notes due 2003 (the "Senior Guaranteed Notes") (see Note 7) are being amortized (and charged to interest expense) over the term of the related notes on a method which approximates the level yield method.

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

At December 31, 1997, the fair value of the Senior Guaranteed Notes was approximately $129,000 compared to the carrying value of $125,000. The fair value of all other financial instruments were not materially different from their carrying value.

LONG LIVED ASSETS -- Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded during the three months ended March 31, 1998 and 1997.

RECLASSIFICATIONS -- Certain amounts in the three months ended March 31, 1997 consolidated financial statements have been reclassified to conform with the three months ended March 31, 1998 presentation.

NEW ACCOUNTING PRONOUNCEMENTS -- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income be reported on one of the following: (1) the statement of income; (2) the statement of changes in stockholders' equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 did not have a material impact on the Company s consolidated financial statements presentation.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 did not to have a material impact on the Company's consolidated financial statement presentation.

3.  TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, by operating subsidiaries are summarized as follows:

                                                       DECEMBER 31,                 MARCH 31,
                                                           1997                       1998
                                                 ---------------------      ---------------------
                                                                                   (UNAUDITED)
 IMPSAT Argentina                                      $   27,531                 $   30,631
 IMPSAT Colombia                                           10,102                     14,486
 IMPSAT Venezuela                                           2,202                      2,777
 IMPSAT USA                                                 1,359                      1,996
 All Others                                                 1,335                      1,229
                                                       ----------                 ----------
                                                           42,529                     51,119
 Less: allowance for doubtful accounts                    (5,933)                    (6,513)
                                                       ----------                -----------
 Trade accounts receivable, net                        $   36,596                 $   44.606
                                                       ==========                 ==========

The Company's subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers' financial history is analyzed.

The activity for the allowance for doubtful accounts is as follows:

                                                        DECEMBER 31,                MARCH 31,
                                                            1997                      1998
                                                  ---------------------     ----------------------
                                                                                   (UNAUDITED)
 Beginning balance                                     $  2,803                  $  5,933
 Provision for doubtful accounts                          3,269                     1,194
 Write-offs                                               (139)                     (614)
                                                        -------                  --------
 Ending balance                                          $5,933                 $   6,513
                                                         ======                 =========

In addition, see Note 10.

4.  OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income and other miscellaneous amounts due to the Company and its operating subsidiaries as follows:

                                                  DECEMBER 31,             MARCH 31,
                                                      1997                   1998
                                                  --------------      ---------------
                                                                          (UNAUDITED)
        IMPSAT Argentina                           $   4,753            $  3,845
        IMPSAT Colombia                                4,460               4,178
        IMPSAT Venezuela                               2,133               2,455
        IMPSAT Ecuador                                   548                 529
        All Others                                     3,689               3,852
                                                    --------            --------
               Total                                 $15,583             $16,859
                                                     =======             =======


5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

                                                     DECEMBER 31,          MARCH 31,
                                                         1997                1998
                                                  --------------      ---------------
                                                                          (UNAUDITED)
  Land                                               $   1,478           $   1,478
  Building and improvements                             23,312              23,412
  Operating communications equipment                   310,321             327,449
  Furniture, fixtures and other equipment               14,503              15,010
                                                     ---------           ---------
      Total                                            349,614             367,349
  Less: accumulated depreciation                     (101,051)           (108,776)
                                                     ---------           ---------
      Total                                            248,563             258,573
  Deposit on purchase of equipment and
     in transit                                          6,859               5,885
                                                    ----------       -------------
  Property, plant and equipment, net                $  255,422          $  264,458
                                                    ==========          ==========



The recap of accumulated depreciation is as follows:

                                                                 DECEMBER 31,        MARCH 31,
                                                                     1997              1998
                                                             ---------------    ---------------
                                                                                    (UNAUDITED)
                     Beginning balance                          $   73,046         $   101,051
                     Depreciation expense                           29,665               7,961
                     Retirements and disposals                     (1,660)               (236)
                                                                ----------          ----------
                     Ending balance                               $101,051            $108,776
                                                                  ========            ========

6.  SHORT-TERM DEBT

The Company's short-term debt is detailed as follows:

                                                   DECEMBER 31,       MARCH 31,
                                                       1997             1998
                                                  ---------------   ---------------
                                                                     (UNAUDITED)
       Commercial paper (7.55% to 11%)               $  25,000        $  31,000
       Short-term credit facilities,
        denominated in US dollars; interest
        rates ranging  from
        6.26% to 15%;
             IMPSAT Argentina                           15,850           22,000
             IMPSAT Colombia                             5,414            7,194
             IMPSAT Venezuela                            1,714              848
             IMPSAT Ecuador                                992            2,744
             IMPSAT USA                                                      65
       Short-term credit facilities,
        denominated in local currencies;
        local interest  rates;
             IMPSAT Argentina (8.75% to 9%)                               3,068
             IMPSAT Venezuela (32%)                      1,219            1,176
                                                     ---------        ---------
       Total short-term debt                         $  50,189        $  68,095
                                                      ========         ========

The Company has historically refinanced these short-term credit facilities on an annual basis.


7.  LONG-TERM DEBT


The Company's long-term debt is detailed as follows:

                                                                     DECEMBER 31,      MARCH 31,
                                                                         1997             1998
                                                                   ----------------  ----------------
                                                                                      (UNAUDITED)
       12-1/8% Senior Guaranteed Notes due 2003                        $125,000         $125,000
       Term notes payable:
          IMPSAT Colombia; with maturities through  2002
           collateralized by equipment with a  carrying
           value of approximately $14,000 and the
           assignment  of customer contracts totaling
           approximately $12,000  denominated in:
                     U.S. dollars (Interest rates                        27,111           21,220
                     8.5% - 13%)
                     Local currency (24.93% - 34%)                        6,380           13,763
          IMPSAT Argentina (6.69% - 7%), maturing
           semiannually through 2001, collateralized by                   2,435            2,083
           certain assets
          IMPSAT Venezuela (9% - 10.75%), maturing                        5,550            4,671
           through 2001
          IMPSAT USA (8.75%), maturing through                                               573
           2003
       Eximbank notes payable (6.56%), maturing
          semiannually through 1999                                       3,387            3,387
                                                                       --------         --------
                  Total long-term debt                                  169,863          170,697
       Less: current portion                                            (10,186)         (11,165)
                                                                       --------         --------
       Long-term debt, net                                             $159,677         $159,532
                                                                       ========         ========

The Senior Guaranteed Notes and some of the term notes payable for IMPSAT Colombia and IMPSAT Venezuela contain certain covenants requiring certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

8.  INCOME TAXES

For the three months ended March 31, 1998 and 1997, the provision for income taxes, all of which are for foreign taxes, consist of a current provision of $1,981 and $653, respectively, and a deferred (benefit) provision of $(346) and $1,044, respectively. There is no provision or benefit for U.S. income taxes, as the Company has net operating loss carryforwards The foreign statutory tax rates range from 20% to 35% depending on the particular country. Deferred taxes result from temporary differences in the capitalization policies of preoperating costs and net operating loss carryforwards.


9. SHARE  PURCHASE AND SERIES A PREFERRED STOCK ISSUANCE

On March 19, 1998, the Company redeemed 25% of its outstanding common stock previously held by STET International Netherlands NV (the "STET Shares") with the proceeds of a substantially concurrent issuance and sale of $125,000 of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock were offered and sold to Princes Gate Investors II, L.P. ("Princes Gate") and Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. ("MSGEM"), two private equity funds that are affiliates of Morgan Stanley Dean Witter & Co., and to certain other investors affiliated with Princes Gate and MSGEM (such investors along with Princes Gate and MSGEM, the "Purchasers"). The Series A Preferred Stock was convertible at the date of issuance into 25% of the common stock of the Company.

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

10.  COMMITMENTS AND CONTINGENCIES

The Company leases satellite capacity with annual rental commitments of approximately $26,000. In addition, the Company has commitments to purchase communications equipment amounting to approximately $10,500 and was obligated under letter of credits amounting to approximately $1,600 at March 31, 1998.

The Company is a third party guarantor of up to 75% of a $6,000 credit facility provided to IMPSAT Venezuela by a regional development fund. At March 31, 1998, the balance outstanding on this credit facility amounted to approximately $4,671.

During May, 1997, the Company and one of its subsidiaries entered into a three party arrangement with a financial institution whereby $60,000 was borrowed by the subsidiary and concurrently a like amount Certificate of Deposit was placed at the financial institution by the Company. The arrangements establish a right of setoff and, accordingly, the amounts have been netted for purposes of the consolidated financial statement presentation. The arrangements expire in May 1999.

The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

In November 1996, IMPSAT Argentina filed suit against one of its customers, ENCOTESA for amounts due and arising under IMPSAT Argentina's contracts with ENCOTESA, the Argentine national postal service. In December 1996, ENCOTESA filed its reply to IMPSAT Argentina's claim. The court has not yet ruled upon IMPSAT Argentina's claim against ENCOTESA. In September 1997, ENCOTESA was privatized and emerged as Correo Argentino S.A. In connection therewith, the claim by IMPSAT Argentina remained with ENCOTESA. Based on these developments, the Company has reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value of $5,143 as determined by the Company's management based on the advice of local legal counsel. The Company will continue to assess the effect that the ENCOTESA receivables will have on its results of operations, liquidity or capital resources.

11. SUBSEQUENT EVENTS

On April 20, 1998, the Company signed a definitive agreement to purchase a 75% interest in Mandic BBS Planejamento e Informatica S.A. ("Mandic S.A."), a Brazilian Internet access provider, for approximately $9.8 million. Upon consummation of the transaction, the Company would acquire 75% of the common stock of Mandic S.A., and the remaining 25% would be owned by Mr. Aleksander Mandic, the founder and current president of Mandic S.A.. Assuming satisfactory due diligence, the acquisition of Mandic S.A. is scheduled to be consummated on or around June 1, 1998. There can be no assurance however, that any such transaction will take place.

                                     ******

                                  IMPSAT S.A.

                                 BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                                             DECEMBER 31,            MARCH 31,
                                                                                 1997                  1998
                                                                             --------------      ---------------
                                                                                                 (UNAUDITED)
                                 ASSETS
                                 CURRENT ASSETS:
                                  Cash and cash equivalents  .........           $    6,065          $       6,662
                                  Trade accounts receivable, net .....               22,034                 24,851
                                  Receivables from affiliated companies                 734                 10,440
                                  Other receivables  .................                4,753                  5,845
                                  Prepaid expenses ...................                  789                  1,322
                                                                                    -------              ---------
                                   Total current assets  .............               34,375                 49,120
                                                                                    -------              ---------

                                 PROPERTY, PLANT AND EQUIPMENT, NET ..              146,940                150,806
                                                                                    -------              ---------

                                 NON-CURRENT ASSETS:
                                  Trade accounts receivable, net .....                5,143                  5,143
                                  Other non-current assets ...........                4,571                  9,540
                                                                                    -------              ---------
                                   Total non-current assets  .........                9,714                 14,683
                                                                                    -------              ---------

                                 TOTAL ...............................           $  191,029          $     214,609
                                                                                   ========              =========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 CURRENT LIABILITIES:
                                  Accounts payables - trade  .........           $   13,521          $      21,809
                                  Short-term debt  ...................               40,850                 56,068
                                  Advances from affiliated companies .                5,194                  3,677
                                  Current portion of long-term debt  .                2,794                  2,794
                                  Accrued liabilities  ...............                  432                  1,466
                                  Deferred income taxes  .............                4,301                  4,301
                                  Other liabilities  .................                4,569                  4,255
                                                                                    -------              ---------
                                   Total current liabilities .........               71,661                 94,370
                                                                                    -------              ---------

                                 LONG-TERM DEBT, NET .................               63,029                 62,677
                                                                                    -------              ---------

                                 OTHER LONG-TERM LIABILITIES .........                1,383                  1,570
                                                                                    -------              ---------


                                 COMMITMENTS AND CONTINGENCIES
                                 (Note 10)

                                 STOCKHOLDERS' EQUITY
                                  Common Stock; 5,123 shares authorized,
                                   issued, and outstanding ...........                    3                      3
                                  Paid-in capital  ...................               26,191                 26,191
                                  Retained earnings                                  28,762                 29,798
                                                                                    -------              ---------
                                   Total stockholders' equity  .......               54,956                 55,992
                                                                                    -------              ---------

                                 TOTAL ...............................           $  191,029               $214,609
                                                                                   ========              =========

See notes to financial statements

                                  IMPSAT S.A.

                              STATEMENTS OF INCOME
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         1997              1998
                                                                     ---------------   ----------
                                                                            (UNAUDITED)
                   NET REVENUES FROM SERVICES ..............          $ 22,838           $23,944
                                                                      --------           -------

                   COSTS AND EXPENSES:
                      Variable cost of services ............             3,234             4,567
                      Satellite capacity cost ..............             2,218             2,831
                      Salaries, wages and benefits .........             2,914             3,052
                      Selling, general and administrative ..             4,298             3,562
                      Depreciation and amortization ........             4,277             4,732
                                                                      --------           -------
                         Total cost and expenses ...........            16,941            18,744
                                                                      --------           -------

                        Operating income ...................             5,897             5,200
                                                                      --------           -------

                   OTHER INCOME (EXPENSES)
                      Interest expense, net ................            (3,419)           (3,109)
                      Other income, net ....................                                  (5)
                                                                      --------           --------
                        Total other expenses ...............            (3,419)           (3,114)
                                                                      --------           -------

                   INCOME BEFORE INCOME TAXES ..............             2,478             2,086

                   PROVISION FOR INCOME TAXES ..............            (1,311)           (1,050)
                                                                      ---------          --------

                   NET INCOME ..............................          $  1,167           $ 1,036
                                                                      ========           =======

See notes to financial statements

                                  IMPSAT S.A.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                                  COMMON STOCKHOLDERS'
                                                               ------------------------------
                                                                 COMMON          PAID-IN        RETAINED
                                                                 STOCK           CAPITAL        EARNINGS            TOTAL
                                                                 -----           -------        --------            -----
               BALANCE AT DECEMBER 31, 1997 ..........         $       3        $ 26,191         $  28,762        $54,956

               Net income for the three months
               ended .................................                                               1,036          1,036
                                                               ---------        --------         ---------         ------

               BALANCE AT MARCH 31, 1998 .............         $       3        $ 26,191         $  29,798 (*)    $55,992
               -------------------------                       =========        ========         =========        =======

                 (*) Includes an appropriation of retained earnings amounting to $1,622 in 1998 to comply with legal reserve requirements in Argentina.

            See notes to financial statements.

                                  IMPSAT S.A.

                            STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 1997                    1998
                                                                           ---------------        -----------------
                                                                                         (UNAUDITED)

              CASH FLOWS FROM OPERATING ACTIVITIES:

               Net income ......................................             $  1,167                 $   1,036
               Adjustment to reconcile net income to net cash
                 provided by operating activities:
                  Amortization and depreciation ................                4,277                     4,732
                  Deferred income tax provision ................                1,311                     1,050
                  Changes in assets and liabilities:
                    Increase in trade accounts receivable,
                     net .......................................              (1,481)                   (2,817)
                    Decrease (increase) in prepaid expenses ....                  253                     (533)
                    Decrease (increase) other receivable
                     assets and other non-current assets .......                3,141                   (6,061)
                    Increase in accounts payable trade .........                4,094                     7,314
                    Increase in accrued and other liabilities ..                  799                       720
                    (Decrease) increase in other long-term
                      liabilities ..............................              (1,711)                       187
                                                                              -------                       ---
               Net cash provided by operating activities .......               11,850                     4,578
                                                                               ------                     -----
              CASH FLOWS FROM INVESTING ACTIVITIES:
                  Purchases of property, plant and equipment ...              (8,794)                   (7,624)
                                                                              -------                   -------

              CASH FLOWS FROM FINANCING ACTIVITIES:
                  Net borrowings from short-term debt ..........                  696                    15,218
                  Increase (decrease) in advances from/to
                   affiliates ..................................                6,849                  (11,223)
                  Repayments of long - term debt ...............              (4,888)                     (539)
                  Proceeds from long - term debt ...............                                            187
                                                                              -------                       ---
               Net cash provided by financing activities .......                2,657                     3,643
                                                                                -----                     -----
              NET INCREASE IN CASH AND CASH EQUIVALENTS ........                5,713                       597

              CASH AND CASH EQUIVALENTS AT
                BEGINNING OF PERIOD ............................                2,571                     6,065
                                                                                -----                     -----
              CASH AND CASH EQUIVALENTS AT END OF
                 PERIOD ........................................               $8,284                    $6,662
                                                                               ======                    ======
              SUPPLEMENTAL CASH FLOW INFORMATION:
                  Interest paid ................................               $3,723                    $1,510
                                                                               ======                    ======
              SUPPLEMENTAL SCHEDULE OF NON-CASH
              INVESTING ACTIVITIES:
                  Equipment in transit .........................               $2,191                      $974
                                                                               ======                      ====

                       See notes to financial statements

                                  IMPSAT S.A.

                         NOTES TO FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)


1.  BACKGROUND

   IMPSAT S.A. provides and operates private networks of integrated data and voice telecommunications systems in Argentina. IMPSAT S.A.'s principal line of business comprises the provision of data transmission services for large national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links and leased satellite capacity. IMPSAT S.A. is a 95.2% owned subsidiary of IMPSAT Corporation, a Delaware holding company (the "Parent Company").


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   INTERIM FINANCIAL INFORMATION - The unaudited statements as of March 31, 1998 and 1997 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three months period ended March 31, 1998 and 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

   REVENUE RECOGNITION -- IMPSAT S.A. provides services to its customers pursuant to contracts which range from six months to five years but typically are for three years. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the number of microsystem installations. The fees stipulated in the contracts are generally denominated in U.S. dollars. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. For the three months ended March 31, 1998 and 1997, no single customer accounted for greater than 10% of total revenue from services.

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

FOREIGN CURRENCIES TRANSLATION -- The translation of theses consolidated financial statements into U.S. dollars has been made following the guidelines of SFAS No. 52, Foreign Currency Translation. Major operations of IMPSAT S.A. are stated in U.S. dollars. Accordingly, the U.S. dollar has been designated as the functional currency. Local currency denominated transactions are remeasured into the functional currency. Accordingly, fixed assets and stockholders account have been translated into U.S. dollars taking into account the exchange rate prevailing at each transaction date. Monetary assets and liabilities are translated using the year-end exchange. Profit and loss accounts were translated using average exchange rates for periods in which they were accrued, except for the consumption of non - monetary assets for which their respective dollar translated costs were considered.

FAIR VALUE OF FINANCIAL INSTRUMENTS -- IMPSAT S.A.'s financial instruments include receivables, payables, short and long-term debt. The fair value of such financial instruments have been determined based on market interest rates as of December 31, 1997. The fair values were not materially different than their carrying (or contract) values.

LONG LIVED ASSETS -- Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded during the three months ended March 31, 1998 and 1997.

RECLASSIFICATIONS -- Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.


3.  TRADE ACCOUNTS RECEIVABLE

The detail of trade accounts receivable is the following:


                                                                   DECEMBER 31,        MARCH 31,
                                                                       1997              1998
                                                                 ----------------  ----------------
                                                                                      (UNAUDITED)
                Trade accounts receivable                        $       27,531    $       30,631
                Less: allowance for doubtful accounts                    (5,497)           (5,780)
                                                                 --------------    --------------
                Trade accounts receivable, net                   $       22,034    $       24,851
                                                                 ==============    ==============

   IMPSAT S.A. provides trade credit to its customers in the normal course of business. Prior to extending credit, the customers' financial history is analyzed.

The activity for the allowance for doubtful account is as follows:


                                                                   DECEMBER 31,        MARCH 31,
                                                                       1997              1998
                                                                 ---------------   ---------------
                                                                                      (UNAUDITED)
                Beginning balance                                $        5,282    $        5,497
                Provision for doubtful accounts                             215               723
                Write-offs                                                                   (440)
                                                                 --------------    --------------
                Ending balance                                   $        5,497    $        5,780
                                                                 ==============    ==============

4.  OTHER RECEIVABLES

   Other receivables consist primarily of refunds or credits pending from local government for taxes other than income, advances to suppliers other than for fixed assets, related parties receivables and other miscellaneous amounts due to IMPSAT S.A.


5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:


                                                                   DECEMBER 31,           MARCH 31,
                                                                       1997                 1998
                                                                 ---------------      ---------------
                                                                                         (UNAUDITED)
                     Building installations and improvements             $ 15,993              $ 16,003
                     Operating communications equipment                   200,019               205,490
                     Furniture, fixtures and other equipment                6,517                 6,636
                                                                         --------              --------
                              Total                                       222,529               228,129
                     Less: accumulated depreciation                       (76,976)              (81,414)
                                                                         --------              --------
                              Total                                       145,553               146,715
                     Deposit on purchase of equipment and in                1,387                 4,091
                      transit                                            --------              --------

                     Property, plant and equipment, net                  $146,940              $150,806
                                                                         ========              ========

The recap of accumulated depreciation is as follows:


                                                                 DECEMBER 31,       MARCH 31,
                                                                     1997              1998
                                                               ---------------    -------------
                                                                                   (UNAUDITED)
                       Beginning balance                       $         61,063   $     76,976
                       Depreciation expense                              17,951          4,732
                       Retirements and Disposals                         (2,038)          (294)
                                                               ----------------   -------------
                       Ending balance                          $         76,976   $     81,414
                                                               ================   ============

6.  SHORT-TERM DEBT

IMPSAT S.A.'s short-term debt is detailed as follows:


                                                                   DECEMBER 31,         MARCH 31,
                                                                       1997                1998
                                                                 ---------------      -------------
                                                                                        (UNAUDITED)
                  Commercial paper (7.55% to 11%)                $         25,000      $     31,000
                  Short-term credit facilities, denominated
                   in U.S. dollars, interests rates ranges
                   from 8.75% to 15%                                       15,850            22,000
                  Short-term credit facilities, denominated
                   in local currency, interests rates ranges                                  3,068
                   from 8.75% to 9%                              ----------------      ------------

                  Total short-term debt                          $         40,850      $     56,068
                                                                 ================      ============

 IMPSAT S.A. has historically refinanced its short-term credit facilities on an annual basis.

7.  LONG-TERM DEBT

IMPSAT S.A.'s long-term debt is detailed as follows:


                                                                 DECEMBER 31,       MARCH 31,
                                                                     1997              1998
                                                               ---------------    ---------
                                                                                   (UNAUDITED)
                   Term notes payable (6.69% - 12.63%)
                    maturing semiannually through 1999,
                    collateralized certain assets              $       62,435     $       62,084
                   Eximbank notes payable (7%) maturing
                    semiannually through 1999                           3,388              3,387
                                                                --------------     --------------
                   Total long-term debt                                65,823             65,471
                   Less: current portion                               (2,794)           (2,794)
                                                               --------------     -------------
                   Long-term debt, net                         $       63,029     $       62,677
                                                               ==============     ==============

8.  INCOME TAXES

   The provision for income taxes for the three months ended March 31, 1998 and 1997 consists of $1,050 in current taxes and $1,311 in deferred taxes, respectively. The statutory tax rate in Argentina is 33%.

9.  COMMITMENTS AND CONTINGENCIES

   IMPSAT S.A. leases satellite capacity with annual rental commitments of approximately $11,000 through the year 2001. In addition, IMPSAT S.A. has commitments to purchase communications equipment amounting to approximately $6,500 at March 31, 1998.

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

   IMPSAT S.A. is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, IMPSAT S.A. expects to vigorously prosecute or defend such claims, although there can be no assurance that IMPSAT S.A. will ultimately prevail with respect to any such matters.

   In November 1996, IMPSAT S.A. filed suit against one of its customers, ENCOTESA for amounts due and arising under IMPSAT S.A.'s contracts with ENCOTESA, the Argentine national postal service. In December 1996,
   ENCOTESA filed its reply to IMPSAT S.A.'s claim. The court has not yet ruled upon IMPSAT S.A.'s claim against ENCOTESA. In September 1997, ENCOTESA was privatized and emerged as Correo Argentino S.A. In connection therewith, the claim by IMPSAT Argentina remained with ENCOTESA. Based on these developments, the IMPSAT S.A. has reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value of $5,143 as determined by the IMPSAT S.A.'s management based on the advice of local legal counsel. IMPSAT S.A. will continue to assess the effect that the ENCOTESA receivables situation will have on its results of operations, liquidity or capital resources.

11.  SUBSEQUENT EVENTS

   IMPSAT S.A. currently has a five-year Euro-Commercial Paper Program (the "ECP Program") for the issuance of up to $50,000 in commercial paper. At March 31, 1998, IMPSAT S.A. had $6,000 of Euro-commercial paper outstanding under a prior commercial paper program, which matured in May 1998, and $25,000 of commercial paper outstanding under the first series of the ECP Program maturing August 1998 (see Note 6). During April 1998, IMPSAT S.A. issued $25,000 of commercial paper under the second series of the ECP Program, which matures in December 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table presents the Company's results of operations as a percentage of revenues:

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                       ---------------------------------------------
                                                                                  1997                1998
                                                                       ---------------------------------------------
                                                                           (IN THOUSANDS AND AS A PERCENTAGE OF
                                                                               CONSOLIDATED REVENUES)
Net revenues from services  . . . . . . . . . . . . . . . . . . .       $37,027      100.0%    $45,153      100.0%
Variable costs of services  . . . . . . . . . . . . . . . . . . .         4,963      13.4        7,719      17.1
Satellite capacity cost . . . . . . . . . . . . . . . . . . . . .         4,435      12.0        6,115      13.5
Salaries, wages and benefits  . . . . . . . . . . . . . . . . . .         6,386      17.2        7,771      17.2
Selling, general and administrative expenses  . . . . . . . . . .         7,555      20.4        8,516      18.9
Depreciation and amortization . . . . . . . . . . . . . . . . . .         6,750      18.2        8,061      17.8
Interest expense, net . . . . . . . . . . . . . . . . . . . . . .         6,182      16.7        7,785      17.2
Net (loss) gain on foreign exchange . . . . . . . . . . . . . . .         (162)     (0.4)           23       0.1
Provision for foreign income taxes  . . . . . . . . . . . . . . .       (1,697)     (4.6)      (1,635)      (3.6)
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,697)     (4.6)      (2,363)      (5.2)


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

              Revenues. Net revenues of the Company (i.e., gross revenues less sales taxes payable in accordance with local laws) for the first quarter of 1998 totaled $45.2 million, an increase of $8.1 million, or 21.9 %, from net revenues for the first quarter of 1997. Revenues at IMPSAT Argentina for the first quarter of 1998 totaled $23.9 million (an increase of $1.1 million, or 4.8 %, from the first quarter of 1997). Revenues at IMPSAT Colombia totaled $13.8 million in the first quarter of 1998, an increase of $2.9 million, or 26.8%, from the first quarter of 1997; revenues at IMPSAT Venezuela totaled $3.0 million for the first quarter of 1998 (an increase of $1.2 million from the first quarter of 1997), and revenues at IMPSAT Ecuador totaled $1.8 million for the first quarter of 1998 (an increase of $0.8 million from the first quarter of 1997). IMPSAT USA recorded revenues of $1.8 million and $0.3 million during the three months ended March 31, 1998 and 1997, respectively, and IMPSAT Mexico recorded revenues of $0.7 million and $0.2 million for the same periods, respectively. Revenue growth of the Company for the first quarter of 1998 is attributable to an increase in the number of customers and services provided.

              The increase in the Company's net revenues for the first quarter of 1998 is derived principally from growth in the Company's services other than its VSAT based service offerings. The Company anticipates that the percentage, and absolute amount, of total revenues represented by non-VSAT based service offerings will continue to grow at a faster rate than its VSAT based service offerings. Revenues from Dataplus service offerings for the first quarter of 1998 increased by $1.8 million, or 20.9%, from Dataplus revenues for the first quarter of 1997. Many of the Company's customers have supplemented or replaced their VSAT services with Dataplus services over time as they have increased the amount of private telecommunications network capacity contracted with the Company, and the Company expects this trend to continue. In addition, the Company's revenues from newer service offerings, such as Internet, recorded significant increases in the first quarter of 1998, totaling $2.2 million, as compared to $0.9 million for the first quarter of 1997. The Company anticipates additional growth in Internet-related revenues, including revenues derived from its planned acquisition of Mandic BBS Planejamento e Informatica S.A. ("Mandic S.A."), a Brazilian Internet access provider, which transaction is currently anticipated to close in June 1998. As part of net revenues, the Company recorded revenues of $0.4 million from certain non-recurring equipment sales during the first quarter of 1998, as compared to no revenues from such sales during the first quarter of 1997.

              Variable Cost of Services. The Company's variable cost of services for the first quarter of 1998 totaled $7.7 million, an increase of $2.8 million, or 55.5%, from the Company's variable cost of services for the first quarter of 1997. Of total variable cost of services for the first quarter of 1998, $4.6 million related to the operations of IMPSAT Argentina and $1.5 million related to the operations of IMPSAT Colombia, compared to variable cost of services of $3.2 million and $1.5 million at IMPSAT Argentina and IMPSAT Colombia, respectively, for the first quarter of 1997.

              The principal items comprising total variable cost of services are maintenance and installation (including de-installation) costs, and sales commissions paid to third-party sales representatives.

              Maintenance costs totaled $3.8 million for the first quarter of 1998, compared to $1.7 million for the corresponding period in 1997.

              Installation costs totaled $1.5 million for the first quarter of 1998 and $1.3 million for the first quarter of 1997. The Company contracts equipment installation services from outside providers.

              Sales commissions paid to third-party sales representatives totaled $1.3 million for the first quarter of 1998, compared to $1.3 million for the first quarter of 1997. The overwhelming amount of such sales commissions paid to third-party sales representatives related to customers of IMPSAT Argentina. Sales commissions paid to third-party sales representatives in Argentina totaled $1.1 million and $1.2 million in the first quarters of 1998 and 1997, respectively.

              In addition, the Company incurred costs of equipment sold during the first quarter of 1998 of $0.7 million, as compared with costs of equipment sold during the first quarter of 1997 of $61,000.

              Satellite Capacity Cost. The Company's satellite lease payments for the first quarter of 1998 totaled $6.2 million, an increase of $1.7 million, or 37.9%, over satellite lease payments for the corresponding period in 1997. The Company had approximately 461.9 MHz and 245.0 MHz of leased satellite capacity at March 31, 1998 and 1997, respectively. The expansion of the Company's satellite capacity during in the first quarter of 1998 compared to the first quarter of 1997 is attributable primarily to contractually scheduled increases in satellite capacity to match anticipated growth in the total number of Dataplus earth stations to be installed by the Company over time which, because of their greater transmission capacity and bandwidth requirements compared to VSAT, utilize larger amounts of satellite capacity. The increase in satellite capacity leased by the Company is also attributable to growth of IMPSAT USA's satellite capacity requirements. Increases in the Company's utilization of satellite capacity have not been matched by proportionate increases in revenues from its services.

              Salaries, Wages and Benefits. Salaries, wages and benefits paid by the Company for the first quarter of 1998 totaled $7.8 million, an increase of $1.4 million, or 21.7%, over the Company's expenses for salaries, wages and benefits during the first quarter of 1997. The Company increased salaries, wages and benefits of its personnel to match market rates and increases in cost of living. Salaries, wages and benefits increased principally in the Company's more recently developed operations in Ecuador, Mexico,

Venezuela and the United States and remained relatively stable in Argentina and Colombia. The Company maintained a total of 714 employees at March 31, 1998, compared to 656 employees at March 31, 1997.

              Selling, General and Administrative Expenses. Selling, General and Administrative Expenses ("SG&A") expenses for the Company consist principally of publicity and promotion costs; provisions for doubtful accounts; fees and other remuneration; travel and entertainment; rent; and plant services, telephone and energy expenses.

              The Company incurred SG&A expenses of $8.5 million for the first quarter of 1998, an increase of $1.0 million, or 12.7%, from SG&A expenses incurred by the Company during the first quarter of 1997. The increase relates in part to increased advertising and promotion expenses related to the introduction and roll-out of certain of the Company's newer service offerings, including Internet services, Conexia and Telecampus; higher occupancy costs at IMPSAT Colombia due to the expansion of its operations; and fees paid for feasibility studies regarding the Company's proposed expansion into Brazil.

         SG&A expenses at IMPSAT Argentina for the first quarter of 1998 totaled $3.6 million, a decrease of $0.7 million from SG&A expenses incurred by IMPSAT Argentina for the first quarter of 1997. The decrease in SG&A expenses at IMPSAT Argentina is due in part to a lower provision for doubtful accounts during the first quarter of 1998 ($0.7 million) compared to the provision recorded by IMPSAT Argentina on the first quarter of 1997 ($1.2 million).
On a Company-wide basis, the Company recorded a provision for doubtful accounts in the first quarter of 1998 of $1.2 million as a result of certain payment arrears experienced by certain customers in Argentina, Ecuador and the United States. The Company's current policy is generally to reserve 30% for accounts receivable in excess of 180 days but less than one year, and 100% for all accounts receivable in excess of 360 days, although this policy is not applied in all cases.

              Depreciation and Amortization. The Company's depreciation and amortization for the first quarter of 1998 totaled $8.1 million, an increase of $1.3 million, or 19.4%, compared to the first quarter of 1997. Depreciation and amortization for IMPSAT Argentina totaled $4.7 million and $4.3 million for the first quarters of 1998 and 1997, respectively.

              Interest Expense, Net. The Company's net interest expense for the first quarter of 1998 totaled $7.8 million, comprising interest expense of $8.1 million and interest income of $0.3 million. Net interest expense for the first quarter of 1998 increased $1.6 million from net interest expense for the first quarter of 1997. IMPSAT Argentina's net interest expense for the first quarter of 1998 totaled $3.1 million ($1.5 million after eliminating intercompany items), compared to net interest expense of $3.4 million ($1.1 million after eliminating intercompany items) for the first quarter of 1997. Net interest expense at IMPSAT Colombia for the first quarter of 1998 totaled $2.1 million ($1.7 million after eliminating intercompany items), as compared to $1.5 million ($1.1 million after eliminating intercompany items) for the first quarter of 1997. Interest expense with respect to intercompany loans are eliminated in the Company's Consolidated Statement of Operations.

              The increase in net interest expense reflects increased indebtedness of the Company, which grew from $195.7 million as of March 31, 1997 to $238.8 million as of March 31, 1998. As of March 31, 1998, total outstanding indebtedness at IMPSAT Argentina equaled $121.5 million ($61.5 million after eliminating intercompany items), compared to $103.3 million as of March 31, 1997. Total outstanding indebtedness at IMPSAT Colombia as of March 31, 1998 equaled $55.1 million ($42.1 million after eliminating intercompany items), compared to $48.8 million as of March 31, 1997. The average interest rate on the Company's indebtedness for the first quarter of 1998 was 14.1%, compared to an average interest rate of 12.1% for the first quarter of 1997.

              Provision for Income Taxes. The Company recorded a provision for income taxes, all of which are for foreign taxes, for the three months ended March 31, 1998 and 1997 of $1.6 and $1.7 million, respectively. IMPSAT Argentina recorded a provision for income taxes for the first quarter of 1998 of $1.1 million, compared to $1.3 million in the first quarter of 1997. IMPSAT Colombia recorded a provision for income taxes for the first quarter of 1998 of $0.7 million, compared to $0.3 million for the first quarter of 1997.

         Net Loss. For the three months ended March 31, 1998, the Company incurred a net loss of $2.4 million, an increase of $0.7 million, compared to the Company's net loss of $1.7 million for the three months ended March 31, 1997. The principal reasons for the Company's net loss for the three months ended March 31, 1998 related to losses at IMPSAT Venezuela of $0.9 million and management services provided, and unallocated overhead expenses incurred, by IMPSAT Corporation of $2.0 million. For the three month period ended March 31, 1998, IMPSAT Argentina recorded net income of $1.0 million, compared to net income of $1.1 million for the three months ended March 31, 1997. IMPSAT Colombia recorded net income for the three months ended March 31, 1998 of $1.8 million compared to a net income of $1.3 million for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates that it will continue to incur significant capital expenditures in the next several years in connection with the expected growth of its existing commercial operations (Argentina, Colombia, Venezuela, Ecuador and the United States), and the development of its operations in Brazil.

         The ability of the Company to continue the expansion of its private telecommunications network systems as is necessary to provide high-quality, competitive private network services to its customers and to meet its debt service obligations will be dependent upon the future performance of the Company, including the ability of the Company to obtain additional debt financing and potential equity financing. The Company's ability to maintain its planned program of capital expenditures will be dependent on its ability to obtain additional sources of financing. If the Company is unable to obtain such additional sources of financing, it will not be able to maintain its levels of growth and market position in any of the countries in which it operates, which could have an adverse effect on the business and prospects of the Company.

         As set forth in its consolidated statements of cash flow, in the three months ended March 31, 1998, the Company utilized $2.2 million in net cash flow from operating activities, compared with $2.8 million generated for the three months ended March 31, 1997. The negative cash flow from operating activities in the first quarter of 1998 was primarily attributable to increases in net trade receivables of $8.0 million (compared to an increase of $4.0 million in net trade receivables in the first quarter of 1997) and in other receivables and other non-current assets of $6.9 million (compared to a decrease of $1.8 million in the first quarter of 1997). Financing activities provided $18.7 million in net cash flow for the three months ended March 31, 1998, compared with $1.8 million from cash flow generated by financing activities for the three months ended March 31, 1997. Such increase is primarily attributable to the issuance by IMPSAT Argentina in February 1998 of $25.0 million in notes under the ECP Program. The Company's net outstanding indebtedness increased by $43.1 million during the three months ended March 31, 1998, compared to the corresponding period in 1997. During such period, the Company used $16.0 million in net cash flow for investing activities, compared to $14.9 million for the three months ended March 31, 1997. The Company had a cash balance of $10.9 million as of March 31, 1998.

         The Company intends to meet its future capital requirements from cash flow from operations, from additional lines of credit and from future private or public offerings of debt and equity securities of IMPSAT Corporation and/or any of its subsidiaries. The Company currently anticipates that it will require approximately $360 million during the period 1998 to 2000 for capital expenditures. The Company's projected capital expenditure requirements include the further establishment of operations and development of private telecommunications network systems in Brazil and continued additions to its private telecommunications network infrastructure in order to maintain the Company's ability to provide high quality, competitive services. The Company's budget contemplates that the Company will need approximately $90 million for the period from 1998 to 2000 for capital expenditures related to the adequate build-out of a private telecommunications network system in Brazil. In addition, with continued deregulation of the telecommunications market in the region, the Company may in the future expand its business to include other telecommunications services, such as general voice telephony, which would require significant amounts of additional financing for capital expenditures.

         The Company leases satellite capacity with annual rental commitments of approximately $20.1 million through the year 2001. In addition, the Company has commitments to purchase communications equipment amounting to approximately $8.5 million at December 31, 1997.

         As of April 15, 1998, IMPSAT Argentina had outstanding $50 million of commercial paper issued under the ECP Program. On February 10, 1998, IMPSAT Argentina completed the placement of a first series of $25 million of short-term promissory notes under the ECP Program. The first series under the ECP Program will mature on August 10, 1998. On April 3, 1998, IMPSAT Argentina completed the issuance of a second series of $25 million of short-term promissory notes under the ECP Program, which will mature on December 17, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not Applicable.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              Not applicable.

ITEM 2.  CHANGES IN SECURITIES

              Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

              Not Applicable.

ITEM 5.  OTHER INFORMATION

         On April 20, 1998, the Company signed a definitive agreement to purchase a 75% interest in Mandic S.A., a Brazilian Internet access provider, for approximately $9.8 million. Upon consummation of the transaction, the Company would acquire 75% of the common stock of Mandic S.A., and the remaining 25% would be owned by Mr. Aleksander Mandic. Assuming satisfactory due diligence, the acquisition of Mandic S.A. is scheduled to be consummated on or around June 1, 1998. There can be no assurance however, that any such transaction will take place.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Exhibits.  27.1  Financial Data Schedule.

(a)(2) List of Schedules. All schedules for which provision is made in the applicable accounting regulations of the Commission are omitted because they are not applicable, or the information is included in the financial statements included herein.

(b)  Reports on Form 8-K.  None.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, in the capacities and on the dates indicated.

                                        IMPSAT Corporation





                                        By: /s/ Guillermo Jofre
                                            ------------------------------------
                                         Guillermo Jofre
                                         Vice President, Finance and
                                         Chief Financial Officer

                                        Date: May 15, 1998


                                        IMPSAT S.A.





                                        By: /s/ Jose Torres
                                            ------------------------------------
                                         Jose Torres
                                         Director and Chief Accounting
                                         Officer

                                        Date: May 15, 1998