Form 10-Q/A
period 1998-03-31
IMPSAT CORP
filed 1998-06-29
CIK 1022329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[ X ] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 1998 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO
                               ---------    ------------

COMMISSION FILE NUMBER:  333-12977

                               IMPSAT CORPORATION
                                   IMPSAT S.A.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          Delaware                                         52-1910372
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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
                                                    -      -

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

INDICATE BY CHECK MARK WHETHER THE COMPANY HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES n/a NO n/a
           -----    -----

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

                            -------------------------

                               IMPSAT CORPORATION
                                   IMPSAT S.A.

                            -------------------------

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
EXPLANATORY NOTE...............................................................3

PART I.........................................................................4

FINANCIAL INFORMATION..........................................................4

     ITEM 1. FINANCIAL STATEMENTS..............................................4

SIGNATURES....................................................................25

                                EXPLANATORY NOTE

           This amendment amends the Quarterly Report on Form 10-Q (the "Report"), filed with the Securities and Exchange Commission on May 15, 1998 by the Registrants. Part I, Item 1 of the Report is amended to reflect the following revision to the consolidated Balance Sheet of IMPSAT Corporation: The line item captioned "Convertible Preferred Stock, Series A, 10% cumulative dividend, 25,000 shares issued and outstanding liquidation preference $5,000 per share" has been reclassified from under the caption "Stockholders' Equity" and is separately presented under the caption "Redeemable Preferred Stock."

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       IMPSAT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                                         DECEMBER 31,     MARCH 31,
                                                                            1997            1998
                                                                         ------------    -----------
                                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .....................................      $  10,439       $  10,911
     Trade accounts receivable, net ................................         36,596          44,606
     Other receivables .............................................         15,583          16,859
     Prepaid Expenses ..............................................          2,397           3,995
                                                                          ---------       ---------
               Total current assets ................................         65,015          76,371
                                                                          ---------       ---------
PROPERTY, PLANT & EQUIPMENT, NET ...................................        255,422         264,458
                                                                          ---------       ---------
NON-CURRENT ASSETS:
     Trade accounts receivable, net ................................          5,143           5,143
     License and permit costs, net .................................          2,003           1,903
     Deferred income taxes, net ....................................             99
     Deferred financing costs, net .................................          4,044           3,115
     Other non-current assets ......................................          8,289          14,825
                                                                          ---------       ---------
               Total non-current assets ............................         19,479          25,085
                                                                          ---------       ---------
TOTAL ..............................................................      $ 339,916       $ 365,914
                                                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Account payable - trade .......................................      $  25,289       $  32,168
     Short-term debt ...............................................         50,189          68,095
     Current portion of long-term debt .............................         10,186          11,165
     Accrued liabilities ...........................................          8,878           6,718
     Deferred income taxes, net ....................................            247
     Other liabilities .............................................          8,649          13,606
                                                                          ---------       ---------
               Total current liabilities ...........................        103,438         131,752
                                                                          ---------       ---------
LONG-TERM DEBT, NET ................................................        159,677         159,532
                                                                          ---------       ---------
OTHER LONG-TERM LIABILITIES ........................................          3,014           3,291
                                                                          ---------       ---------
COMMITMENTS AND CONTINGENCIES (Note 10)
MINORITY INTEREST ..................................................         10,398          10,313
                                                                          ---------       ---------
REDEEMABLE PREFERRED STOCK
     Convertible Preferred Stock, Series A, 10% cumulative dividend,
         25,000 shares issued and outstanding liquidation preference
         $5,000 per share ..........................................                        125,000
STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $1 par value; 100,792,640 shares issued and
         outstanding at December 31, 1997 and 75,594,480 shares
         outstanding at March 31, 1998 respectively ................        100,793         100,793
     Treasury stock, 25,198,160 shares, at cost ....................                       (125,000)
     Accumulated deficit ...........................................        (37,404)        (39,767)
                                                                          ---------       ---------
               Total stockholders' equity (deficit) ................         63,389         (63,974)
                                                                          ---------       ---------
TOTAL ..............................................................      $ 339,916       $ 365,914
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

                                         Date: June 29, 1998


                                         IMPSAT S.A.



                                         By: /s/ Jose Torres
                                            ------------------------------------
                                            Jose Torres
                                            Director and
                                            Chief Accounting Officer

                                         Date: June 29, 1998