Form 10-Q
period 1998-06-30
IMPSAT CORP
filed 1998-08-14
CIK 1022329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 1998 OR


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: As of June 30, 1998 the Company had outstanding 75,594,480 shares of Common Stock, $1.00 par value, and 25,000 shares of Series A Convertible Preferred Stock, liquidation preference $5,140 per share, outstanding.

                            -------------------------

                               IMPSAT CORPORATION
                                   IMPSAT S.A.

                            -------------------------

                                      INDEX

                                                                                      PAGE NO.
                                                                                      --------
PART I.......................................................................................3

FINANCIAL INFORMATION........................................................................3

     ITEM 1.  FINANCIAL STATEMENTS...........................................................3
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.....................................................25

PART II.....................................................................................34

OTHER INFORMATION...........................................................................34

     ITEM 1.  LEGAL PROCEEDINGS.............................................................34
     ITEM 2.  CHANGES IN SECURITIES.........................................................34
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................................34
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...........................34
     ITEM 5.  OTHER INFORMATION.............................................................34
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................................34

SIGNATURES..................................................................................35

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      IMPSAT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                                  DECEMBER 31,          JUNE 30,
                                                                                      1997                1998
                                                                                  ------------        ------------
                                                                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ............................................            $10,439            $200,638
   Trade accounts receivable, net .......................................             36,596              42,967
   Other receivables ....................................................             15,583              20,359
   Prepaid expenses .....................................................              2,397               3,318
                                                                                    --------            --------
           Total current assets .........................................             65,015             267,282
                                                                                    --------            --------
PROPERTY, PLANT & EQUIPMENT, NET ........................................            255,422             290,822
                                                                                    --------            --------
NON-CURRENT ASSETS:
   Trade accounts receivable, net .......................................              5,143               5,143
   Intangible assets, net ...............................................              2,003               8,120
   Investment at cost ...................................................              4,178               9,149
   Deferred financing costs, net ........................................              4,044               9,872
   Deferred income taxes, net............................................                                  1,345
   Other non-current assets .............................................              4,111               1,498
                                                                                    --------            --------
          Total non-current assets ......................................             19,479              35,127
                                                                                    --------            --------
TOTAL                                                                               $339,916            $593,231
                                                                                    ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Account payable - trade ..............................................            $25,289             $35,443
   Short-term debt ......................................................             50,189              65,656
   Current portion of long-term debt ....................................             10,186              14,441
   Accrued liabilities ..................................................              8,878              13,038
   Deferred income taxes, net ...........................................                247
   Other liabilities ....................................................              8,649              15,668
                                                                                    --------            --------
            Total current liabilities                                                103,438             147,753
                                                                                    --------            --------
LONG-TERM DEBT, NET .....................................................            159,677             384,567
                                                                                    --------            --------
OTHER LONG-TERM LIABILITIES .............................................              3,014               3,710
                                                                                    --------            --------
COMMITMENTS AND CONTINGENCIES (Note 11)
MINORITY INTEREST .......................................................             10,398              11,563
                                                                                    --------            --------
REDEEMABLE PREFERRED STOCK, Convertible, Series A,
     10%, cumulative dividend, 25,000 shares authorized, issued
     and outstanding liquidation preference $5,140 per share ............                                128,507
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $1 par value; 100,792,640 shares issued and
     outstanding at December 31, 1997 and June 30, 1998,
     respectively .......................................................            100,793             100,793
   Treasury stock, 25,198,160 shares, at cost ...........................                              (125,000)
   Amount paid in excess of carrying value of assets acquired from
     related party                                                                                       (5,679)
   Accumulated deficit ..................................................           (37,404)            (49,476)
                                                                                    --------            --------
          Total stockholders' equity (deficit) ..........................             63,389            (79,362)
                                                                                    --------            --------
TOTAL ...................................................................           $339,916            $593,231
                                                                                    ========            ========


See notes to consolidated financial statements.

                       IMPSAT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                               ------------------------        ------------------------
                                                 1997            1998            1997            1998
                                               --------        --------        --------       ---------
                                                                      (UNAUDITED)
NET REVENUES FROM SERVICES .............        $38,694         $48,498         $75,721         $93,651
                                                -------         -------         -------         -------
COSTS AND EXPENSES:
   Variable cost of services ...........          7,172           7,261          12,226          14,980
   Salaries, wages and benefits ........          7,276           9,191          13,662          16,962
   Satellite capacity cost .............          4,406           6,726           8,841          12,841
   Selling, general and administrative .          6,567          12,590          14,031          21,106
   Depreciation and amortization .......          7,026           8,568          13,776          16,629
                                                  -----           -----          ------          ------
   Total costs and expenses ............         32,447          44,336          62,536          82,518
                                                 ------          ------          ------          ------
      Operating income .................          6,247           4,162          13,185          11,133
                                                 ------          ------          ------          ------
OTHER INCOME (EXPENSES):
   Interest expense, net ...............        (6,089)         (9,406)        (12,271)        (17,191)
   Net (loss) gain on foreign exchange .           (34)           (181)           (196)           (158)
   Other income (expense), net .........          (293)             166           (260)             498
                                                 ------          ------          ------          ------
INC0ME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST ..................          (169)         (8,766)             458         (5,718)
PROVISION FOR INCOME TAXES .............        (1,032)           (616)         (2,729)         (2,251)
                                                -------           -----         -------          ------
LOSS BEFORE MINORITY INTEREST ..........        (1,201)         (5,875)         (2,271)         (7,969)
INCOME ATTRIBUTABLE TO MINORITY
INTEREST ...............................             46           (327)           (581)           (596)
                                               --------        --------        --------       ---------
NET LOSS ...............................        (1,155)         (6,202)         (2,852)         (8,565)
   Dividends on redeemable preferred
     stock..............................                                                        (3,507)
                                               --------        --------        --------       ---------
NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS..........................       $(1,155)        $(9,709)        $(2,852)       $(12,072)
                                               ========        ========        ========       =========



See notes to consolidated financial statements

                       IMPSAT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                           AMOUNT PAID IN
                                                                           EXCESS OF
                                            COMMON STOCK                   CARRYING VALUE
                                       ----------------------              OF NET ASSETS
                                                                TREASURY   ACQUIRED FROM   ACCUMULATED                  MINORITY
                                          SHARES      STOCK      AMOUNT    RELATED PARTY     DEFICIT           TOTAL    INTEREST
                                       ------------  --------  ----------  --------------  -----------      ----------  --------
BALANCE AT DECEMBER 31, 1997.........   100,792,640  $100,793                              $  (37,404)      $   63,389  $ 10,398
Change in minority interest in
IMPSAT Argentina.....................                                                                                      (354)
Acquisition of Treasury stock........  (25,198,160)            $(125,000)                                    (125,000)
Amount paid in excess of
carrying value of net assets
acquired from related party..........                                         $   (5,679)                      (5,679)
Change in minority interest
related to the acquisition of
Mandic S.A...........................                                                                                        923
Dividends on redeemable preferred
stock................................                                                          (3,507)         (3,507)
Net loss for the six months ended
  June 30, 1998......................                                                          (8,565) (*)     (8,565)       596
                                         ----------  --------  ----------     -----------  -----------      ----------  --------
BALANCE AT JUNE 30, 1998.............    75,594,480  $100,793  $(125,000)     $   (5,679)  $  (49,476)      $ (79,362)  $ 11,563
                                         ==========  ========  ==========     ===========  ===========      ==========  ========


(*) Includes an appropriation of retained earnings amounting to $1,622 to comply with legal reserve requirements in Argentina.


See notes to consolidated financial statements

                       IMPSAT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                 1997             1998
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..........................................................       $ (2,852)        $ (8,565)
         Adjustments to reconcile net loss to net cash provided by
operating activities:
         Amortization and depreciation .................................          13,776           16,629
         Deferred income tax provision (benefit) .......................           1,268          (1,592)
         Income attributable to minority interest ......................             581              242
         Changes in assets and liabilities:
         Increase in trade accounts receivable, net ....................         (5,933)          (6,121)
         Increase in prepaid expenses ..................................         (1,277)            (723)
         Increase in other receivables and
              other non-current assets .................................         (1,095)            (436)
         (Decrease) increase in accounts payable-trade .................         (2,930)            7,497
         Increase in accrued and other liabilities .....................           5,204           10,711
         (Decrease) increase in other long-term liabilities ............         (2,290)              696
                                                                               ---------        ---------
     Net cash provided by (used in) operating activities ...............           4,452           18,338
                                                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment ........................        (19,911)         (48,226)
     Cash paid in Mandic S.A. acquisition, net .........................                          (6,307)
     Cash paid in IMPSAT Brazil merger .................................                          (5,100)
     Increase in investment ............................................         (3,052)          (5,001)
                                                                               ---------        ---------
     Net cash used by investing activities .............................        (22,903)         (64,634)
                                                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings from short-term debt ...............................          22,553           15,036
     Acquisition of treasury stock .....................................                        (125,000)
     Proceed of issuance of redeemable preferred stock .................                          125,000
     Proceeds from long-term debt, net .................................           3,810          228,097
     Repayments of long-term debt ......................................         (7,292)          (6,638)
                                                                               ---------        ---------
     Net cash provided by financing activities .........................          19,071          236,495
                                                                               ---------        ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................             560          190,199
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................          28,895           10,439
                                                                               ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................       $  29,455        $ 200,638
                                                                               =========        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid .....................................................       $  11,344        $  20,317
                                                                               =========
     Foreign taxes paid ................................................       $       2
                                                                               =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
     Equipment in transit ..............................................       $   9,394        $   2,207
                                                                               =========        =========
     Common stock issued in exchange for an additional 44% of
         IMPSAT Argentina ..............................................       $  23,043
                                                                               =========
     Accrued dividends on redeemable preferred stock ...................                        $   3,507
                                                                                                =========
     Mandic S.A. Acquisition:
         Fair Value of net assets acquired .............................                        $   1,300
                                                                                                =========


See notes to consolidated financial statements

                       IMPSAT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)

1.   GENERAL

IMPSAT Corporation, a Delaware holding company (the "Company"), is a privately-held corporation which provides and operates private networks of integrated data and voice telecommunications systems in a number of countries in Latin America. The Company's principal line of business comprises the provision of data transmission services for large national and multinational companies, financial institutions, and governmental agencies and other business customers in Latin America. The Company provides its services through its advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links and leased satellite and fiber optic links.

The Company was formed in August 1994 for the purpose of combining operating entities in Argentina, Colombia and Venezuela, which were previously controlled by common ownership. The original operating entity was established in Argentina in 1990 under the name of IMPSAT S.A. ("IMPSAT Argentina"). Thereafter, operating entities were established in Colombia in 1992 ("IMPSAT Colombia") and in Venezuela in 1993 ("IMPSAT Venezuela"). Other operating subsidiaries have been created or acquired in Mexico, Ecuador, Peru (inactive), the United States and Brazil. Accordingly, the Company's operating subsidiaries at June 30, 1998 are as follows:


                                                                                    NET
                                                                                  REVENUES    OPERATING
                                                      OWNERSHIP       TOTAL         FROM        INCOME
COUNTRY       OPERATING SUBSIDIARIES                  PERCENTAGE      ASSETS      SERVICES      (LOSS)
-------       ----------------------                  ----------      ------      --------      ------
Argentina     Impsat S.A.                                   95.2%   $ 234,808    $  47,533    $   9,511
Colombia      Impsat S.A.                                   74.2      102,064       28,095       11,319
Venezuela     Telecomunicaciones Impsat S.A.                75.0       32,203        6,387          693
Mexico        Impsat S.A. de C.V.                           99.9        9,912        1,645       (1,055)
Ecuador       Impsatel del Ecuador S.A                     100.0       18,142        4,140        1,208
USA           Impsat USA, Inc.                             100.0        9,355        4,348          953
Brazil        Impsat Comunicacoes Ltda.                     99.9       10,624          504       (5,175)
Brazil        Mandic BBS Planejamento e
              Informatica S.A.                              58.5        3,599          999          174
                                                                    ---------    ---------    ---------


              Subtotal for operating subsidiaries                     420,707       93,651       17,628

          Parent company, others and eliminations                     171,601                    (6,495)
                                                                    ---------    ---------    ---------

              Consolidated total                                      592,308    $  93,651    $  11,133
                                                                    =========    =========    =========


In addition, the Company owns other subsidiaries which serve as intermediaries or provide support functions to the Company and its operating subsidiaries. They are Resis Ingenieria, S.A. (Argentina) and International Satellite Capacity Holding, NG (Liechtenstein).

2.   MERGERS AND ACQUISITIONS

On June 1, 1998, the Company acquired from Nevasa Holdings Limited ("Nevasa"), the Company's parent, 99.9% of the capital stock of IMPSAT Comunicacoes Ltda. ("IMPSAT Brazil"), a Brazilian company, for approximately $5.1 million. The purchase price for IMPSAT Brazil represented the total amount of pre-operating and development costs and expenses incurred for IMPSAT Brazil by Nevasa. IMPSAT Brazil was established by Nevasa and operates under a value added telecommunications license permitting IMPSAT Brazil to lease satellite capacity directly from EMBRATEL, Brazil's long-distance carrier and sell corporate private telecommunications network services (data, voice and video) using terrestrial and satellite links to third parties. The acquisition, as is generally the case for transactions among companies under common control, has been accounted for in a manner similar to the pooling of interests method of accounting, whereby all assets and liabilities have been recorded at their historical carrying amounts and the acquisition was recorded as if the transaction occurred on January 1, 1998. IMPSAT Brazil did not have material operations in 1997 as it was in the pre-operating phase. Amounts paid in excess of carrying value of the underlying net assets acquired is recorded as a reduction of stockholders' equity (deficit) and will be amortized on a straight-line basis over a period of 10 years.

On April 20, 1998, the Company signed a definitive agreement to purchase a 75.1% interest in Mandic BBS Planejamento e Informatica S.A. ("Mandic S.A."), a Brazilian internet access provider, for approximately $9.8 million. Upon consummation of the transaction, the Company will acquire 75.1% of the common stock of Mandic S.A., and the remaining 24.9% will be owned by Mr. Aleksander Mandic, the founder and current president of Mandic S.A. The initial stage of the acquisition of Mandic S.A., pursuant to which the Company acquired a 58.5% interest, was consummated on May 29, 1998, and the remaining 16.6% interest is scheduled to be acquired by May 1, 1999. The acquisition was accounted for as a purchase.

The purchase price was allocated as follows:

Estimated fair value of net
  assets acquired:                        $ 1,300
Goodwill                                    6,307
                                          -------
Purchase price for 58.5% interest:        $ 7,607
                                          =======


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -- The financial statements are presented on a consolidated basis and include the accounts of the Company and its subsidiaries. Effective December 31, 1997, IMPSAT Argentina changed its fiscal year to December 31. All significant intercompany transactions and balances have been eliminated.

INTERIM FINANCIAL INFORMATION -- The unaudited consolidated statements as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the six months period ended June 30, 1998 and 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

REVENUE RECOGNITION -- The Company provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the number of microsystem installations. The fees stipulated in the contracts are generally denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total revenue from services for the six months ended June 30, 1998 and 1997.

PROPERTY, PLANT AND EQUIPMENT COSTS -- Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

            Buildings and improvements                                10-25 years
            Operating communications equipment                         5-10 years
            Furniture, fixtures and other equipment                    2-10 years

INTANGIBLE ASSETS - Intangible assets include license and permit costs and goodwill. License and permit costs, such as legal costs, regulatory fees and application costs incurred to obtain and make functional the operating licenses in each respective country in the amount of approximately $3,700, were capitalized and are being amortized on the straight-line basis over periods not to exceed ten years. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired of Mandic S.A. (see note 2), of approximately $6,307 is being amortized on a straight-line basis of over a period of 15 years. The Company reviews the carrying value of its intangible assets on an ongoing basis. If such review indicates that these values may not be recoverable, the Company's carrying value will be reduced to its estimated fair value.

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

DEFERRED FINANCING COSTS -- Debt issuance costs and transaction fees, which are associated with the issuance of the Company's 12 1/8 % Senior Guaranteed Notes due 2003 (the "Senior

Guaranteed Notes") and the 12 3/8 % Senior Notes due 2008 (the "Senior Notes") (see Note 7) are being amortized (and charged to interest expense) over the term of the related notes on a method which approximates the level yield method.

INVESTMENT - Investment represents a less than 1.0% ownership interest by the Company in an unaffiliated cooperative established for the purchase and leasing of satellite capacity time and is accounted for under the cost method.

FOREIGN CURRENCY TRANSLATION -- The Company's subsidiaries use the U.S. dollar as the functional currency. Accordingly, the financial statements of the subsidiaries were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the functional currency are included as net gain or loss on foreign exchange.

LONG LIVED ASSETS -- Long lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded during the six months ended June 30, 1998 and 1997.

RECLASSIFICATIONS -- Certain amounts in the period for the six months ended June 30, 1997 consolidated financial statements have been reclassified to conform with the six months ended June 30, 1998 presentation.

NEW ACCOUNTING PRONOUNCEMENTS -- In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income be reported on one of the following: (1) the statement of income; (2) the statement of changes in stockholders' equity; or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 during the first quarter of 1998 did not have a material impact on the Company's consolidated financial statements presentation.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 during the first quarter of 1998 did not have a material impact on the Company's consolidated financial statement presentation.

4.   TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, by operating subsidiaries are summarized as follows:

                                                         DECEMBER 31,      JUNE 30,
                                                             1997            1998
                                                         ------------    ------------
                                                                          (UNAUDITED)
IMPSAT Argentina                                           $ 27,531        $ 31,109
IMPSAT Colombia                                              10,102          13,443
IMPSAT Venezuela                                              2,202           3,090
IMPSAT USA                                                    1,359           2,679
Others                                                        1,335           1,980
                                                           --------        --------
    Total                                                    42,529          52,301
Less: allowance for doubtful accounts                        (5,933)         (9,334)
                                                             ------          ------
Trade accounts receivable, net                             $ 36,596        $ 42,967
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

The activity for the allowance for doubtful accounts is as follows:

                                                         DECEMBER 31,      JUNE 30,
                                                             1997            1998
                                                         ------------    ------------
                                                                          (UNAUDITED)
Beginning balance                                          $  2,803        $  5,933
Provision for doubtful accounts                               3,269           4,158
Write-offs                                                     (139)           (757)
                                                           --------        --------
Ending balance                                             $  5,933        $  9,334
                                                           ========        ========

  See note 11.


5.   OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income and other miscellaneous amounts due to the Company and its operating subsidiaries as follows:

                                                         DECEMBER 31,      JUNE 30,
                                                             1997            1998
                                                         ------------    ------------
                                                                          (UNAUDITED)
       IMPSAT Argentina                                    $  4,753        $  6,322
       IMPSAT Colombia                                        4,460           4,917
       IMPSAT Venezuela                                       2,133           2,052
       IMPSAT Ecuador                                           548             967
       Others                                                 3,689           6,101
                                                           --------        --------
              Total                                        $ 15,583        $ 20,359
                                                           ========        ========

6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at:

                                                         DECEMBER 31,      JUNE 30,
                                                             1997            1998
                                                         ------------    ------------
                                                                          (UNAUDITED)
 Land                                                     $   1,478       $   1,528
 Building and improvements                                   23,312          25,165
 Operating communications equipment                         310,321         354,510
 Furniture, fixtures and other equipment                     14,503          17,379
                                                          ---------       ---------
     Total                                                  349,614         398,582
 Less: accumulated depreciation                            (101,051)       (116,826)
                                                          ---------       ---------
     Total                                                  248,563         281,756

 Deposit on purchase of equipment and in transit              6,859           9,066
                                                          ---------       ----------
 Property, plant and equipment, net                       $ 255,422       $ 290,822
                                                          =========       =========


The recap of accumulated depreciation is as follows:

                                                         DECEMBER 31,      JUNE 30,
                                                             1997            1998
                                                         ------------    ------------
                                                                          (UNAUDITED)
      Beginning balance                                   $  73,046       $ 101,051
      Depreciation expense                                   29,665          16,430
      Retirements and disposals                              (1,660)           (655)
                                                          ---------       ---------
      Ending balance                                      $ 101,051       $ 116,826
                                                          =========       =========


7.   SHORT-TERM DEBT

The Company's short-term debt is detailed as follows:

                                                                            DECEMBER 31,     JUNE 30,
                                                                                1997           1998
                                                                                ----           ----
                                                                                            (UNAUDITED)
      Commercial paper (7.55% to 11%)                                        $  25,000       $  50,000
      Short-term credit facilities, denominated in
          US dollars; interest rates ranging from 6.26% to 15%;
            IMPSAT Argentina                                                    15,850
            IMPSAT Colombia                                                      5,414           7,079
            IMPSAT Venezuela                                                     1,714             566
            IMPSAT Ecuador                                                         992           2,803
            IMPSAT USA                                                                              65
            IMPSAT Brazil                                                                          606
            Mandic S.A.                                                                            390
      Short-term credit facilities, denominated in
          local currencies; local interest rates;
            IMPSAT Argentina (8.75% to 9%)                                                       1,157
            IMPSAT Colombia (47.15%)                                                             1,878
            IMPSAT Venezuela (32%)                                               1,219           1,112
                                                                             ---------       ---------
      Total short-term debt                                                  $  50,189       $  65,656
                                                                             =========       =========

The Company has historically refinanced these short-term credit facilities on an annual basis.

8.   LONG-TERM DEBT

The Company's long-term debt is detailed as follows:

                                                                            DECEMBER 31,     JUNE 30,
                                                                                1997           1998
                                                                                ----           ----
                                                                                            (UNAUDITED)
      12-1/8% Senior Guaranteed Notes due 2003                               $ 125,000       $ 125,000
      12-3/8% Senior Notes due 2008                                                            225,000
      Term notes payable:
         IMPSAT Colombia maturing through 2002
         collateralized by equipment with a carrying value of
         approximately $14,000 and the assignment of customer
         contracts totaling approximately $12,000 denominated in:
                    U.S. dollars (Interest rates 8.5% - 13%)                    27,111          21,663
                    Local currency (24.93% - 34%)                                6,380          13,527
         IMPSAT Argentina (6.56% - 7%), maturing semiannually
            through 2001, collateralized by certain assets                       2,435           6,217
         IMPSAT Venezuela (9% - 10.75%), maturing through 2000                   5,550           4,505
         IMPSAT USA (8.75%), maturing through 2003                                                 556
      Eximbank notes payable (7%), maturing
         semiannually through 1999                                               3,387           2,540
                                                                             ---------       ---------
                 Total long-term debt                                          169,863         399,009
      Less: current portion                                                    (10,186)        (14,441)
                                                                             ---------       ---------
      Long-term debt, net                                                    $ 159,677       $ 384,567
                                                                             =========       =========

The Senior Guaranteed Notes, Senior Notes and some of the term notes payable for IMPSAT Colombia and IMPSAT Venezuela contain certain covenants requiring certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.


9.   INCOME TAXES

For the six months ended June 30, 1998 and 1997, the provision for income taxes, all of which are for foreign taxes, consist of a current provision of $3,843 and $1,461, respectively, and a deferred (benefit) provision of $(1,592) and $1,268, respectively. The foreign statutory tax rates range from 20% to 35% depending on the particular country. Deferred taxes result from temporary differences in the capitalization policies of preoperating costs and net operating loss carryforwards.


10.  REDEEMABLE PREFERRED STOCK

On March 19, 1998, the Company redeemed 25% of its outstanding common stock previously held by STET International Netherlands NV (the "STET Shares") with the proceeds of a substantially concurrent issuance and sale of $125,000 of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock were offered and sold to Princes Gate Investors II, L.P. ("Princes Gate") and Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. ("MSGEM"), two private equity funds that are affiliates of Morgan Stanley Dean Witter & Co., and to certain other investors affiliated with Princes Gate and MSGEM (such investors along with Princes Gate and MSGEM, the "Purchasers"). The

Series A Preferred Stock was convertible at the date of issuance into 25% of the common stock of the Company and as of June 30, 1998 was convertible into 25.5 of the Common Stock of the Company.

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


11.  COMMITMENTS AND CONTINGENCIES

The Company leases satellite capacity with annual rental commitments of approximately $26,000. In addition, the Company has commitments to purchase communications equipment amounting to approximately $11,600 and was obligated under letter of credits amounting to approximately $350 at June 30, 1998.

The Company is a third party guarantor of up to 75% of a $6,000 credit facility provided to IMPSAT Venezuela by a regional development fund. At June 30, 1998, the balance outstanding on this credit facility amounted to approximately $4,500.

During May, 1997, the Company and IMPSAT Argentina entered into a three party arrangement with a financial institution whereby $60 million was borrowed by the subsidiary and concurrently a like amount certificate of deposit was placed at the financial institution by the Company. The arrangements establish a right of setoff and, accordingly, the amounts have been netted for purposes of the consolidated financial statement presentation. The arrangements expire in July 1999.

The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

In November 1996, IMPSAT Argentina filed suit against one of its customers, ENCOTESA for amounts due and arising under IMPSAT Argentina's contracts with ENCOTESA, the Argentine national postal service. On December 27, 1996, ENCOTESA filed its reply to IMPSAT Argentina's claim. The court has not yet ruled upon IMPSAT Argentina's claim against

ENCOTESA. In September 1997, ENCOTESA was privatized and emerged as Correo Argentino S.A. In connection therewith, the claim by IMPSAT Argentina remained with ENCOTESA and the operating contract was transferred to Correo Argentino. Based on these developments, the Company has reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value of $5,143 as determined by the Company's management based on the advice of local legal counsel. IMPSAT Argentina and ENCOTESA have held discussions in an effort to settle IMPSAT Argentina's claims against ENCOTESA, and during the pendency of such discussions the parties have deferred further court proceedings. To date, the parties have been unable to reach any settlement of the matter. The Company will continue to assess the effect that the ENCOTESA receivables situation and its contract negotiation with Correo Argentino will have on its results of operations, liquidity or capital resources.

                                     ******

IMPSAT S.A.
BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------


                                                                                 DECEMBER 31,                 JUNE 30,
                                                                                      1997                        1998
                                                                          --------------------------  -------------------

             ASSETS                                                                                         (UNAUDITED)

             CURRENT ASSETS:
              Cash and cash equivalents.................................  $             6,065         $            33,087
              Trade accounts receivable, net............................               22,034                      22,899
              Receivables from affiliated companies.....................                  734                       1,514
              Other receivables.........................................                4,753                       6,322
              Prepaid expenses..........................................                  789                       1,813
                                                                          -------------------         -------------------
               Total current assets.....................................               34,375                      65,635
                                                                          -------------------         -------------------
             PROPERTY, PLANT AND EQUIPMENT, NET.........................              146,940                     158,791
                                                                          -------------------         -------------------
             NON-CURRENT ASSETS:
              Trade accounts receivable, net............................                5,143                       5,143
              Investment, at cost.......................................                4,178                       9,149
              Other non-current assets..................................                  393                         391
                                                                          -------------------         -------------------
               Total non-current assets.................................                9,714                      14,683
                                                                          -------------------         -------------------
             TOTAL......................................................  $           191,029         $           239,109
                                                                          ===================         ===================
             LIABILITIES AND STOCKHOLDERS' EQUITY
             CURRENT LIABILITIES:
              Accounts payables - trade.................................  $            13,521         $            20,616
              Short-term debt...........................................               40,850                      51,157
              Advances from affiliated companies........................                5,194                      30,867
              Current portion of long-term debt.........................                2,794                       5,694
              Accrued liabilities.......................................                  432                       1,455
              Deferred income taxes.....................................                4,301                       4,301
              Other liabilities.........................................                4,569                       4,294
                                                                          -------------------         -------------------
               Total current liabilities................................               71,661                     118,384
                                                                          -------------------         -------------------
             LONG-TERM DEBT, NET........................................               63,029                      63,063
                                                                          -------------------         -------------------
             OTHER LONG-TERM LIABILITIES................................                1,383                       1,807
                                                                          -------------------         -------------------

             COMMITMENTS AND CONTINGENCIES (Note 9)
             STOCKHOLDERS' EQUITY
              Common Stock; 5,123 shares authorized,
               issued, and outstanding..................................                    3                           3
              Paid-in capital...........................................               26,191                      26,191
              Retained earnings.........................................               28,762                      29,661
                                                                          -------------------         -------------------
               Total stockholders' equity...............................               54,956                      55,855
                                                                          -------------------         -------------------
             TOTAL......................................................  $           191,029         $           239,109
                                                                          ===================         ===================


See notes to financial statements

IMPSAT S.A.
STATEMENTS OF INCOME
(IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------


                                                               THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------             -------------------------
                                                                 1997                1998               1997               1998
                                                               -------             -------            -------            -------
                                                                       (UNAUDITED)                            (UNAUDITED)
           NET REVENUES FROM SERVICES.....................     $21,115              $24,126            $43,953            $48,070
           COSTS AND EXPENSES:
              Variable cost of services...................       3,717               3,900              6,951              8,467
              Satellite capacity cost.....................       2,299               3,072              4,517              5,903
              Salaries, wages and benefits................       3,017               3,131              5,931              6,183
              Selling, general and administrative.........       3,775               5,940              8,073              9,002
              Depreciation and amortization...............       4,439               4,877              8,716              9,609
                                                               -------             -------            -------            -------
                 Total costs and expenses.................      17,247              20,920             34,188             39,164
                                                               -------             -------            -------            -------
                Operating income..........................       3,868               3,206              9,765              8,906
                                                               -------             -------            -------            -------
           OTHER EXPENSES
              Interest expense, net.......................      (3,387)             (3,502)            (6,806)            (6,611)
              Other expenses, net.........................         (91)                 43                (91)                38
                                                               -------             -------            -------            -------
                Total other expenses......................      (3,478)             (3,459)            (6,897)            (6,573)
                                                               -------             -------            -------            -------
           INCOME BEFORE INCOME TAXES.....................         390                (253)             2,868              2,333
           PROVISION FOR INCOME TAX.......................        (594)               (384)            (1,905)            (1,434)
                                                               -------             -------            -------            -------
           NET INCOME.....................................     $  (204)            $  (637)           $   963            $   899
                                                               =======             =======            =======            =======


See notes to financial statements

IMPSAT S.A.
STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------

                                                                  COMMON STOCKHOLDERS'
                                                                  --------------------
                                                                 COMMON          PAID-IN        RETAINED
                                                                  STOCK          CAPITAL        EARNINGS             TOTAL
                                                                  -----          -------        --------             -----
          BALANCE AT DECEMBER 31, 1997.....................    $           3    $    26,191    $      28,762          $54,956

          Net income for the six months ended (unaudited)..                                              899              899
                                                               -------------    ------------   -------------       ----------

          BALANCE AT JUNE 30, 1998.........................    $           3    $    26,191    $      29,661 (*)   $   55,855
                                                               =============    ===========    =============       ==========

(*) Includes an appropriation of retained earnings amounting to $1,622 in 1998 to comply with legal reserve requirements in Argentina.


See notes to financial statements

IMPSAT S.A.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                        ------------------------------------------
                                                                                                1997                    1998
                                                                                        --------------------    ------------------
                                                                                                         (UNAUDITED)
                CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net income...........................................................  $                963    $              899
                 Adjustment to reconcile net income to net cash provided by operating activities:
                     Amortization and depreciation....................................                 8,716                 9,609
                     Deferred income tax provision....................................                 1,006
                     Changes in assets and liabilities:
                     Increase in trade accounts receivable, net.......................                (1,808)                 (865)
                     Increase in prepaid expenses.....................................                  (636)               (1,024)
                     Decrease (Increase) in other receivable assets and other
                          non-current assets..........................................                 1,017                (1,537)
                     (Decrease) increase in accounts payable trade....................                (1,254)                4,888
                     Increase accrued and other liabilities...........................                 2,114                   748
                     Decrease in other long-term liabilities..........................                (1,525)                  424
                                                                                        ---------------------   ------------------
                 Net cash provided by operating activities............................                 5,541                13,142
                                                                                        --------------------    ------------------
                CASH FLOWS FROM INVESTING ACTIVITIES:
                     Purchases of property, plant and equipment.......................                (5,673)              (19,253)

                     Increase in investment...........................................                (3,052)               (5,001)
                                                                                        --------------------    ------------------
                     Net cash used by investing activities............................                (8,725)              (24,254)
                                                                                        --------------------    -------------------
                CASH FLOWS FROM FINANCING ACTIVITIES:
                     Net borrowings (payments of) from short-term debt................                18,567                10,307
                     Decrease (Increase) in advances from/to affiliates and parent....               (57,680)               24,893
                     Repayments of long-term debt.....................................                (4,610)               (2,252)
                     Proceeds from long-term debt.....................................                63,098                 5,186
                                                                                        --------------------    ------------------
                Net cash provided by financing activities.............................                19,415                38,134
                                                                                        --------------------    ------------------
                NET INCREASE IN CASH AND CASH EQUIVALENTS.............................                19,283                27,022
                CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................                 1,002                 6,065
                                                                                        --------------------    ------------------
                CASH AND CASH EQUIVALENTS AT END OF PERIOD............................  $             21,165    $           33,087
                                                                                        ====================    ==================
                SUPPLEMENTAL CASH FLOW INFORMATION:
                     Interest paid....................................................  $              6,873    $            3,999
                                                                                        ====================    ==================
                SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
                     Equipment in transit.............................................  $              6,155    $            2,207
                                                                                        ====================    ==================


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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM FINANCIAL INFORMATION -- The unaudited statements as of June 30, 1998 and 1997 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the six months period ended June 30, 1998 and 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

     REVENUE RECOGNITION -- IMPSAT S.A. provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the number of microsystem installations. The fees stipulated in the contracts are generally denominated in U.S. dollars. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. For the six months ended June 30, 1998 and 1997, no single customer accounted for greater than 10% of total revenue from services.

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

               Building and improvement                              10-25 years
               Operating communications equipment                       10 years
               Furniture, fixtures and other equipment                5-10 years

     INVESTMENT - Investment represents a less than 1% ownership interest by the IMPSAT S.A. in an unaffiliated cooperative established for the purchase and leasing of satellite capacity time and is accounted for under the cost method.

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

     FOREIGN CURRENCIES TRANSLATION -- The translation of these financial statements into U.S. dollars has been made following the guidelines of SFAS No. 52, Foreign Currency Translation. Major operations of IMPSAT S.A. are stated in U.S. dollars. Accordingly, the U.S. dollar has been designated as the functional currency. Local currency denominated transactions are remeasured into the functional currency. Accordingly, fixed assets and stockholders account have been translated into U.S. dollars taking into account the exchange rate prevailing at each transaction date. Monetary assets and liabilities are translated using the period-end exchange rate. Profit and loss accounts were translated using average exchange rates for periods in which they were accrued, except for the consumption of non-monetary assets for which their respective dollar translated costs were considered.

     LONG LIVED ASSETS -- Long-lived assets are reviewed on an ongoing basis for impairment. Estimated fair value is calculated using the present value of the undiscounted cash flow of the assets.

     RECLASSIFICATIONS -- Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.


3.   TRADE ACCOUNTS RECEIVABLE

     The detail of trade accounts receivable is the following:


                                                                   DECEMBER 31,                  JUNE 30,
                                                                       1997                        1998
                                                                       ----                        ----
                                                                                               (UNAUDITED)
       Trade accounts receivable                            $             27,531        $             31,109
       Less: allowance for doubtful accounts                              (5,497)                     (8,210)
                                                            --------------------        --------------------
       Trade accounts receivable, net                       $             22,034        $             22,899
                                                            ====================        ====================

     IMPSAT S.A. provides trade credit to its customers in the normal course of business. Prior to extending credit, the customers' financial history is analyzed.

The activity for the allowance for doubtful account is as follows:


                                                               DECEMBER 31,                JUNE 30,
                                                                   1997                      1998
                                                                   ----                      ----
                                                                                         (UNAUDITED)
       Beginning balance                                 $              5,282      $              5,497
       Provision for doubtful accounts                                    215                     2,713
                                                         --------------------      --------------------
       Ending balance                                    $              5,497      $              8,210
                                                         ====================      ====================

4.   OTHER RECEIVABLES

     Other receivables consist primarily of refunds or credits pending from local government for taxes other than income, advances to suppliers other than for fixed assets, related parties receivables and other miscellaneous amounts due to IMPSAT S.A.

5.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:


                                                                                   DECEMBER 31,                  JUNE 30,
                                                                                       1997                        1998
                                                                                       ----                        ----
                                                                                                               (UNAUDITED)
            Building installations and improvements                         $                15,993     $              16,003
            Operating communications equipment                                              200,019                   216,634
            Furniture, fixtures and other equipment                                           6,517                     6,903
                                                                            -----------------------     ---------------------
                     Total                                                                  222,529                   239,540
            Less: accumulated depreciation                                                  (76,976)                  (86,049)
                                                                            -----------------------     ---------------------
                     Total                                                                  145,553                   153,491
            Deposit on purchase of equipment and in transit                                   1,387                     5,300
                                                                            -----------------------     ---------------------
            Property, plant and equipment, net                              $               146,940     $             158,791
                                                                            =======================     =====================

The recap of accumulated depreciation is as follows:


                                                                                   DECEMBER 31,                  JUNE 30,
                                                                                       1997                        1998
                                                                                       ----                        ----
                                                                                                               (UNAUDITED)
               Beginning balance                                            $                61,063     $           76,976
               Depreciation expense                                                          17,951                  9,609
               Retirements and Disposals                                                     (2,038)                  (536)
                                                                            ------------------------    -------------------
               Ending balance                                               $                76,976     $           86,049
                                                                            =======================     ==================

6.   SHORT-TERM DEBT


IMPSAT S.A.'s short-term debt is detailed as follows:


                                                                                   DECEMBER 31,                  JUNE 30,
                                                                                       1997                        1998
                                                                                       ----                        ----
                                                                                                               (UNAUDITED)
          Commercial paper (7.55% to 11%)                                   $                25,000     $           50,000
          Short-term credit facilities, denominated in
             U.S. dollars, interests rates ranges from 9.5% to 12%                           15,850
          Short-term credit facilities, denominated in
             local currency, interests rates ranges from 8.75% to 9%                                                 1,157
                                                                            -----------------------     ------------------
          Total short-term debt                                             $                40,850     $           51,157
                                                                            =======================     ==================

     IMPSAT S.A. has historically refinanced its short-term credit facilities on an annual basis.


7.   LONG-TERM DEBT

IMPSAT S.A.'s long-term debt is detailed as follows:


                                                                                   DECEMBER 31,                  JUNE 30,
                                                                                       1997                        1998
                                                                                       ----                        ----
                                                                                                               (UNAUDITED)
           Term notes payable (6.69% - 12.63%) maturing
           semiannually through 1999, collateralized
             certain assets                                                 $             62,435        $             66,217
           Eximbank notes payable (7%) maturing semiannually
               through 1999                                                                3,388                       2,540
                                                                            --------------------        --------------------
           Total long-term debt                                                           65,823                      68,757
           Less: current portion                                                          (2,794)                     (5,694)
                                                                            --------------------        --------------------
           Long-term debt, net                                              $             63,029        $             63,063
                                                                            ====================        ====================


8.   ADVANCES FROM AFFILIATED COMPANY

     Included in advances from affiliated company are advances totaling $25,000 from IMPSAT S.A.'s Parent Company. These advances bear interest at 7.15% and are due June 30, 1999.

9.   INCOME TAXES

     The provision for income taxes for the six months ended June 31, 1998 and 1997 consists of $1,434 in current taxes and $1,905 in deferred taxes, respectively. The statutory tax rate in Argentina is 33%.

10.  COMMITMENTS AND CONTINGENCIES

     IMPSAT S.A. leases satellite capacity with annual rental commitments of approximately $11,000 through the year 2001. In addition, IMPSAT S.A. has commitments to purchase communications equipment amounting to approximately $8,400 at June 30, 1998.

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

     In November 1996, IMPSAT S.A. filed suit against one of its customers, ENCOTESA for amounts due and arising under IMPSAT S.A.'s contracts with ENCOTESA, the Argentine national postal service. On December 27, 1996, ENCOTESA filed its reply to IMPSAT S.A.'s claim. The court has not yet ruled upon IMPSAT S.A.'s claim against ENCOTESA. In September 1997, ENCOTESA was privatized and emerged as Correo Argentino S.A. In connection therewith, the claim by IMPSAT Argentina remained with ENCOTESA and the operating contract was transferred to Correo Argentino. Based on these developments, the IMPSAT S.A. has reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value of $5,143 as determined by the IMPSAT S.A.'s management based on the advice of local legal counsel. IMPSAT Argentina and ENCOTESA have held discussions in an effort to settle IMPSAT Argentina's claims against ENCOTESA, and during the pendency of such discussions the parties have deferred further court proceedings. To date, the parties have been unable to reach any settlement of the matter. IMPSAT S.A. will continue to assess the effect that the ENCOTESA receivables situation and its contract negotiations with Correo Argentino will have on its results of operations, liquidity or capital resources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           Recent Acquisitions. On April 20, 1998, the Company signed a definitive agreement to purchase a majority interest in Mandic BBS Planejamento e Informatica S.A. ("Mandic S.A."), a Brazilian Internet access provider, for approximately $9.8 million. Upon consummation of the transaction, the Company will acquire 75.1% of the common stock of Mandic S.A., and the remaining 24.9% will be owned by Mr. Aleksander Mandic, the founder and current president of Mandic S.A. The initial stage of the acquisition of Mandic S.A., pursuant to which the Company acquired a 58.5% interest, was consummated on May 28, 1998, and the remaining 16.6% interest is scheduled to be acquired by May 1, 1999.

           In addition to the Company's acquisition of a majority interest in Mandic S.A., on June 1, 1998, the Company acquired from Nevasa Holdings Limited ("Nevasa"), the Company's parent, 99.9% of the capital stock of IMPSAT Comunicacoes Ltda. ("IMPSAT Brazil"), a Brazilian company engaged in the provision of private network telecommunications services, for approximately $5.1 million. The purchase price for IMPSAT Brazil represented the total amount of pre-operating and development costs and expenses incurred for IMPSAT Brazil by Nevasa. IMPSAT Brazil was established by Nevasa and operates under a value added telecommunications license permitting IMPSAT Brazil to lease satellite capacity directly from satellite carriers and sell corporate private telecommunications network services (data, voice and video), using terrestrial and satellite links, to third parties.


           The Company's acquisition of IMPSAT Brazil, as is generally the case for transactions among companies under common control, has been accounted for in a manner similar to a "pooling of interests" method of accounting, whereby all assets and liabilities have been recorded as if the transaction occurred on January 1, 1998. IMPSAT Brazil did not have material operations in 1997 as it was in the pre-operating phase. Amounts paid in excess of carrying value of the underlying assets acquired is recorded as a reduction of stockholders' equity (deficit) and will be amortized on a straight-line basis over a period of 10 years. The Company's interest in Mandic S.A. was purchased from an unaffiliated third party and, accordingly, the Company's consolidated results for the second quarter of 1998 only include net revenues and operating expenses of Mandic S.A. that were recorded after the date of its acquisition by the Company.

     The following table presents the Company's results of operations as a percentage of revenues:

                                                       THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                ----------------------------------------    ---------------------------------------
                                                       1997                  1998                 1997                  1998
                                                ------------------    ------------------    -----------------    ------------------
                                                            (IN THOUSANDS AND AS A PERCENTAGE OF CONSOLIDATED REVENUES)
Net revenues from services....................  $38,694     100.0%     48,498     100.0%     75,721    100.0%      93,651    100.0%
Variable costs of services....................    7,172      18.5       7,261      15.0      12,226     16.2       14,980     16.0
Salaries, wages and benefits..................    7,276      18.8       9,191      19.0      13,662     18.0       16,962     18.1
Satellite capacity cost.......................    4,406      11.4       6,726      13.9       8,841     11.7       12,841     13.7
Selling, general and administrative expenses..    6,567      17.0      12,590      26.0      14,031     18.5       21,106     22.5
Depreciation and amortization.................    7,026      18.2       8,568      17.7      13,776     18.2       16,629     17.8
Interest expense, net.........................    6,089      15.7       9,406      19.4      12,271     16.2       17,191     18.4
Net loss on foreign exchange..................       34       0.1         181       0.4         196      0.3          158      0.2
Provision for foreign income taxes............    1,032       2.7         616       1.3       2,729      3.6        2,251      2.4
Net loss......................................   1,155)      (3.0)    (6,202)     (12.8)    (2,852)     (3.8)     (8,565)     (9.1)


           Revenues. Revenues for the three and six months ended June 30, 1998 totaled $48.5 million and $93.7 million, respectively. This represents an increase of $9.8 million (or 25.3 %) and $17.9 million (or 23.6%), respectively, from revenues for the three and six months ended June 30, 1997. Revenues at

IMPSAT Argentina for the three and six months ended June 30, 1998 totaled $24.1 million and $48.1 million, respectively. This represents an increase of $3.0 million (or 14.3%) and $4.1 million (or 9.4%), respectively, from IMPSAT Argentina's revenues for the three and six months ended June 30, 1997. IMPSAT Colombia's revenues for the three and six months ended June 30, 1998 totaled $14.3 million and $28.1 million, respectively. This represents an increase of $1.4 million (or 10.7%) and $4.3 million (or 18.1%), respectively, from IMPSAT Colombia's revenues for the three and six months ended June 30, 1997. Revenues at IMPSAT Venezuela totaled $3.4 million and $6.4 million, respectively, for the three and six months ended June 30, 1998 (an increase of $1.3 million (or 65.4%) and $2.5 million (or 64.1%), respectively, over the corresponding periods in
1997). Revenues at IMPSAT Ecuador totaled $2.3 million and $4.1 million, respectively, for the three and six months ended June 30, 1998 (an increase of $1.0 million (or 76.4%) and $1.7 million (or 75.2%), respectively, over the corresponding periods in 1997). Excluding Internet and Global Fax customers, the Company had a total of 1,321 customers at June 30, 1998, compared to 897 customers at June 30, 1997.

     Revenues for the three months ended June 30, 1998 also increased as a result of the two acquisitions undertaken by the Company in Brazil. The Company's net revenues for the three months ended June 30, 1998 include revenues of $1.0 million recorded by Mandic S.A. from May 28, 1998 through June 30, 1998, and $0.5 million recorded by IMPSAT Brazil during the first six months of 1998.

     The increase in the Company's net revenues for the first half of 1998 is derived principally from growth in the Company's services other than its VSAT based service offerings. The Company anticipates that the percentage, and absolute amount, of total revenues represented by non-VSAT based service offerings (i.e., SCPC, value-added and terrestrial services) will continue to grow at a faster rate than its VSAT based service offerings. Revenues from VSAT services during the first six months of 1998 totaled $27.8 million, a decrease of $1.8 million (or 6.1%) from revenues from VSAT services for the corresponding period in 1997. As a percentage of the Company's net revenues, revenues from VSAT services declined to 30.0% for the first six months of 1998 from 39.1% for the corresponding period in 1997. Revenues from Dataplus services for the six months ended June 30,1998 totaled $21.1 million, an increase of $3.0 million, (or 16.5%), compared to Dataplus revenues for the corresponding period in 1997. Many of the Company's customers have supplemented or replaced their VSAT services with Dataplus services over time as they have increased the amount of private telecommunications network capacity contracted with the Company, and the Company expects this trend to continue.

     In addition, the Company's revenues from newer service offerings, such as Internet, recorded significant increases in the first half of 1998, totaling $7.4 million, as compared to $2.7 million for the first half of 1997. At June 30, 1998, the Company (including Mandic S.A.) had in excess of 77,200 retail dial-up access Internet customers and 142 corporate dedicated access Internet customers, compared to 14,665 retail Internet customers and 25 corporate Internet customers at June 30, 1997. IMPSAT Argentina's net revenues from Internet services for the first six months of 1998 totaled $3.5 million, an increase of $1.8 million (or 105%) compared to the corresponding period in 1997. The acquisition Mandic S.A. is expected by the Company to generate approximately $8.7 million for 1998 from Internet services, although there can be no assurance in this regard. On July 2, 1998, the IMPSAT Argentina's agreement with VideoCable Comunicaciones S.A. ("VCC"), pursuant to which VCC agreed to market IMPSAT Argentina's Internet access service under the IMPSAT brand name, to VCC's customers in Argentina, was terminated. During the six months ended June 30, 1997 and 1998, IMPSAT Argentina recorded $0.9 million and $1.3 million, respectively, in revenues relating to the VCC agreement. The termination of IMPSAT Argentina's agreement with VCC is expected to have an adverse effect in the short term in the growth of the Company's Internet access related business. However, the Company has commenced contracts directly with certain of the subscribers that were previously contracted through VCC.

     Competitive pressures, including lower pricing, have resulted in IMPSAT Argentina recording flat growth in revenues from its value added service offerings during the first half of 1998. IMPSAT Argentina's revenues from VSAT and Dataplus services for the six months ended June 30,1998 totaled $17.9 million and $11.5 million, respectively, a decrease of $1.0 million (or 5.2%) and $0.1 million (or 0.9%) compared to the corresponding period in 1997.

     As part of net revenues, the Company recorded revenues of $0.9 million and $1.3 million, respectively, from certain equipment sales during the three and six months ended June 30, 1998, as compared to revenues from such sales of $1.0 million and $1.2 million during the corresponding periods in 1997.

       Variable Cost of Services. The Company's variable cost of services for the three and six months ended June 30, 1998 totaled $7.3 million and $15.0 million, respectively, an increase of $0.1 million (or 1.2%) and $2.8 million (or 22.5%), from the Company's variable cost of services for the three and six months ended June 30, 1997. Of total variable cost of services for the three and six months ending June 30, 1998, $3.9 million and $8.5 million, respectively, related to the operations of IMPSAT Argentina, and $1.7 million and $3.2 million, respectively related to the operations of IMPSAT Colombia (compared to cvariable cost of services of $3.7 million and $7.0 million, respectively, at IMPSAT Argentina and $1.8 million and $3.2 million, respectively, at IMPSAT Colombia, for the three and six months ended June 30, 1997).

         The principal items comprising total variable cost of services are maintenance and installation (including de-installation) costs, and sales commissions paid to third-party sales representatives.

       Maintenance costs for the Company totaled $3.1 million and $6.9 million, respectively, during the three and six months ended June 30, 1998. This represents a decrease of $1.1 million and an increase of $1.1 million, respectively, over maintenance costs incurred by the Company for the three and six months ended June 30, 1997. Maintenance costs include maintenance services contracted by the Company from outside providers and interconnection and access charges incurred by the Company in completing telecommunications through the networks of other telecommunications carriers.

         Installation costs totaled $1.7 million and $3.2 million, respectively, for the three and six months ended June 30, 1998. In comparison, installation costs totaled $0.8 million and $2.2 million for the three and six months ended June 30, 1997. The Company contracts equipment installation services from outside providers.

       Sales commissions paid to third party sales representatives totaled $1.8 million and $3.2 million, respectively, for the three and six months ended June 30, 1998. In comparison, sales commissions paid to third party sales representatives totaled $1.1 million and $2.5 million, respectively, for the three and six months ended June 30, 1997. Sales commissions paid to third-party sales representatives in Argentina totaled $1.5 million and $2.6 million, respectively, for the three and six months ended June 30, 1998, compared to $1.0 million and $2.2 million, respectively, for the three and six months ended June 30, 1997. Sales commissions increased during the first six months of 1998 compared to the corresponding period in 1997 as a result of certain new private telecommunications network services contracts that were obtained by the Company during the first half of 1998 through the use of third-party sales representatives. These new agreements include a five-year contract to provide private telecommunications network services to Instituto Nacional de Hipodromos ("INH"), a Venezuelan horse racing track, and a new 18-month contract to provide private network telecommunications services to Gobierno de la Provincia de Buenos Aires ("GBPA"), an Argentine provincial government. The contract with INH contemplates monthly revenues to IMPSAT Venezuela of $240,000 per month. The GBPA contract is expected to generate revenues of $320,000 per month for IMPSAT Argentina.

           In addition, the Company incurred costs of equipment sold during the three and six months ended June 30 1998 of $0.5 million and $1.1 million, respectively, as compared with costs of equipment sold during the corresponding periods in 1997 of $0.6 million and $0.7 million, respectively.

           Salaries, Wages and Benefits. Salaries, wages and benefits paid by the Company for the three and six months ended June 30, 1998 totaled $9.2 million and $17.0 million, respectively, an increase of $1.9 million (or 26%) and $3.3 million (or 24.1%), over the Company's expenses for salaries, wages and benefits during the corresponding periods in 1997. The Company increased salaries, wages and benefits of its personnel to match market rates and increases in cost of living. The increase in salaries, wages and benefits also reflects the acquisitions of IMPSAT Brazil, which had 65 employees at June 30, 1998, and Mandic S.A., which has 47 employees at June 30, 1998. Salaries, wages and benefits paid by the Company with respect to IMPSAT Brazil and Mandic S.A. for the three months ended June 30, 1998 totaled $1.1 million and $0.2 million, respectively. In percentage terms, the number of employees remained relatively stable in Argentina, Colombia and Ecuador during the first half of 1998, and increased during the period in Venezuela, Mexico and the United States. The Company maintained a total of 874 employees at June 30, 1998, compared to 665 employees at June 30, 1997.

           Satellite Capacity Cost. The Company's satellite lease payments for the three and six months ended June 30, 1998 totaled $6.7 million and $12.8 million, respectively, an increase of $2.3 million (or 52.7%) and $4.0 million (or 45.2%), respectively, over satellite lease payments for the corresponding periods in 1997. IMPSAT Argentina's satellite lease payments for the three and six months ended June 30, 1998 totaled $3.1 million and $5.9 million, respectively, an increase of $0.8 million (or 34.8%) and $1.4 million (or 31.1%), respectively, over satellite lease payments for the corresponding periods in 1997. The Company had approximately 516.7 MHz and 368.0 MHz of leased satellite capacity at June 30, 1998 and 1997, respectively. The expansion of the Company's satellite capacity during the first half of 1998 compared to the first half of 1997 is attributable primarily to contractually scheduled increases in satellite capacity to match anticipated growth in the total number of Dataplus earth stations to be installed by the Company over time which, because of their greater transmission capacity and bandwidth requirements compared to VSAT, utilize larger amounts of satellite capacity. Increases in the Company's utilization of satellite capacity have not been matched by proportionate increases in revenues from its services.

           Selling, General and Administrative Expenses. Selling, General and Administrative Expenses ("SG&A") expenses for the Company consist principally of publicity and promotion costs; provisions for doubtful accounts; fees and other remuneration; travel and entertainment; rent; and plant services, telephone and energy expenses.

           The Company incurred SG&A expenses of $12.6 million and $21.1 million, respectively, for the three and six months ended June 30, 1998, an increase of $5.9 million and $6.9 million, respectively (or 88.1% and 48.6%, respectively), from SG&A expenses incurred by the Company during the three and six months ended June 30, 1997. The increase in SG&A expenses for the three months ended June 30, 1998 relates principally to: (i) an increase in the Company's provision for doubtful accounts as discussed below; (ii) SG&A expenses incurred by the two new subsidiaries of the Company, IMPSAT Brazil and Mandic S.A.; and (iii) expenses related to legal, tax and consultancy advice with respect to the Company's consideration of potential opportunities for expansion into new telecommunications services upon further deregulation of the telecommunications industry in Latin America.

     SG&A expenses at IMPSAT Argentina for the three and six months ended June 30, 1998 totaled $5.9 million and $9.0 million, respectively, an increase of $2.2 million and $0.9 million, respectively (or 57.4% and 11.5%, respectively), from SG&A expenses incurred by IMPSAT Argentina for the three and six months ended June 30, 1997.

     On a Company-wide basis, the Company recorded a provision for doubtful accounts in the first half of 1998 of $4.2 million (compared to a provision of $0.8 million in the first half of 1997) as a result of certain payment arrears experienced by certain customers in Argentina and Ecuador. Of this amount, IMPSAT Argentina recorded a provision for doubtful accounts during the first half of 1998 of $2.7 million, in comparison to a provision for the first half of 1997 of $0.8 million.

     Prior to June 30, 1998, the Company's general policy had been to reserve 30% for accounts receivable in excess of 180 days but less than one year, and 100% for all accounts receivable in excess of 360 days. These guidelines were not, however, applied in cases where the Company determined that applying the guidelines would not be appropriate. For example, the Company had only reserved 54.5% of the total amount due to IMPSAT Argentina under with respect to a receivable totaling $2.2 million from Banco de la Nacion Argentina ("BNA") that was generated during 1996 and 1997 under a subcontract between IMPSAT Argentina and IBM de Argentina, S.A. that was terminated by BNA in the second quarter of 1997, based on the Company's assessment of the likely recoverability of such amounts. At the end of the first quarter of 1998 (excluding (i) the BNA contract discussed above, and (ii) amounts totaling $8.4 million owed to the Company by Empresa Nacional de Correos y Telegrafos S.A. ("ENCOTESA"), the former Argentine national postal service, under IMPSAT Argentina's contracts with ENCOTESA see
Note 11 to the Company's Consolidated Financial Statements included in Item 1 hereto) approximately 10% of the Company's gross current trade accounts receivable were past due more than six months but less than one year and approximately 10% of gross accounts receivable were past due more than one year. On the same basis, as of June 30, 1998 approximately 11% of the Company's gross current trade accounts receivable were past due more than six months but less than one year and approximately 13% of gross accounts receivable were past due more than one year.

     At the end of the second quarter of 1998, the Company decided to change its policy of reserving for doubtful accounts and has reserved 100% for all accounts receivable in excess of 180 days. This new policy will not be applied to a receivable if the president of an operating subsidiary determines that such receivable will be collected within a further 60 days. Management believes that the change in the Company's receivables policy will provide a more appropriately comprehensive reserve against uncollectible customer accounts. The Company reviews the status of accounts receivable from its customers and makes adjustments to its reserve for uncollectible receivables as it deems appropriate.

     The increase in the Company's SG&A expenses for the six months ended June 30, 1998 also reflects increased entertainment, advertising and promotion costs during the period ($3.2 million, representing an increase of $1.9 million, or 146%, compared to the six months ended June 30, 1997) relating to: (i) the Company's expansion of its operations into Brazil; (ii) promotion campaigns for the Company's newer services (Internet, Conexia and Telecampus); (iii) consultant fees relating to the exploration of a new public image for the Company; and (iv) related travel and entertainment expenses.

           Depreciation and Amortization. The Company's depreciation and amortization for the three and six months ended June 30, 1998 totaled $8.6 million and $16.6 million, respectively, representing an increase of $1.5 million (or 21.9%) and $2.9 million (or 20.7%), compared to depreciation and amortization for the three and six months ended June 30, 1997. Depreciation and amortization for

IMPSAT Argentina for the three and six months ended June 30, 1998, totaled $4.9 million and $9.6 million, respectively, an increase of $0.4 million (or 9.9%) and $0.9 million (or 10.2%), respectively, compared to the three and six months ended June 30, 1997.

           Interest Expense, Net. The Company's net interest expense for three and six months ended June 30, 1998 totaled $9.4 million and $17.2 million, respectively, consisting of interest expense of $9.9 million and interest income of $0.5 million for the three months ended June 30, 1998 and interest expense of $18.1 million and interest income of $0.9 million for the six months ended June 30, 1998. Net interest expense increased $3.3 million (or 54.5%) and $4.9 million (or 40.1%), respectively, from net interest expense for the three and six months ended June 30, 1997. IMPSAT Argentina's net interest expense for the three and six months ended June 30, 1998 totaled $3.5 million and $6.6 million, respectively ($2.4 million and $3.7 million, respectively, after eliminating intercompany items). In comparison, IMPSAT Argentina's net interest expense for the three and six months ended June 30, 1997 totaled $3.4 million and $6.8 million, respectively ($0.7 million and $1.4 million, respectively, after eliminating intercompany items). Net interest expense at IMPSAT Colombia for the three and six months ended June 30, 1998 totaled $2.2 million and $4.2 million ($1.7 million and $3.4 million after eliminating intercompany items), respectively. In comparison, IMPSAT Colombia' s net interest expense for the three and six months ended June 30, 1997 totaled $1.4 million and $2.9 million ($1.0 million and $2.0 million after eliminating intercompany items), respectively. Interest expense with respect to intercompany loans are eliminated in the Company's Consolidated Statement of Operations.

            The increase in net interest expense is primarily attributable to the increased indebtedness of the Company, which grew from $218.2 million as of June 30, 1997 to $464.7 million as of June 30 1998. Such increased indebtedness of the Company relates primarily to the issuance by the Company on June 17, 1998 (the "1998 Note Offering"), of $225 million principal amount of 12 3/8% Senior Notes due 2008 (the "1998 Notes"). The 1998 Notes were sold to a limited number of institutional investors pursuant to exemptions from registration requirements of the Securities Act.

           As of June 30, 1998, total outstanding indebtedness at IMPSAT Argentina equaled $150.7 million ($59.7 million after eliminating intercompany items), compared to $107.6 million as of June 30, 1997. Total outstanding indebtedness at IMPSAT Colombia as of June 30, 1998 equaled $57.2 million ($44.2 million after eliminating intercompany items), compared to $50.0 million as of June 30, 1997. The average interest rate on the Company's indebtedness for the first half of 1998 was 12.7%, compared to an average interest rate of 11.2% for the first half of 1997.

           Interest expense is expected to increase in future periods as a result of the 1998 Note Offering. Such increased interest expense is likely to produce a corresponding reduction in the Company's operating results during the application of the proceeds of the 1998 Note Offering over the next 18 months. See "-- Liquidity and Capital Resources" for a description of the Company's planned uses of such proceeds.

           Provision for Income Taxes. The Company recorded a provision for income taxes for the three and six months ended June 30, 1998 of $0.6 million and $2.3 million, respectively, compared to $1.0 million and $2.7 million, respectively, for the corresponding periods in 1997. IMPSAT Argentina recorded a provision for income taxes for the three and six months ended June 30, 1998 of $0.4 million and $1.4 million, respectively, compared to $0.6 million and $1.9 million, respectively, for the corresponding periods in 1997. IMPSAT Colombia recorded a provision for income taxes for the three and six months ended June 30, 1998 of $0.6 million and $1.5 million, respectively, compared to $0.4 million and $0.8 million, respectively, for the corresponding periods in 1997.

     Net Loss. For the three and six months ended June 30, 1998, the Company incurred a net loss of $6.2 million and $8.6 million, respectively, an increase of $5.0 million and $5.7 million, respectively, compared to the Company's net loss for the three and six months ended June 30, 1997. The principal reasons for the increase in the Company's net loss as compared to prior periods related to the following items, as discussed above: (i) the increase in the Company's provision for doubtful accounts; and (ii) the incurrence of a net loss of $1.5 million by IMPSAT Brazil during its development stage. For the three and six month periods ended June 30, 1998, IMPSAT Argentina recorded net loss of $0.1 million and net income of $0.9 million, respectively, compared to a net income of $0.5 million and $1.0 million, respectively, for the corresponding periods in 1997. IMPSAT Colombia recorded net income for the three and six months ended June 30, 1998 of $1.7 million and $3.5 million, respectively, compared to a net income of $2.8 million and $3.9 million, respectively, for the corresponding periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that it will continue to incur significant capital expenditures in the next several years in connection with the expected growth of its existing commercial operations (Argentina, Colombia, Venezuela, Ecuador, Mexico and the United States), and the development of its operations in Brazil. The Company intends to meet its capital requirements during the remainder of 1998 and for 1999 from proceeds of the 1998 Note Offering. Of total net proceeds of the 1998 Note Offering of $218 million, the Company anticipates that $35.2 million will be used to refinance existing short-term indebtedness and the remainder used for capital expenditures. The Company currently anticipates that it will require approximately $360 million during the period 1998 to 2000 for capital expenditures (including amounts already expended in 1998 to date). The Company's projected capital expenditure requirements include the establishment of operations and development of private telecommunications network systems in Brazil and continued additions to its private telecommunications network infrastructure in order to maintain the Company's ability to provide high quality, competitive services. The Company's budget contemplates that the Company will need approximately $90 million for the period from 1998 to 2000 (including amounts already expended in 1998 to date) for capital expenditures related to the adequate build-out of its private telecommunications network system in Brazil.

     In addition to the Company's currently planned capital expenditures, with continued deregulation of the Latin American telecommunications market, the Company may in the future expand its business in the region to include other business telecommunications services, including switched international, domestic long distance and local services, which would require significant amounts of additional financing for capital expenditures.

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

      As of August 15, 1998, IMPSAT Argentina had outstanding $25 million of commercial paper (which is scheduled to mature on December 17, 1998) issued under its $50 million Euro-Commercial Paper Program (the "ECP Program"). IMPSAT Argentina repaid $25 million of short-term promissory notes issued under the ECP Program upon maturity on August 10, 1998 using parent company advances from the proceeds of the 1998 Note Offering.

      As set forth in its consolidated statements of cash flow, in the six months ended June 30, 1998, the Company generated $18.3 million in net cash flow from operating activities, compared with $4.5 million generated for the six months ended June 30, 1997. The increase in cash flow from operating activities in the first half of 1997 was primarily attributable to (i) increases in accrued and other liabilities of $10.7 million (compared to an increase of $5.2 million in the first half of 1997); (ii) increases in trade accounts payable of $7.5 million (compared to a decrease of $2.9 million in the first half of 1997); and
(iii) a decrease in other receivables and other non-current assets of $0.4 million (compared to a decrease of $4.1 million in the first half of 1997). Financing activities provided $236.5 million in net cash flow for the six months ended June 30, 1998, compared with $19.1 million from cash flow generated by financing activities for the six months ended June 30, 1997. Such increase is primarily attributable to the proceeds of the 1998 Note Offering. The Company's net outstanding indebtedness increased by $246.5 million during the six months ended June 30, 1998, compared to the corresponding period in 1997. On June 30, 1998, the Company had approximately $65.7 million in outstanding short-term debt, of which $51.2 million was owed by IMPSAT Argentina.

     During the six months ended June 30, 1998, the Company used $64.6 million in net cash flow for investing activities, compared to $23.0 million for the six months ended June 30, 1997. The Company had a cash balance of $200.6 million as of June 30, 1998.

      The Company leases satellite capacity with annual rental commitments of approximately $26.0 million through the year 2001. In addition, the Company has commitments to purchase communications equipment amounting to approximately $11.6 million at June 30, 1998.

YEAR 2000

     The Company's equipment and operational systems are being reviewed and, where required, detailed plans have been, or are being, developed and implemented on a schedule intended to permit the Company's computer systems and services to continue to function properly in the year 2000. Such plans are likely to involve a combination of software modification, upgrades and replacement. Ensuring that the Company's equipment and operational systems are year 2000 compliant is expected to increase costs in 1998 and 1999. While final cost estimates are not complete, Management does not expect these costs to have a material adverse impact on the Company's financial position, results of operations or cash flows. In addition, the Company faces risks to the extent that suppliers, customers and others with whom the Company transacts business do not have business systems or products that comply with the year 2000 requirements. In providing its services, the Company's systems may sometimes be required to communicate electronically with customer-owned systems with respect to a variety of functions. Failure of the systems of the Company's customers to address the year 2000 issue could impair the Company's ability to perform such functions. Furthermore, in the event any of the Company's suppliers cannot timely provide the Company with products, services or systems that meet the year 2000 requirements, the Company's operating results could be materially adversely affected. The Company is not yet able to estimate the cost for year 2000 compliance with respect to customers and suppliers; however, based on a preliminary review, Management does not expect that such costs will have a material adverse effect on the future consolidated results of operations of the Company. However, the Company could be adversely impacted by the year 2000 date issue if suppliers, customers and other businesses do not address this issue successfully.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           Not Applicable.

ITEM 5.  OTHER INFORMATION

      Effective August 1, 1998, Mr. Marcelo Girotti succeeded Mr. Rafael Carchak Canes as President of IMPSAT Argentina. Mr. Girotti, who started working at IMPSAT Argentina in 1992, has held several other managerial positions in IMPSAT Argentina, including Business Manager of the Interior Unit from 1992 to 1996; Manager of Special Accounts from 1996 to 1997 and Business Manager of the Value Added Unit from 1997 to 1998. Mr. Girotti holds a degree in electronic engineering from the Universidad Nacional de Rosario.

      Mr. Carchak Canes, who is a director of IMPSAT Argentina, has assumed a new position at IMPSAT Corporation as an executive officer in charge of the Organizational Development Unit. In his new position, Mr. Carchak Canes will report to the Company's Chief Operating Officer and is charged with responsibilities for special projects, including human resources strategy, information systems, unification of business processes, and consolidation of the Company's service offerings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Exhibits.  27.1  Financial Data Schedule.

(a)(2) List of Schedules. All schedules for which provision is made in the applicable accounting regulations of the Commission are omitted because they are not applicable, or the information is included in the financial statements included herein.

(b) Reports on Form 8-K. The following reports on Form 8-K filed for the period covered under this Quarterly Report are incorporated herein by reference.

           Report on Form 8-K dated June 22, 1998, filed with the Commission on June 22, 1998.

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

                                          Date: August 14, 1998


                                          IMPSAT S.A.





                                          By: /s/ Jose Torres
                                              ----------------------------------
                                             Jose Torres
                                             Director and
                                             Chief Accounting Officer

                                          Date: August 14, 1998