Form 10-Q
period 1998-09-30
IMPSAT CORP
filed 1998-11-16
CIK 1022329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: As of September 30, 1998 the Company had outstanding 100,792,640 shares of Common Stock, $1.00 par value, and 25,000 shares of Series A Convertible Preferred Stock, liquidation preference $5,269 per share, outstanding.

                                 ---------------

                               IMPSAT CORPORATION
                                   IMPSAT S.A.

                                 ---------------

                                      INDEX

PART I FINANCIAL INFORMATION...............................................................................3
  ITEM 1.  FINANCIAL STATEMENTS............................................................................3
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........22
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................29
PART II OTHER INFORMATION.................................................................................29
  ITEM 1.  LEGAL PROCEEDINGS..............................................................................29
  ITEM 2.  CHANGES IN SECURITIES..........................................................................29
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................29
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS............................................30
  ITEM 5.  OTHER INFORMATION..............................................................................30
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................30
SIGNATURES................................................................................................31

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     IMPSAT CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS OF U.S. DOLLARS)

                                                                                             DECEMBER 31,           SEPTEMBER 30,
                                                                                                 1997                    1998
                                                                                            --------------         ---------------
                                                                                                                      (UNAUDITED)
      ASSETS
      CURRENT ASSETS:
         Cash and cash equivalents...................................................        $     10,439           $      139,903
         Trade accounts receivable, net..............................................              36,596                   39,356
         Other receivables...........................................................              15,583                   20,222
         Prepaid expenses............................................................               2,397                    3,295
                                                                                             ------------           --------------
                 Total current assets................................................              65,015                  202,776
                                                                                             ------------           --------------
      PROPERTY, PLANT & EQUIPMENT, NET...............................................             255,422                  315,342
                                                                                             ------------           --------------
      NON-CURRENT ASSETS:
         Trade accounts receivable, net..............................................               5,143                    5,143
         Intangible assets, net......................................................               2,003                    8,002
         Investment at cost..........................................................               4,178                   10,018
         Deferred financing costs, net...............................................               4,044                   10,436
         Deferred income taxes, net..................................................                                          518
         Other non-current assets....................................................               4,111                    2,079
                                                                                             ------------           --------------
                Total non-current assets.............................................              19,479                   36,196
                                                                                             ------------           --------------
      TOTAL                                                                                  $    339,916           $      554,314
                                                                                             ============           ==============
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      CURRENT LIABILITIES:
         Account payable - trade.....................................................        $     25,289           $       33,820
         Short-term debt.............................................................              50,189                   34,367
         Current portion of long-term debt...........................................              10,186                   16,069
         Accrued liabilities.........................................................               8,878                   15,802
         Deferred income taxes, net..................................................                 247
         Other liabilities...........................................................               8,649                   13,510
                                                                                             ------------           --------------
                  Total current liabilities..........................................             103,438                  113,568
                                                                                             ------------           --------------
      LONG-TERM DEBT, NET............................................................             159,677                  381,486
                                                                                             ------------           --------------
      OTHER LONG-TERM LIABILITIES....................................................               3,014                    4,200
                                                                                             ------------           --------------
      COMMITMENTS AND CONTINGENCIES (Note 11)
      MINORITY INTEREST..............................................................              10,398                   12,684
                                                                                             ------------           --------------
      REDEEMABLE PREFERRED STOCK, Convertible, Series A,
           10%, cumulative dividend, 25,000 shares authorized, issued
           and outstanding liquidation preference $5,269 per share...................                                      131,720
                                                                                                                    --------------
      STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock, $1 par value; 100,792,640 shares issued and
           outstanding at December 31, 1997 and September 30, 1998,
           respectively..............................................................             100,793                  100,793
         Treasury stock, 25,198,160 shares, at cost..................................                                     (125,000)
         Amount paid in excess of carrying value of assets acquired from
           related party.............................................................                                       (5,537)
       Cumulative translation adjustment.............................................                                         (132)
         Accumulated deficit.........................................................             (37,404)                 (59,468)
                                                                                             ------------           --------------
                Total stockholders' equity (deficit).................................              63,389                  (89,344)
                                                                                             ------------           --------------
      TOTAL..........................................................................        $    339,916           $      554,314
                                                                                             ============           ==============



See notes to consolidated financial statements.

                      IMPSAT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                      ---------------------------------    ---------------------------------
                                                            1997               1998             1997              1998
                                                      --------------    ---------------    -------------    ----------------
                                                                                  (UNAUDITED)
NET REVENUES FROM SERVICES......................        $   41,589         $   56,237       $   117,310       $   149,888
                                                        ----------         ----------       -----------       -----------
COSTS AND EXPENSES:
   Variable cost of services....................             7,198             11,343            19,424            26,323
   Salaries, wages and benefits.................             7,237              9,581            20,899            26,543
   Satellite capacity cost......................             4,843              5,591            13,684            18,432
   Selling, general and administrative..........             9,479             13,271            23,510            34,377
   Depreciation and amortization................             7,266              9,908            21,042            26,537
                                                        ----------         ----------       -----------       -----------
   Total costs and expenses.....................            36,023             49,694            98,559           132,212
                                                        ----------         ----------       -----------       -----------
      Operating income..........................             5,566              6,543            18,751            17,676
                                                        ----------         ----------       -----------       -----------
OTHER INCOME (EXPENSES):
   Interest expense, net........................            (6,074)           (13,052)          (18,345)          (30,243)
   Net (loss) gain on foreign exchange..........               (50)               971              (246)              813
   Other income (expense), net..................               257                (13)               (3)              485
                                                        ----------         ----------       -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST...........................              (301)            (5,551)              157           (11,269)
PROVISION FOR INCOME TAXES......................            (1,209)              (107)           (3,938)           (2,358)
                                                        ----------         ----------       -----------       -----------
LOSS BEFORE MINORITY INTEREST...................            (1,510)            (5,658)           (3,781)          (13,627)
INCOME ATTRIBUTABLE TO MINORITY
INTEREST........................................              (401)            (1,121)             (982)           (1,717)
                                                        ----------         ----------       -----------       -----------
NET LOSS........................................            (1,911)            (6,779)           (4,763)          (15,344)
   Dividends on redeemable preferred stock......                               (3,213)                             (6,720)
                                                        ----------         ----------       -----------       -----------
NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS..................................        $   (1,911)        $   (9,992)      $    (4,763)      $   (22,064)
                                                        ==========         ==========       ===========       ===========

See notes to consolidated financial statements

                       IMPSAT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS OF U.S. DOLLARS)



                                                                                                         AMOUNT PAID IN
                                                                                                            EXCESS OF
                                                         COMMON STOCK                                    CARRYING VALUE
                                                ---------------------------------                        OF NET ASSETS
                                                                                         TREASURY        ACQUIRED FROM
                                                   SHARES               STOCK             AMOUNT         RELATED PARTY
                                                --------------    ---------------    -----------------   ---------------
BALANCE AT DECEMBER 31, 1997..................    100,792,640      $    100,793
Change in minority interest in
IMPSAT Argentina..............................
Acquisition of Treasury stock.................    (25,198,160)                        $    (125,000)
Amount paid in excess of carrying value of net
assets acquired from related party............                                                             $   (5,679)
Change in minority interest related to the
acquisition of Mandic S.A.....................
Dividends on redeemable preferred
stock.........................................
Amortization of amount paid in excess of
carrying value of net assets
acquired from related party...................                                                                    142
Translation adjustment........................
Net loss for the nine months ended
  September 30, 1998..........................
                                                -------------      ------------       -------------        ----------
BALANCE AT SEPTEMBER 30, 1998.................     75,594,480      $    100,793       $    (125,000)       $   (5,537)
                                                =============      ============       =============        ==========


                                                   CUMULATIVE
                                                   TRANSLATION      ACCUMULATED                    MINORITY
                                                   ADJUSTMENT         DEFICIT        TOTAL         INTEREST
                                                 --------------   --------------  -------------  -------------
BALANCE AT DECEMBER 31, 1997..................                      $ (37,404)     $   63,389     $   10,398
Change in minority interest in
IMPSAT Argentina..............................                                                          (354)
Acquisition of Treasury stock.................                                       (125,000)
Amount paid in excess of carrying value of net
assets acquired from related party............                                         (5,679)
Change in minority interest related to the
acquisition of Mandic S.A.....................                                                           923
Dividends on redeemable preferred
stock.........................................                         (6,720)         (6,720)
Amortization of amount paid in excess of
carrying value of net assets
acquired from related party...................                                            142
Translation adjustment........................      $      (132)                         (132)
Net loss for the nine months ended
  September 30, 1998..........................                        (15,344)        (15,344)         1,717
                                                     ----------    ----------      ----------     ----------
BALANCE AT SEPTEMBER 30, 1998.................       $     (132)   $  (59,468)(*)  $  (89,344)    $   12,684
                                                     ==========    ==========      ==========     ==========


(*) Includes an appropriation of retained earnings amounting to $1,622 to comply with legal reserve requirements in Argentina.

See notes to consolidated financial statements

                       IMPSAT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           ----------------------------------
                                                                                             1997                      1998
                                                                                           -------                   --------
                                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................................................             $ (4,763)                 $ (15,344)
    Adjustments to reconcile net loss to net cash provided by operating activities:
    Amortization and depreciation............................................               21,042                     26,537
    Deferred income tax provision (benefit)..................................                3,213                       (765)
    Income attributable to minority interest.................................                  982                      1,363
    Changes in assets and liabilities:
    Increase in trade accounts receivable, net...............................               (5,850)                    (2,510)
    Decrease (increase) in prepaid expenses..................................                  587                       (700)
    Increase in other receivables and other non-current assets...............               (2,107)                    (1,474)
    Increase in accounts payable-trade.......................................                2,452                      2,716
    (Decrease) increase in accrued and other liabilities.....................               (3,054)                    11,317
    (Decrease) increase in other long-term liabilities.......................                 (969)                     1,186
                                                                                          --------                  ---------
  Net cash provided by operating activities..................................               11,533                     22,326
                                                                                          --------                  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.................................              (36,918)                   (79,368)
  Cash paid in Mandic S.A. acquisition, net..................................                                          (6,307)
  Cash paid in IMPSAT Brazil merger..........................................                                          (5,100)
  Increase in investment.....................................................               (3,052)                    (5,840)
                                                                                          --------                  ---------
  Net cash used by investing activities......................................              (39,970)                   (96,615)
                                                                                          --------                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from (repayments of) short-term debt........................               14,908                    (16,253)
  Acquisition of treasury stock..............................................                                        (125,000)
  Proceed of issuance of redeemable preferred stock..........................                                         125,000
  Proceeds from long-term debt, net..........................................               13,471                    247,184
  Repayments of long-term debt...............................................               (8,332)                   (27,178)
                                                                                          --------                  ---------
  Net cash provided by financing activities..................................               20,047                    203,753
                                                                                          --------                  ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........................               (8,390)                   129,464
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................               28,895                     10,439
                                                                                          --------                  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................             $ 20,505                  $ 139,903
                                                                                          ========                  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid..............................................................             $ 22,391                  $  30,078
                                                                                          ========                  =========
  Foreign taxes paid.........................................................             $    507
                                                                                          ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
  Equipment in transit.......................................................             $  4,575                  $   5,365
                                                                                          ========                  =========
  Common stock issued in exchange for an additional 44% of
    IMPSAT Argentina.........................................................             $ 23,043
                                                                                          ========
  Accrued dividends on redeemable preferred stock............................                                       $   6,720
                                                                                                                    =========
  Mandic S.A. Acquisition:
    Fair Value of net assets acquired........................................                                       $   1,300
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

The Company was formed in August 1994 for the purpose of combining operating entities in Argentina, Colombia and Venezuela, which were previously controlled by common ownership. The original operating entity was established in Argentina in 1990 under the name of IMPSAT S.A. ("IMPSAT Argentina"). Thereafter, operating entities were established in Colombia in 1992 ("IMPSAT Colombia") and in Venezuela in 1993 ("IMPSAT Venezuela"). Other operating subsidiaries have been created or acquired in Mexico, Ecuador, Peru (inactive), the United States and Brazil. Accordingly, the Company's operating subsidiaries at September 30, 1998 are as follows:

                                                                          NET
                                                                        REVENUES     OPERATING
                                               OWNERSHIP      TOTAL       FROM        INCOME
 COUNTRY          OPERATING SUBSIDIARIES       PERCENTAGE     ASSETS    SERVICES      (LOSS)
---------     ------------------------------   ----------   ---------   --------     --------
Argentina     Impsat S.A.                          95.2%    $ 221,033   $72,019      $14,022
Colombia      Impsat S.A.                          74.2       100,069    45,086       18,562
Venezuela     Telecomunicaciones Impsat S.A.       75.0        34,230    10,275        1,334
Mexico        Impsat S.A. de C.V.                  99.9        10,244     3,339       (1,194)
Ecuador       Impsatel del Ecuador S.A            100.0        20,573     6,773        2,225
USA           Impsat USA, Inc.                    100.0        12,812     6,647          698
Brazil        Impsat Comunicacoes Ltda.            99.9        16,731     1,214       (4,297)
Brazil        Mandic BBS Planejamento e
              Informatica S.A.                     58.5         4,492     4,535          795
                                                            ---------   --------     --------


              Subtotal for operating
              subsidiaries                                    420,184   149,888        2,145

              Parent company, others and
              eliminations                                    134,130                (14,469)
                                                            ---------   --------     -------

              Consolidated total                             $554,314   $149,888     $17,676
                                                            ==========  ========     ========


In addition, the Company owns other subsidiaries which serve as intermediaries or provide support functions to the Company and its operating subsidiaries. They are Resis Ingenieria, S.A. (Argentina) and International Satellite Capacity Holding, NG (Liechtenstein).

2.   MERGERS AND ACQUISITIONS

On June 1, 1998, the Company acquired from Nevasa Holdings Limited ("Nevasa"), the Company's parent, 99.9% of the capital stock of IMPSAT Comunicacoes Ltda. ("IMPSAT Brazil"), a Brazilian company, for approximately $5.1 million. The purchase price for IMPSAT Brazil represented the total amount of pre-operating and development costs and expenses incurred for IMPSAT Brazil by Nevasa. IMPSAT Brazil was established by Nevasa and operates under a value added telecommunications license permitting IMPSAT Brazil to lease satellite capacity directly from EMBRATEL, Brazil's long-distance carrier and sell corporate private telecommunications network services (data, voice and video) using terrestrial and satellite links to third parties. The acquisition, as is generally the case for transactions among companies under common control, has been accounted for in a manner similar to the pooling of interests method of accounting, whereby all assets and liabilities have been recorded at their historical carrying amounts and the acquisition was recorded as if the transaction occurred on January 1, 1998. IMPSAT Brazil did not have material operations in 1997 as it was in the pre-operating phase. Amounts paid in excess of carrying value of the underlying net assets acquired were recorded as a reduction of stockholders' equity (deficit) and are being amortized on a straight-line basis over a period of 10 years.

On April 20, 1998, the Company signed a definitive agreement to purchase a 75.1% interest in Mandic BBS Planejamento e Informatica S.A. ("Mandic S.A."), a Brazilian internet access provider, for approximately $9.8 million. The remaining 24.9% will be owned by Mr. Aleksander Mandic, the founder and current president of Mandic S.A. The initial stage of the acquisition of Mandic S.A., pursuant to which the Company acquired a 58.5% interest, was consummated on May 29, 1998, and the remaining 16.6% interest was acquired on November 5, 1998 for approximately $2.2 million. The acquisition was accounted for as a purchase.

The purchase price for the initial 58% interest acquired was allocated as follows:

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

INTERIM FINANCIAL INFORMATION -- The unaudited consolidated statements as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the nine months period ended September 30, 1998 and 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

REVENUE RECOGNITION -- The Company provides services to its customers pursuant to contracts which range from nine months to five years but generally are for three years. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the number of microsystem installations. The fees stipulated in the contracts are generally denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total revenue from services for the nine months ended September 30, 1998 and 1997.

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

DEFERRED FINANCING COSTS -- Debt issuance costs and transaction fees, which are associated with the issuance of the Company's 12 1/8 % Senior Guaranteed Notes due 2003 (the "Senior Guaranteed Notes") and the 12 3/8 % Senior Notes due 2008 (the "Senior Notes") (see Note 8) are being amortized (and charged to interest expense) over the term of the related notes on a method which approximates the level yield method.

INVESTMENT - Investment represents a less than 1.0% ownership interest by the Company in an unaffiliated cooperative established for the purchase and leasing of satellite capacity time and is accounted for under the cost method.

FOREIGN CURRENCY TRANSLATION -- The Company's subsidiaries generally use the U.S. dollar as the functional currency. Accordingly, the financial statements of the subsidiaries were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the functional currency are included as net gain or loss on foreign exchange, except for those which use the local currency as functional currency that are included in the stockholders' equity.

LONG LIVED ASSETS -- Long lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded during the nine months ended September 30, 1998 and 1997.

RECLASSIFICATIONS -- Certain amounts in the period for the nine months ended September 30, 1997 consolidated financial statements have been reclassified to conform with the nine months ended September 30, 1998 presentation.

NEW ACCOUNTING PRONOUNCEMENTS -- In September 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income be reported on one of the following: (1) the statement of income; (2) the statement of changes in stockholders' equity; or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 during the first quarter of 1998 did not have a material impact on the Company's consolidated financial statements presentation.

In September 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 during the first quarter of 1998 did not have a material impact on the Company's consolidated financial statement presentation.

4.   TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, by operating subsidiaries are summarized as follows:

                                                 DECEMBER 31,    SEPTEMBER 30,
                                                     1997            1998
                                                 ------------    -------------
                                                                  (UNAUDITED)
         IMPSAT Argentina                          $27,531        $30,847
         IMPSAT Colombia                            10,102          9,681
         IMPSAT Venezuela                            2,202          3,181
         IMPSAT USA                                  1,359          3,484
         Others                                      1,335          3,375
                                                   -------        -------
             Total                                  42,529         50,568
         Less: allowance for doubtful accounts      (5,933)       (11,212)
                                                   -------        -------
         Trade accounts receivable, net            $36,596        $39,356
                                                   =======        =======


The Company's subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers' financial history is analyzed.

The activity for the allowance for doubtful accounts is as follows:

                                                     DECEMBER 31,    SEPTEMBER 30,
                                                         1997            1998
                                                     ------------    -------------
                                                                      (UNAUDITED)
          Beginning balance                             $2,803          $5,933
          Provision for doubtful accounts                3,269           6,257

          Write-offs                                      (139)           (978)
                                                         -----          ------
          Ending balance                                $5,933         $11,212
                                                        ======         =======

See note 11.

5.   OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income and other miscellaneous amounts due to the Company and its operating subsidiaries as follows:


                                           DECEMBER 31,   SEPTEMBER 30,
                                               1997           1998
                                          ------------    -------------
                                                           (UNAUDITED)
                         IMPSAT Argentina     $4,753         $  5,346
                         IMPSAT Colombia       4,460            4,960
                         IMPSAT Venezuela      2,133            2,235
                         IMPSAT Ecuador          548              958
                         Others                3,689            6,723
                                              ------         --------
                                Total        $15,583         $ 20,222
                                             =======         ========


6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at:

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1997            1998
                                                              ------------    -------------
                                                                               (UNAUDITED)
          Land                                                  $  1,478       $  1,719
          Building and improvements                               23,312         26,576
          Operating communications equipment                     310,321        378,680
          Furniture, fixtures and other equipment                 14,503         20,194
                                                                --------       --------
              Total                                              349,614        427,169
          Less: accumulated depreciation                        (101,051)      (126,104)
                                                                --------       --------
              Total                                              248,563        301,065
          Deposit on purchase of equipment and in transit          6,532         11,897

          Work in process                                            327          2,380
                                                                --------       --------
          Property, plant and equipment, net                    $255,422       $315,342
                                                                ========       ========

The recap of accumulated depreciation is as follows:

                                     DECEMBER 31,    SEPTEMBER 30,
                                        1997            1998
                                     ------------    -------------
                                                       (UNAUDITED)
      Beginning balance                $73,046        $101,051
      Depreciation expense              29,665          25,988

      Retirements and disposals         (1,660)           (935)
                                      --------         -------

      Ending balance                  $101,051        $126,104
                                      ========        ========


7.   SHORT-TERM DEBT

The Company's short-term debt is detailed as follows:

                                                                 DECEMBER 31,     SEPTEMBER 30,
                                                                    1997             1998
                                                                 ------------     -------------
                                                                                   (UNAUDITED)
      Commercial paper (7.55% to 11%)                             $25,000           $25,000
      Short-term credit facilities, denominated in
          US dollars; interest rates ranging from 6.26% to 15%;
            IMPSAT Argentina                                       15,850               732
            IMPSAT Colombia                                         5,414             6,340
            IMPSAT Venezuela                                        1,714               283
            IMPSAT Ecuador                                            992               265
            Mandic S.A.                                                                 325
      Short-term credit facilities, denominated in
          local currencies; local interest rates;
            IMPSAT Colombia (47.15%)                                                  1,422
            IMPSAT Venezuela (32%)                                  1,219
                                                                  -------           -------
      Total short-term debt                                       $50,189           $34,367
                                                                  =======           =======


The Company has historically refinanced these short-term credit facilities on an annual basis.

8.   LONG-TERM DEBT

The Company's long-term debt is detailed as follows:

                                                                      DECEMBER 31,    SEPTEMBER 30,
                                                                         1997            1998
                                                                      ------------    -------------
                                                                                       (UNAUDITED)
      12-1/8% Senior Guaranteed Notes due 2003                          $125,000        $125,000
      12-3/8% Senior Notes due 2008                                                      225,000
      Term notes payable:
         IMPSAT Colombia maturing through 2002
         collateralized by equipment with a carrying value of
         approximately $14,000 and the assignment of customer
         contracts totaling approximately $12,000 denominated in:
                    U.S. dollars (Interest rates 8.5% - 13%)              27,111          23,454
                    Local currency (24.93% - 34%)                          6,380          11,472
         IMPSAT Argentina (6.56% - 7%), maturing semiannually
            through 2001, collateralized by certain assets                 2,435           5,462
         IMPSAT Venezuela (9% - 10.75%), maturing through 2000             5,550           3,094
      IMPSAT USA mortgage payable (8.75%), maturing through 2003                           1,533
      Eximbank notes payable (7%), maturing
         semiannually through 1999                                         3,387           2,540
                                                                        --------        --------
                 Total long-term debt                                    169,863         397,555
      Less: current portion                                              (10,186)        (16,069)
                                                                        --------        --------
      Long-term debt, net                                               $159,677        $381,486
                                                                        ========        ========




The Senior Guaranteed Notes, Senior Notes and some of the term notes payable for IMPSAT Colombia and IMPSAT Venezuela contain certain covenants requiring certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

9.   INCOME TAXES

For the nine months ended September 30, 1998 and 1997, the provision for income taxes, all of which are for foreign taxes, consist of a current provision of $3,123 and $725, respectively, and a deferred (benefit) provision of $(765) and $3,213, respectively. The foreign statutory tax rates range from 20% to 35% depending on the particular country. Deferred taxes result from temporary differences in the capitalization policies of preoperating costs and net operating loss carryforwards.

10.  REDEEMABLE PREFERRED STOCK

On March 19, 1998, the Company redeemed 25% of its outstanding common stock previously held by STET International Netherlands NV (the "STET Shares") with the proceeds of a substantially concurrent issuance and sale of $125,000 of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock were offered and sold to Princes Gate Investors II, L.P. ("Princes Gate") and Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. ("MSGEM"), two private equity funds that are affiliates of Morgan Stanley Dean Witter & Co., and to certain other investors affiliated with Princes Gate and MSGEM (such investors along with Princes Gate and MSGEM, the "Purchasers"). The Series A Preferred Stock was convertible at the date of issuance into 25% of the common stock of the Company and at September 30, 1998 was convertible into approximately 26% of the Common Stock of the Company.

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

11.  COMMITMENTS AND CONTINGENCIES

The Company leases satellite capacity with annual rental commitments of approximately $28,000. In addition, the Company has commitments to purchase communications equipment amounting to approximately $11,747 and was obligated under letter of credits amounting to approximately $559 at September 30, 1998.

The Company is a third party guarantor of up to 75% of a $6,000 credit facility provided to IMPSAT Venezuela by a regional development fund. At September 30, 1998, the balance outstanding on this credit facility amounted to approximately $3,000.

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


                                     ******

IMPSAT S.A.
BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     DECEMBER 31,       SEPTEMBER 30,
                                                                                        1997                1998
                                                                                   ---------------    ----------------
                                                                                                         (UNAUDITED)
              ASSETS
              CURRENT ASSETS:
               Cash and cash equivalents.....................................           $   6,065           $   16,261
               Trade accounts receivable, net................................              22,034               21,505
               Receivables from affiliated companies.........................                 734                1,009
               Other receivables.............................................               4,753                5,346
               Prepaid expenses..............................................                 789                  967
                                                                                        ---------           ----------
                Total current assets.........................................              34,375               45,088
                                                                                        ---------           ----------
              PROPERTY, PLANT AND EQUIPMENT, NET.............................             146,940              166,132
                                                                                        ---------           ----------
              NON-CURRENT ASSETS:
               Trade accounts receivable, net................................               5,143                5,143
               Investment, at cost...........................................               4,178               10,018
               Other non-current assets......................................                 393                  388
                                                                                        ---------           ----------
                Total non-current assets.....................................               9,714               15,549
                                                                                        ---------           ----------
              TOTAL..........................................................           $ 191,029           $  226,769
                                                                                        =========           ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY
              CURRENT LIABILITIES:
               Accounts payables - trade.....................................           $  13,521           $   21,298
               Short-term debt...............................................              40,850               25,732
               Advances from affiliated companies............................               5,194               44,301
               Current portion of long-term debt.............................               2,794               64,694
               Accrued liabilities...........................................                 432                   99
               Deferred income taxes.........................................               4,301                5,735
               Other liabilities.............................................               4,569                3,449
                                                                                        ---------           ----------
                Total current liabilities....................................              71,661              165,308
                                                                                        ---------           ----------
              LONG-TERM DEBT, NET............................................              63,029                3,308
                                                                                        ---------           ----------
              OTHER LONG-TERM LIABILITIES....................................               1,383                1,789
                                                                                        ---------           ----------

              COMMITMENTS AND CONTINGENCIES (Note 10)
              STOCKHOLDERS' EQUITY
               Common Stock; 5,123 shares authorized,
                issued, and outstanding......................................                   3                    3
               Paid-in capital...............................................              26,191               26,191
               Retained earnings.............................................              28,762               30,170
                                                                                        ---------           ----------
                Total stockholders' equity...................................              54,956               56,364
                                                                                        ---------           ----------
              TOTAL..........................................................           $ 191,029           $  226,769
                                                                                        =========           ==========


See notes to financial statements

IMPSAT S.A.
STATEMENTS OF INCOME
(IN THOUSANDS OF U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------     --------------------------------
                                                              1997           1998                   1997            1998
                                                        --------------- -----------------     -------------- -----------------
                                                                   (UNAUDITED)                         (UNAUDITED)
         NET REVENUES FROM SERVICES....................      $ 22,810     $ 24,602               $  66,763       $  72,672
                                                             --------     --------               ---------       ---------
         COSTS AND EXPENSES:
            Variable cost of services..................         4,128        5,205                  11,079          13,672
            Salaries, wages and benefits...............         3,059        3,458                   8,990           9,641
            Satellite capacity cost....................         2,601        2,114                   7,118           8,017
            Selling, general and administrative........         3,620        4,545                  11,693          13,547
            Depreciation and amortization..............         4,571        5,177                  13,287          14,786
                                                             --------     --------               ---------       ---------
               Total costs and expenses................        17,979       20,499                  52,167          59,663
                                                             --------     --------               ---------       ---------
              Operating income.........................         4,831        4,103                  14,596          13,009
                                                             --------     --------               ---------       ---------
         OTHER EXPENSES
            Interest expense, net......................        (2,764)      (3,700)                 (9,570)        (10,311)
            Other expenses, net........................            10          106                     (81)            144
                                                             --------     --------               ---------       ---------
              Total other expenses.....................        (2,754)      (3,594)                 (9,651)        (10,167)
                                                             --------     --------               ---------       ---------
         INCOME BEFORE INCOME TAXES....................         2,077          509                   4,945           2,842
         PROVISION FOR INCOME TAX......................          (686)                              (2,591)         (1,434)
                                                             --------     --------               ---------       ---------
         NET INCOME....................................      $  1,391     $    509               $   2,354       $   1,408
                                                             ========     ========               =========       =========




See notes to financial statements

IMPST S.A.
STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------------------

                                                                      COMMON STOCKHOLDERS'
                                                                      --------------------
                                                                      COMMON      PAID-IN     RETAINED
                                                                      STOCK       CAPITAL     EARNINGS         TOTAL
                                                                      ------      -------     --------         -----
          BALANCE AT DECEMBER 31, 1997..............................   $  3       $ 26,191     $ 28,762      $  54,956

          Net income for the nine months ended (unaudited)..........                              1,408          1,408
                                                                      ------      --------    ---------        -------
          BALANCE AT SEPTEMBER 30, 1998.............................   $  3       $ 26,191     $ 30,170(*)   $  56,364
                                                                      ======      ========    =========        =======



(*) Includes an appropriation of retained earnings amounting to $1,622 in 1998 to comply with legal reserve requirements in Argentina.

See notes to financial statements

IMPSAT S.A.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------------

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                        1997             1998
                                                                                   --------------- ---------------
                                                                                             (UNAUDITED)
      CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income...............................................................   $   2,354            $   1,408
       Adjustment to reconcile net income to net cash provided by operating activities:
           Amortization and depreciation........................................      13,287               14,786
           Deferred income tax provision........................................       2,791                1,434
           Changes in assets and liabilities:
           (Increase) decrease in trade accounts receivable, net................      (2,202)                 529
           Increase in prepaid expenses.........................................        (543)                (178)
           Increase in other receivable assets and other
                non-current assets..............................................        (572)                (588)
           Increase in accounts payable trade...................................         739                1,854
           Increase (decrease) accrued and other liabilities....................         104               (1,453)
           (Decrease) increase in other long-term liabilities...................      (2,022)                 406
                                                                                   ---------            ---------
       Net cash provided by operating activities................................      13,936               18,198
                                                                                   ---------            ---------
      CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property, plant and equipment...........................     (11,718)             (28,055)
           Increase in investment...............................................      (3,052)              (5,840)
                                                                                   ---------            ---------
           Net cash used by investing activities................................     (14,770)             (33,895)
                                                                                   ---------            ---------
      CASH FLOWS FROM FINANCING ACTIVITIES:
           Net borrowings from (repayments of) short-term debt..................      20,876              (15,118)
           (Decrease) increase in advances from/to affiliates and parent........     (69,719)              38,832
           Repayments of long-term debt.........................................       5,195               (3,007)
           Proceeds from long-term debt.........................................      63,098                5,186
                                                                                   ---------            ---------
      Net cash provided by financing activities.................................       9,060               25,893
                                                                                   ---------            ---------
      NET INCREASE IN CASH AND CASH EQUIVALENTS.................................       8,226               10,196
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................       1,002                6,065
                                                                                   ---------            ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD................................   $   9,228            $  16,261
                                                                                   =========            =========
      SUPPLEMENTAL CASH FLOW INFORMATION:
           Interest paid........................................................   $   9,700            $   5,869
                                                                                   =========            =========
      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
           Equipment in transit.................................................   $   2,233            $   5,923
                                                                                   =========            =========



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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   INTERIM FINANCIAL INFORMATION -- The unaudited statements as of September 30, 1998 and 1997 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the nine months period ended September 30, 1998 and 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

   REVENUE RECOGNITION -- IMPSAT S.A. provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the number of microsystem installations. The fees stipulated in the contracts are generally denominated in U.S. dollars. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. For the nine months ended September 30, 1998 and 1997, no single customer accounted for greater than 10% of total revenue from services.

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

3. TRADE ACCOUNTS RECEIVABLE

   The detail of trade accounts receivable is the following:

                                                      DECEMBER 31,    SEPTEMBER 30,
                                                         1997             1998
                                                      ------------    -------------
                                                                      (UNAUDITED)
             Trade accounts receivable                  $27,531        $30,847
             Less: allowance for doubtful accounts       (5,497)        (9,342)
                                                       --------       --------
             Trade accounts receivable, net             $22,034        $21,505
                                                       ========       ========

   IMPSAT S.A. provides trade credit to its customers in the normal course of business. Prior to extending credit, the customers' financial history is analyzed.

   The activity for the allowance for doubtful account is as follows:

                                                     DECEMBER 31,    SEPTEMBER 30,
                                                        1997             1998
                                                     ------------    -------------
                                                                       (UNAUDITED)
            Beginning balance                           $5,282         $    5,497
            Provision for doubtful accounts                215              3,845
                                                        ------         ----------
            Ending balance                              $5,497         $    9,342
                                                        ======         ==========

4. OTHER RECEIVABLES

   Other receivables consist primarily of refunds or credits pending from local government for taxes other than income, advances to suppliers other than for fixed assets, related parties receivables and other miscellaneous amounts due to IMPSAT S.A.

5. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of:



                                                                    DECEMBER 31,    SEPTEMBER 30,
                                                                        1997            1998
                                                                    ------------    -------------
                                                                                     (UNAUDITED)
              Building installations and improvements                 $ 15,993         $  16,021
              Operating communications equipment                       200,019           225,901
              Furniture, fixtures and other equipment                    6,517             7,264
                                                                      --------         ---------
                       Total                                           222,529           249,186
              Less: accumulated depreciation                           (76,976)          (90,831)
                                                                      --------         ---------
                       Total                                           145,553           158,355
              Deposit on purchase of equipment and in transit            1,387             7,310
              Work in process                                                                467
                                                                      --------         ---------
              Property, plant and equipment, net                      $146,940         $ 166,132
                                                                      ========         =========

    The recap of accumulated depreciation is as follows:

                                                       DECEMBER 31,    SEPTEMBER 30,
                                                          1997             1998
                                                      -------------   --------------
                                                                        (UNAUDITED)
                               Beginning balance          $61,063        $76,976
                               Depreciation expense        17,951         14,786
                               Retirements and             (2,038)          (931)
                               Disposals                  -------        -------
                               Ending balance             $76,976        $90,831
                                                          =======        =======


6.  SHORT-TERM DEBT

    IMPSAT S.A.'s short-term debt is detailed as follows:

                                                                         DECEMBER 31,    SEPTEMBER 30,
                                                                             1997            1998
                                                                         ------------    -------------
                                                                                          (UNAUDITED)
             Commercial paper (7.55% to 11%)                                $25,000        $25,000
             Short-term credit facilities, denominated in
                U.S. dollars, interests rates ranges from 9.5% to 12%        15,850
             Short-term credit facilities, denominated in
                local currency                                                                 732
                                                                            -------        -------
             Total short-term debt                                          $40,850        $25,732
                                                                            =======        =======


    IMPSAT S.A. has historically refinanced its short-term credit facilities on an annual basis.

7.  LONG-TERM DEBT

    IMPSAT S.A.'s long-term debt is detailed as follows:

                                                                            DECEMBER 31,    SEPTEMBER 30,
                                                                                1997            1998
                                                                           -------------   -------------
                                                                                             (UNAUDITED)
                          Term notes payable (6.69% - 12.63%) maturing
                          semiannually through 1999, collateralized by
                            certain assets                                       $62,435        $65,462
                          Eximbank notes payable (7%) maturing semiannually
                            through 1999                                           3,388          2,540
                                                                                 -------        -------
                          Total long-term debt                                    65,823         68,002
                          Less: current portion                                   (2,794)       (64,694)
                                                                                 -------        -------
                          Long-term debt, net                                    $63,029         $3,308
                                                                                 =======        =======


8.  ADVANCES FROM AFFILIATED COMPANY

    Included in advances from affiliated company are advances totaling $40,000 from IMPSAT S.A.'s Parent Company. These advances bear interest at 7.15% and are due September 30, 1999.

9.  INCOME TAXES

    The provision for income taxes for the nine months ended September 30, 1998 and 1997 consists of $1,434 and $2,591 in deferred taxes. The statutory tax rate in Argentina is 33%.

10. COMMITMENTS AND CONTINGENCIES

    IMPSAT S.A. leases satellite capacity with annual rental commitments of approximately $11,000 through the year 2001. In addition, IMPSAT S.A. has commitments to purchase communications equipment amounting to approximately $8,616 at September 30, 1998.

    IMPSAT S.A. is guarantor on the $125,000,000, 12 1/8% Senior Guaranteed Notes Due 2003 issued on July 30, 1996 by the Parent Company.

    During May, 1997, the Parent Company and IMPSAT S.A. entered into a three party arrangement with a financial institution whereby $ 60 million was borrowed by IMPSAT S.A. and concurrently a like amount Certificate of Deposit was placed at the financial institution by the Parent Company. The arrangement expires in July 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Forward Looking Statements. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward looking statements are based upon current expectations and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the effect of changing economic conditions in the countries in which the Company operates, business conditions and growth in the telecommunications industry in Latin America, the Company's ability to maintain its lending arrangements, or if necessary, access additional sources of capital and accurately forecast capital expenditures. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized. Potential risks and uncertainties include, among others, those set forth under "Overview," "Recent Development" and "Liquidity and Capital Resources" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the "Risk Factors" section of the Company's final prospectus dated September 28, 1998, as filed with the U.S. Securities and Exchange Commission.

  Revenues. The Company provides services to its customers pursuant to contracts which typically range from six months to five years but generally are for three years. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the quantity and type of equipment installed. The fees stipulated in the contracts are generally denominated in U.S. dollar equivalents. Services (other than installation fees) are billed on a monthly, predetermined basis, which coincide with the rendering of the services. The Company reports net revenues which are after deductions for sales taxes.

        The Company recently has experienced, and anticipates that it will continue to experience, downward pressure on its prices as it continues to expand its customer base and as competition for private telecommunications network services grows. In addition, as the Company's business in a particular country matures, its rate of growth in that country tends to slow. In particular, this has occurred in Argentina. To compensate for slower growth in maturing markets, the Company seeks to expand into new countries and to provide new services.

        The Company anticipates that its geographic diversification provides some protection against economic downturns in any particular country, although there can be no assurance in this regard. However, a substantial majority of the Company's revenues are derived from Argentina and Colombia. Many of the countries in which the Company operates have experienced political and economic volatility in recent years. Also, presidential elections were recently held in Brazil, Colombia and Ecuador and are scheduled to be held later in 1998 for Venezuela, and post-election changes in economic or telecommunications policies could adversely affect the Company's operations in these countries. It is impossible to predict whether such events, circumstances or conditions will occur, recur or worsen, or what effect any such events, circumstances or conditions, which are entirely outside the control of the Company, will have on the countries in which the Company operates or upon the Company. Such conditions and events may have adverse effects on the business, results of operations and financial condition of the Company.

        Costs and Expenses. The Company's costs and expenses include principally
(i) variable costs of services, (ii) lease payments for satellite transponder capacity, (iii) salaries, wages and benefits, (iv) selling, general and administrative expenses and (v) depreciation and amortization. The principal items comprising variable cost of services are installation (and de-installation) costs, sales commissions paid to third-party sales representatives and maintenance costs. Selling, general and administrative ("SG&A") expenses for the Company consist principally of publicity and promotion costs; provisions for doubtful accounts; fees and other remunerations; travel and entertainment; rent; and plant services and telephone and energy expenses.

        Currency Risks. The Company's contracts with its customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate at the time of invoicing between the local currency and the U.S. dollar. Accordingly, inflationary pressures experienced in the Company's countries of operations did not have a direct effect on the Company's revenues during the first nine months of 1998. Inflation has in the past, and could in the future, adversely affect the economies of the Company's countries of operations by, among other things, increasing the cost of local capital and capital inflows from the United States and elsewhere. Moreover, given that the exchange rate is generally set at the date of invoicing and that the Company in some cases experiences substantial delays in collecting receivables, it is exposed to exchange rate risk. Furthermore, pursuant to Brazilian law, the Company's contracts with customers in Brazil may not be linked to the exchange rate between the Brazilian real and the U.S. dollar. The Company's expansion in Brazil therefore will increase the Company's exposure to exchange rate risks.

        The continued Asian and Russian economic crises have had an adverse effect on the foreign exchange markets of a number of Latin American countries, including Brazil, Colombia, Mexico and Venezuela. Such effects in turn have led to pressures on local interest rates as the countries have adopted monetary policies to attempt to bolster their currencies. Continued pressures on the local currencies in the countries in which the Company operates are likely to have an adverse effect on many of the Company's customers, which could adversely affect the Company. Such events also have had an adverse effect on the ability of the Company and many other entities located in the countries in which the Company currently operates, including certain of its customers, to gain access to the international capital markets for necessary financing and refinancing. Continued closure of international capital sources to emerging market borrowers could have an adverse effect on the Company and many of its customers.

RECENT DEVELOPMENT

  In September 1998, the Company announced plans to construct a broadband network throughout the principal countries in Latin America. The program, which the Company has designated as "IMPSAT 2000" would be aimed at developing the Latin American informational highway. Upon its full development and implementation, IMPSAT 2000 would provide a fiber optic link among the major urban and surrounding cities in the Latin American countries that the Company currently serves. Upon completion, the IMPSAT 2000 network could comprise up to one million kilometers of fiber optic cable for the operation of a broadband network for voice and data transmission. By constructing Latin America's first region-wide broadband network, the Company plans to be able to transmit high-level interactive applications to optimize both project and company management regardless of volume and with minimal delay. By integrating the planned IMPSAT 2000 fiber optic network with its existing fiber optic networks in Argentina and Colombia as well as its current and planned wireless metropolitan area networks and access to undersea cables, the Company seeks to connect all major Latin American cities offering transmission services never before available in the region. IMPSAT 2000 would enable the Company to provide a greater array of services for its business customers, including switched international, domestic long distance and local services, upon the deregulation of the telecommunications markets in the countries in which it operates. At its full implementation in all possible locations throughout Latin America, the IMPSAT 2000 network could require an expenditure of up to $2.0 billion, subject to financing.


RESULTS OF OPERATIONS

The following table presents the Company's results of operations as a percentage of revenues:

                                      THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                               --------------------------------------------------------------------------------------------
                                        1997                    1998                   1997                   1998
                               ---------------------  ------------------------  ----------------------  -------------------
                                                (IN THOUSANDS AND AS A PERCENTAGE OF CONSOLIDATED REVENUES)
Net revenues from
services.......................$41,589      100.0%        56,237     100.0%       117,310      100.0%      149,888    100.0%
Variable costs of
services.......................  7,198       17.3         11,343      20.2         19,424       16.6        26,323     17.6
Salaries, wages and
benefits.......................  7,237       17.4          9,581      17.0         20,899       17.8        26,543     17.7
Satellite capacity cost........  4,843       11.6          5,591       9.9         13,684       11.7        18,432     12.3
Selling, general and
administrative expenses........  9,479       22.8         13,271      23.6         23,510       20.0        34,377     22.9
Depreciation and
amortization...................  7,266       17.5          9,908      17.6         21,042       17.9        26,537     17.7
Interest expense, net..........  6,074       14.6         13,052      23.2         18,345       15.6        30,243     20.2
Net (loss) gain on
foreign exchange...............    (50)      (0.1)           971       1.7           (246)      (0.2)          813      0.5
Provision for foreign
income taxes...................  1,209        2.9            107       0.2          3,938        3.4         2,358      1.6
Net loss.......................  1,911        4.6          6,779      12.1          4,763        4.1        15,344     10.2

  Revenues. Revenues for the three and nine months ended September 30, 1998 totaled $56.2 million and $149.9 million, respectively. This represents an increase of $14.7 million (or 35.2%) and $32.6 million (or 27.8%), respectively, from revenues for the three and nine months ended September 30, 1997. Revenues at IMPSAT Argentina for the three and nine months ended September 30, 1998 totaled $24.6 million and $72.7 million, respectively. This represents an increase of $1.8 million (or 7.9%) and $5.9 million (or 8.9%), respectively, from IMPSAT Argentina's revenues for the three and nine months ended September 30, 1997. This increase was primarily attributable to increased revenues from Internet services, as described below. IMPSAT Colombia's revenues for the three and nine months ended September 30, 1998 totaled $17.0 million and $45.1 million, respectively. This represents an increase of $4.6 million (or 37.9%) and $9.0 million (or 24.9%), respectively, from IMPSAT Colombia's revenues for the three and nine months ended September 30, 1997. Revenues at IMPSAT Venezuela totaled $3.9 million and $10.3 million, respectively, for the three and nine months ended September 30, 1998 (an increase of $1.6 million (or 66.5%) and $4.1 million (or 65.0%), respectively, over the corresponding periods in 1997). Revenues at IMPSAT Ecuador totaled $2.6 million and $6.8 million, respectively, for the three and nine months ended September 30, 1998 (an increase of $1.1 million (or 74.4%) and $2.9 million (or 74.8%), respectively, over the corresponding periods in 1997). The Company's net revenues for the three months ended September 30, 1998 also include revenues of $3.5 million recorded by Mandic S.A., and $0.7 million recorded by IMPSAT Brazil. Excluding Internet and Global Fax customers, the Company had a total of 1,412 customers at September 30, 1998, compared to 1,230 customers at September 30, 1997.

  During the third quarter of 1998, the Company continued to develop its operations in Brazil. At September 30, 1998, IMPSAT Brazil had a total of 36 customers, compared to 21 customers at the end of the second quarter of 1998. In October 1998, IMPSAT Brazil entered into a new five year contract to provide private telecommunications network services to Confederacao Nacional da Industria ("CNI"), Brazil's national association of private industrial companies. The CNI contract contemplates monthly revenues to IMPSAT Brazil of $0.7 million. Also in that month, IMPSAT Brazil completed the construction of a teleport located in Curitiba.

  The increase in the Company's net revenues for the first nine months of 1998 is derived principally from growth in the Company's services other than its VSAT based service offerings. The Company anticipates that the percentage, and absolute amount, of total revenues represented by non-VSAT based service offerings (i.e., SCPC, value-added and terrestrial services) will continue to grow at a faster rate than its VSAT based service offerings. Revenues from VSAT services during the first nine months of 1998 totaled $41.4 million, a decrease of $2.3 million (or 5.3%) from revenues from VSAT services for the corresponding period in 1997. As a percentage of the Company's net revenues, revenues from VSAT services declined to 27.6% for the first nine months of 1998 from 37.2% for the corresponding period in 1997. Revenues from Dataplus services for the nine months ended September 30, 1998 totaled $33.3 million, an increase of $5.8 million, (or 21.2%), compared to Dataplus revenues for the corresponding period in 1997. Many of the Company's customers have supplemented or replaced their VSAT services with Dataplus services over time as they have increased the amount of private telecommunications network capacity contracted with the Company, and the Company expects this trend to continue.

  In addition, the Company's revenues from newer service offerings, such as Internet, recorded significant increases during the first nine months of 1998. Internet service revenues during the first nine months of 1998 totaled $13.7 million, as compared to $4.7 million for the first nine months of 1997. At September 30, 1998, the Company had in excess of 77,966 retail dial-up access Internet customers and 189 corporate dedicated access Internet customers, compared to 19,057 retail Internet customers and 45 corporate Internet customers at September 30, 1997. Mandic S.A.'s net revenues from Internet services for the three months ended September 30, 1998 totaled $3.5 million. IMPSAT Argentina's net revenues from Internet services for the first nine months of 1998 totaled $4.6 million, an increase of $1.9 million (or 73.2%) compared to the corresponding period in 1997.

  Competitive pressures, including lower pricing, have resulted in a decline in IMPSAT Argentina's revenues from non-value added service offerings during the first nine months of 1998. IMPSAT Argentina's revenues from VSAT and Dataplus services for the nine months ended September 30, 1998 totaled $26.9 million and $17.5 million, respectively, an decrease of $0.8 million (or 2.9%) and $0.2 million (or 1.5%) compared to the corresponding periodS in 1997.

  As part of net revenues, the Company recorded revenues of $3.0 million and $4.3 million, respectively, from certain equipment sales during the three and nine months ended September 30, 1998, as compared to revenues from such sales of $1.4 million and $2.6 million during the corresponding periods in 1997.

  Variable Cost of Services. The Company's variable cost of services for the three and nine months ended September 30, 1998 totaled $11.3 million and $26.3 million, respectively, an increase of $4.1 million (or 57.6%) and $6.9 million (or 35.5%), from the Company's variable cost of services for the three and nine months ended September 30, 1997. Of total variable cost of services for the three and nine months ended September 30, 1998, $5.2 million and $13.7 million, respectively, related to the operations of IMPSAT Argentina, and $3.1 million and $6.3 million, respectively related to the operations of IMPSAT Colombia (compared to variable cost of services of $4.1 million and $11.1 million, respectively, at IMPSAT Argentina and $1.9 million and $5.1 million, respectively, at IMPSAT Colombia, for the three and nine months ended September 30, 1997).

  The principal items comprising total variable cost of services are maintenance and installation (including de-installation) costs, and sales commissions paid to third-party sales representatives.

  Maintenance costs for the Company totaled $2.8 million and $7.5 million, respectively, during the three and nine months ended September 30, 1998. This represents an increase of $1.0 million and $1.2 million, respectively, over maintenance costs incurred by the Company for the three and nine months ended September 30, 1997. Maintenance costs include maintenance services contracted by the Company from outside providers and interconnection and access charges incurred by the Company in completing telecommunications through the networks of other telecommunications carriers.

  Installation costs totaled $2.1 million and $5.3 million, respectively, for the three and nine months ended September 30, 1998. In comparison, installation costs totaled $1.4 million and $3.6 million for the three and nine months ended September 30, 1997. The Company contracts equipment installation services from outside providers.

  Sales commissions paid to third party sales representatives totaled $1.9 million and $5.1 million, respectively, for the three and nine months ended September 30, 1998. In comparison, sales commissions paid to third party sales representatives totaled $1.6 million and $4.0 million, respectively, for the three and nine months ended September 30, 1997. Sales commissions paid to third-party sales representatives in Argentina totaled $1.5 million and $4.1 million, respectively, for the three and nine months ended September 30, 1998, compared to $1.4 million and $3.5 million, respectively, for the three and nine months ended September 30, 1997. Sales commissions increased during the first nine months of 1998 compared to the corresponding period in 1997 as a result of certain new private telecommunications network services contracts that were obtained by the Company during the first nine months of 1998 through the use of third-party sales representatives.

  In addition, the Company incurred costs of equipment sold during the three and nine months ended September 30, 1998 of $2.0 million and $3.2 million, respectively, as compared with costs of equipment sold during the corresponding periods in 1997 of $1.5 million and $2.2 million, respectively.

  Salaries, Wages and Benefits. Salaries, wages and benefits paid by the Company for the three and nine months ended September 30, 1998 totaled $9.6 million and $26.5 million, respectively, an increase of $2.3 million (or 32.4%) and $5.6 million (or 27.0%), over the Company's expenses for salaries, wages and benefits during the corresponding periods in 1997. The Company increased salaries, wages and benefits of its personnel to match market rates and increases in cost of living. The increase in salaries, wages and benefits also reflects the acquisitions during the second quarter of 1998 of IMPSAT Brazil and Mandic S.A., which had 96 and 56 employees, respectively, at September 30, 1998. Salaries, wages and benefits paid by the Company with respect to IMPSAT Brazil and Mandic S.A. for the three months ended September 30, 1998 totaled $0.9 million and $0.5 million, respectively. The Company maintained a total of 917 employees at September 30, 1998, compared to 684 employees at September 30, 1997.

  Satellite Capacity Cost. The Company's satellite lease payments for the three and nine months ended September 30, 1998 totaled $5.6 million and $18.4 million, respectively, an increase of $0.8 million (or 15.4%) and $4.7 million (or 34.7%), respectively, over satellite lease payments for the corresponding periods in 1997. IMPSAT Argentina's satellite lease payments for the three and nine months ended September 30, 1998 totaled $2.1 million and $8.0 million, respectively, a decrease of $0.5 million (or 18.7%) and an increase of $0.9 million (or 12.6%), respectively, over satellite lease payments for the corresponding periods in 1997. The Company had approximately 560.0 MHz and 404.0 MHz of leased satellite capacity at September 30, 1998 and 1997, respectively. The expansion of the Company's satellite capacity during the first nine months of 1998 compared to the corresponding period in 1997 is attributable primarily to contractually scheduled increases in satellite capacity to match anticipated growth in the total number of Dataplus earth stations to be installed by the Company over time which, because of their greater transmission capacity and bandwidth requirements compared to VSAT, utilize larger amounts of satellite capacity.

  Selling, General and Administrative Expenses. SG&A expenses for the

Company consist principally of advertising and promotion costs; provisions for doubtful accounts; fees and other remuneration; travel and entertainment; rent; and plant services, telephone and energy expenses.

  The Company incurred SG&A expenses of $13.3 million and $34.4 million, respectively, for the three and nine months ended September 30, 1998, an increase of $3.8 million (or 40.0%) and $10.9 million (or 46.2%), compared to the three and nine months ended September 30, 1997. The increase in SG&A expenses for the three months ended September 30, 1998 relates principally to:
(i) an increase in the Company's provision for doubtful accounts as discussed below; and (ii) SG&A expenses incurred by the two new subsidiaries of the Company, IMPSAT Brazil and Mandic S.A.

  SG&A expenses at IMPSAT Argentina for the three and nine months ended September 30, 1998 totaled $4.6 million and $13.6 million, respectively, an increase of $0.9 million (or 25.6%) and $1.9 million (or 15.9%), respectively, compared to the three and nine months ended September 30, 1997. SG&A expenses at IMPSAT Brazil and Mandic S.A. for the three months ended September 30, 1998 totaled $1.6 million and $1.0 million, respectively.

  On a Company-wide basis, the Company recorded a provision for doubtful accounts in the first nine months of 1998 of $6.3 million (compared to a provision of $4.2 million in the first nine months of 1997) as a result of certain payment arrears experienced by certain customers in Argentina, Colombia and Ecuador. Of this amount, IMPSAT Argentina recorded a provision for doubtful accounts during the first nine months of 1998 of $3.8 million, in comparison to a provision for the first nine months of 1997 of $4.2 million. Prior to June 30, 1998, the Company's general policy had been to reserve 30% for accounts receivable in excess of 180 days and less than one year, and 100% of all accounts receivable in excess of 360 days. The Company's current general policy is to reserve 100% for all accounts receivable in excess of 180 days. This policy is not be applied to a receivable if the president of an operating subsidiary determines that such receivable will be collected within a further 60 days.

  At September 30, 1998, the Company had reserved approximately 48% of the total amount due to IMPSAT Argentina with respect to a receivable totaling $2.2 million from Banco de la Nacion Argentina ("BNA") that was generated during 1996 and 1997 under a subcontract between IMPSAT Argentina and IBM de Argentina, S.A. that was terminated by BNA in the second quarter of 1997, based on the Company's assessment of the likely recoverability of such amounts. At September 30, 1998 (excluding (i) the BNA contract discussed above, and (ii) amounts totaling $8.5 million owed to the Company by Empresa Nacional de Correos y Telegrafos S.A. ("ENCOTESA"), the former Argentine national postal service, under IMPSAT Argentina's contracts with ENCOTESA, see Note 11 to the Company's Consolidated Financial Statements included in Item 1 hereto) approximately 11% of the Company's gross current trade accounts receivable were past due more than six months but less than one year and approximately 20% of gross accounts receivable were past due more than one year.

  The Company's provision for doubtful accounts for the three months ended September 30, 1998 includes a provision of $1.6 million relating to amounts owed to IMPSAT Argentina by VideoCable Comunicaciones S.A. ("VCC") under a contract pursuant to which VCC agreed to market IMPSAT Argentina's Internet access service to VCC's customers. The VCC agreement was terminated on July 2, 1998.

  The increase in the Company's SG&A expenses for the nine months ended September 30, 1998 also reflects: (a) increased entertainment, advertising and promotion costs during the period ($5.5 million, representing an increase of $2.2 million, or 67.2%, compared to the nine months ended September 30, 1997) relating to: (i) the Company's expansion of its operations into Brazil, (ii) promotion campaigns for the Company's newer services (Internet, Conexia and Telecampus), (iii) consultant fees relating to the exploration of a new public image for the Company, and (iv) related travel and entertainment expenses; and
(b) expenses during the period related to legal, tax and consultancy advice ($6.0 million, compared to $3.9 million for the nine months ended September 30, 1997) with respect to the financing and expansion of the Company's operations, including the acquisitions of IMPSAT Brazil and Mandic S.A. and the development of plans for the IMPSAT 2000 network.

  Depreciation and Amortization. The Company's depreciation and amortization for the three and nine months ended September 30, 1998 totaled $9.9 million and $26.5 million, respectively, representing an increase of $2.6 million (or 36.4%) and $5.5 million (or 26.1%), compared to depreciation and amortization for the three and nine months ended September 30, 1997. Depreciation and amortization for IMPSAT Argentina for the three and nine months ended September 30, 1998, totaled $5.2 million and $14.8 million, respectively, an increase of $0.6 million (or 13.3%) and $1.5 million (or 11.3%), respectively, compared to the three and nine months ended September 30, 1997.

  Interest Expense, Net. The Company's net interest expense for three and nine months ended September 30, 1998 totaled $13.1 million and $30.2 million, respectively, consisting of interest expense of $16.0 million and interest income of $2.9 million for the three months ended September 30, 1998 and interest expense of $33.9 million and interest income of $3.7 million for the nine months ended September 30, 1998. Net interest expense increased $7.0 million (or 114.9%) and $11.9 million (or 64.9%), respectively, from net interest expense for the three and nine months ended September 30, 1997. IMPSAT Argentina's net interest expense for the three and nine months ended September 30, 1998 totaled $3.7 million and $10.3 million, respectively ($1.3 million and $5.0 million, respectively, after eliminating intercompany items). In comparison, IMPSAT Argentina's net interest expense for the three and nine months ended September 30, 1997 totaled $2.8 million and $9.6 million, respectively ($0.6 million and $2.1 million, respectively, after eliminating intercompany items). Net interest expense at IMPSAT Colombia for the three and nine months ended September 30, 1998 totaled $2.4 million and $6.6 million ($1.9 million and $5.2 million after eliminating intercompany items), respectively. In comparison, IMPSAT Colombia's net interest expense for the three and nine months ended September 30, 1997 totaled $1.9 million and $4.8 million ($1.4 million and $3.5 million after eliminating intercompany items), respectively. Interest expense with respect to intercompany loans are eliminated in the Company's Consolidated Statement of Operations.

  The increase in net interest expense is primarily attributable to the increased indebtedness of the Company, which grew from $217.1 million as of September 30, 1997 to $431.9 million as of September 30, 1998. Such increased indebtedness of the Company relates primarily to the issuance by the Company on June 17, 1998 (the "1998 Note Offering"), of $225 million principal amount of 12 3/8% Senior Notes due 2008.

  As of September 30, 1998, total outstanding indebtedness at IMPSAT Argentina equaled $138.0 million ($33.5 million after eliminating intercompany items), compared to $107.9 million as of September 30, 1997. Total outstanding indebtedness at IMPSAT Colombia as of September 30, 1998 equaled $57.3 million ($42.7 million after eliminating intercompany items), compared to $47.6 million as of September 30, 1997. The average interest rate on the Company's indebtedness for the first nine months of 1998 was 13.6%, compared to an average interest rate of 11.9% for the first half of 1997.

  Interest expense is expected to increase in future periods as a result of the 1998 Note Offering. Such increased interest expense is likely to produce a corresponding reduction in the Company's operating results during the application of the proceeds of the 1998 Note Offering over the next 15 months.

  Provision for Income Taxes. The Company recorded a provision for income taxes for the three and nine months ended September 30, 1998 of $0.1 million and $2.4 million, respectively, compared to $1.2 million and $3.9 million, respectively, for the corresponding periods in 1997. IMPSAT Argentina recorded no provision for income taxes for the three and nine months ended September 30, 1998 of zero and $1.4 million, respectively, compared to $0.7 million and $2.6 million, respectively, for the corresponding periods in 1997. IMPSAT Colombia recorded a provision for income taxes for the three and nine months ended September 30, 1998 of $0.5 million and $2.0 million, respectively, compared to $0.5 million and $1.3 million, respectively, for the corresponding periods in 1997.

  Net Loss. For the three and nine months ended September 30, 1998, the Company incurred a net loss of $6.8 million and $15.3 million, respectively, an increase of $4.9 million and $10.6 million, respectively, compared to the Company's net loss for the three and nine months ended September 30, 1997. The principal reasons for the increase in the Company's net loss as compared to prior periods related to the following items: (i) the increase in the Company's provision for doubtful accounts; (ii) increased interest expense attributable to increased indebtedness of the Company as a result of the 1998 Note Offering; and (iii) the incurrence of a net loss of $3.2 million by IMPSAT Brazil during the period. For the three and nine month periods ended September 30, 1998, IMPSAT Argentina recorded net income of $0.5 million and $1.4 million, respectively, compared to net income of $1.4 million and $2.4 million, respectively, for the corresponding periods in 1997. IMPSAT Colombia recorded net income for the three and nine months ended September 30, 1998 of $4.3 million and $7.9 million, respectively, compared to a net income of $2.8 million and $6.8 million, respectively, for the corresponding periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company anticipates that it will continue to incur significant capital expenditures in the next several years in connection with the expected growth of its established commercial operations (Argentina, Colombia, Venezuela, Ecuador, Mexico and the United

States), and the further development of its operations in Brazil. The Company intends to meet its capital requirements during the remainder of 1998 and for 1999 from proceeds of the 1998 Note Offering. Of total net proceeds of the 1998 Note Offering of $218 million, the Company used $35.2 million to refinance existing short-term indebtedness and the remainder used for capital expenditures. The Company currently anticipates that it will require approximately $350 million during the period 1999 to 2000 for capital expenditures (including amounts already expended in 1998 to date). The Company's projected capital expenditure requirements include the establishment of operations and development of private telecommunications network systems in Brazil and continued additions to its private telecommunications network infrastructure in order to maintain the Company's ability to provide high quality, competitive services. The Company's budget contemplates that the Company will need approximately $85 million for the period from 1998 to 2000 (including amounts already expended in 1998 to date) for capital expenditures related to the adequate build-out of its private telecommunications network system in Brazil.

  The Company's currently planned capital expenditures described above are exclusive of expenditures that would be required for the implementation of the IMPSAT 2000 project. Although the timing and development of the IMPSAT 2000 project has not been finalized and will be dependent on the availability of adequate financing, continued deregulation of the Latin American telecommunications market, and receipt of required licenses and governmental approvals, among other factors, the Company currently estimates that the initial implementation of the IMPSAT 2000 project through the end of 1999 could require up to $200 million in additional financing. The Company does not currently have any commitments regarding such financing and the development of the IMPSAT 2000 project will be dependent upon the Company's ability to obtain such financing. Accordingly, the ability of the Company to continue the expansion of its private telecommunications network systems as is necessary to provide high-quality, competitive private network services to its customers and to meet its debt service obligations will be dependent upon the future performance of the Company, including the ability of the Company to obtain additional debt financing and potential equity financing. The Company's ability to maintain its planned program of capital expenditures will be dependent on its ability to obtain additional sources of financing. If the Company is unable to obtain such additional sources of financing, it will not be able to maintain its levels of growth and market position in any of the countries in which it operates, which could have an adverse effect on the business and prospects of the Company.

  As of November 13, 1998, IMPSAT Argentina had outstanding $25 million of commercial paper (which is scheduled to mature on December 17, 1998) issued under its $50 million Euro-Commercial Paper Program (the "ECP Program"). The Company anticipates that the commercial paper will be repaid with available cash from the 1998 Note Offering. IMPSAT Argentina repaid $25 million of short-term promissory notes issued under the ECP Program upon maturity on August 10, 1998 using parent company advances from the proceeds of the 1998 Note Offering.

  As set forth in its consolidated statements of cash flow, in the nine months ended September 30, 1998, the Company generated $22.3 million in net cash flow from operating activities, compared with $11.5 million generated for the nine months ended September 30, 1997. The increase in cash flow from operating activities in the first nine of 1998 was primarily attributable to (i) an increase of $5.5 million in depreciation and amortization (a total of $26.5 million for the first nine months of 1998 compared to $21.0 million for the corresponding period in 1997); (ii) increases in accrued and other liabilities of $11.3 million (compared to a decrease of $3.1 million in the first nine months of 1997); (iii) increases in trade accounts payable of $2.7 million (compared to an increase of $2.5 million in the first nine months of 1997); and
(iv) an increase in trade accounts receivable of $2.5 million (compared to an increase of $5.9 million in the first nine months of 1997). Financing activities provided $203.8 million in net cash flow for the nine months ended September 30, 1998, compared with $20.1 million in net cash flow for the nine months ended September 30, 1997. Such increase is primarily attributable to the proceeds of the 1998 Note Offering. The Company's net outstanding indebtedness increased by $214.8 million during the nine months ended September 30, 1998, compared to the corresponding period in 1997. On September 30, 1998, the Company had approximately $34.4 million in outstanding short-term debt, of which $25.7 million was owed by IMPSAT Argentina.

  During the nine months ended September 30, 1998, the Company used $96.7 million in net cash flow for investing activities, compared to $40.0 million for the nine months ended September 30, 1997. The Company had a cash balance of $139.9 million as of September 30, 1998.

  The Company leases satellite capacity with annual rental commitments of approximately $28.0 million through the year 2001. In addition, the Company has commitments to purchase communications equipment amounting to approximately $11.8 million at September 30, 1998.

YEAR 2000

  The Company's equipment and operational systems are being reviewed and, where required, detailed plans have been, or are being, developed and implemented on a schedule intended to permit the Company's computer systems and services to continue to function properly in the year 2000. Such plans are likely to involve a combination of software modification, upgrades and replacement. The Company's plan for Year 2000 compliance includes the following phases: (a) establishment of a task force, which includes senior management of the Company, to address the year 2000 issue; (b) compilation of an inventory of equipment currently involved or anticipated to be involved in operations; (c) circulation of questionnaires to suppliers of the Company about equipment readiness; (d) gathering of information from customers; (e) implementation of required upgrades or replacements; and (f) testing of equipment in-house or at supplier sites.

  The Company has completed an initial review of the equipment and software it currently utilizes in the provision of its services. The Company expects to complete conversion and initial testing of such equipment and software in the first quarter of 1999, and to complete final testing and remediation by mid-1999.

  In developing contingency plans with respect to the year 2000 issue, the Company is analyzing potential operational risks that could lead to the interruption of critical service functions and has commenced formulating and installing preventive and remedial measures, such as alternative sources of power generation. The Company expects to further complete and extend its contingency plans after completing final testing of equipment and software involved in its operations.

  Ensuring that the Company's equipment and operational systems are year 2000 compliant is expected to increase costs in the final quarter of 1998 and 1999. Costs incurred by the Company to date have been immaterial. The current estimate for the cost of remediation for the Company is approximately $3.5 million. The Company estimates that most of such costs will be incurred with respect to IMPSAT Argentina ($1.6 million) and IMPSAT Colombia ($1.0 million), the Company's largest operating subsidiaries. While these cost estimates are not definitive, Management does not expect final costs to have a material adverse impact on the Company's financial position, results of operations or cash flows.

  In addition, the Company faces risks to the extent that suppliers, customers and others with whom the Company transacts business do not have business systems or products that comply with the year 2000 requirements. In providing its services, the Company's systems may sometimes be required to communicate electronically with customer-owned systems with respect to a variety of functions. Failure of the systems of the Company's customers to address the year 2000 issue could impair the Company's ability to perform such functions. Furthermore, in the event any of the Company's suppliers cannot timely provide the Company with products, services or systems that meet the year 2000 requirements, the Company's operating results could be materially adversely affected. The Company is not yet able to estimate the cost for year 2000 compliance with respect to customers and suppliers, however, based on a preliminary review, Management does not expect that such costs will have a material adverse effect on the future consolidated results of operations of the Company. However, the Company could be adversely impacted by the year 2000 date issue if suppliers, customers and other businesses do not address this issue successfully.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               Not Applicable.


ITEM 5.  OTHER INFORMATION

  Exchange Offer. On October 26, 1998, the Company completed an Exchange Offer (the "Exchange Offer") for its 12 3/8% Senior Notes due 2008 (the "New Notes"), registered under the Securities Act of 1933, as amended, pursuant to an effective registration statement, for its outstanding, unregistered 12 3/8% Senior Notes due 2008 (the "Old Notes"). At the expiration of the Exchange Offer, the Company had accepted Old Notes in principal amount of $224,970,000 in exchange for a like principal amount of New Notes.


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


                              IMPSAT Corporation

                              By:  /s/ Guillermo Jofre
                                   ---------------------------
                              Guillermo Jofre
                                   Vice President, Finance and
                                   Chief Financial Officer

                              Date: November 13, 1998

                              IMPSAT S.A.

                              By:  /s/ Jose Torres
                                   ---------------------------
                                   Jose Torres
                                   Director and
                                   Chief Accounting Officer

                              Date: November 13, 1998