Form 10-K405
period 1998-12-31
IMPSAT CORP
filed 1999-03-31
CIK 1022329

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________________ TO________________

                        COMMISSION FILE NUMBER 333-12977

                               IMPSAT CORPORATION

                                  IMPSAT S.A.

            (EXACT NAME OF REGISTRANTS AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                                     52-1910372

                  ARGENTINA                                                  NOT APPLICABLE
(state or other jurisdiction of incorporation or                   (IRS employer identification number)
                organization)


                           ALFEREZ PAREJA 256 (1107)
                            BUENOS AIRES, ARGENTINA
                                (5411) 4300-4007
  (Address, including zip code, and telephone number, including area code, of registrants' principal executive offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

                                                                             NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                                              ON WHICH REGISTERED
             -------------------                                          ---------------------------

----------------------------------------------                   ----------------------------------------------


----------------------------------------------                   ----------------------------------------------

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

  As of December 31, 1998, IMPSAT Corporation had 100,792,640 shares of Common Stock, $1.00 Par Value, and 25,000 shares of Series A Convertible Preferred Stock, liquidation preference $5,400 per share, outstanding.

                                                          TABLE OF CONTENTS
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
   ITEM 1.  BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
   ITEM 2.  PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
   ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS . . . . . . . . . . . . . . . . . . .  13
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
   ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . . . . . .  13
   ITEM 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
   THE COMPANY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
   IMPSAT ARGENTINA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . .  16
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK  . . . . . . . . . . . . . . .  29
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . . . .  29
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  . .  29
PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
   ITEM 10.  DIRECTORS AND OFFICERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
   ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . . . .  37
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . . .  38
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K . . . . . . . . . . . .  41
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42
POWER OF ATTORNEY . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44
EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  45

                         -----------------------------

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

                         -----------------------------

The terms VSAT(R), Dataplus(R), Teledatos(R), Regional Teleport(R), Difusat(R), Interplus(R), Global Fax(R), Minidat(R), Conexia(R) and Telecampus(R) are service marks or trademarks of the Company or its subsidiaries that are registered or otherwise protected under the laws of various jurisdictions.

                                     PART I


ITEM 1.  BUSINESS

         GENERAL

  The Company is a leading provider of private telecommunications network services in Latin America. The Company offers tailor-made integrated telecommunications solutions, with an emphasis on data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. The Company currently has operations in Argentina, Colombia, Venezuela, Ecuador, Mexico, Brazil and the United States.

  Services are provided through the Company's advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links, and leased satellite and fiber optic links. The Company believes that it operates the largest shared hub VSAT network in Latin America, with 3,639 VSAT microstations installed as of December 31, 1998. In addition, the Company operates 18 teleports located in seven countries and 12 microwave and fiber optic metropolitan area networks ("MANs") in 12 cities.

  The Company has grown rapidly since the commencement of its operations in Argentina in 1990. Its business customer base has expanded from 125 customers in two countries as of December 31, 1992 to 1,467 customers in seven countries as of December 31, 1998. From 1992 to 1998, total revenues on a consolidated basis have grown from $20.5 million to $208.1 million, EBITDA (as defined) has grown from $7.9 million to $63.8 million and property, plant and equipment have grown from $47.9 million to $330.7 million.

  The Company expects continued growth in the demand for private telecommunications network services in Latin America and anticipates that the proportionate share of data transmission services will increase more rapidly than the overall telecommunications sector, as has been the case in the United States. Continued deregulation of the telecommunications markets in the region should lead to substantial growth in the telecommunications sector, which historically has grown less rapidly compared with that of more developed countries. Future economic growth and integration in Latin America is expected to add to the demand for telecommunications services in the region and support greater opportunities for expansion of the Company's regional presence. During 1998, a number of the Latin American countries in which the Company has operations experienced economic contractions, currency devaluations and other difficulties. Nevertheless, the Company believes that the Latin American region will return to a period of economic stability or growth in future years. The Company believes that its pan-Latin American presence distinguishes it from its competitors and is a key element in its ability to satisfy a need in Latin America for "one-stop shopping" in private telecommunications network services. In addition, upon further deregulation of the telecommunications markets in Latin America, the Company may consider expansion into new services for its business customers, including switched international, domestic long distance and local services.

  The Company is a privately-held corporation. Nevasa Holdings Limited ("Nevasa"), which owns 100% of the common stock of the Company ("Common Stock"), is a holding company controlled largely by the Pescarmona group (a prominent Argentine industrial group); by Mr. Roberto Vivo, Deputy Chief Executive Officer of IMPSAT Corporation; and by Mr. Ricardo Verdaguer, President and Chief Executive Officer of IMPSAT Corporation. In addition, 100% of the issued and outstanding shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") of the Company is owned by Princes Gate Investors II, L.P. ("Princes Gate") and Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. ("MSGEM"), two private equity funds that are affiliates of Morgan Stanley Dean Witter, and certain other investors affiliated with Princes Gate and MSGEM (Princes Gate, MSGEM and such other investors being hereinafter referred to as the "Morgan Stanley Investors").

  The Company's operations commenced in Argentina in 1990 under the name IMPSAT S.A. ("IMPSAT Argentina"). The Company began operations outside of Argentina with the establishment of IMPSAT S.A. ("IMPSAT Colombia") in 1991 and the establishment of Telecomunicaciones IMPSAT S.A. ("IMPSAT Venezuela") in 1992. New operating subsidiaries were created in Ecuador (IMPSATEL del Ecuador S.A., hereinafter, "IMPSAT Ecuador") and Mexico (IMPSAT, S.A. de C.V., hereinafter, "IMPSAT Mexico") in 1994 and in the United States (IMPSAT USA, Inc., hereinafter, "IMPSAT USA") in 1995. On June 1, 1998, the Company acquired from Nevasa, the Company's parent, 99.9% of the capital stock of IMPSAT Comunicacges Ltda. ("IMPSAT Brazil"), a Brazilian company. On May 28, 1998, the Company purchased a 58.5% interest in Mandic BBS Planejamento e Informatica S.A. ("Mandic S.A."), a Brazilian internet access provider, and acquired a further 16.6% interest in Mandic S.A. on November 5, 1998.

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

  The principal services offered by the Company described below are identified by their service marks:

  VSAT. VSAT is a digital information transmission service which permits communications between and among many remote locations and a central location via satellite and a central earth station, known as a Teleport. Teleports are currently located in Buenos Aires, Argentina; Bogota, Colombia; Caracas, Venezuela; Quito, Ecuador; Mexico City, Mexico; and Florida, United States. In addition to the Teleport in Fort Lauderdale, Florida, which commenced operations in January 1999, IMPSAT USA operates leased teleport facilities in New Jersey. VSAT generates the largest share of the Company's revenues from services, accounting for approximately 35.7% and 27.3% of such revenues during 1997 and 1998, respectively. As of December 31, 1998, the Company had 3,639 VSAT microstations installed.

  Dataplus. Dataplus is a high capacity digital information transmission ("SCPC") service designed for customers that require speedy transmission of large quantities of information between relatively few fixed locations. Dataplus is the second most significant of the Company's private telecommunications network service offerings in terms of revenue generation. Dataplus accounted for approximately 23.3% and 22.0% of the Company's revenues from services in 1997 and 1998, respectively. At December 31, 1998, the Company had a total of 1,161 Dataplus earth stations installed.

  Teledatos Networks. Teledatos Networks are microwave and/or fiber optic cable Metropolitan Area Networks ("MANs"). The Company's first Teledatos network was established in Buenos Aires, Argentina in 1990. Other Teledatos networks now exist in Cordoba, Mendoza, Rosario, Mar del Plata and Tucuman, Argentina; Bogota, Medellin and Cali, Colombia; Caracas, Venezuela; and Curitiba and Sao Paulo, Brazil. At December 31, 1998, there were a total of 7,671 connections in service on the Teledatos networks.

  Regional Teleports. Regional Teleports are earth stations linking smaller MANs outside a country's capital to the Teleport in that country via satellite. The first Regional Teleport was established in Mendoza, Argentina in 1991, and the Company now has Regional Teleports in Cordoba, Rosario, Tucuman, Mar del Plata and Neuquen in Argentina; Medellin, Cali and Barranquilla in Colombia; Guayaquil, Ecuador; and Curitiba and Sao Paulo, Brazil. Customers are connected to a Regional Teleport through one of the Company's MANs or satellite links.

  Difusat. Difusat is the Company's unidirectional Teleport-to-VSAT broadcast service whereby a signal received by a Teleport is transmitted to multiple locations. The source of the information to be broadcast is generally connected to the Teleport through a Teledatos network. The Teleport transmits the information to the receive-only VSAT receptors via satellite. At December 31, 1998, the Company had installed 444 Difusat microstations.

  Interplus. Interplus is the brand name for the Company's international private line service which utilizes a combination of fiber optic, microwave or SCPC satellite circuits to provide a dedicated telecommunications link between customer locations in different countries. The Company currently provides international integrated data, voice and video transmission services between and among twenty countries - Brazil, Bolivia, Colombia, Chile, Costa Rica, Curacao, Bonaire, Ecuador, El Salvador, Honduras, Jamaica, Mexico, Nicaragua, Panama, Paraguay, Peru, Trinidad & Tobago, Uruguay, Venezuela and the United States - through Interplus. International private line services such as Interplus are traditionally provided by local carriers in each country acting as correspondents and establishing dedicated telecommunications links between their facilities. Due to its widespread operational presence in Latin America, the Company is often able to offer its Interplus service using its own facilities and personnel at both ends of the private line circuit. To date, the Company has signed Interplus correspondent agreements with carriers in Chile, Costa Rica, El Salvador, Nicaragua, Paraguay, Uruguay and Trinidad & Tobago.

  Internet Access. Since the Company commenced offering its Internet access service in March 1996, the Company has experienced significant growth in this service. This growth has been significantly enhanced by the Company's acquisition of Mandic S.A., the third largest Internet service provider in Brazil. At December 31, 1998, Mandic S.A. had 48,603 individual customers, revenues of $8.3 million (since its May 1998 acquisition by the Company) and Internet access points in 23 Brazilian cities.

  The Company recorded approximately $21.1 million in revenues from Internet access services during 1998 (including Internet access revenues generated by Mandic S.A. since its acquisition by the Company). In addition to the Mandic S.A. acquisition, the Company has taken a number of actions regarding its expansion as a regional Internet access provider of dedicated and dial-up connections between Latin America and the United States Internet backbone. The Company directly markets Internet access services to retail customers in Argentina, Colombia, Venezuela and Ecuador. The Company intends to offer Internet access services to new and existing customers, including universities, institutions, governmental agencies and corporations. Services offered include high-speed ISDN (integrated services digital network) communications capability and frame relay connectivity, access software, worldwide web browser, electronic mail, electronic commerce network and worldwide web site implementation and maintenance. In providing Internet access services, the Company utilizes Interplus links between its Teleports in Latin America and IMPSAT USA's teleport facilities in Florida and New Jersey, which then provide connections to the United States Internet backbone through MCI WorldCom, Sprint Corporation, Intermedia Communications and UUNET.

  At December 31, 1998, the Company (including Mandic S.A.) had 79,441 dial-up Internet access retail customers and 252 dedicated Internet access corporate customers. In the future, the Company plans to expand its Internet access service to include Intranet (private telecommunications within a company via Internet) and Extranet (private telecommunications between a company's Intranet and selected persons outside the company via Internet).

  Global Fax. Global Fax is a fax store and forward service which receives facsimile transmissions from customers, temporarily stores the data and then retransmits it to designated addressees. In Argentina, as of December 31, 1998, the Company had 445 customers for this service and was handling approximately 182,363 transmission minutes per month.

  Newer Services. The Company works closely with its suppliers to keep abreast of new technologies and evaluates its technology requirements to remain among the most technologically advanced digital information transmission providers in Latin America. While the Company relies on its suppliers for hardware and software upgrades, it devotes significant attention to the identification and commercialization of new services to meet the changing needs of Latin American businesses. The principal services and products more recently developed and commercialized by the Company include Minidat, Conexia and Telecampus.

  Minidat represents a lower cost alternative for satellite digital information transmission for a category of customers that maintain a large quantity of transmission points but require a lower volume usage of satellite capacity than is provided by VSAT. Minidat was established to meet the data transmission requirements of customers operating point of sales systems, automated teller machines, lottery ticket sales, reservation systems, wholesaler and inventory control and management systems and entertainment facilities (sports arenas, theaters, etc.). Minidat utilizes USATs (ultra small aperture terminals), which tend to be about half the size of VSATs, at customer locations. The Company's Minidat service is provided at lower monthly fee than its VSAT services. The Company provides its Minidat customers with two pricing options, one in which the customer purchases the remote terminals required to deliver the service and is charged a basic monthly fee and one in which the Company provides the equipment (as is the case for the Company's VSAT and Dataplus services) with the customer paying a higher monthly fee. As of December 31, 1998, the Company's total installations of Minidat microstations had grown to 763 from 119 at December 31, 1997. The Company expects demand for its Minidat services to continue to grow during 1999.

  Conexia serves the private electronic transaction requirements of customers such as health management organizations (HMOs). Through the Conexia service, HMO customers are able to communicate patient billing, identification, insurance eligibility and certain medical history information among their different operating locations (laboratories, supply facilities, clinics and hospitals) in a real time environment, thereby increasing the efficiency of the operations. In order to provide the Conexia service, IMPSAT Argentina has created a dedicated computer center and customer service unit at its Buenos Aires Teleport facility. Authorized access to centralized information via Conexia is accomplished by a magnetic card carried by patients covered by affiliated health plans. In each operating location (e.g., clinics or hospitals), point of sale ("POS") terminals designed in accordance with the Company's specifications are installed. The Company currently has three Conexia customers in Argentina, the Organization of National Civil Personnel ("OSPCN"); the Organization of Direct Services to Executives ("OSDE"); and Hospital Italiano. OSPCN provides HMO coverage to Argentina's workforce of public servants. OSDE is a major Argentine private HMO. Hospital Italiano is a private hospital located in Buenos Aires, Argentina that also offers HMO services and, in connection with such HMO services, utilizes the Company's Conexia services. The Conexia service provided to OSPCN by the Company consists of 2,200 installed POS terminals throughout the Buenos Aires metropolitan area and its suburbs. OSDE and Hospital Italiano receive the Company's Conexia service through 184 and 87 installed POS terminals, respectively.

  Telecampus involves the use of video teleconferencing, including interactive teleconferencing for long-distance educational and training purposes. The Company contemplates that such services would be provided to governmental, educational, national and international businesses that desire to utilize interactive teleconferencing for educational, training and conferencing purposes. Telecampus may be accessed via VSAT or Dataplus. The Company currently has four Telecampus customers, the Argentine Institute of Computers ("IAC"), Universidad Satelital Latino Americana ("UNSAT"), Propuesta Pedagogica S.A., and Universidad Blas Pascal.

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

  IMPSAT 2000. The Company announced in September 1998 plans to construct a broadband network throughout the principal countries in Latin America. The program, which the Company has designated as "IMPSAT 2000" is aimed at developing the Latin American informational highway. Upon its full development and implementation, IMPSAT 2000 would provide a fiber optic link among the major urban and surrounding cities in many of the Latin American countries that the Company currently serves. By integrating the planned IMPSAT 2000 fiber optic network with its existing fiber optic networks in Argentina and Colombia as well as its current and planned wireless MANs and access to undersea cables, the Company seeks to connect all major Latin American cities offering transmission services never before available in the region. IMPSAT 2000 would enable the Company to provide a greater array of services for its business customers, including switched international, domestic long distance and local services, upon the deregulation of the telecommunications markets in the countries in which it operates. The Company is currently in the process of receiving tenders of bids from vendors, suppliers and engineers in connection with IMPSAT 2000.

  The following table shows the Company's revenue breakdown by service for the years ended December 31, 1996, 1997 and 1998:


                                                              YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------
               SERVICE                          1996                      1997                         1998
               -------              -------------------------   -------------------------   ------------------------
                                                                  ($ IN THOUSANDS)
        VSAT  . . . . . .             $  55,680       43.4%       $  57,420       35.7%      $  56,739          27.3%
        Dataplus  . . . .                29,962        23.3          37,603        23.3         45,714           22.0
        Interplus . . . .                 4,457         3.5          11,400         7.1         20,587            9.9
        Internet  . . . .                 1,267         1.0           7,850         4.9         21,069           10.1
        Other (1) . . . .                37,027        28.8          46,792        29.1         63,980           30.7
                                        -------      ------         -------      ------        -------         ------

        Total . . . . . .            $  128,393        100%      $  161,065        100%     $  208,089           100%
                                        =======        ====         =======        ====        =======           ====

-----------------------------------

(1) The figure for "Other" includes revenues from Teledatos networks, Regional Teleports, Difusat, Global Fax, Minidat, Conexia, Telecampus and equipment sales.

CUSTOMERS

  The Company's customers consist of major governmental agencies, financial institutions and leading national and multinational corporations and private sector companies, including YPF, Royal Dutch Shell, Banco de Galicia y Buenos Aires, Siemens and Reuters. During 1998, the Company's ten largest customers accounted for approximately 17.3% of the Company's revenues. The percentage of revenues represented by the Company's ten largest customers for 1997 was approximately 18.1%.

  The Company's ten largest customers as of December 31, 1998 were: Gobierno de la Provincia de Buenos Aires, the local government of the province of Buenos Aires; Banco de la Nacion Argentina ("BNA"), a state-owned bank and the largest bank in Argentina, with over 500 branches throughout Argentina; Banco de Galicia y Buenos Aires S.A., a private bank with more than 180 branches in Argentina; Yacimientos Petroliferos Fiscales Sociedad Anonima ("YPF"), which is engaged in hydrocarbon exploitation and is one of the largest companies in Argentina; BanColombia S.A., a private bank headquartered in Bogota, Colombia and the largest commercial bank in Colombia; Integrated Services International, a telecommunications services company based in Florida, United States; Perez Companc S.A., an Argentine energy conglomerate; SECAB, the administrator of government funds for Colombia's National Learning Service; The Mercer Management Group, Inc., a management consulting firm; and Concasa, one of Colombia's largest savings and loan corporations.

  The Company contract to provide private telecommunications network services to Direccion General Impositiva ("DGI"), the Argentine tax and revenue authority, which was the Company's seventh largest customer in 1997, expired in the third quarter of 1998, and was not renewed. The contract to provide DGI with private telecommunications network services has been awarded to a consortium that includes Startel S.A. ("Startel"). Startel is the joint venture company for data transmission services owned 50% each by Telecom Argentina Stet-France Telecom S.A. ("Telecom Argentina") and Telefonica de Argentina S.A. ("Telefonica"), the monopoly public telephony operators in northern and southern Argentina, respectively. Until the consortium assumes responsibility for the contract with DGI, IMPSAT Argentina is rendering private telecommunications network services to DGI generating monthly revenues of $140,000. IMPSAT Argentina recorded $1.7 million in revenues from its contract with DGI during 1998.

  As of December 31, 1998, the Company's newest operating subsidiary, IMPSAT Brazil, was providing private network telecommunications services in Brazil to a total of 48 business customers, including Shell do Brasil S.A., Confederacao Nacional de Industrias ("CNI"), Radio Record S.A., Sony Music Entertainment, and Banco HSBC Bamerindus, through a total of 34 Dataplus and 9 Interplus earth stations and the outsourcing of a 200 VSAT microstation network for Banco HSBC Bamerindus.

  The following table sets forth the Company's customers by country as of the dates indicated(1):


                      NUMBER OF CUSTOMERS
                       AS OF DECEMBER 31,
        -----------------------------------------------
        COUNTRY                   1997          1998
        -------                   ----          ----
        Argentina . . .              439            490
        Colombia  . . .              524            602
        Venezuela . . .              102            140
        Ecuador . . . .               96            134
        Mexico  . . . .               16             28
        USA . . . . . .               15             25
        Brazil  . . . .               --             48
                                   -----         ------
        Total . . . . .            1,192          1,467
                                   =====         ======

--------------------------------------
(1) Totals presented do not include customers from the Company's other services such as Global Fax, Internet, Minidat and Connexia.

SALES, MARKETING AND CUSTOMER SERVICE

  The Company applies an integrated approach to its sales, marketing and customer service functions. The Company's sales, marketing and customer service professionals are organized into a number of service teams, each comprised of up to twelve persons and including individuals with backgrounds in and responsibilities for marketing, operations, engineering, maintenance, customer service and administration. Each team is jointly responsible for all aspects of a particular customer's or a group of customers' relationship with the Company.

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

  In addition to its salaried sales and marketing personnel, the Company often utilizes the services of third party sales representatives to assist in generating sales and managing the contract process between the Company and potential customers. Such third parties typically receive a commission and royalties from the Company based on the value of the contract signed. To date the practice of utilizing third party sales representatives in connection with the generation and servicing of customer contracts has been employed predominantly in the case of IMPSAT Argentina, although third party sales representatives also have been utilized in connection with the Company's customer generation in Colombia, Venezuela, Ecuador and Mexico. With respect to the other countries in which the Company currently operates, the Company principally has utilized its own sales force for the generation and servicing of customer contracts. The Company anticipates that it will continue to utilize such third party sales representatives primarily in connection with its operations in Argentina. As of December 31, 1998, of IMPSAT Argentina's total customer base of 490, IMPSAT Argentina had entered into contracts with third party sales representatives for approximately 10.41% of its customer contracts, including a number of its largest contracts. The financial terms of IMPSAT Argentina's contracts with the third party sales representatives vary based on the customers involved and the particular assistance provided by the representatives. Commissions paid by IMPSAT Argentina to third party sales representatives totaled approximately 5.6 % of IMPSAT Argentina's total revenues for 1998.

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

  Regarding the first group of competitors, the Company's further expansion into the integrated private telecommunications network systems market, along with continued deregulation of the telecommunications industry in Latin America, will bring the Company into greater competition with the PTOs. A number of PTOs in the countries in which the Company operates have established and marketed "large customer" or "grand user" business teams in an attempt to provide dedicated services to the type of customer that represents the Company's most significant targeted market. The Company believes that by establishing itself as a reliable, high-quality provider of private telecommunications network systems it will be able to maintain its current customers and successfully attract new customers. The Company will consider strategic alliances and other cooperative ventures with the PTOs in the area of private telecommunications network services to take advantage of each partner's relative strengths.

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

  The third category of competitors consists of companies that do not sell data transmission services, but merely supply the equipment necessary for a customer to establish and maintain its own private telecommunications network. The Company believes that, with respect to this category of competitors, the Company possesses significant competitive advantages by providing comprehensive telecommunications services that offer the benefits of a private network while freeing the customers from the burdens of operating and maintaining the network.

  While the PTOs and international telecommunications carriers have in the past focused on local and long distance telephony services, in the future they may focus on the private telecommunications network systems segment of the telecommunications market. Such entities have significantly greater financial and other resources than the Company, including greater access to financing, and may be able to subsidize their private telecommunications network businesses with revenues from public telephony. More recently, global alliances have been formed by major telecommunications carriers as deregulation in Latin America and elsewhere opens new market opportunities. For example, Telefonica SA of Spain and MCI WorldCom have announced the formation of an alliance to cooperate in Latin America and elsewhere, through joint ventures and equity holdings in each other's subsidiaries. The Company believes that increased competition in the coming years will affect its pricing policies. There can be no assurance that such greater competition will not adversely affect the Company's financial condition or results of operations.

  In addition, there can be no assurance that competing technologies will not become available that will adversely affect the Company's position, although the Company believes that it has the flexibility to act quickly to take advantage of any significant technological development. For example, new technologies such as asynchronous digital subscriber line technology (ADSL) can significantly enhance the speed of traditional copper lines. Such technologies could enable the Company's PTO competitors to offer customers new high-speed services without undergoing the expense of replacing their existing twisted-pair copper networks, thereby negating the Company's "last mile" advantage. The Company's private telecommunications services also are likely to face future competition from entities using or proposing to use new or emerging voice and data transmission services or technologies which currently are not widely available in Latin America, such as spaced based systems dedicated to data distribution services, generally known as "Little-LEOs" (low earth orbit satellites) and "Broadband" (Ka-band) systems.

  The Company established operations in Brazil in 1998 and expects to face significant competition in that market. Brazil is by far the largest telecommunications market in Latin America and is expected to attract numerous providers, many of whom may be larger and better financed than the Company. At the end of July 1998, the Brazilian government split Telecomunicacges Brasileras S.A. ("Telebras"), the Brazilian national telecommunications company, into twelve holding companies by region and type of provider, and the twelve companies were privatized. Winning bidders for the twelve operating companies included STET, MCI WorldCom and Telefonica SA. In addition, numerous additional concessions to provide telephony and data transmission services are expected to be granted. Winning bidders and concessionaires are likely also to focus on parts of the Brazilian market beyond those in which they initially obtain a concession. The presence of large carriers in Brazil may negatively affect the Company's prospects in Brazil. As the Brazilian telecommunications sector is further liberalized and deregulated, competition is likely to initially come from current telecommunications service providers in that country, including Empresa Brasileira de Telecomunicacoes S.A. ("Embratel"), Brazil's former state-owned, monopoly long-distance carrier in which MCI WorldCom acquired a 52% interest in July 1998 as part of the Telebras privatization; Promon Eletronica Ltda., one of the largest Brazilian private telecommunications companies and the local partner of Hughes Network Systems for the provision of satellite telecommunications networks; COMSAT do Brazil Ltda.; and GSI Servicos de Informatica Ltda., as well as from other domestic and international entrants. In January 1999, National Grid PLC, a consortium that includes Sprint and France Telecom, S.A., received a concession from the Brazilian government to operate a long-distance service provider; and Global One, the joint venture of Deutsche Telekom AG, France Telecom S.A. and Sprint, has received a license to offer international and domestic telecommunications services to corporations in Brazil. Moreover, other large, well financed international telecommunications carriers may be expected to enter the Brazilian telecommunications market.

  Rates are not regulated in the Company's countries of operation, and the prices for the Company's services are strongly influenced by market forces.
The Company believes that increased competition in the coming years will result in increased pricing pressures. Although the Company to date has not suffered substantial price erosion, the Company has faced and expects to continue to face declining prices and may experience margin pressure in the future as the PTOs in the countries in which the Company has operations modernize their facilities, adapt to a competitive marketplace and place greater emphasis on data communications and as other companies enter the Latin American telecommunications market. These price and margin declines may be accelerated if new competitors enter its markets. The principal barriers to entry for prospective providers of private telecommunications network services such as those offered by the Company are the development of the requisite understanding of customer needs, and the technological and commercial experience and know-how and infrastructure to provide quality services to meet those needs. The Company believes that its operating experience as a pioneer in providing shared hub VSAT services, position as market leader, significant existing network infrastructure in its markets, and ability to offer a diversity of cost-efficient networking solutions, create significant competitive advantages.

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

  Various countries in Latin America have taken initial steps towards deregulation in the telecommunications market during the last few years. Several Latin American countries have completely or partially privatized their national carriers, including Argentina, Brazil, Mexico and Venezuela. Furthermore, some countries have scheduled the demonopolization of their dominant telecommunications providers. For example, Argentina and Venezuela have announced the demonopolization of public telephone services by their PTOs in 2000. The Company believes that this trend toward deregulation, while likely to increase competition, will also present significant opportunities for the Company to expand its private telecommunications network services to, from and within the region, as well as to present opportunities for the Company in areas of telecommunications currently permitted to be conducted only by the PTOs.

EMPLOYEES

  As of December 31, 1998, the Company employed a total of 1,018 persons, of whom 359 were employed by IMPSAT Argentina and 220 were employed by IMPSAT Colombia. The number of employees of the Company has generally increased and is expected to continue to increase as a result of the Company's expansion in the countries in which it operates and into new countries. The Company does not have any long-term employment contracts with any of its employees, including management, and none of its employees are members of any union. The Company believes that its relations with its employees are good.

SATELLITE CAPACITY

  As of December 31, 1998, the Company had a total leased capacity of 792.5 MHz on ten satellites. The Company has satellite leases on the Intelsat 601, 706, 709 and 805 satellites for 0.46 MHz, 105.0 MHz, 256.0 MHz and 72.0 MHz of capacity, respectively. Various amounts of leased capacity on Intelsat 601, 706, 709 and 805 satellites are scheduled to expire from April 1999 through April 2008, respectively. The Company's satellite capacity on the Intelsat satellites is leased both directly by the Company's operating subsidiaries and through subleases with Intelsat participants, such as Argentina's CNC. The Company also has leased 119.0 MHz of capacity on Nahuelsat's Nahuel-1 satellite which will expire in January 2002. The Company has leased 78.0 MHz of leased capacity on PanAmSat's PAS-1 satellite until the end of the useful life of the satellite (estimated to be December 31, 2001). The Company has 72.0 MHz of capacity on PanAmSat's PAS-5 satellite expiring at the end of 2003. The Company also has 23.0 MHz of capacity on Mexico's Solidaridad-II satellite which expires in January 2002. The Company has satellite leases on the New Sky Satellite 806 satellite for
31.0 MHz which expires in 2008. In addition, the Company has leased capacity in Brasilsat for 36.0 MHz, which expires in 2002. The Company's total lease payments for satellite capacity totaled $19.2 million in 1997, and increased to approximately $24.5 million in 1998. The Company will contract for additional leased satellite capacity to the extent that the Company's business so requires. A portion of the Company's satellite capacity is leased by International Satellite Capacity Holding, NG ("ISCH"), a wholly-owned subsidiary of the Company. ISCH's principal function is to lease private satellite capacity from satellite carriers and then sublease such capacity at market rates to the Company's operating subsidiaries as required by those subsidiaries.

RECENT DEVELOPMENT

  On March 11, 1999, the Company entered into a definitive agreement with British Telecommunications plc ("BT") pursuant to which BT would acquire a 20% stake in IMPSAT. Pursuant to the agreements signed among the Company, BT and Nevasa, BT will subscribe for 20,158,528 shares of newly issued Common Stock for a total of $125 million and will purchase 4,031,706 outstanding shares of Common Stock from Nevasa for $25 million, thereby acquiring a minority interest in the Company. These transactions are expected to close in the second quarter of 1999.

ITEM 2.  PROPERTIES

  Teleports. The Company owns and operates Teleports in Buenos Aires, Argentina; Bogota, Colombia; Caracas, Venezuela; Quito, Ecuador; Mexico City, Mexico; and Florida, USA. In addition, IMPSAT USA operates leased teleport facilities in New Jersey.

  Regional Teleports. As of December 31, 1998, the Company was operating a total of 12 Regional Teleports in major cities in Argentina, Colombia, Ecuador and Brazil.

  Teledatos Networks. The Company has fiber optic and microwave MANs in major cities in which it operates for connection with the Teleport or Regional Teleport in such cities. Additionally, the Company manages and operates a fiber optic network covering 186 route miles in Bogota, Colombia, pursuant to a joint venture with Empresa de Telecomunicaciones de Santafe de Bogota, the Colombian PTO that provides local telephone service in the Bogota, Colombia region. The Teledatos networks, which as of December 31, 1998 were operating in a total of 12 cities, permit efficient connection to the Company's Teleports and Regional Teleports.

  The Company also operates in Argentina a high capacity digital microwave circuit that provides voice and data telecommunications links between user sites in Buenos Aires and Mendoza.

  Undersea Fiber Optic Cable Networks. The Company is a member of the Americas-1 and Columbus-II undersea fiber optic cable consortia, and has purchased an initial total of 2 Mbps capacity on both systems for use in its Interplus service. Americas-1, which commenced commercial operation in December 1994, is a 4,960 mile fiber optic cable system connecting Vero Beach, Florida with the U.S. Virgin Islands, Trinidad, Brazil and Venezuela. Americas-1 is owned by a consortium of 64 carriers from 42 countries and plans to extend its links to Curacao and Argentina. Columbus-II, which commenced service in mid-1994 and is owned by 56 telecommunications administrations in 40 countries, links Mexico, the United States, the U.S. Virgin Islands, Spain, Portugal and Italy with about 7,440 miles of fiber optic cable. In addition, the Company has reserved up to 18 Mbps, 4 Mbps and 24 Mbps capacity on the Americas II, Pan American and Arcos I undersea fiber optic cable networks, respectively.

  Pan American, a 7,000 km submarine cable venture among seven companies -- MCI WorldCom, Telefonica del Peru, Telecom Italia, Ecuador's Andinatel and Pacifictel, Venezuela's CANTV and Brazil's Embratel -- began operations in mid-February 1999 and runs between the U.S. Virgin Islands, Aruba, Venezuela, Colombia, Panama, Ecuador, Peru and Chile. The Americas II submarine cable, which is being developed by AT&T, MCI WorldCom, Sprint and 37 other telecommunication companies and other entities, is expected to be in operation in the third quarter of 1999, is an 8,300 km system that will connect St. Croix, Puerto Rico, Curacao, Venezuela and Brazil. Arcos I, an 8,000 km cable system under construction with a planned second quarter 2000 completion date, is expected connect the United States with numerous Caribbean and Latin American nations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  At a special meeting of stockholders, which was held on December 21, 1998, the Company's security holders adopted a proposal to establish, effective December 21, 1998, a benefit plan providing for the grant of stock options, long-term performance incentives and other stock-based awards to officers, employees, consultants and certain affiliates of the Company.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Not Applicable.

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected financial and other data are for the Company on a consolidated basis and separately for IMPSAT Argentina, in each case in accordance with U.S. GAAP. The Company's subsidiaries generally use the U.S. dollar as their functional currency. The Company owns less than a 100% equity interest in certain of its subsidiaries, including a 95.2% equity interest in IMPSAT Argentina, a 74.2% equity interest in IMPSAT Colombia, a 75.0% equity interest in IMPSAT Venezuela and a 99.9% equity interest in IMPSAT Brazil and a 75.1% equity interest in Mandic, S.A.

  The fiscal year of the Company and all of its subsidiaries ends on December
31. IMPSAT Argentina has changed its fiscal year end from November 30 to December 31, effective December 31, 1997. The consolidated statement of operations and other financial and operating data of the Company for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 incorporate IMPSAT Argentina's results for the years ended November 30, 1994, 1995, 1996 and December 31, 1997 and 1998, respectively. The consolidated balance sheet data of the Company as of December 31, 1994, 1995, 1996, 1997 and 1998 incorporate IMPSAT Argentina's balance sheet data as of November 30, 1994, 1995 and 1996 and December 31, 1997 and 1998, respectively.

  On October 20, 1998, Resis Ingenieria S.A. ("Resis") merged into IMPSAT Argentina and ceased to exist. The merger, as is the case for transactions among companies under common control, has been accounted for in a manner similar to the pooling of interests method of accounting, whereby all assets and liabilities have been recorded at their historical carrying amounts and the merger was recorded as if the transaction occurred at the beginning of each period presented.

  The selected financial data for the Company and for IMPSAT Argentina have been derived from the Company's audited consolidated financial statements and IMPSAT Argentina's audited financial statements for the respective years.


THE COMPANY

                                                                       YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                      1994        1995         1996          1997           1998
                                                      ----        ----         ----          ----           ----
                                                                (U.S.$ THOUSANDS, EXCEPT FOR RATIOS)
 STATEMENT OF OPERATIONS DATA:
 Net revenues from  services . . . . . . . . .      $  77,679     $ 105,641    $   128,393    $  161,065    $ 208,089
 Costs and expenses:
    Variable cost of services  . . . . . . . .        (12,770)      (18,818)       (21,494)      (27,333)     (36,369)
    Satellite capacity . . . . . . . . . . . .         (7,734)      (10,973)       (13,925)      (19,230)     (24,507)
    Salaries, wages and benefits . . . . . . .        (13,528)      (22,220)       (25,561)      (29,109)     (38,198)
    Selling, general and administrative. . . .        (19,148)      (26,094)       (23,030)      (33,356)     (45,199)
    Depreciation and amortization  . . . . . .        (12,874)      (20,653)       (26,318)      (28,673)     (36,946)
                                                     -------        -------        -------       -------      -------
 Operating income  . . . . . . . . . . . . . .         11,625         6,883         18,065        23,364       26,870
 Other income (expenses):
    Interest expense, net  . . . . . . . . . .         (8,231)      (15,677)       (23,185)      (24,272)     (44,698)
    Net gain (loss) on foreign exchange. . . .          1,352         1,838            910          (276)         675
    Other income (expenses), net . . . . . . .            599           511          1,035          (151)         760
                                                          ---           ---          -----         -----          ---
 Income loss before income taxes and minority
 interest  . . . . . . . . . . . . . . . . . .          5,345        (6,445)        (3,175)       (1,335)     (16,393)
 Benefit from (provision for) income taxes . .          3,155           740         (3,542)       (5,263)      (3,805)
                                                        -----           ---        -------        ------       ------
 (Loss) income before cumulative effect and
 minority interest . . . . . . . . . . . . . .          8,500        (5,705)        (6,717)       (6,598)     (20,198)
 Cumulative effect of change in accounting
 principle, net of tax . . . . . . . . . . . .             --            --             --            --       (1,269)
 Income attributable to minority interest. . .         (5,464)       (1,712)        (1,766)         (993)      (2,502)
                                                       ------        ------         ------          ----       ------
 Dividends on redeemable preferred stock . . .             --            --             --            --      (10,018)
                                                    ---------    ----------    -----------    ----------    ---------
 Net (loss) income attributable to common
 shareholders  . . . . . . . . . . . . . . . .      $  (3,036)    $   7,417    $    (8,483)   $   (7,591)   $ (34,513)
                                                    =========    ==========     ==========     =========    =========
 OTHER FINANCIAL DATA:
 EBITDA (1)  . . . . . . . . . . . . . . . . .      $  24,499     $  27,536    $    44,383    $   52,037    $  63,816
 Ratio of earnings to fixed charges (2). . . .          1.38x            --             --            --           --
 Ratio of EBITDA to interest expense . . . . .          2.90x         1.67x          1.76x         1.99x    $   1.20x

                                                                            AS OF DECEMBER 31,
                                                     -----------------------------------------------------------------
                                                        1994          1995            1996         1997        1998
                                                        ----          ----            ----         ----        ----
                                                               (U.S.$ THOUSANDS, EXCEPT FOR OPERATING DATA)
        BALANCE SHEET DATA:
        Cash and cash equivalents . . . . . .        $ 32,135       $  6,216        $ 28,895     $ 10,439    $  90,021
        Total current assets .. . . . . . . .          57,948         36,906          68,304       65,015      159,099
        Net property, plant and equipment . .         152,909        199,701         227,086      255,422      330,726
        Total assets  . . . . . . . . . . . .         222,684        249,095         315,230      339,916      527,218
        Total current liabilities . . . . . .          68,984        128,813          78,126      103,438       97,910
        Total short-term debt and current
        portion of  long-term debt. . . . . .          48,047         97,510          42,874       60,375       40,400
        Total long-term debt, net . . . . . .          59,437         30,200         156,230      159,677      379,292
        Minority interest . . . . . . . . . .          24,893         28,476          30,242       10,398        3,446
        Redeemable preferred stock  . . . . .              --             --              --           --      135,018
        Stockholders' equity (deficit). . . .          62,780         55,363          46,880       63,389     (101,519)

                                                                            AS OF DECEMBER 31,
                                                    --------------------------------------------------------------------
                                                         1994          1995           1996        1997          1998
                                                         ----          ----           ----        ----          ----
        OPERATING DATA:
        VSAT microstations installed. . . . .           1,925          2,841           3,476        3,585        3,639
        Dataplus earth stations installed . .             271            443             704          908        1,161
        Satellites linked . . . . . . . . . .               4              4               6            6           10
        Leased satellite capacity (MHz) . . .           128.4          198.3           253.0        412.6        792.5
        Teleports . . . . . . . . . . . . . .               3              4               5            5            6
        Regional Teleports  . . . . . . . . .               9             10              10           10           12
        Teledatos Networks  . . . . . . . . .              12             12              12           12           12
        Customers . . . . . . . . . . . . . .             445            656             907        1,192        1,467

IMPSAT ARGENTINA

                                                                    YEAR ENDED                    MONTH ENDED     YEAR ENDED
                                                   --------------------------------------------   -----------     ----------
                                                                   NOVEMBER 30,                   DECEMBER 31,   DECEMBER 31,
                                                   --------------------------------------------   ------------   ------------
                                                      1994          1995       1996        1997         1997         1998
                                                      ----          ----       ----        ----         ----         ----
                                                                 (U.S.$ THOUSANDS, EXCEPT FOR RATIOS)
STATEMENT OF OPERATIONS DATA:
Net revenues from services .....................   $ 63,999    $ 80,346     $ 87,093     $ 91,641     $ 8,130      $100,541
Costs and expenses:
   Variable cost of services.....................   (11,040)    (11,083)     (14,695)     (14,606)     (1,590)      (17,919)
   Satellite capacity ...........................    (5,902)     (8,358)      (9,503)      (9,614)       (944)      (10,629)
   Salaries, wages and benefits .................    (9,567)    (15,735)     (15,799)     (15,823)     (1,086)      (16,342)
   Selling, general and administrative...........   (12,885)    (20,950)     (13,167)     (20,905)     (1,045)      (20,357)
   Depreciation and amortization.................   (10,719)    (16,117)     (18,970)     (18,033)     (1,562)      (20,515)
                                                    --------    --------     --------     --------     -------      --------
Operating income.................................    13,886       9,917       14,959       12,660       1,903        14,779
Other income (expenses):
   Interest expense, net.........................    (4,556)    (10,404)     (12,527)     (12,617)       (976)      (12,801)
   Other income, net.............................       (83)        506          624            9           4            16
                                                    --------    --------     --------     --------     -------      --------
Income before income taxes and minority
interest.........................................     9,247          19        3,056           52         931         1,994
Benefit from (provision for) income taxes .......     3,220          --       (3,963)      (3,247)       (311)           --
                                                    --------    --------     --------     --------     -------      --------
Income before minority Interest .................    12,467          19         (907)      (3,195)        620         1,994

(Income) loss attributable to minority interest .        (3)          6            3           --          --            --
                                                    --------    --------     --------     --------     -------      --------
Net income.......................................  $ 12,464    $     25     $   (904)    $ (3,195)    $   620      $  1,994
                                                    ========    ========     ========     ========     =======      ========
OTHER FINANCIAL DATA:
EBITDA(1) .......................................  $ 24,605    $ 26,034     $ 33,929     $ 30,693     $ 3,465        35,294
Ratio of earnings to fixed charges(2) ...........      2.92x         --          1.2x        1.03x       1.95x         1.05x
Ratio of EBITDA to interest expense .............      5.17x       2.60x         3.2x         2.3x        3.4x          2.4x

                                                    AS OF NOVEMBER 30,                 AS OF DECEMBER 31,
                                       --------------------------------------------  --------------------
                                         1994        1995         1996       1997       1997        1998
                                         ----        ----         ----       ----       ----        ----
                                                   (U.S.$ THOUSANDS, EXCEPT FOR OPERATING DATA)
BALANCE SHEET DATA:
Cash and cash equivalents . . . .      $     514  $  1,712     $   1,882   $  5,843  $    6,169  $   13,489
Total current assets  . . . . . .         22,169    20,368        28,823     38,147      40,475      50,810
Net property, plant and equipment        118,024   140,588       143,430    148,786     147,431     167,653
Total assets  . . . . . . . . . .        144,504   167,747       174,239    196,850     197,820     234,844
Total current liabilities . . . .         54,331   103,527        45,038     71,999      72,771     168,015
Total short-term debt and current         37,275    70,998        25,512     40,570      43,644      77,694
portion of long-term debt . . . .
Total long-term debt, net . . . .         39,609    14,949         4,270     63,338      63,029       1,802
Long-term advances from parent                --        --        69,719         --          --          --
company . . . . . . . . . . . . .
Minority interest . . . . . . . .              9         3            --         --          --          --
Stockholders' equity  . . . . . .         43,964    49,268        51,457     60,017      60,637      63,542

                                                                 AS OF NOVEMBER 30,      AS OF DECEMBER 31,
                                                                 ------------------      ------------------
                                       1994          1995        1996        1997       1997        1998
                                       ----          ----        ----        ----       ----        ----
OPERATING DATA:
VSAT microstations installed  . .        1,462       1,951      2,111       2,446       2,446         2,401
Dataplus earth stations installed          236         355        398         465         465           513
Satellites linked . . . . . . . .            4           4          6           5           5             5
Leased satellite capacity (MHz) .         96.0       148.0      148.0       186.6       186.6         405.8
Regional Teleports  . . . . . . .            6           6          6           6           6             6
Teledatos Networks  . . . . . . .            7           7          7           7           7             7
Customers . . . . . . . . . . . .          292         319        358         436         439           490

-----------------------

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

(2) The ratio of earnings to fixed charges is computed by dividing operating income before fixed charges (other than capitalized interest), by fixed charges. Fixed charges consist of interest charges and amortization of debt expense and discount or premium related to indebtedness. Earnings of the Company were insufficient to cover fixed charges by approximately $9.6 million, $7.1 million, $2.2 million and $22.5 million, for the years ended December 31, 1995, 1996, 1997 and 1998, respectively. Earnings of IMPSAT Argentina were insufficient to cover fixed charges by approximately $0.5 million for the year ended November 30, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

  Forward Looking Statements. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based upon current expectations, and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the effect of changing economic conditions in the countries in which the Company operates, business conditions and growth in the telecommunications industry in Latin America, the Company's ability to maintain its lending arrangements, or if necessary, access additional sources of capital and accurately forecast capital requirements, new technological developments, changes in tax and other governmental rules and regulations applicable to the Company, changes in the competitive environment in which the Company operates, and dependence on key management. Certain of these factors are described in the description of the Company's business, operations and financial condition contained in this Report and in the "Risk Factors" section of the Company's final prospectus dated September 29, 1998, as filed with the U.S. Securities and Exchange Commission. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results (expressed or implied) will not be realized.

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

  The Company recently has experienced, and anticipates that it will continue to experience, downward pressure on its prices as it continues to expand its customer base and as competition for private telecommunications network services grows. In addition, as the Company's business in a particular country matures, its rate of growth in that country tends to slow. In particular, this has occurred in Argentina and, to a lesser extent, in Colombia. To compensate for slower growth in maturing markets, the Company seeks to expand into new countries and to provide new services.

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

  Currency Risks. The Company's contracts with its customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate at the time of invoicing between the local currency and the U.S. dollar. Accordingly, inflationary pressures on local economies in the Company's countries of operations did not have a direct effect on the Company's revenues during 1998. Inflation has in the past, and could in the future, adversely affect the economies of certain of the Company's countries of operations by, among other things, increasing the cost of local capital and capital inflows from the United States and elsewhere. Moreover, given that the exchange rate is generally set at the date of invoicing and that the Company in some cases experiences substantial delays in collecting receivables, it is exposed to exchange rate risk. Furthermore, pursuant to Brazilian law, the Company's contracts with customers in Brazil cannot be linked to the exchange rate between the Brazilian real and the U.S. dollar. The Company's expansion in Brazil therefore will increase the Company's exposure to exchange rate risks.

  During the second week of January 1999, the Central Bank of Brazil introduced changes in its exchange rate policies. These changes eliminated the exchange rate band whereby the fluctuation of exchange rates between the Brazilian Real and the U.S. Dollar was managed and permitted the market to freely set the rate of exchange between the Real and the Dollar. The Real has lost approximately 40% of its value in relation to the U.S. dollar as compared to the prevailing exchange rate as of December 31, 1998. Based on the balances of monetary assets and liabilities of the Company denominated in Brazilian Reales at December 31, 1998, the Company estimates that it has realized approximately $3.3 million in foreign exchange losses through the end of February 1999. This loss will be reflected in the first quarter of 1999.

  Ecuador has also experienced a devaluation of its currency, the Sucre, against the U.S. dollar since December 31, 1998. Based on the balances of its monetary assets and liabilities denominated in Sucres at December 31, 1998, the Company estimates that it has realized approximately $74,000 in foreign exchange losses through the end of February 1999. This loss will be reflected in the first quarter of 1999. Ecuador's currency devaluation is symptomatic of an ongoing economic crisis in that country. The economic crisis has been fueled by high levels of inflation, billions of dollars of damage from floods during 1998 and low world prices for oil (Ecuador's major export). In response to the crisis, in early March 1999 the Ecuadorian government announced economic austerity measures and shut down the country's banks to prevent panic withdrawals. These measures spurred a general strike, rioting and the government's declaration of a state of emergency. Further economic decline and social unrest in Ecuador is possible and would have a material adverse effect on the Company's business and results of operations in Ecuador.

  The Company's operations in Brazil and Ecuador will have exposure to further currency exchange risks.

  The continued Asian and Russian economic crises have had an adverse effect on the economies of a number of other Latin American countries, including Colombia, Mexico and Venezuela. Such effects in turn have led to pressures on local interest rates as the countries have adopted monetary policies to attempt to bolster their currencies. Continued pressures on the local currencies in the countries in which the Company operates are likely to have an adverse effect on many of the Company's customers, which could adversely affect the Company. Such events also have had an adverse effect on the ability of the Company and many other entities located in the countries in which the Company currently operates, including certain of its customers, to gain access to the international capital markets for necessary financing and refinancing. Continued closure of international capital sources to emerging market borrowers could have an adverse effect on the Company and many of its customers.

RESULTS OF OPERATIONS

  The following table presents the Company's results of operations as a percentage of revenues:

                                                                 YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------------
                                                     1996                  1997                  1998
                                            ----------------------  ------------------  ---------------------
                                                     (U.S.$ THOUSANDS AND % OF CONSOLIDATED REVENUES)
                                             $128,393    100.0%    $161,065    100.0%     $208,089    100.0%
        Revenues  . . . . . . . . . . .
        Variable costs of services  . .        21,494     16.7       27,333     17.0        36,369     17.5
        Satellite capacity cost . . . .        13,925     10.8       19,230     11.9        24,507     11.8
        Salaries, wages and benefits  .        25,561     19.9       29,109     18.1        38,198     18.4

        Selling, general and
        administrative expenses . . . .        23,030     17.9       33,356     20.7        45,199     21.7
        Depreciation and amortization .        26,318     20.5       28,673     17.8        36,946     17.8
        Interest expense, net . . . . .        23,185     18.1       24,272     15.1        44,698     21.5

        Net gain (loss) on foreign
        exchange  . . . . . . . . . . .           910      0.7         (276)    (0.2)          675      0.3
        Provision for income taxes  . .        (3,542)    (2.8)      (5,263)    (3.3 )      (3,805)    (1.8)
        Net loss  . . . . . . . . . . .        (8,483)    (6.6)      (7,591)    (4.7)      (33,987)   (16.3)


1998 COMPARED TO 1997

  Revenues. Revenues for 1998 totaled $208.1 million compared to $161.1 million for 1997. This represents an increase of $47.0 million (or 29.2%) from revenues for 1997. Revenues at IMPSAT Argentina for 1998 totaled $100.5 million, representing an increase of $8.9 million (or 9.7%) from IMPSAT Argentina's revenues for 1997. This increase was primarily attributable to increased revenues from Internet services, as described below. IMPSAT Argentina's revenues for 1998 include intercompany revenue of $1.5 million relating to certain management services provided by IMPSAT Argentina to the Company's other operating subsidiaries. Prior to October 20, 1998, such management services were provided to the Company's operating subsidiaries by Resis.

  IMPSAT Colombia's revenues for 1998 totaled $59.9 million. This represents an increase of $10.4 million (or 21.0%) from IMPSAT Colombia's revenues for 1997. Revenues at IMPSAT Venezuela totaled $14.9 million for 1998, an increase of $6.3 million (or 72.3%) over IMPSAT Venezuela's revenues for 1997. Revenues at IMPSAT Ecuador totaled $9.8 million for 1998, an increase of $4.3 million (or 78.1%) compared to 1997. The Company's net revenues for 1998 also include revenues of $8.3 million recorded by Mandic S.A. (since its May 1998 acquisition by the Company) and $3.6 million recorded by IMPSAT Brazil. Excluding Internet and Global Fax customers, the Company had a total of 1,467 customers at December 31, 1998, compared to 1,192 customers at December 31, 1997.

  During the latter half of 1998, the Company commenced the development of its operations in Brazil. At December 31, 1998, IMPSAT Brazil had a total of 48 customers, compared to 21 customers at the end of the second quarter of 1998. In October 1998, IMPSAT Brazil entered into a five-year contract to provide private telecommunications network services to Confederacag Nacional da Industria ("CNI"), Brazil's national association of private industrial companies. Upon its full implementation, the CNI contract contemplates monthly revenues to IMPSAT Brazil of $0.7 million. Also in that month, IMPSAT Brazil completed the construction and commenced operation of a Regional Teleport located in Curitiba. The Sao Paulo, Brazil Regional Teleport commenced operation in August 1998.

  The increase in the Company's net revenues for 1998 is derived principally from growth in the Company's services other than its VSAT based service offerings. The Company anticipates that the percentage, and absolute amount, of total revenues represented by non-VSAT based service offerings (i.e., SCPC, value-added and terrestrial services) will continue to grow at a faster rate than its VSAT based service offerings. Revenues from VSAT services during 1998 totaled $56.7 million, a decrease of $0.7 million (or 1.2%) from revenues from VSAT services for the corresponding period in 1997. As a percentage of the Company's net revenues, revenues from VSAT services declined to 27.3% for 1998 from

35.7% for the corresponding period in 1997, reflecting downward pressure on the prices for the Company's VSAT services. Revenues from Dataplus services for 1998 totaled $45.7 million, an increase of $8.1 million, (or 21.6%), compared to Dataplus revenues for 1997. Many of the Company's customers have supplemented or replaced their VSAT services with Dataplus services over time as they have increased the amount of band width required for the private telecommunications network services contracted with the Company, and the Company expects this trend to continue.

  In addition, the Company's revenues from newer service offerings, such as Internet and Minidat, recorded significant increases during 1998. Internet service revenues during 1998 totaled $21.1 million, as compared to $7.9 million for 1997. At December 31, 1998, the Company had in excess of 79,441 retail dial-up access Internet customers and 252 corporate dedicated access Internet customers, compared to 19,057 retail Internet customers and 45 corporate Internet customers at December 31, 1997. Mandic S.A.'s net revenues from Internet services for 1998 (after its acquisition by the Company) totaled $8.3 million. IMPSAT Argentina's net revenues from Internet services for 1998 totaled $6.3 million, an increase of $1.8 million (or 41.4%) compared to 1997. Revenues from Minidat services for 1998 totaled $2.3 million compared to revenues of $17,000 in 1997. At December 31, 1998, the Company had installed 763 Minidat microstations compared to installations of 119 Minidat microstations at December 31, 1997.

  Competitive pressures, including lower pricing, have resulted in relatively flat revenues from Argentina's non-value added service offerings during 1998. IMPSAT Argentina's revenues from VSAT and Dataplus services for 1998 totaled $37.6 million and $23.5 million, respectively, an increase of $1.7 million (or 4.7%) and a decrease of $0.1 million (or 0.6%) compared to 1997.

  As part of net revenues, the Company recorded revenues of $4.7 million from certain equipment sales during 1998, as compared to revenues from such sales of $3.1 million during 1997.

  Variable Cost of Services. The Company's variable cost of services for 1998 totaled $36.4 million, an increase of $9.0 million (or 33.1%) from the Company's variable cost of services for 1997. Of total variable cost of services for 1998, $17.9 million related to the operations of IMPSAT Argentina, and $8.2 million related to the operations of IMPSAT Colombia (compared to variable cost of services of $14.6 million at IMPSAT Argentina and $7.3 million at IMPSAT Colombia for 1997).

  The principal items comprising total variable cost of services are maintenance and installation (including de-installation) costs, and sales commissions paid to third-party sales representatives.

  Maintenance costs for the Company totaled $10.3 million during 1998. This represents an increase of $0.1 million over maintenance costs incurred by the Company for 1997. Maintenance costs include maintenance services contracted by the Company from outside providers and interconnection and access charges incurred by the Company in completing telecommunications through the networks of other telecommunications carriers.

  Installation costs totaled $7.6 million for 1998 compared to $4.7 million for 1997. The Company contracts equipment installation services from outside providers.

  Sales commissions paid to third party sales representatives totaled $6.8 million for 1998. In comparison, sales commissions paid to third party sales representatives totaled $5.7 million for 1997. Sales commissions paid to third-party sales representatives by IMPSAT Argentina totaled $5.6 million for 1998, compared to $5.0 million for 1997. Sales commissions increased during 1998 compared to 1997 as a result of certain new private telecommunications network services contracts that were obtained by the Company during 1998 through the use of third-party sales representatives.

  In addition, the Company incurred costs of equipment sold during 1998 of $3.7 million, as compared with costs of equipment sold during 1997 of $3.1 million.

    Salaries, Wages and Benefits. Salaries, wages and benefits paid by the Company for 1998 totaled $38.2 million, an increase of $9.1 million (or 31.2%) over the Company's expenses for salaries, wages and benefits during 1997. The Company increased salaries, wages and benefits of its personnel to match market rates and increases in cost of living. The increase in salaries, wages and benefits also reflects the acquisitions during the second quarter of 1998 of IMPSAT Brazil and Mandic S.A., which had 107 and 67 employees, respectively, at December 31, 1998. Salaries, wages and benefits paid by the Company with respect to IMPSAT Brazil and Mandic S.A. for 1998 totaled $3.6 million and $1.1 million, respectively. The Company maintained a total of 1,018 employees at December 31, 1998, compared to 748 employees at December 31, 1997. Of the Company's total employees at December 31, 1998, 28 individuals were assigned to the IMPSAT 2000 project. Salaries, wages and benefits for 1998 relating to IMPSAT 2000 totaled $0.5 million.

    IMPSAT Argentina paid salaries, wages and benefits totaling $16.3 million in 1998 compared to $15.8 million during 1997.

    Satellite Capacity Cost. The Company's satellite lease payments for 1998 totaled $24.5 million, an increase of $5.3 million (or 27.4%) over satellite lease payments for 1997. IMPSAT Argentina's satellite lease payments for 1998 totaled $10.6 million, an increase of $1.0 million (or 10.6%) over satellite lease payments for 1997. The Company had approximately 792.5 MHz and 412.6 MHz of leased satellite capacity at December 31, 1998 and 1997, respectively. The expansion of the Company's satellite capacity during 1998 compared to 1997 is attributable primarily to contractually scheduled increases in satellite capacity to match anticipated growth in the total number of Dataplus earth stations to be installed by the Company over time which, because of their greater transmission capacity and bandwidth requirements compared to VSAT, utilize larger amounts of satellite capacity. Increases in the Company's utilization of satellite capacity have not been matched by proportionate increases in revenues from its satellite-based services. As discussed above in "Business - Competition," the Company recently has experienced, and anticipates that it will continue to experience, downward pressure on its prices as it continues to expand its customer base and as competition for private telecommunications network services grows. Upon the renewal and/or expansion of its contracts with existing customers, the prices charged to such customers have generally declined, resulting in a lower revenues per unit of satellite capacity utilized relative to prior years.

    Selling, General and Administrative Expenses. SG&A expenses for the Company consist principally of advertising and promotion costs; provisions for doubtful accounts; fees and other remuneration; travel and entertainment; rent; and plant services, telephone and energy expenses.

    The Company incurred SG&A expenses of $45.2 million for 1998, an increase of $11.8 million (or 35.6%), compared to 1997. The increase in SG&A expenses for 1998 relates principally to an increase in the Company's provision for doubtful accounts as discussed below and SG&A expenses incurred by the two new subsidiaries of the Company, IMPSAT Brazil and Mandic S.A.

    SG&A expenses at IMPSAT Argentina for 1998 totaled $20.4 million, a decrease of $0.5 million (or 2.6%) compared to 1997. SG&A expenses at IMPSAT Brazil and Mandic S.A. for 1998 totaled $5.6 million and $2.2 million, respectively. The Company also incurred SG&A expenses of $1.9 million during 1998 in connection with IMPSAT 2000.

    On a Company-wide basis, the Company recorded a provision for doubtful accounts in 1998 of $5.3 million, compared to a provision of $3.3 million in 1997, as a result of certain payment arrears experienced by certain customers in Argentina, Colombia and Ecuador. Of this amount, IMPSAT Argentina recorded a provision for doubtful accounts during 1998 of $3.5 million, in comparison to a provision for 1997 of $2.7 million. Prior to June 30, 1998, the Company's general policy had been to reserve 30% for accounts receivable in excess of 180 days and less than one year, and 100% of all accounts receivable in excess of 360 days. The Company's current general policy is to reserve 100% for all accounts receivable in excess of 180 days. This policy is not to be applied to a receivable if the president of an operating subsidiary determines that such receivable will be collected within a further 60 days.

    In addition to the general provision discussed in the preceding paragraph, at December 31, 1998, the Company had reserved approximately 51.8% (or $1.2 million) of the total amount due to IMPSAT Argentina with respect to a receivable totaling $2.2 million relating to IBM de Argentina S.A. ("IBM"). The past due receivable (the "IBM Receivable") was recorded for services provided under a subcontract between IMPSAT Argentina and IBM relating to BNA. BNA, a state owned bank and the largest bank in Argentina, is and has been one of the Company's ten largest customers. IBM has filed suit against BNA for amounts due and owing under its direct contract with BNA. IMPSAT Argentina currently has a direct contract with BNA for the provision of private network telecommunications services as to which BNA is generally current.

    The payment of the receivable by BNA to IBM is subject to the approval of the General Auditor of Argentina, which office is conducting an audit of the procedures used by BNA in awarding the contract. During 1997, IMPSAT Argentina conducted negotiations with IBM that resulted in the execution of an agreement between IMPSAT Argentina and IBM contemplating the possible cancellation of the amounts due to IMPSAT Argentina in respect of the IBM receivable in exchange for a payment to IMPSAT Argentina approximately $1.5 million plus VAT in the event that the judge overseeing IBM's suit against BNA authorized IBM's settlement of the amount due to IMPSAT Argentina as not affecting IBM's claims against BNA. The contemplated judicial approval was not received prior to the date established for such authorization in IMPSAT Argentina's agreement with IBM (April 30, 1998), and IBM therefore declined to make the contemplated payment. On December 14, 1998, IMPSAT Argentina filed suit against IBM for amounts due and arising under the IBM Receivable totaling $2.2 million, plus interest on such amounts.

    At December 31, 1998 (excluding (i) the IBM contract discussed above, and
(ii) amounts totaling $8.4 million owed to the Company by Empresa Nacional de Correos y Telegrafos S.A. ("ENCOTESA"), the former Argentine national postal service that was privatized in 1997, under IMPSAT Argentina's contracts with ENCOTESA, see Note 14 to the Company's Consolidated Financial Statements) approximately 11.6% of the Company's gross current trade accounts receivable were past due more than six months but less than one year and approximately 12.4% of gross accounts receivable were past due more than one year.

    The Company's provision for doubtful accounts for 1998 includes a provision of $0.6 million relating to amounts owed to IMPSAT Argentina by VideoCable Comunicaciones S.A. ("VCC") under a contract pursuant to which VCC had agreed to market IMPSAT Argentina's Internet access service to VCC's customers. The VCC agreement was terminated on July 2, 1998. In February 1999, the Company and VCC entered into an agreement for the payment by VCC of $1 million of the total $1.6 million amount outstanding under this terminated contract.

    The increase in the Company's SG&A expenses for 1998 also reflects: (a) increased entertainment, advertising and promotion costs during the period ($7.9 million, representing an increase of $2.7 million, or 53.4%, compared to 1997) relating to: (i) the Company's expansion of its operations into Brazil,
(ii) promotion campaigns for the Company's newer services (Internet, Conexia and Telecampus), (iii) consultant fees relating to the exploration of a new public image for the Company, and (iv) related travel and entertainment expenses; and (b) expenses during the period related to legal, tax and consultancy advice ($7.1 million, compared to $5.2 million for 1997) with respect to the financing and expansion of the Company's operations, including the acquisitions of IMPSAT Brazil and Mandic S.A. and the development of plans for the IMPSAT 2000 network.

    Depreciation and Amortization. The Company's depreciation and amortization for 1998 totaled $36.9 million, representing an increase of $8.3 million (or 28.9%) compared to 1997. Depreciation and amortization for IMPSAT Argentina for 1998, totaled $20.5 million, an increase of $2.5 million (or 13.8%) compared to 1997.

    Interest Expense, Net. The Company's net interest expense for 1998 totaled $44.7 million, consisting of interest expense of $49.4 million and interest income of $4.7 million. Net interest expense for 1998 increased $20.4 million (or 84.2%) from net interest expense for 1997. IMPSAT Argentina's net interest expense for 1998 totaled $12.8 million ($6.0 million after eliminating intercompany items). In comparison, IMPSAT Argentina's net interest expense for 1997 totaled $12.6 million ($2.6 million after eliminating intercompany items). Net interest expense at IMPSAT Colombia for 1998 totaled $10.3 million ($8.5 million after eliminating intercompany items). In comparison, IMPSAT Colombia's net interest expense for 1997 totaled $7.8 million ($4.5 million after eliminating intercompany items). Interest expense with respect to intercompany loans are eliminated in the Company's Consolidated Statement of Operations.

    The increase in net interest expense is primarily attributable to the increased indebtedness of the Company, which grew from $220.1 million as of December 31, 1997 to $419.7 million as of December 31, 1998. Such increased indebtedness of the Company relates primarily to the issuance by the Company on June 17, 1998 of $225 million principal amount of 12 3/8% Senior Notes due 2008 (the "1998 Note Offering").

    As of December 31, 1998, total outstanding indebtedness at IMPSAT Argentina equaled $79.7 million ($33 million after eliminating intercompany items), compared to $106.7 million as of December 31, 1997. Total outstanding indebtedness at IMPSAT Colombia as of December 31, 1998 equaled $44.2 million ($33.6 million after eliminating intercompany items), compared to $5.4 million as of December 31, 1997. The average interest rate on the Company's indebtedness for 1998 was 13.97%, compared to an average interest rate of 11.9% for 1997.

    Interest expense is expected to increase in future periods as a result of the 1998 Note Offering.

    Provision for Income Taxes. The Company recorded a provision for income taxes for 1998 of $3.8 million, compared to $5.3 million for 1997. IMPSAT Argentina recorded a provision for income taxes for 1998 of zero, compared to $3.2 million for 1997. This reduction in IMPSAT Argentina's provision for income tax is attributable to certain carry forward losses of Resis that, after IMPSAT Argentina's acquisition of Resis, practically eliminated IMPSAT Argentina's income tax liability in 1998. IMPSAT Colombia recorded a provision for income taxes for 1998 of $2.0 million compared to $1.8 million for 1997.

    Net Loss. For 1998, the Company incurred a net loss of $34.5 million, an increase of $26.9 million, compared to the Company's net loss for 1997. The principal reasons for the increase in the Company's net loss as compared to prior periods related to the following items: (i) the increase in the Company's provision for doubtful accounts; (ii) increased interest expense attributable to increased indebtedness of the Company as a result of the 1998 Note Offering; (iii) the incurrence of a net loss of $7.6 million by IMPSAT Brazil during the period and; (iv) the effect of accrued dividends of $10.0 million on the Series A Preferred Stock during 1998. For 1998, IMPSAT Argentina recorded net income of $2.0 million, compared to net loss of $3.2 million for 1997. IMPSAT Argentina's net income in 1998 compared to the net loss in 1997 is partially attributable to the elimination of IMPSAT Argentina's income tax liability for 1998 as a result of Resis's loss carryforwards.
IMPSAT Colombia recorded net income for 1998 of $10.2 million compared to a net income of $8.4 million for 1997.

1997 COMPARED TO 1996

    Revenues. Revenues for 1997 totaled $161.1 million, an increase of $32.7 million, or 25.4%, from 1996. Revenues at IMPSAT Argentina for 1997 totaled $91.6 million, an increase of $4.5 million, or 5.2%, from IMPSAT Argentina's revenues for 1996. IMPSAT Colombia's revenues for 1997 totaled $49.5 million. This represented an increase of $14.4 million, or 41.0%, from IMPSAT Colombia's revenues for 1996. IMPSAT Venezuela's revenues for 1997 totaled $8.6 million, representing an increase of $4.1 million (or 91.1%) from IMPSAT Venezuela's revenues for 1996. In addition, the revenues at IMPSAT Ecuador ($2.8 million and $5.5 million for 1996 and 1997, respectively) and IMPSAT USA ($0.5 million and $5.0 million for 1996 and 1997, respectively) increased as the Company's operations in those countries continued to grow. As part of their respective revenues, IMPSAT Argentina and IMPSAT USA recorded revenues of $2.2 million and $0.9 million, respectively, during 1997 from certain one-time equipment sales. The significant growth in IMPSAT USA's revenues during 1997 was principally generated by certain short-term, non-recurring contracts. Approximately 41% of IMPSAT USA's revenues for 1997 were derived from such short-term contracts.

    The number of customers at IMPSAT Argentina as of November 30, 1997 (excluding Internet, Global Fax, Minidat and Conexia customers) totaled 436, compared to IMPSAT Argentina's customer base of 358 (excluding Internet, Global Fax, Minidat and Conexia customers) at November 30, 1996. IMPSAT Argentina had a total of 2,446 VSAT microstations and 465 Dataplus earth stations installed as of November 30, 1997. Such installations reflect a net total of 335 VSAT microstations and 67 Dataplus earth stations installed for new and existing customers during 1997.

    IMPSAT Colombia had 524 customers as of December 31, 1997 (excluding Internet, Global Fax, Minidat and Conexia customers). This represented an increase of 114 customers during 1997. At December 31, 1997, IMPSAT Colombia had installed 886 VSAT microstations and 324 Dataplus earth stations. During 1997, IMPSAT Colombia withdrew from service a net total of 276 VSAT microstations and installed a net total of 150 Dataplus earth stations for new and existing customers. During 1997, certain of IMPSAT Colombia's customers supplemented or replaced VSAT microstations with higher capacity Dataplus earth stations.

    IMPSAT Venezuela had 102 customers as of December 31, 1997 compared to 75 customers as of December 31, 1996. IMPSAT Venezuela installed a net total of 5 VSAT microstations and 11 Dataplus earth stations during 1997.

    Variable Cost of Services. The Company's variable cost of services for 1997 totaled $27.3 million, an increase of $5.8 million, or 27.2%, from the Company's variable cost of services for 1996. Of the Company's total variable cost of services for 1997, $14.6 million related to the operations of IMPSAT Argentina and $7.3 million related to the operations of IMPSAT Colombia. This compared to variable cost of services of $14.7 million at IMPSAT Argentina and $5.6 million at IMPSAT Colombia for 1996.

    The principal items comprising total variable cost of services are maintenance and installation (including de-installation) costs, and sales commissions paid to third party sales representatives.

    Maintenance costs for the Company totaled $12.5 million during 1997, representing an increase of $4.0 million over maintenance costs incurred by the Company for 1996. Maintenance costs for IMPSAT Argentina for 1997 amounted to $5.8 million. This was an increase of $1.3 million over IMPSAT Argentina's maintenance costs during 1996. In Colombia, maintenance costs totaled $4.5 million during 1997, an increase of $1.2 million compared to IMPSAT Colombia's maintenance costs during 1996. Maintenance costs for IMPSAT USA totaled $1.4 million in 1997, compared to maintenance costs of $0.5 million in 1996. IMPSAT USA's maintenance costs for 1997 included fees paid to third-party carriers to terminate the "last mile" of certain private telecommunications network links provided by IMPSAT USA to some of its customers. The increase in maintenance costs of the Company during 1997 compared to 1996 is primarily attributable to the increased level and amount of the Company's telecommunications infrastructure in service as the Company's operations have grown and expanded over time.

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

    In addition, the Company incurred costs of equipment sold of $2.8 million 1997. The Company did not incur any costs of equipment sold during 1996. The cost of equipment sold during 1997 related to the revenues recorded by IMPSAT Argentina and IMPSAT USA during the third quarter of 1997 of $2.2 million and $0.9 million, respectively, as a result of certain one-time equipment sales.

    Satellite Capacity Cost. The Company's satellite capacity costs for 1997 totaled $19.2 million, an increase of $5.3 million over satellite capacity costs for 1996. The Company had approximately 253.0 MHz and 412.6 MHz of leased satellite capacity as of December 31, 1996 and 1997, respectively. The Company's costs for satellite capacity are related to the increase in the Company's customer and revenue bases. The increase in satellite capacity during 1997 consisted primarily of amounts contractually scheduled to match anticipated growth in the total number of Dataplus earth stations to be installed by the Company over time which, because of their greater transmission capacity and bandwidth requirements compared to VSATs, utilize larger amounts of satellite capacity.

    Salaries, Wages and Benefits. Salaries, wages and benefits for 1997 totaled $29.1 million, an increase of $3.5 million over the Company's expenses for salaries, wages and benefits 1996. The Company increased salaries, wages and benefits of its personnel to match market rates and increases in cost of living. IMPSAT Argentina incurred $15.8 million in salaries, wages and benefits costs during 1997, unchanged from IMPSAT Argentina's salaries, wages and benefits costs during 1996. In Colombia, salaries, wages and benefits costs totaled $6.3 million during 1997, an increase of $1.3 million compared to IMPSAT Colombia's salaries, wages and benefits costs during 1996. The appreciation of the Colombian peso against the U.S. dollar during 1997 resulted in an increase in U.S. dollar terms in salaries, wages and benefits paid to employees of IMPSAT Colombia during that period. Salaries, wages and benefits for 1997 for the Company's other subsidiaries increased by varying amounts totaling $2.4 million, compared to 1996. The Company maintained a total of 683 employees as of December 31, 1997, compared to 650 employees as of December 31, 1996.

    Selling, General and Administrative Expenses. SG&A expenses for the Company consist principally of publicity and promotion costs; provisions for doubtful accounts; fees and other remuneration; travel and entertainment; rent; and plant services, telephone and energy expenses.

    The Company incurred SG&A expenses of $33.4 million for 1997, an increase of $10.3 million from SG&A expenses incurred by the Company during 1996. The increase in SG&A expenses incurred by the Company during 1997 compared to 1996, is primarily attributable to an increase in SG&A expenses incurred by IMPSAT Argentina and IMPSAT Colombia.

    SG&A expenses at IMPSAT Argentina for 1997 totaled $20.9 million, an increase of $7.7 million from SG&A expenses incurred by IMPSAT Argentina for 1996. The increase in SG&A expenses at IMPSAT Argentina in 1997 compared to 1996 included the creation of a specific provision of $2.5 million relating to services invoiced to ENCOTESA. In addition to the specific provision relating to ENCOTESA, the Company increased its allowance for doubtful accounts from $2.8 million at December 31, 1996 to $5.9 million at December 31, 1997. The Company has increased its allowance for doubtful accounts as a result of certain payment arrears experienced by a number of customers in Argentina. The Company's policy during 1997 was to reserve 30% for accounts receivable in excess of 180 days but less than one year, and 100% for all accounts receivable in excess of 360 days. In 1997, the Company provisioned $1.2 million with respect to the IBM Receivable. See "- 1998 Compared to 1997 - Selling, General and Administrative Expenses."

    As a percentage of total revenues, the Company's provision for doubtful accounts increased from 1.9% of total revenues for 1996 to 3.5% of total revenues for 1997.

    SG&A expenses at IMPSAT Colombia for 1997 totaled $6.5 million, an increase of $1.9 million from SG&A expenses incurred by IMPSAT Colombia for 1996. The increase in SG&A expenses at IMPSAT Colombia for 1997 was primarily attributable to the cost of additional telephone lines for Internet access and expenses associated with the promotion of IMPSAT Colombia's services at commercial expositions and trade shows.

    SG&A expenses at IMPSAT Venezuela for 1997 totaled $2.3 million, an increase of $0.8 million from SG&A expenses incurred by IMPSAT Venezuela for 1996. The increase in SG&A expenses at IMPSAT Venezuela for 1997 was attributable to $0.3 million of severance payments incurred due to termination of certain of IMPSAT Venezuela's management personnel and increased facilities rental expenses. IMPSAT Venezuela took steps in 1997 to reduce and rationalize its SG&A expenses, including the termination of leases covering excess office and operational facilities. In April 1997, certain changes were made in the senior management levels at IMPSAT Venezuela, including the designation of Mr. Mariano Torre Gomez, previously President at IMPSAT Ecuador, as President of IMPSAT Venezuela.

    Finally, the increase in SG&A expenses incurred by the Company during 1997 compared to 1996 was also attributable to legal and tax advice and other fees and expenses of $4.7 million incurred by the Company during 1997. This represents an increase of $1.1 million over such expenses incurred during 1996. Such expenses were incurred during 1997 primarily in connection with legal fees incurred in connection with its legal proceeding commenced against ENCOTESA, described in Note 14 to the Company's financial statements, the Company's ongoing financing activities and the conduct of preliminary feasibility assessments of the proposed expansion of the Company's operations into Brazil.

    Depreciation and Amortization. The Company's depreciation and amortization for 1997 totaled $28.6 million, representing an increase of $2.4 million (or 9.0%), compared to depreciation and amortization for 1996. Depreciation and amortization for IMPSAT Argentina for 1997 totaled $18.0 million. In 1997, the Company adopted an improved inventory control system, which has enhanced the Company's ability to more accurately track and depreciate its equipment in service.

    Interest Expense, Net. The Company's net interest expense for 1997 totaled $24.2 million, consisting of interest expense of $23.0 million and interest income of $1.2 million for 1997. Net interest expense increased $1.1 million (or 4.7%), from net interest expense for 1996. IMPSAT Argentina's net interest expense for 1997 (before eliminating intercompany items) totaled $12.6 million ($3.0 million after eliminating intercompany items). Net interest expense at IMPSAT Colombia for totaled $6.2 million ($4.5 million after eliminating intercompany items). Interest expense with respect to intercompany loans are eliminated in the Company's Consolidated Statement of Operations.

        The increase in net interest expense for 1997 reflected primarily increased indebtedness of the Company, which increased from $199.1 million as of December 31, 1996, to $219.9 million as of December 31, 1997. The increase in net interest expense is also associated with general effect on investment levels and increases in interest rates in "emerging markets" such as Latin America, as a result of the current economic crises in Asia that commenced in mid-1997.

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

       Provision for Income Taxes. The Company recorded a provision for income taxes for 1997 of $5.3 million, compared to $3.5 million for 1996. IMPSAT Argentina recorded a provision for income taxes for 1997 for $3.2 million, compared to $4.0 million in 1996. IMPSAT Colombia recorded a provision for income taxes for 1997 of $1.8 million, compared to $1.5 million for 1996. IMPSAT Venezuela recorded a provision for income taxes of $0.8 million, compared to a credit of $1.7 million in 1996.

       Net Loss. The Company incurred a net loss of $7.6 million for 1997, a decrease of $0.9 million (or 10.5%), compared to the Company's net loss of $8.5 million for 1996. The Company's net loss for 1997 was primarily related to losses incurred by the Company's operations in Venezuela (a net loss of $5.4 million); Mexico (a net loss of $1.4 million); as well as management services provided, and overhead expenses incurred, by IMPSAT Corporation of $2.2 million for 1997. IMPSAT Argentina recorded net loss of $3.2 million for 1997, compared to a net loss of $0.9 million for 1996. IMPSAT Colombia recorded net income of $8.4 million for 1997, an increase of $6.2 million compared to IMPSAT Colombia's net income for 1996.

LIQUIDITY AND CAPITAL RESOURCES
       The Company anticipates that it will continue to incur significant capital expenditures in the next several years in connection with the expected growth of its established commercial operations (Argentina, Colombia, Venezuela, Ecuador, Mexico and the United States), and the further development of its operations in Brazil. The Company intends to meet its capital requirements during the remainder of 1999 from proceeds of the 1998 Note Offering and the proceeds of the pending equity contribution by BT. Of total net proceeds of the 1998 Note Offering of $218 million, the Company used approximately $70 million to refinance existing short-term indebtedness and approximately $60 million for capital expenditures in 1998. The Company currently anticipates that it will require approximately $250 million during the period 1999 to 2000 for capital expenditures (including amounts already expended in 1999 to date). The Company's projected capital expenditure requirements include the further development of private telecommunications network systems in Brazil and continued additions to its private telecommunications network infrastructure in order to maintain the Company's ability to provide high quality, competitive services. The Company's budget contemplates that the Company will need approximately $75 million for the period from 1999 to 2000 (including amounts already expended in 1999 to date) for capital expenditures related to the adequate build-out of its private telecommunications network system in Brazil.

    The Company's currently planned capital expenditures described above are exclusive of expenditures that would be required for the implementation of the IMPSAT 2000 project. The timing and development of the IMPSAT 2000 project has not been finalized and will be dependent on the availability of adequate financing, among other factors. The Company currently estimates that the initial implementation of the IMPSAT 2000 project through the end of 1999 could require up to $150 million in additional financing. The Company does not currently have any commitments regarding such financing and the development of the IMPSAT 2000 project will be dependent upon the Company's ability to obtain such financing. Accordingly, the ability of the Company to continue the expansion of its private telecommunications network systems as is necessary to provide high-quality, competitive private network services to its customers and to meet its debt service obligations will be dependent upon the future performance of the Company, including the ability of the Company to obtain additional debt financing and potential equity financing. The Company's ability to maintain its planned program of capital expenditures will be dependent on its ability to obtain additional sources of financing. If the Company is unable to obtain such additional sources of financing, it will not be able to maintain its levels of growth and market position in any of the countries in which it operates, which could have an adverse effect on the business and prospects of the Company.

    IMPSAT Argentina repaid $25 million of short-term promissory notes issued under its $50 million Euro-Commercial Paper Program upon maturity on August 10, 1998 using parent company advances from the proceeds of the 1998 Note Offering.

    As set forth in its consolidated statements of cash flow, in 1998, the Company generated $16.2 million in net cash flow from operating activities, compared with $17.1 million generated for 1997. Financing activities provided $191.5 million in net cash flow for 1998, compared with $22.5 million in net cash flow for 1997. Such increase is primarily attributable to the proceeds of the 1998 Note Offering. The Company's net outstanding indebtedness increased by $199.6 million during 1998. On December 31, 1998, the Company had approximately $19.3 million in outstanding short-term debt, of which $13.0 million was owed by IMPSAT Argentina. On December 31, 1998, the Company had approximately $40.4 million in debt scheduled to mature in 1999.

    During 1998, the Company used $128.2 million in net cash flow for investing activities, compared to $58.1 million for 1997. The Company had a cash balance of $90.0 million as of December 31, 1998. Purchases of property, plant and equipment during 1998 totaled $107.5 million, compared to $55.0 million for 1997. In addition, the increase in net cash flow used for investing activities in 1998 compared to 1997 is attributable to the Company's acquisitions of Mandic S.A. and IMPSAT Brazil, which together totaled $14.2 million.

    The Company leases satellite capacity with annual rental commitments of approximately $24.6 million through the year 2003. In addition, the Company has commitments to purchase communications equipment amounting to approximately $6.8 million at December 31, 1998.

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

    The Company has completed an initial review of the equipment and software it currently utilizes in the provision of its services. The Company expects to complete final testing and remediation by mid-1999.

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

    Ensuring that the Company's equipment and operational systems are year 2000 compliant is expected to increase costs in 1999. Costs incurred by the Company to date have been immaterial. The current estimate for the cost of remediation for the Company is approximately $3.5 million. The Company estimates that most of such costs will be incurred with respect to IMPSAT Argentina ($1.6 million) and IMPSAT Colombia ($1.0 million), the Company's largest operating subsidiaries. While these cost estimates are not definitive, Management does not expect final costs to have a material adverse impact on the Company's financial position, results of operations or cash flows.

    In addition, the Company faces risks to the extent that suppliers, customers and others with whom the Company transacts business do not have business systems or products that comply with the year 2000 requirements. In providing its services, the Company's systems might sometimes be required to communicate electronically with customer-owned systems with respect to a variety of functions. Failure of the systems of the Company's customers to address the year 2000 issue could impair the Company's ability to perform such functions. Furthermore, in the event any of the Company's suppliers cannot timely provide the Company with products, services or systems that meet the year 2000 requirements, the Company's operating results could be materially adversely affected. The Company is not yet able to estimate the cost for year 2000 compliance with respect to customers and suppliers, however, based on a preliminary review, Management does not expect that such costs will have a material adverse effect on the future consolidated results of operations of the Company. However, the Company could be adversely impacted by the year 2000 date issue if suppliers, customers and other businesses do not address this issue successfully.

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

    Set forth below are the names, ages and positions of directors and executive officers of the Company and IMPSAT Argentina as of December 31, 1998. The officers designated as executive officers of the Company are employees of IMPSAT Argentina, a wholly-owned subsidiary of the Company, which provides services to the Company pursuant to a management services agreement with the Company.



             NAME                        AGE                 POSITION
   ---------------------------------   -------      --------------------------------
   Directors

   Enrique M. Pescarmona . . . . . .      56        Chairman of the Board; Director of
                                                    IMPSAT Argentina

                                                    Director, President and Chief Executive
   Ricardo A. Verdaguer  . . . . . .      48        Officer; Chairman of the Board of
                                                    Directors of IMPSAT Argentina

   Roberto A. Vivo . . . . . . . . .      45        Director, Deputy Chief Executive Officer;
                                                    Director of IMPSAT Argentina

   Alexander Rivelis . . . . . . . .      58        Director and Vice President, Institutional
                                                    Relations

   Lucas Pescarmona  . . . . . . . .      28        Director

   Sofia Pescarmona  . . . . . . . .      25        Director

   Marianne Hay (1)  . . . . . . . .      47        Director

   Stephen R. Munger (1) . . . . . .      41        Director

   Executive Officers

   Hector Alonso . . . . . . . . . .       41       Chief Operating Officer

   Guillermo Jofre . . . . . . . . .       43       Chief Financial Officer

   Guillermo V. Pardo  . . . . . . .       48       Vice President, Planning

                                                    Vice President, Administration, Chief
   Jose R. Torres  . . . . . . . . .       40       Accounting Officer; Director of IMPSAT
                                                    Argentina

   Alejandro Suarez del Cerro  . . .       45       Vice President, Technology

   Marcelo Girotti . . . . . . . . .       33       President of IMPSAT Argentina

   Horacio Sajoux  . . . . . . . . .       46       President of IMPSAT Colombia

   Mariano Torre Gomez . . . . . . .       48       President of IMPSAT Venezuela

   Heliodoro Londono . . . . . . . .       42       President of IMPSAT Mexico

   Rodolfo Arroyo  . . . . . . . . .       39       President of IMPSAT Ecuador

   Mauricio G. Klau  . . . . . . . .       36       President of IMPSAT USA

   Daniel V. Hourquescos . . . . . .       47       President of IMPSAT Brazil

   Rafael Carchak Canes  . . . . . .       49       Head, Organizational Development Unit;
                                                    Director of IMPSAT Argentina

   Pedro O. Mayol  . . . . . . . . .       59       Director of IMPSAT Argentina


----------------------------------

(1)      Member of the Stock Option Committee.

    Biographies of Directors and Executive Officers

    Information with respect to the business experience and the affiliations of the current directors and executive officers of the Company is set forth below.

    Enrique M. Pescarmona has been Chairman of the Board of Directors of IMPSAT Corporation since September 1994 and a member of the Board of Directors of IMPSAT Argentina since March 1994. Mr. Pescarmona is also Chairman of Corporacion IMPSA S.A. ("CORIM") and Industrias Metalurgicas Pescarmona S.A.I.C. y F. ("IMPSA"). He is a director of Lagarde, S.A. (a wine company), Ingenieria y Computacion S.A. ("ICSA") (a manufacturer of electronic components), Mercantil Andina S.A. (an insurance company), TCA S.A. ("TCA") (a manufacturer of automobile parts), Buenos Aires al Pacifico San Martin S.A. and Ferrocarriles Mesopotomico General Urquiza S.A. (Argentine railway companies); and is Vice President of Henri Lagarde S.A. (an agribusiness). Mr. Pescarmona is an electromechanical engineer with a master's degree in economics and business administration from the University of Navarra in Spain.

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

    Lucas Enrique Pescarmona, a son of Enrique M. Pescarmona, has been a member of the Board of Directors of IMPSAT Corporation since February 1996. From 1993 to 1995 he held positions in the Buenos Aires, Argentina office of Arthur Andersen & Co. In 1995 he transferred to Tecnologica em Componentes Automotivos S.A. ("TCA Brazil"), a Brazilian manufacturer of automotive parts that is part of the Pescarmona group, as senior investment analyst in Brazil. Mr. Pescarmona is also a member of the Board of Directors of TCA. Mr. Pescarmona holds degrees in economics and political science from the University of Pittsburgh and holds a master of business administration degree at SDA Bocconi in Milan.

    Sofia Pescarmona, a daughter of Enrique M. Pescarmona, has been a member of the Board of Directors of IMPSAT Corporation since February 1996. From August 1994 to December 1997, Ms. Pescarmona has held several positions in the Company, including in the Internet unit and marketing department of IMPSAT Corporation and the sales department of IMPSAT Argentina. Ms. Pescarmona holds a degree in international relations from Tufts University. Ms. Pescarmona is currently pursuing an MBA degree at IAE, Universidad Austral in Argentina.

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

    Stephen R. Munger has been a member of the Board of Directors of IMPSAT Corporation since March 1998. Mr. Munger is a Managing Director in the Mergers, Acquisitions and Restructuring Department of Morgan Stanley Dean Witter with a focus on the energy industry and is President of Princes Gate.
He joined Morgan Stanley in 1988 as a Vice President in the Corporate Finance Department. He became a principal in 1990 and a Managing Director in 1993. Mr. Munger has been a member of the Board of Directors of Econophone, Inc. since November 1997, TVN Entertainment Corp. since December 1997, and Wright Medical Technologies, Inc. since February 1998. Mr. Munger graduated from Dartmouth College and received an MBA from the Wharton School of the University of Pennsylvania.

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

    Guillermo Jofre has been Chief Financial Officer of IMPSAT Corporation since May 1995. Prior to joining the Company, Mr. Jofre was Executive Vice President of Banque Indosuez in Argentina from 1993 to 1995, and had over ten years of experience in management positions with companies in Argentina, Germany and Switzerland. Presently, Mr. Jofre also serves as a member of the Board of Directors of the investment fund Bemberg Inversiones S.A. Mr. Jofre holds a degree in public accounting from University of Cordoba and an MBA from Imede of Switzerland.

    Guillermo V. Pardo has been Vice President, Planning of IMPSAT Corporation since January 1995. Mr. Pardo was previously Managing Director of the Guido Di Tella companies and has had over 20 years of experience in finance positions in a number of companies in Argentina and Spain. Mr. Pardo is currently a member of the Board of Directors of FAICSA and the Fundacion Torcuato Di Tella. Mr. Pardo holds a degree in business administration from Universidad de Buenos Aires.

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

    Marcelo Girotti has been President of IMPSAT Argentina since August 1998. Mr. Girotti joined IMPSAT Argentina in 1992 and has held several managerial positions at IMPSAT Argentina during that period, including Business Manager of the Interior Unit from 1992 to 1996, Manager of Special Accounts from 1996 to 1997 and Business Manager of the

Value Added Unit from 1997 to 1998. Mr. Girotti holds a degree in electrical engineering from Universidad Nacional de Rosario.

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

    Mariano Torre Gomez has been President of IMPSAT Venezuela since April 1997. Mr. Torre has served in a variety of positions involving engineering, production, planning, business development and new markets for companies in the Pescarmona group over a period of 17 years. Mr. Torre served as President of IMPSAT Ecuador for two years prior to his transfer to IMPSAT Venezuela. Before that, Mr. Torre served four years at IMPSAT Argentina in the Commercial and New Licenses Departments. Mr. Torre holds a degree in engineering from Universidad Tecnologica Nacional.

    Heliodoro Londono has been President of IMPSAT Mexico since November 1998. Previously, Mr. Londono held several managerial positions at IMPSAT Colombia commencing in 1992, including Business Manager of the Financial Sector Unit, and Manager of Special Accounts. Mr. Londono holds a degree in industrial engineering and an MBA from Universidad de los Andes, Bogota.

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

    Mauricio Gabriel Klau has been President of IMPSAT USA since November 1998. Previously, Mr. Klau was President of IMPSAT Mexico from June 1997 to November 1998. Prior to that, Mr. Klau held several positions within IMPSAT Argentina and IMPSAT Mexico. Mr. Klau holds a degree in electronic engineering from Universidad de Buenos Aires.

    Daniel V. Houquescos became President of IMPSAT Brazil on March 17, 1997. Since 1990, Mr. Horquescos has held several positions in the Company, including General Manager of IMPSAT Argentina from March 1993 to April 1995. Prior to joining IMPSAT Argentina, Mr. Horquescos served as director of information services of Direccion General Impositiva, the former Argentine governmental agency charged with the collection of taxes, and associate Director of CMA International Company. Mr. Horquescos holds a degree in industrial engineering from the Instituto Tecnologico de Buenos Aires.

    Rafael Carchak Canes has been a Director of IMPSAT Argentina since May 1995 and was President of IMPSAT Argentina from May 1995 to August 1998. Mr. Carchak is currently head of the Company's Organizational Development Unit. Prior to joining the Company, Mr. Carchak served in a variety of management positions with Eveready over a 15 year period, including Operations Manager of Eveready Argentina from 1990 to 1992, and as President of Eveready Argentina from 1992, in which position Mr. Carchak had responsibility for Eveready's operations in Argentina, Paraguay and Chile. Mr. Carchak holds a degree in engineering from Universidad de Buenos Aires.

    Pedro O. Mayol has been a member of the Board of Directors of IMPSAT Argentina since 1990. He also serves as a member of the Board of Directors of several other Argentine corporations, including Lagarde S.A., ICSA, TCA, Mercantil Andina S.A., CORIM and IMPSA. Mr. Mayol, who is a brother-in- law of Enrique Pescarmona, is an architect.

COMMITTEES OF THE BOARD OF DIRECTORS

    On December 21, 1998, the Company established a Stock Option Committee.
The Stock Option Committee is responsible for the granting of stock options, incentives and other forms of compensation to eligible persons under the Company's Stock Option Plan, and is constituted by Ms. Marianne Hay and Mr. Stephen Munger. None of the executive officers of the Company currently serves on the Stock Option Committee of another entity or any other committee of the board of directors of another entity performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    Board members do not receive any cash fees for their service on the Board or any Board committee, but they are entitled to reimbursement of all reasonable out-of-pocket expenses incurred in connection with their attendance at Board and Board committee meetings. All Board members are eligible to receive stock options pursuant to the terms of the Stock Option Plan.

SUMMARY COMPENSATION TABLE

    The following tables set forth the compensation paid or accrued to the chief executive officer and the four most highly compensated other executive officers receiving over $100,000 per year for services rendered of each of the Company and IMPSAT Argentina during 1998 (the "Named Executive Officers").

                   NAME AND
              PRINCIPAL POSITION                                                ANNUAL COMPENSATION
              ------------------              --------------------------------------------------------------------------------------
                                                                                             BONUS(1)
                                                                                             -----                 OTHER ANNUAL
                 THE COMPANY                           YEAR             SALARY                (1997)               COMPENSATION
                 -----------                           ----             ------                                     ------------
 Enrique M. Pescarmona
 Chairman of the Board......................           1998             $555,315              $200,000                  --

 Ricardo A. Verdaguer
 President and Chief Executive
 Officer....................................           1998              426,603               250,000                  --

 Roberto Vivo
 Director, Deputy Chief
 Executive Officer and
 Vice President, Marketing..................           1998              341,110               200,000                  --

 Hector Alonso
 Chief Operating Officer....................           1998              250,287               150,000                 --

 Horacio Sajoux, President of
 IMPSAT Colombia............................           1998              198,068                63,982             $44,957(2)


               IMPSAT ARGENTINA
               ----------------

 Marcelo Girotti, President.................           1998              145,000                  --                    --

 Rafael Carchak Canes (3)...................           1998              112,500                  --                    --

__________________________________

(1) Amounts in this column represent bonuses paid to the Named Executive Officers in December 1998. Such amounts relate to the operating results achieved by the Company during 1997. Bonuses relating to the Company's operating results in 1998 are currently not expected to be determined before the second half of 1999.

(2)      Annual housing allowance.

(3) In August 1998, Mr. Rafael Carchak Canes was succeeded by Mr. Marcelo Girotti as President and Chief Executive Officer of IMPSAT Argentina.

STOCK OPTION GRANTS

         The following table sets forth information regarding grants of options to purchase Common Stock made by the Company during 1998 to each of the Named Executive Officers. No stock appreciation rights were granted during 1998. No stock options were exercised by the Named Executive Officers during 1998.



                                              Percent
                              Number of      of Total                                      Potential Realizable Value at Assumed
                              Securities      Options                Market               Annual Rates of Stock Price Appreciation
                              Underlying    Granted to    Exercise  Price on                         for Option Term(4)
                               Options       Employees     Price    Date of   Expiration  ----------------------------------------
          Name(1)              Granted      in 1998(2)   ($/Share)   Grant      Date(3)       (0%)        (5%)          (10%)
   ------------------------  ------------  ------------ ----------- --------  ----------  -----------   ---------  ---------------
   Enrique M. Pescarmona....  100,000          13.4%      $4.96     $496,000   12/31/06    496,000       732,840    1,063,226

   Ricardo A. Verdaguer.....  100,000          13.4        4.96      496,000   12/31/06    496,000       732,840    1,063,226

   Roberto Vivo.............   80,000          10.7        4.96      396,800   12/31/06    396,800       586,272      850,580

   Hector Alonso............   58,000           7.8        4.96      287,680   12/31/06    287,680       425,047      616,671

   Horacio Sajoux...........   32,000           4.3        4.96      158,720   12/31/06    158,720       234,509      340,232

   Marcelo Girotti..........   32,000           4.3        4.96      158,720   12/31/06    158,720       234,509      340,232

----------------------------------

(1) Options granted in 1998 vest as to 10% on the first anniversary of the date of grant and as to an additional 30% on each anniversary thereafter. All options expire on December 31, 2006, unless sooner terminated under the terms of the Stock Option Plan (as hereinafter defined).

(2) The Company granted options to purchase a total of 746,000 shares of Common Stock during 1998.

(3) Subject to earlier expiration, upon the occurrence of certain events, as provided in the Stock Option Plan.

(4) Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Common Stock over the term of the options. These assumptions are based on rules promulgated by the Commission and do not reflect the Company's estimate of future stock price appreciation. Actual gains, if any, on the stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder.


1998 STOCK OPTION PLAN.

    On December 21, 1998, the Board of Directors and stockholders of the Company adopted the 1998 Stock Option Plan (the "Stock Option Plan"), which provides for the grant to officers, key employees and directors of the Company or its affiliates of both "incentive stock options" within the meaning of
Section 422 of the U.S. Internal Revenue Code of 1986, as amended (the "Code") and stock options that are non-qualified for U.S. federal income tax purposes. A copy of the

Stock Option Plan is filed as Exhibit 10.1 to this report. The total number of shares of Common Stock for which options may be granted pursuant to the Stock Option Plan is 8,067,268, subject to certain adjustments reflecting changes in the Company's capitalization. The Stock Option Plan is currently administered by the Stock Option Committee constituted by non-employee directors. The Stock Option Committee determines, among other things, which officers, employees, consultants and directors will receive options under the plan, the time when options will be granted, and the type of option (incentive stock options or non-qualified stock options, or both) to be granted. Options granted under the Stock Option Plan are on such terms, including the number of shares subject to each option, the time or times when the options will become exercisable, and the option price and duration of the options, as determined by the Stock Option Committee.

    The exercise price of incentive and non-qualified stock options is determined by the Stock Option Committee, but may not be less than the fair market value on the date of grant of the Common Stock, and the term of any such option may not exceed ten years from the date of grant.

    Payment of the option price may be made by cash, promissory note, tender of shares of Common Stock then owned by the optionee or, subject to certain conditions, the surrender to the Company of an exercisable option to purchase shares of Common Stock under the Stock Option Plan. Payment of the option price may also be made by delivery to the Company, on a form prescribed by the Stock Option Committee, of a properly executed exercise notice and irrevocable instructions to a registered securities broker approved by the Stock Option Committee to sell the shares of Common Stock held by the optionee and promptly deliver cash to the Company. Options granted pursuant to the Stock Option Plan are not transferable, except by will or the laws of descent and distribution in the event of death. During an optionee's lifetime, the option is exercisable only by the optionee or, in case of disability, by the optionee's legal representative.

    Pursuant to the terms of the Stock Option Plan, if a "Change in Control" (as defined in the Stock Option Plan) of the Company occurs, all outstanding stock options become vested and fully exercisable.

    The Board of Directors has the right at any time and from time to time to amend or modify the Stock Option Plan, without the consent of the Company's shareholders (unless otherwise required by law) or optionees; provided, that no such action may adversely affect options previously granted without the optionee's consent. The expiration date of the Stock Option Plan, after which no option may be granted thereunder, is October 1, 2008.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors did not have a compensation or stock option committee during the first eleven months of 1998. As a result, decisions with respect to compensation matters that otherwise would be decided by a compensation committee were made by the Board of Directors as a whole. Pursuant to the terms of the Securityholders Agreement between Nevasa and the Morgan Stanley Investors dated as of March 19, 1998, for so long as any Morgan Stanley Investors beneficially own a majority of the shares of Series A Preferred Stock outstanding on their date of issuance, any material amendment or change of the compensation arrangements of IMPSAT Corporation's Chief Executive Officer, Chief Financial Officer, Deputy Chief Executive Officer or Chief Operating Officer must be approved by the designees of the Morgan Stanley Investors to the Board of Directors of the Company.

    Mr. Stephen Munger, who is Princes Gate's designee to the Company's Board of Directors and a member of the Stock Option Committee, is the President of PG Investors II, Inc., the general partner of Princes Gate. Ms. Marianne Hay is the MSGEM Fund's designee to the IMPSAT Corporation's Board of Directors and a member of the Stock Option Committee. Ms. Hay is President of Morgan Stanley Global Emerging Markets, Inc., the general partner of the MSGEM Fund. Princes Gate and the MSGEM Fund are affiliates of Morgan Stanley & Co. Incorporated ("Morgan Stanley"). The Company paid commissions to Morgan Stanley of $5.9 million in 1998 in connection with the placement of the Company's $225,000,000 12 3/8% Notes due 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table and the accompanying notes set forth certain information concerning the beneficial ownership of IMPSAT Corporation's capital stock and IMPSAT Argentina's common stock as of December 31, 1998 by (i) each person who owned of record, or was known to own beneficially, more than five percent of any class of IMPSAT Corporation's capital stock or IMPSAT Argentina's common stock, (ii) each director, (iii) each executive officer and
(iv) all directors and executive officers as a group. Except as otherwise indicated, each person listed in the table has informed the Company that such person has (i) sole voting and investment power with respect to such person's shares of capital stock and (ii) record and beneficial ownership with respect to such person's shares of capital stock.


 NAME AND ADDRESS OF BENEFICIAL OWNER                                         SHARES                        PERCENT
 -------------------------------------------------------------------------------------------------------------------
 IMPSAT CORPORATION COMMON STOCK(1)

 Beneficial Owners of more than 5%

 Nevasa Holdings Limited (2).............................                      75,594,480                     71.5%
   17 Dame Street
   Dublin 2, Ireland

 Princes Gate Investors II, L.P.(3)......................                      24,041,176                      22.8

 Morgan Stanley Global Emerging Markets Private
 Investment Fund, L.P.(4)................................                       6,010,294                       5.7

 Directors and Executive Officers(2)..                                                  0                        0%

 All Directors and Officers as a Group (12
 persons)(2).............................................                               0                        0%

 IMPSAT CORPORATION PREFERRED STOCK

 Beneficial Owners of more than 5%

 Princes Gate Investors II, L.P.(5)......................                          20,000                       80%

 Morgan Stanley Global Emerging Markets Private
 Investment Fund, L.P.(6)................................                           5,000                       20%

 Directors and Executive Officers(2).....................                               0                        0%

 All Directors and Officers as a Group (12
 persons)(2).............................................                               0                        0%

 IMPSAT ARGENTINA COMMON STOCK

 Beneficial Owners of more than 5%

 Credit Suisse Esmeralda 130
   Capital Federal,
   Buenos Aires, Argentina...............................                             248                     4.84%

 IMPSAT Corporation
   Alferez Pareja 256 (1107)
   Buenos Aires, Argentina...............................                           4,875                    95.16%

 NAME AND ADDRESS OF BENEFICIAL OWNER                                         SHARES                        PERCENT
 -------------------------------------------------------------------------------------------------------------------
 Directors and Executive Officers(2)........................                       0                             0%

 All Directors and Officers as a Group
   (7 persons)(2)...........................................                       0                             0%

-----------------------------

(1) Determined on an as-converted basis, assuming the conversion of all issued and outstanding shares of Series A Preferred Stock into Common Stock. As of December 31, 1998, each share of Series A Preferred Stock was convertible into 1,202 shares of Common Stock, or a total of 30,051,471 shares of Common Stock.

(2) Nevasa Holdings Limited is controlled by CORIM, Militello Ltd. and Rotling International Corporation. CORIM, an Argentine corporation that holds an 82.54% equity interest in Nevasa, is controlled by Mr. Enrique Pescarmona, Chairman of the Board of Directors of IMPSAT Corporation, and other members of the Pescarmona family and is a holding company for businesses engaged in a variety of activities including property, casualty and other insurance, heavy-steel capital goods, manufacturing auto parts, cargo transportation and environmental services. Militello Ltd., a British Virgin Islands corporation, holds an 11.62% equity interest in Nevasa and is itself controlled by Mr. Roberto Vivo, Deputy Chief Executive Officer of IMPSAT Corporation. Rotling International Corporation, a British Virgin Islands corporation, holds a 5.84% equity interest in Nevasa and is itself controlled by Mr. Ricardo Verdaguer, President and Chief Executive Officer of IMPSAT Corporation.

(3) Determined on an as-converted basis, assuming the conversion of 20,000 shares of Series A Preferred Stock, which were convertible into 6,010,294 shares of Common Stock on December 31, 1998, owned by Princes Gate and affiliates of Princes Gate over which Princes Gate has sole voting power. See Note 5 to this "Security Ownership of Certain Beneficial Owners and Management" section.

(4) Determined on an as-converted basis, assuming the conversion of 5,000 shares of Series A Preferred Stock, which were convertible into 24,041,176 shares of Common Stock on December 31, 1998, owned by MSGEM and Morgan Stanley Global Emerging Markets Private Investors, L.P. (collectively, the "MSGEM Fund") over which MSGEM has sole voting power. See Note 6 to this "Security Ownership of Certain Beneficial Owners and Management" section.

(5) The shares of Series A Preferred Stock set forth on this line include 2,857 shares owned by certain affiliates of Princes Gate over which Princes Gate has sole voting and dispositive power. The business address of Princes Gate is Princes Gate Investors II, L.P., 1585 Broadway, 36th Floor, New York, NY 10036. Mr. Stephen Munger, who is the President of PG Investors II, Inc., the general partner of Princes Gate and Princes Gate's designee to IMPSAT Corporation's Board of Directors, disclaims voting or dispositive power over the shares of Series A Preferred Stock owned by Princes Gate and its affiliates.

(6) The shares of Series A Preferred Stock set forth on this line include 4,712 shares owned by MSGEM and 288 shares owned by Morgan Stanley Global Emerging Markets Private Investors, L.P. MSGEM, which is a subsidiary of Morgan Stanley, manages the investment in, and has sole voting power over, the shares of Series A Preferred Stock owned by each person comprising the MSGEM Fund. The business address of each of such persons is c/o Morgan Stanley Global Emerging Markets Private Investment Fund, L.P., 1221 Avenue of the Americas, 33rd Floor, New York, NY 10020. Ms. Marianne Hay, who is President of Morgan Stanley Global Emerging Markets, Inc., the general partner of the MSGEM Fund, and the MSGEM Fund's designee to the IMPSAT Corporation's Board of Directors, disclaims voting or dispositive power over the shares of Series A Preferred Stock owned by the MSGEM Fund.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In the normal course of business, the Company and its Subsidiaries provide private telecommunications network services to companies in which CORIM, members of the Pescarmona family (including Mr. Enrique Pescarmona, Mr. Lucas Pescarmona and Ms. Sofia Pescarmona, members of the Company's Board of Directors), El Sitio International Corp ("El Sitio") a corporation in which Mr. Roberto Vivo has a minority interest and is Chairman of the Board of Directors and of which Mr. Ricardo Verdaguer is a director, and entities affiliated with the Suramericana Group (as defined in the following paragraph) have an interest. Total telecommunications services provided to companies in which CORIM or members of the Pescarmona family have an interest during 1998 totaled approximately $1.5 million, total telecommunications services provided to El Sitio subsidiaries totaled during 1998 approximately $185,000, and total telecommunications services provided to companies affiliated with the Suramericana Group for 1998 totaled approximately $ 8.4 million.

    The Company holds a 74.2% equity interest in IMPSAT Colombia, and Suramericana de Seguros and Suramericana de Capitalizacion, the insurance and finance companies, respectively of the Sindicato Antioqueno (Suramericana de Seguros, Suramericana de Capitalizacion and affiliated entities being referred to as the "Suramericana Group"), together hold a 24.6% equity interest in IMPSAT Colombia. The Suramericana Group also holds a 25% equity interest in IMPSAT Venezuela.

       The following is a description of the most significant of transactions between the Company and its subsidiaries and entities affiliated with CORIM, El Sitio and the Suramericana Group during 1998. Although the Company believes that transactions with its affiliates are generally conducted on an arm's length basis, conflicts of interest are inherent in such transactions.

       IMPSAT Argentina provides telecommunications services to:

    - Industrias Metalurgicas Pescarmona, S.A.I.C. y F. ("IMPSA"), a company controlled by CORIM that produces heavy steel capital goods, including hydromechanical equipment and cranes and, through subsidiaries, engages in other businesses including but not limited to cargo transportation, auto parts manufacturing and general environmental services. Total telecommunications services provided to IMPSA for 1998 totaled approximately $200,000. In addition, IMPSA provided services to IMPSAT Argentina in 1998 totalling approximately $149,000.

    - TCA, a company controlled by CORIM and IMPSA that produces wire harnesses for automobile electrical systems and coil springs for automobile suspension systems in Argentina and Brazil. Total telecommunications services provided to TCA for 1998 totaled approximately $63,800.

    - Buenos Aires al Pacifico San Martin S.A. ("BAPSA"), a company controlled by CORIM and IMPSA that operates the San Martin Railway between Buenos Aires and the Cuyo region in central-western Argentina and provides cargo transportation services along the San Martin Railway. Total telecommunications services provided to BAPSA for 1998 totaled approximately $842,000.

    - Mercantil Andina S.A., an insurance company owned by CORIM and members of the Pescarmona family. Total telecommunications services provided to Mercantil Andina S.A. for 1998 totaled approximately $293,000.

    IMPSAT Colombia provides telecommunications services to several companies within the Suramericana Group, including Suramericana de Seguros, an insurance company, Corporacion Financiera Nacional y Suramericana S.A. ("Corfinsura"), a financial institution, Susalud, a health services company, Proteccion S.A., a pension fund, Suleasing, a finance company, and Sufinanciamiento, a finance company. Representatives of the Suramericana Group serve as directors of Colinvertel, IMPSAT Colombia and IMPSAT Venezuela. During 1998, the total amount of telecommunications services rendered to the Suramericana Group totaled approximately $7,585,000, the most significant of which are detailed as follows:



                          Suramericana de Seguros    889,000
                          Corfinsura                 200,000
                          Susalud                     86,000
                          Sufinanciamiento           169,000
                          Proteccion                 230,000
                          Suleasing                  106,000

                          Conavi                     1,247,000
                          Suvalor                      165,000
                          Industrias Noel              380,000
                          Acerias Paz del Rio          100,000
                          Suratep                       96,000
                          Sodexho Pass                 258,000
                          Almacenes Exito              175,000
                          BanColombia                3,361,000

    During 1998, IMPSAT Venezuela provided telecommunications services to several companies within the Suramericana Group, including Industrias Alimenticias Noel de Venezuela S.A. and Industrias Alimenticias Hermo de Venezuela S.A., which totaled approximately $118,000, and Cadena de Tiendas Venezolanas S.A., which totaled approximately $727,000.

    The Company provides telecommunications services El Sitio and certain of its subsidiaries. During 1998, total amount of telecommunications services rendered to El Sitio and it subsidiaries by the Company totaled approximately $185,000. IMPSAT Argentina provides CCC S.A., a subsidiary of El Sitio, with a banner on its Web page and Internet access in exchange for the maintenance of both IMPSAT Argentina's institutional Web Page and IMPSAT Argentina's Internet customer oriented Web Page. In addition, El Sitio provides free advertising in the El Sitio Web pages to the Company. No economic value was assigned to these transactions. IMPSAT USA provided telecommunications services to El Sitio totaling approximately $62,000 in 1998. During 1998, IMPSAT Mexico provided telecommunications services to El Sitio totaling approximately $23,000. Mandic S.A. provided Internet services to O Site Ltda., a wholly-owned subsidiary of El Sitio, totaling approximately $100,000 in 1998.

    In the normal course of business, the Company enters into transactions with companies in which CORIM, members of the Pescarmona family, the Suramericana Group and Affiliates of the Holders of the Company's Series A Preferred Stock have an interest. The following is a description of the most significant of such transactions during 1998:

    Mercantil Andina acts from time to time as an insurance broker and an insurer for IMPSAT Argentina. IMPSAT Argentina paid premiums to Mercantil Andina S.A., totaling approximately $465,000 during 1998.

    Corfinsura and BanColombia, are creditors of IMPSAT Colombia. As of December 31, 1998, IMPSAT Colombia was indebted to Corfinsura in the amount of approximately $7,381,000 and to BanColombia in the amount of approximately $12,049,000. The total interest paid for 1998 was approximately $1,933,000.

    Suramericana de Seguros acts from time to time as an insurance broker and an insurer for IMPSAT Colombia. IMPSAT Colombia paid premiums to Suramericana de Seguros totaling approximately $530,000 in 1998.

    Certain other companies within the Suramericana Group, including Suleasing S.A., provide financial leasing services to IMPSAT Colombia. The total indebtedness as of December 31, 1998 was approximately $2,839,000 and the total interest paid in 1998 was approximately $381,000.

    Other payments by IMPSAT Colombia to companies of Suramericana Group in 1998 included: payments of approximately $289,000 to Proteccion, S.A. for pension fund services; Susalud, had total payments of approximately $251,000 for health benefit services and payments of approximately $258,000 to Sodexho Pass for employee luncheon services.

    The Company paid commissions to Morgan Stanley of $5.9 million in 1998 in connection with the placement of the Company's $225,000,000 12 3/8% Notes due 2008.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

Consolidated Financial Statements of IMPSAT Corporation and Subsidiaries

    -    Consolidated Balance Sheets as of December 31, 1998 and 1997

    - Consolidated Statements of Operations and Comprehensive Loss for Each of the Three Years in the Period Ended December 31, 1998

    - Consolidated Statements of Stockholders' (Deficit) Equity for Each of the Three Years in the Period Ended December 31, 1998

    - Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1998

Consolidated Financial Statements of IMPSAT S.A. and Subsidiaries

    -    Balance Sheets as of December 31, 1998 and 1997 and November 30, 1997

    - Statements of Income for the Year Ended December 31, 1998, the One Month Period Ended December 31, 1997 and Each of the Two Years in the Period Ended November 30, 1997

    - Statements of Stockholders' Equity for the Year Ended December 31, 1998, the Year Ended December 31, 1997 (Period of One Month) and for Each of the Two Years in the Period Ended November 30, 1997

    - Statements of Cash Flows for the Year December 31, 1998, the One Month Period Ended December 31, 1997 and for Each of the Two Years in The Period Ended November 30, 1997

(a)(2) LIST OF SCHEDULES.

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

(b) REPORTS ON FORM 8-K.

         On March 15, 1999 a Current Report on Form 8-K was filed by the registrants to disclose that the Company had entered into an agreement with BT pursuant to which BT would acquire a 20% stake in the Company.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, March 31, 1999.


                                          IMPSAT Corporation


                                       By:
                                            Ricardo A. Verdaguer,
                                            President and Chief
                                            Executive Officer

                                            Date: March 31, 1999


                                            IMPSAT S.A.


                                       By:
                                            Marcelo Girotti
                                            President

                                            Date: March 31, 1999

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below (each, a "Signatory") constitutes and appoints Guillermo Jofre and Jose
R. Torres and Mauricio Gabriel Klau (each, an "Agent," and collectively, "Agents") or either of them, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for and in his name, place and stead, in any and all capacities, to sign this Report and any and all amendments thereto and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission. Each Signatory further grants to the Agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary, in the judgment of such Agent, to be done in connection with any such signing and filing, as full to all intents and purposes as he might or could do in person, and hereby ratifies and confirms all that said Agents, or any of them, or their or his other substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

               SIGNATURE                                 TITLE                                             DATE
               ---------                                 -----                                             ----
        /s/ Enrique M. Pescarmona                Chairman of the Board of Directors of IMPSAT            March 31, 1999
                                                 Corporation

        /s/ Ricardo A. Verdagaer                 Director, President and Chief Executive Officer of      March 31, 1999
                                                 IMPSAT Corporation

        /s/ Guillermo Jofre                      Vice President, Finance of IMPSAT Corporation           March 31, 1999

        /s/ Jose R. Torres                       Vice President, Administration and Chief Accounting     March 31, 1999
                                                 Officer of IMPSAT Corporation

        /s/ Roberto Vivo                         Director, Deputy Chief Executive Officer and Vice       March 31, 1999
                                                 President, Marketing of IMPSAT Corporation

        /s/ Alexander Rivelis                    Director and Vice President, International              March 31, 1999
                                                 Development of IMPSAT Corporation

        /s/ Lucas Pescarmona                     Director of IMPSAT Corporation                          March 31, 1999

        /s/ Sofia Pescarmona                     Director of IMPSAT Corporation                          March 31, 1999

        /s/ Marianne Hay                         Director of IMPSAT Corporation                          March 31, 1999

        /s/ Stephen R. Munger                    Director of IMPSAT Corporation                          March 31, 1999

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below (each, a "Signatory") constitutes and appoints Guillermo Jofre, Jose R. Torres and Mauricio Gabriel Klau (each, an "Agent," and collectively, "Agents") and each or any of them, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for and in his name, place and stead, in any and all capacities, to sign this Report and any and all amendments thereto and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission. Each Signatory further grants to the Agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary, in the judgment of such Agent, to be done in connection with any such signing and filing, as full to all intents and purposes as he might or could do in person, and hereby ratifies and confirms all that said Agents, or any of them, or their or his other substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                SIGNATURE                                 TITLE                                            DATE
                ---------                                 -----                                            ----
        /s/ Ricardo A. Verdaguer                  Chairman of the Board of Directors of IMPSAT           March 31, 1999
                                                  Argentina

        /s/ Enrique M. Pescarmona                 Director of IMPSAT Argentina                           March 31, 1999

        /s/ Roberto Vivo                          Director of IMPSAT Argentina                           March 31, 1999

        /s/ Pedro Mayol                           Director of IMPSAT Argentina                           March 31, 1999

        /s/ Marcelo Girotti                       Director of IMPSAT Argentina                           March 31, 1999

        /s/ Jose R. Torres                        Director of IMPSAT Argentina (principal financial      March 31, 1999
                                                  officer)

        /s/ Jorge I. Marine                       Manager, Administration of IMPSAT Argentina            March 31, 1999
                                                  (principal accounting officer)

        /s/ Mauricio Gabriel Klau                 Attorney-in-Fact                                       March 31, 1999

INDEPENDENT AUDITORS' REPORT


To the Shareholders of IMPSAT Corporation:

We have audited the accompanying consolidated balance sheets of IMPSAT Corporation and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, stockholders' (deficit) equity and of cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for license and permit costs in 1998.



Deloitte & Touche LLP
Miami, Florida

March 12, 1999

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997 (IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                    1998                1997

CURRENT ASSETS:
  Cash and cash equivalents                                                            $  90,021          $  10,439
  Trade accounts receivable, net                                                          46,974             36,596
  Other receivables                                                                       20,110             15,583
  Prepaid expenses                                                                         1,994              2,397
                                                                                       ---------          ---------

           Total current assets                                                          159,099             65,015
                                                                                       ---------          ---------

PROPERTY, PLANT AND EQUIPMENT, Net                                                       330,726            255,422
                                                                                       ---------          ---------

NON-CURRENT ASSETS:
  Trade account receivables, net                                                           5,143              5,143
  Investment                                                                              10,708              4,178
  Deferred financing costs, net                                                           10,329              4,044
  Intangible assets, net                                                                   7,920              2,003
  Other non-current assets                                                                 3,293              4,111
                                                                                       ---------          ---------

           Total non-current assets                                                       37,393             19,479
                                                                                       ---------          ---------

TOTAL                                                                                  $ 527,218          $ 339,916
                                                                                       =========          =========


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                                             $  32,416          $  25,289
  Short-term debt                                                                         19,262             50,189
  Current portion of long-term debt                                                       21,138             10,186
  Accrued liabilities                                                                     12,628              8,878
  Deferred income taxes, net                                                                 120                247
  Other liabilities                                                                       12,346              8,649
                                                                                       ---------          ---------

           Total current liabilities                                                      97,910            103,438
                                                                                       ---------          ---------

LONG-TERM DEBT, Net                                                                      379,292            159,677
                                                                                       ---------          ---------

OTHER LONG-TERM LIABILITIES                                                                3,446              3,014
                                                                                       ---------          ---------
COMMITMENTS AND CONTINGENCIES (Note 14)

MINORITY INTEREST                                                                         13,071             10,398
                                                                                       ---------          ---------
REDEEMABLE PREFERRED STOCK, Convertible, Series A,
  10%, cumulative dividend; 25,000 shares authorized,
  issued and outstanding; liquidation preference $5,400
  per share                                                                              135,018
                                                                                       ---------
STOCKHOLDERS' (DEFICIT) EQUITY:
  Common stock, $1 par value; 150,000,000 shares authorized;
    100,792,640 shares issued and outstanding at December 31,
    1998 and 1997, respectively                                                          100,793            100,793
  Accumulated deficit                                                                    (71,391)           (37,404)
  Treasury stock, 25,198,160 shares, at cost                                            (125,000)
  Amount paid in excess of carrying value of assets acquired from
    related party                                                                         (5,395)
  Accumulated other comprehensive loss                                                      (526)
                                                                                       ---------          ---------

           Total stockholders' (deficit) equity                                         (101,519)            63,389
                                                                                       ---------          ---------

TOTAL                                                                                  $ 527,218          $ 339,916
                                                                                       =========          =========


See notes to consolidated financial statements.


IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
DECEMBER 31, 1998 (IN THOUSANDS OF U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------

                                                                   1998               1997              1996

NET REVENUES FROM SERVICES                                     $  208,089         $  161,065        $  128,393
                                                               -----------        ----------        ----------

COST AND EXPENSES:
  Variable cost of services                                        36,369             27,333            21,494
  Satellite capacity cost                                          24,507             19,230            13,925
  Salaries, wages and benefits                                     38,198             29,109            25,561
  Selling, general and administrative                              45,199             33,356            23,030
  Depreciation and amortization                                    36,946             28,673            26,318
                                                               -----------        ----------        ----------

           Total cost and expenses                                181,219            137,701           110,328
                                                               -----------        ----------        ----------

           Operating income                                        26,870             23,364            18,065
                                                               -----------        ----------        ----------

OTHER INCOME (EXPENSES):
  Interest expense, net                                           (44,698)           (24,272)          (23,185)
  Net gain (loss) on foreign exchange                                (675)              (276)              910
  Other income (expense), net                                         760               (151)            1,035
                                                               ----------         ----------        ----------

           Total other expense                                    (43,263)           (24,699)          (21,240)
                                                               ----------         ----------        ----------

LOSS BEFORE INCOME TAXES, CUMULATIVE
  EFFECT AND MINORITY INTEREST                                    (16,393)            (1,335)           (3,175)

PROVISION FOR INCOME TAXES                                         (3,805)            (5,263)           (3,542)
                                                               ----------         ----------        ----------

LOSS BEFORE CUMULATIVE EFFECT
  AND MINORITY INTEREST                                           (20,198)            (6,598)           (6,717)

CUMULATIVE EFFECT OF  A CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF TAX                                 (1,269)

INCOME ATTRIBUTABLE TO MINORITY INTEREST                           (2,502)              (993)           (1,766)
                                                               ----------         ----------        ----------

NET LOSS BEFORE DIVIDENDS ON
  REDEEMABLE PREFERRED STOCK                                      (23,969)            (7,591)           (8,483)

DIVIDENDS ON REDEEMABLE PREFERRED STOCK                           (10,018)
                                                               ----------         ----------        ----------

NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                                                    (33,987)            (7,591)           (8,483)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT                            (526)
                                                               ----------         ----------        ----------

COMPREHENSIVE LOSS                                             $  (34,513)        $   (7,591)       $   (8,483)
                                                               ==========         ==========        ==========


See notes to consolidated financial statements.


IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
DECEMBER 31, 1998 (IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------------------




                                                            COMMON STOCK        IMPSAT    ACCUMULATED     TREASURY
                                                        SHARES        STOCK    ARGENTINA  DEFICIT(*)       STOCK

BALANCE AT DECEMBER 31, 1995                           51,301,000   $  51,301  $ 13,360   $  (8,240)

  IMPSAT Argentina exchange (51%)                      26,450,000      26,450   (13,360)    (13,090)

  Net loss for the year                                                                      (8,483)
                                                     ------------   ---------  --------   ---------      ----------

BALANCE AT DECEMBER 31, 1996                           77,751,000      77,751         -     (29,813)              -

  IMPSAT Argentina exchange (43.5%)                    23,041,640      23,042

  Additional capitalization IMPSAT
    Colombia and IMPSAT Venezuela

  Net loss for the year                                                                      (7,591)
                                                     ------------   ---------  --------   ---------      ----------

BALANCE AT DECEMBER 31, 1997                          100,792,640     100,793         -     (37,404)              -

  Acquisition of treasury stock                       (25,198,160)                                       $ (125,000)

  Acquisition of IMPSAT Brazil (Note 2)

  Change in minority interest, primarily related to the acquisition of Mandic S.A. (Note 2)

  Dividends on redeemable preferred stock                                                   (10,018)

  Amortization of amount paid in excess
    of carrying value of net assets acquired from related party

  Foreign currency translation adjustment

  Net loss for the year                                                                     (23,969)
                                                     ------------   ---------  --------   ---------      ----------

BALANCE AT DECEMBER 31, 1998                           75,594,480   $ 100,793  $      -   $ (71,391)     $ (125,000)
                                                     ============   =========  ========   =========      ==========

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
DECEMBER 31, 1998 (IN THOUSANDS OF U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------

                                                      AMOUNT PAID
                                                     IN EXCESS OF
                                                       CARRYING
                                                         VALUE
                                                     OF NET ASSETS    ACCUMULATED
                                                       ACQUIRED          OTHER
                                                         FROM        COMPREHENSIVE                  MINORITY
                                                     RELATED PARTY        LOSS         TOTAL        INTEREST

BALANCE AT DECEMBER 31, 1995                                                        $   56,421     $  28,495

  IMPSAT Argentina exchange (51%)

  Net loss for the year                                                                 (8,483)        1,766
                                                        --------         ------     ----------     ---------

BALANCE AT DECEMBER 31, 1996                                   -              -        (47,938)       30,261

  IMPSAT Argentina exchange (43.5%)                                                     23,042       (22,393)

  Additional capitalization IMPSAT
    Colombia and IMPSAT Venezuela                                                                      1,537

  Net loss for the year                                                                 (7,591)          993
                                                        --------         ------     ----------     ---------

BALANCE AT DECEMBER 31, 1997                                   -              -         63,389        10,398

  Acquisition of treasury stock                                                       (125,000)

  Acquisition of IMPSAT Brazil (Note 2)                 $ (5,679)                       (5,679)

  Change in minority interest, primarily related
    to the acquisition of Mandic S.A. (Note 2)                                                           171

  Dividends on redeemable preferred stock                                              (10,018)

  Amortization of amount paid in excess
    of carrying value of net assets acquired
    from related party                                       284                           284

  Foreign currency translation adjustment                                $ (526)          (526)

  Net loss for the year                                                                (23,969)        2,502
                                                        --------         ------     ----------     ---------

BALANCE AT DECEMBER 31, 1998                            $ (5,395)        $ (526)    $ (101,519)    $  13,071
                                                        ========         ======     ==========     =========

(*) Includes an appropriation of retained earnings amounting to $1,254, $1,410 and $1,622 in 1996, 1997 and 1998, respectively, to comply with legal reserve requirements in Argentina.


See notes to consolidated financial statements.


IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 1998 (IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------------------

                                                                                   1998            1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $  (23,969)     $  (7,591)      $  (8,483)
  Adjustments to reconcile net loss to net cash
    provided by operating activities, net of acquisition:
      Cumulative effect of a change in accounting principle                         1,269
      Amortization and depreciation                                                36,946         28,673          26,318
      Deferred income tax (benefit) provision                                        (127)         4,964           3,012
      Income attributable to minority interest                                      2,502            993           1,766
      Changes in assets and liabilities:
         Increase in trade accounts receivable, net                               (10,128)       (13,627)         (6,525)
         Decrease (increase) in prepaid expenses                                       75          1,671          (1,406)
         Increase in other receivables and other
           non-current assets                                                      (1,969)        (4,678)         (6,647)
         Increase (decrease) in accounts payable - trade                            4,204          4,627             (41)
         Increase in accrued and other liabilities                                  6,979          1,526           4,340
         Increase (decrease) in other long-term liabilities                           432            581          (2,491)
                                                                               ----------      ---------       ---------

             Net cash provided by operating activities                             16,214         17,139           9,843
                                                                               ----------      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                     (107,461)       (55,028)        (53,648)
  Cash paid in Mandic S.A. acquisition, net of cash acquired                       (8,485)
  Cash paid in IMPSAT Brazil merger                                                (5,679)
  Increase in investment                                                           (6,530)        (3,052)
  Capitalized license and permit costs                                                                               (33)
                                                                               ----------      ---------       ---------

             Net cash used by investing activities                               (128,155)       (58,080)        (53,681)
                                                                               ----------      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments on) borrowings from short-term debt                               (31,358)        18,337         (28,483)
  Capital contribution from minority interest                                                      1,537
  Proceeds from long-term debt, net of deferred
    financing costs                                                               228,097         10,483         132,888
  Repayments of long-term debt                                                     (5,216)        (7,872)        (37,888)
  Acquisition of treasury stock                                                  (125,000)
  Proceeds from issuance of redeemable preferred stock                            125,000
                                                                               ----------      ---------       ---------

             Net cash provided by financing activities                            191,523         22,485          66,517
                                                                               ----------      ---------       ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                 79,582        (18,456)         22,679

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                                          10,439         28,895           6,216
                                                                               ----------      ---------       ---------

CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                                                      $   90,021      $  10,439       $  28,895
                                                                               ==========      =========       =========

                                                                    (Continued)


IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 1998 (IN THOUSANDS OF U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------

                                                                                     1998          1997          1996

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                    $ 45,967      $ 23,442     $ 19,413
                                                                                   ========      ========     ========

  Foreign income taxes paid                                                        $  1,901      $  1,375     $  1,015
                                                                                   ========      ========     ========

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
    Equipment in transit                                                           $  2,473      $  1,412     $    350
                                                                                   ========      ========     ========

  Common stock issued in exchange for an additional 44%
    and 51% of IMPSAT Argentina, respectively                                                    $ 23,043     $ 26,450
                                                                                                 ========     ========

  Accrued dividends on redeemable preferred stock                                  $ 10,018
                                                                                   ========

  Fair value of net assets acquired in Mandic S.A.

    acquisition                                                                    $  1,794
                                                                                   ========

                                                                    (Concluded)


See notes to consolidated financial statements.


IMPSAT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------


1.      BACKGROUND AND EVOLUTION

        IMPSAT Corporation, a Delaware holding company (the "Company"), is a privately-held corporation which provides and operates private networks of integrated data and voice telecommunications systems in a number of countries in Latin America. The Company provides a full range of private telecommunications network services which are tailored to meet the specific system requirements of its customers, including digital information (data, voice and video) transmission via VSAT, SCPC, fiber optic and microwave technology and a wide range of value added services, including internet access and electronic commerce; fax store and forward; healthcare billing and insurance verification services; and video-conferencing and long-distance learning. The Company utilizes its array of service offerings in different ways to create customized packages that best suit each customer's private telecommunications network system needs. The Company's principal line of business comprises the provision of data transmission services for large national and multinational companies, financial institutions, and governmental agencies and other business customers in Latin America. The Company provides its services through its owned advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave link and leased satellite and fiber optic capacity.

        The Company was formed in August 1994 for the purpose of combining operating entities in Argentina, Colombia and Venezuela, which were previously controlled by common ownership. The original operating entity was established in Argentina in 1990 under the name of IMPSAT S.A. ("IMPSAT Argentina"). Thereafter, operating entities were established in Colombia in 1992 ("IMPSAT Colombia") and in Venezuela in 1993 ("IMPSAT Venezuela"). Other operating subsidiaries have been created or acquired in Mexico, Ecuador, Peru (inactive), United States and Brazil.

        The Company's operating subsidiaries at December 31, 1998 are as follows:

                                                                       OWNERSHIP
COUNTRY                   OPERATING SUBSIDIARIES                       PERCENTAGE

Argentina          Impsat S.A.                                               95.2 %
Colombia           Impsat S.A.                                               74.2
Venezuela          Telecomunicaciones Impsat S.A.                            75.0
Mexico             Impsat S.A. de C.V.                                       99.9
Ecuador            Impsatel del Ecuador S.A.                                100.0
USA                Impsat USA, Inc.                                         100.0
Brazil             Impsat Comunicacoes Ltda.                                 99.9
Brazil             Mandic BBS Planejamento e Informatica S.A.                75.1

        In addition, the Company owns International Satellite Capacity Holdings, NG (Liechtenstein) which serves a intermediary function to the Company and its operating subsidiaries.




2.      MERGERS AND ACQUISITIONS

        On June 1, 1998, the Company acquired from Nevasa Holdings Limited ("Nevasa"), the Company's parent, 99.9% of the capital stock of IMPSAT Comunicacoes Ltda. ("IMPSAT Brazil"), a Brazilian company, for approximately $5,700. The purchase price for IMPSAT Brazil represented the total amount of pre-operating and development costs and expenses incurred for IMPSAT Brazil by Nevasa. IMPSAT Brazil was established by Nevasa and operates under a value added telecommunications license permitting IMPSAT Brazil to lease satellite capacity directly from EMBRATEL, Brazil's long-distance carrier, and sell corporate private telecommunications network services (data, voice and video) using terrestrial and satellite links to third parties. The acquisition, as is the case for transactions among companies under common control, has been accounted for in a manner similar to the pooling of interests method of accounting, whereby all assets and liabilities have been recorded at their historical carrying amounts and the acquisition was recorded as if the transaction occurred on January 1, 1998. IMPSAT Brazil did not have material operations in 1997 as it was in the pre-operating phase. Amounts paid in excess of carrying value of the underlying net assets acquired were recorded as a reduction of stockholders' deficit and are being amortized on a straight-line basis over a period of 10 years.

        On April 20, 1998, the Company signed a definitive agreement to purchase a 75.1% interest in Mandic BBS Planejamento e Informatica S.A. ("Mandic S.A."), a Brazilian internet access provider, for approximately $9,800. The remaining 24.9% will be owned by Mr. Aleksander Mandic, the founder and current president of Mandic S.A. The initial stage of the acquisition of Mandic S.A., pursuant to which the Company acquired a 58.5% interest, was consummated on May 29, 1998, and the remaining 16.6% interest was acquired during November 1998. The acquisition was accounted for as a purchase.

        The purchase price was allocated as follows:

Estimated fair value of net assets acquired                              $ 1,794
Goodwill                                                                   7,991
                                                                         -------

Purchase price                                                           $ 9,785
                                                                         =======

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION - The financial statements are presented on a consolidated basis and include the accounts of the Company and its subsidiaries. IMPSAT Argentina has been consolidated on the basis of its fiscal year-end, November 30. Effective December 31, 1997, IMPSAT Argentina changed its fiscal year to December 31. All significant intercompany transactions and balances have been eliminated.

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

        REVENUE RECOGNITION - The Company provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the quantity and type of equipment



                                     -F-8-
        installed. The fees stipulated in the contracts are generally denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total revenue from services for the years ended December 31, 1998, 1997 and 1996.

        PROPERTY, PLANT AND EQUIPMENT COSTS - Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

         Buildings and improvements                                                                      10-25 years
         Operating communications equipment                                                              5-10 years
         Furniture, fixtures and other equipment                                                         2-10 years

        INVESTMENT - Investment represents a less than 1.0% ownership interest (at December 31, 1998 and 1997, respectively) by the Company in an unaffiliated cooperative established for the purchase and leasing of satellite capacity time and is accounted for under the cost method.

        DEFERRED FINANCING COSTS - Debt issuance costs and transaction fees, which are associated with the issuance of the Company's 12 1/8% Senior Guaranteed Notes due 2003 (the "Senior Guaranteed Notes") and the 12 3/8% Senior Notes due 2008 (the "Senior Notes") (see Note 8) are being amortized (and charged to interest expense) over the term of the related notes on a method which approximates the level yield method.

        INTANGIBLE ASSETS - Intangible assets include license and permit costs (in 1997) and goodwill (in 1998). License and permit costs, such as legal costs, regulatory fees and application costs incurred to obtain and make functional the operating licenses in each respective country in the amount of approximately $3,700, were capitalized and were being amortized on the straight-line basis over periods not to exceed ten years. In connection with the early adoption of the American Institute of Certified Public Accountants' Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, as of January 1, 1998, the unamortized license and permit costs were expensed as a cumulative effect of a change in accounting principles. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired of Mandic S.A. (see Note 2) of approximately $7,991, is being amortized on a straight-line basis of over a period of 15 years. The Company reviews the carrying value of goodwill on an ongoing basis. If such review indicates that these values may not be recoverable, the Company's carrying value will be reduced to its estimated fair value.

        LONG-LIVED ASSETS - Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded for the years ended December 31, 1998, 1997 and 1996.

        INCOME TAXES - Deferred income taxes result from temporary differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

        FOREIGN CURRENCY TRANSLATION - The Company's subsidiaries generally use the U.S. dollar as the functional currency. Accordingly, the financial statements of the subsidiaries were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the functional currency are included as net gain or loss on foreign exchange, except for those which use the local currency as functional currency that are included in stockholders' equity.



        FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include receivables, investment, payables, short- and long-term debt. The fair value of such financial instruments have been determined using available market information and interest rates as of December 31, 1998 and 1997.

        At December 31, 1998, the fair value of the Senior Guaranteed Notes and Senior Notes was approximately $299,000 compared to the carrying value of $350,000. At December 31, 1997, the fair value of the Senior Guaranteed Notes was approximately $129,000 compared to the carrying value of $125,000. The fair value of all other financial instruments were not materially different from their carrying value.

        STOCK-BASED COMPENSATION - SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee and non-employee members of the Board compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee of the Board are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee or non-employee member of the Board must pay for the stock.

        RECLASSIFICATIONS - Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

        NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income be reported on one of the following:
        (1) the statement of income; (2) the statement of changes in stockholders' equity; or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). SFAS No. 130 was adopted as of January 1, 1998.

        In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 was adopted as of January 1, 1998.

        In March 1998, the American Institute of Certified Public Accountants issues Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal year beginning after December 15, 1998. Management does not expect the adoption of SOP 98-1 to have a significant impact on the Company's financial statements.

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 1999.



        Management has not determined what effects, if any, the adoption of SFAS No. 133 will have on the Company's financial statements.

4.      TRADE ACCOUNTS RECEIVABLE

        Trade accounts receivable, by operating subsidiaries, at December 31 are summarized as follows:

                                                                     1998                1997

IMPSAT Argentina                                                  $ 36,378            $ 27,531
IMPSAT Colombia                                                      8,480              10,102
IMPSAT Venezuela                                                     4,293               2,202
IMPSAT Ecuador                                                       1,559                 990
IMPSAT USA                                                           2,836               1,359
IMPSAT Brasil and Mandic S.A.                                        2,963
Others                                                                 574                 345
                                                                  --------            --------

        Total                                                       57,083              42,529
Less: allowance for doubtful accounts                              (10,109)             (5,933)
                                                                  --------            --------

Trade accounts receivable, net                                    $ 46,974            $ 36,596
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

        The activity for the allowance for doubtful accounts at December 31 is as follows:

                                                               1998                1997              1996

Beginning balance                                            $ 5,933            $ 2,803           $ 1,130
Provision for doubtful accounts                                5,312              3,269             1,673
Write-offs, net of recoveries                                 (1,136)              (139)
                                                            --------            -------           -------

Ending balance                                              $ 10,109            $ 5,933           $ 2,803
                                                            ========            ========          =======

5.      OTHER RECEIVABLES

        Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries as follows at December 31:

                                                         1998                1997

IMPSAT Argentina                                     $    6,439          $    4,753
IMPSAT Colombia                                           5,064               4,460
IMPSAT Venezuela                                          2,527               2,133
IMPSAT Ecuador                                              835                 548
IMPSAT Mexico                                             1,078               2,133
IMPSAT Brazil                                             1,124
Others                                                    3,043               1,556
                                                     ----------          ----------

Total                                                $   20,110          $   15,583
                                                     ==========          ==========


6.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 31 consisted of:

                                                                   1998                  1997

Land                                                            $   1,750             $   1,478
Building and improvements                                          29,760                23,312
Operating communications equipment                                398,577               301,525
Furniture, fixtures and other equipment                            20,271                14,503
                                                                ---------             ---------

           Total                                                  450,358               340,818
Less:  accumulated depreciation                                  (126,728)              (92,255)
                                                                ---------             ---------

           Total                                                  323,630               248,563
Equipment in transit                                                4,289                 6,525
Projects in process                                                 2,807                   334
                                                                ---------             ---------

Property, plant and equipment, net                              $ 330,726             $ 255,422
                                                                =========             =========


        The recap of accumulated depreciation at December 31 is as follows:

                                                                1998                  1997                 1996

Beginning balance                                           $  92,255              $ 64,250            $ 47,155
Depreciation expense                                           36,027                29,665              25,913
Disposals and retirements                                      (1,554)               (1,660)             (8,818)
                                                            ---------              --------            --------

Ending balance                                              $ 126,728              $ 92,255            $ 64,250
                                                            =========              ========            ========

7.      SHORT-TERM DEBT

        The Company's short-term debt at December 31 is detailed as follows:

                                                                                 1998                1997

Commercial paper (7.55% to 8.33%)                                                                 $ 25,000
Short-term credit facilities, denominated in U.S. dollars;
  interest rates ranging from 5.72% to 12.75%;
    IMPSAT Argentina                                                          $ 11,000              15,850
    IMPSAT Colombia                                                              5,859               5,414
    IMPSAT Venezuela                                                                                 1,714
    IMPSAT Ecuador                                                                                     992
    Others                                                                         203
Short-term credit facilities, denominated in local
  currencies; local interest rates;
    IMPSAT Argentina (12.75%)                                                    2,000
    IMPSAT Ecuador (18.0%)                                                         200
    IMPSAT Venezuela (28.0% to 32.0%)                                                                1,219
                                                                              --------            --------

Total short-term debt                                                         $ 19,262            $ 50,189
                                                                              ========            ========

        The Company has historically refinanced its short term credit facilities on an annual basis.



8.      LONG-TERM DEBT

        The Company's long-term debt at December 31 is detailed as follows:


                                                                                                1998            1997

12.125% Senior Guaranteed Notes due 2003                                                     $ 125,000        $ 125,000
12.375% Senior Notes due 2008                                                                  225,000
Term notes payable:
  IMPSAT Colombia; with maturities through 2002 collateralized by equipment with a carrying value of approximately $14,000 and the assignment of customer contracts totalling approximately $12,000 denominated in:
      U.S. dollars (interest rates 8.50% - 14.50%)                                              32,204           27,111
      Local currency (interest rates 27% - 46%)                                                  6,156            6,380
  IMPSAT Argentina (6.56% - 6.75%), maturing semiannually
       through 2003, collateralized by investment                                                4,802            2,435
  IMPSAT USA (8.25% - 8.75%), mortgage and other
    collateralized debts                                                                         2,066
  IMPSAT Venezuela (9.00% - 10.75%), maturing during 2001                                        3,508            5,550
Eximbank notes payable (7.00%), maturing semiannually
   through 1999                                                                                  1,694            3,387
                                                                                             ---------        ---------


           Total long-term debt                                                                400,430          169,863

Less:  current portion                                                                         (21,138)         (10,186)
                                                                                             ---------        ---------

Long-term debt, net                                                                          $ 379,292        $ 159,677
                                                                                             =========        =========


       The scheduled maturities of long-term debt at December 31, 1998 are as follows:


       FISCAL YEAR

       1999                                                       $ 21,138
       2000                                                         19,613
       2001                                                          5,541
       2002                                                          3,029
       2003 and thereafter                                        $351,109
                                                                  --------
       Total                                                      $400,430
                                                                  ========


       The Senior Guaranteed Notes, Senior Notes and some of the term notes payable for IMPSAT Colombia and IMPSAT Venezuela contain certain covenants requiring certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.




9.     INCOME TAXES

       For the years ended December 31, 1998, 1997 and 1996, the provision for income taxes, all of which are for foreign taxes, consist of a current provision of $3,932, $299 and $530, respectively, and a deferred (benefit) provision of $(127), $4,964 and $3,012, respectively. The foreign statutory tax rates range from 20% to 35% depending on the particular country. There is no provision or benefit for U.S. income taxes, as the Company has net operating loss carryforwards in the amount of $24,235, which begin to expire in the year 2010. Deferred taxes result from temporary differences in the capitalization policies of preoperating costs and net operating loss carryforwards. The composition of net deferred tax liability at December 31 is as follows:




                                                                     1998                     1997
       Deferred tax assets:
         Preoperating costs:
           IMPSAT Colombia                                        $   1,787                    $ 1,698
           IMPSAT Venezuela                                           1,065                      1,380
           IMPSAT Ecuador                                                                           58

           Net operating loss carryforwards:
           IMPSAT Brazil                                              2,576
           IMPSAT Venezuela                                           3,604                      4,048
           IMPSAT Mexico                                              3,369                      2,487
           IMPSAT Ecuador                                                                          876
           Company and IMPSAT USA                                     9,249                      2,745
         Other:
           IMPSAT Colombia                                               23                        139
           IMPSAT Mexico                                                 63                         54
                                                                   --------                    -------

       Gross deferred tax assets                                     21,736                     13,485
                                                                   --------                    -------
       Deferred tax liabilities:
         IMPSAT Argentina                                            (4,301)                    (4,301)
         IMPSAT Colombia                                                                          (389)
         IMPSAT Mexico                                                 (197)                      (293)
                                                                   --------                    -------

       Gross deferred tax liabilities                                (4,498)                    (4,983)
                                                                  ---------                    -------

       Less:  valuation allowance                                   (17,318)                    (8,749)
                                                                  ---------                    -------

       Net deferred tax liability                                 $    (120)                   $  (247)
                                                                  =========                    =======


       As there is no assurance that the Company will generate sufficient earnings to utilize its available tax assets, a valuation allowance has been established to offset deferred tax assets.

10.     REDEEMABLE PREFERRED STOCK

       On March 19, 1998, the Company redeemed 25% of its outstanding common stock previously held by STET International Netherlands NV (the "STET Shares") with the proceeds of a substantially concurrent issuance and sale of $125,000 of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock were offered and sold to Princes Gate Investors II, L.P. ("Princes Gate") and Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. ("MSGEM"), two private equity funds that are affiliates of Morgan Stanley Dean Witter & Co., and to certain other investors affiliated with Princes Gate and MSGEM (such investors along with Princes Gate and MSGEM, the "Purchasers"). The Series A Preferred Stock was convertible at the date


                                     -F-14-
       of issuance into 25% of the common stock of the Company and as of December 31, 1998 was convertible into 26.5% of the Common Stock of the Company.

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

       11. STOCK OPTION PLAN

       In December 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"), pursuant to which 8,067,268 shares of Company's Common Stock were reserved for issuance upon exercise of options. The 1998 Plan is designed as a means to retain and motivate key employees and directors. The Company's Stock Option Committee, or in the absence thereof, the Board, administers and interprets the 1998 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including executive officers and directors (whether or not they are employees) of the Company or affiliated companies. Options granted under the 1998 Plan are on such terms and at such prices as determined by the Stock Option Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Common Stock on the date of grant. The 1998 Plan will terminate on December 1, 2008, unless sooner terminated by the Company's Board.

       During the year ended December 31, 1998, the Company granted options for 746,000 shares (the "Covered Shares") at an exercise price of $4.96. These options vest on each of the first, second and third anniversaries of the date of grant, as to 10%, 30%, and 30%, respectively, of the Covered Shares. On the fourth anniversary of the date of grant, the option vests as to the remainder of the Covered Shares.

       The Company applies APB No. 25 and related interpretations in accounting for its stock options plan to employees and non-employee members of the Board as described in Note 1. Accordingly, no compensation expense has been recognized in the year ended December 31, 1998 related to this plan.

       For purposes of the following pro forma disclosures, the fair value of the options granted in 1998 was estimated using the minimum value method prescribed by SFAS No. 123 for nonpublic entities with the following assumptions: no dividend yields; no volatility; risk-free interest rate of 7.0%; and an expected term of 4 years. Had compensation cost been determined based on the fair value at the date of grant consistent with the requirement of SFAS 123, the Company's net loss and comprehensive loss would have increased by approximately $225.




12.     OPERATING SEGMENT INFORMATION

       The Company's operating segment information, by subsidiary (eliminating intercompany transactions), is as follows for the years ended December 31, 1998, 1997 and 1996:

                                                                                                      PARENT
                                                                                                     COMPANY
                           IMPSAT      IMPSAT    IMPSAT    IMPSAT     IMPSAT    IMPSAT     IMPSAT      AND     CONSOLIDATED
1998                      ARGENTINA   COLOMBIA  VENEZUELA  MEXICO    ECUADOR      USA      BRAZIL     OTHERS       TOTAL
Total Assets               $ 234,844  $ 105,187  $ 36,269   $ 8,640   $ 21,262  $ 15,095   $ 27,348   $ 78,573     $ 527,218
                           ---------  ---------  --------   -------   --------  --------   --------   --------     ---------
Net Revenues
  From Services:
  Satelitte Based:

    VSAT Technology         $ 37,653   $ 13,491   $ 4,318     $ 184    $ 1,624                $ 469                 $ 57,739
    SCPC Technology           26,078     22,058     6,938     2,951      5,433   $ 6,536      1,019                   71,013
Terrestrial Based             16,389     15,696       837        64        604                   46                   33,636
Value Added                   18,025      8,658     2,772     1,145      2,156     2,587      2,112    $ 8,246        45,701
                           ---------  ---------  --------   -------   --------  --------   --------   --------     ---------
Total                       $ 98,145   $ 59,903  $ 14,865   $ 4,344    $ 9,817   $ 9,123    $ 3,646    $ 8,246     $ 208,089
                           =========  =========  ========   =======   ========  ========   ========   ========     =========

Operating income (loss)     $ 14,779   $ 21,458     $ 366  $ (2,333)   $ 1,535   $ 1,057   $ (7,611)  $ (2,381)     $ 26,870
                           =========  =========  ========   =======   ========  ========   ========   ========     =========

1997

Total Assets               $ 197,820   $ 85,709  $ 27,478   $ 6,199   $ 12,991   $ 5,931       $ -     $ 3,788     $ 339,916
                           =========  =========  ========   =======   ========  ========   ========   ========     =========

Net Revenues
  From Services:
  Satelitte Based:

    VSAT Technology         $ 33,022   $ 17,458   $ 2,623      $ 65    $ 1,467                  $ -                 $ 54,635
    SCPC Technology           31,638     15,336     5,041     1,321      2,967   $ 3,547                              59,850
Terrestrial Based              7,123     12,073       443         9        209                                        19,857
Value Added                   19,007      4,646       500        32        871     1,471                 $ 196        26,723
                           ---------  ---------  --------   -------   --------  --------   --------   --------     ---------
Total                       $ 90,790   $ 49,513   $ 8,607   $ 1,427    $ 5,514   $ 5,018       $ -       $ 196     $ 161,065
                           =========  =========  ========   =======   ========  ========   ========   ========     =========

Operating income (loss)     $ 13,299   $ 20,213    $ (811) $ (1,809)   $ 1,651     $ 297       $ -    $ (9,476)     $ 23,364
                           =========  =========  ========   =======   ========  ========   ========   ========     =========

1996

Total Assets               $ 177,952   $ 70,501  $ 23,718   $ 7,043    $ 9,795     $ 997       $ -    $ 25,224     $ 315,230
                           =========  =========  ========   =======   ========  ========   ========   ========     =========

Net Revenues
  From Services:
  Satelitte Based:

    VSAT Technology         $ 37,473   $ 15,950   $ 1,514      $ 16    $ 1,159                  $ -        $ -      $ 56,112
    SCPC Technology           31,232     11,416     2,694       182      1,511     $ 471                              47,506
Terrestrial Based              5,432      5,416       212                   17                                        11,077
Value Added                   11,011      2,496        76        -         115        -          -          -         13,698
                           ---------  ---------  --------   -------   --------  --------   --------   --------     ---------
Total                       $ 85,148   $ 35,278   $ 4,496     $ 198    $ 2,802     $ 471       $ -        $ -      $ 128,393
                           =========  =========  ========   =======   ========  ========   ========   ========     =========

Operating income (loss)     $ 14,459   $ 14,256    $ (731) $ (1,759)      $ 82    $ (325)      $ -    $ (8,417)     $ 18,065
                           =========  =========  ========   =======   ========  ========   ========   ========     =========


13.     RELATED PARTY TRANSACTIONS

       The Company in the normal course of its business provides telecommunications network services to affiliates of its majority stockholder and to affiliates of the minority stockholders of certain of its subsidiaries. During the years ended December 31, 1998, 1997 and 1996, such services totaled approximately $10,080, $6,700 and $1,800, respectively. In addition, the Company also enters into transactions with such affiliates, which primarily include financial (borrowings), insurance, and employee benefits services. During the years ended December 31, 1998, 1997 and 1996, such transactions totaled approximately $4,256, $3,755 and $856, respectively.



       Investment banking fees amounting to $5,900 were paid to representative affiliates of the redeemable preferred stock shareholders during 1998.

14.     COMMITMENTS AND CONTINGENCIES

       The Company leases satellite capacity with average annual rental commitments of approximately $24,634, through the year 2003. In addition, the Company has commitments to purchase communications equipment amounting to approximately $6,833 and was obligated under letter of credits amounting to approximately $69 at December 31, 1998.

       The Company is a third party guarantor of up to 75% of a $6,000 credit facility provided to IMPSAT Venezuela by a regional development fund. At December 31, 1998, the balance outstanding on the credit facility amounted to approximately $3,500.

       During May 1997, the Company and IMPSAT Argentina entered into a three party arrangement with a financial institution whereby $60,000 was borrowed by the subsidiary and concurrently a like amount certificate of deposit was placed at the financial institution by the Company. The arrangements establish a right of setoff and, accordingly, the amounts have been netted for purposes of the consolidated financial statement presentation. The arrangements expire in July 1999.

       The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

       In November 1996, IMPSAT Argentina filed suit against one of its customers, ENCOTESA, for amounts due and arising under IMPSAT Argentina's contracts with ENCOTESA, the Argentine national postal service. On December 27, 1996, ENCOTESA filed its reply to IMPSAT Argentina's claim. The court has not yet ruled upon IMPSAT Argentina's claim against ENCOTESA. In September 1997, ENCOTESA was privatized and emerged as Correo Argentino S.A. In connection therewith, the claim by IMPSAT Argentina remained with ENCOTESA. Based on these developments, the Company has reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value of $5,143 as determined by the Company's management based on the advice of local legal counsel. IMPSAT Argentina and ENCOTESA have held discussions in an effort to settle IMPSAT Argentina's claims against ENCOTESA, and during the pendency of such discussions the parties have deferred further court proceedings. To date, the parties have been unable to reach any settlement of the matter. The Company will continue to assess the effect that the ENCOTESA receivables situation will have on its results of operations, liquidity or capital resources.

15.     SUBSEQUENT EVENTS

       DEVALUATIONS - The Brazilian Central Bank introduced changes in the exchange policies by the end of the second week of January 1999. These changes eliminated the exchanging range whereby the fluctuation margin of the Brazilian real in relation to the United States dollar was managed, allowing the market to freely negotiate the rate of exchange. The Brazilian real has lost about 40% of its value in relation to the Unites States dollar, if compared with the prevailing exchange rate as of December 31, 1998. Based on the balances of monetary assets and liabilities denominated in Brazilian reales at December 31, 1998, the Company estimates it has realized approximately $3,300 in foreign exchange losses through the end of February 1999. This loss will be reflected in the end of February 1999.

       Ecuador has also experienced a devaluation of approximately 37% with the prevaling exchange rate as of December 31, 1998. Based on the balances of monetary assets and liabilities denominated in sucres



                                     -F-17-
       at December 31, 1998, the Company estimates it has realized approximately $74 in foreign exchange losses through the end of February 1999. This loss will be reflected in the first quarter of 1999.

       The Company continues to operate in Brazil and Ecuador and therefore has exposure to further currency exchange risks.

       COMMON STOCK - In connection with the Share Purchase Agreement described below, the Board amended and restated the articles of incorporation of the Company, increasing the authorized shares of common stock from 150,000,000 to 155,000,000.

       SHARE PURCHASE AGREEMENT - On March 10, 1999, a Share Purchase Agreement was entered into among the Company, Nevassa and British Telecommunications plc ("BT"), in which the Company agreed to issue, sell and deliver 20,158,528 newly issued shares of common stock to BT and Nevasa agreed to sell 4,031,706 currently owned shares of common stock to BT for $125,000 and $25,000, respectively. These transactions are expected to be consummated in the second quarter of 1999.

                                  * * * * * *





       INDEPENDENT AUDITORS' REPORT

       To the Stockholders of IMPSAT S.A.:

       We have audited the accompanying balance sheets of IMPSAT S.A. (the "Company") as of December 31, 1998 and 1997, and November 30, 1997, and the related statements of operations, of stockholders' equity and of cash flow for the year ended December 31, 1998, for the one month period ended December 31, 1997, and for each of the two years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement based on our audits.

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

       In our opinion, such financial statements present fairly, in all material respects, the financial position of IMPSAT S.A. at December 31, 1998 and 1997, and November 30, 1997, and the results of its operations and its cash flows for the year ended December 31, 1998, for the one month period ended December 31, 1997, and for each of the two years in the period ended November 30, 1997 in conformity with accounting principles generally accepted in the United States of America.

       DELOITTE & TOUCHE

       Buenos Aires, Argentina
       March 5, 1999



IMPSAT S.A.
BALANCE SHEETS
DECEMBER 31, 1998 AND 1997 AND NOVEMBER 30, 1997
(IN THOUSANDS OF U. S. DOLLARS)

-------------------------

                                                                 DECEMBER 31,                  NOVEMBER 30,

                                                         1998                  1997                1997
                                                         -----                 -----               -----
ASSETS
CURRENT ASSETS:

        Cash and cash equivalents                      $  13,849             $  6,169            $  5,843
        Trade accounts receivable, net                    28,068               22,034              19,460
        Receivables from affiliated companies              2,092                6,730               6,699
        Other receivables                                  6,439                4,753               5,093
        Prepaid expenses                                     362                  789               1,052
                                                        --------             --------            --------
            Total current assets                          50,810               40,475              38,147
                                                        --------             --------            --------
PROPERTY, PLANT AND EQUIPMENT, NET                       167,653              147,431             148,786
                                                        --------             --------            --------
NON-CURRENT ASSETS:

        Trade accounts receivable, net                     5,143                5,143               5,143
        Investment                                        10,708                4,178               4,178
        Other non-current assets                             529                  593                 596
                                                        --------             --------            --------
              Total non-current assets                    16,381                9,914               9,917
                                                        --------             --------            --------
TOTAL                                                   $234,844             $197,820            $196,850
                                                        ========             ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

        Accounts payables - trade                       $ 18,242             $ 14,327            $ 17,671
        Short-term debt                                   13,000               40,850              37,741
        Advances from affiliated companies                62,721                5,338               4,705
        Current portion of long-term debt                 64,694                2,794               2,829
        Accrued liabilities                                  655                  432                 473
        Deferred income taxes                              4,301                4,301               3,990
        Other liabilities                                  4,402                4,729               4,590
                                                        --------             --------            --------
              Total current liabilities                  168,015               72,771              71,999
                                                        --------             --------            --------
LONG-TERM DEBT, NET                                        1,802               63,029              63,338
                                                        --------             --------            --------
OTHER LONG-TERM LIABILITIES                                1,485                1,383               1,496
                                                        --------             --------            --------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:

        Common Stock; 5,123 shares authorized,
              issued, and outstanding                          3                    3                   3
        Paid-in capital                                   26,442               46,319              46,319
        Retained earnings                                 37,097               14,315              13,695
                                                        --------             --------            --------
              Total stockholders' equity                  63,542               60,637              60,017
                                                        --------             --------            --------
TOTAL                                                    234,844             $197,820            $196,850
                                                        ========             ========            ========
See notes to financial statements.




IMPSAT S.A.

STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1998, FOR THE ONE MONTH PERIOD ENDED DECEMBER 31, 1997, AND FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED NOVEMBER 30, 1997 (IN THOUSANDS OF U. S. DOLLARS)

--------------------------------------------------------------------------------

                                                           DECEMBER 31,                              NOVEMBER 30,

                                                     1998                  1997                 1997                 1996
                                                     -----                 -----                -----                -----

NET REVENUES FROM SERVICES                         $ 100,541              $ 8,130              $ 91,641             $ 87,093
                                                     -------              -------                ------               ------
COSTS AND EXPENSES:
          Variable cost of services                   17,919                1,590                14,606               14,695
          Satellite capacity cost                     10,629                  944                 9,614                9,503
          Salaries, wages and benefits                16,342                1,086                15,823               15,799
          Selling, general and administrative         20,357                1,045                20,905               13,167
          Depreciation and amortization               20,515                1,562                18,033               18,970
                                                     -------              -------                ------               ------
                    Total cost and expenses           85,762                6,227                78,981               72,134
                                                     -------              -------                ------               ------
                    Operating income                  14,779                1,903                12,660               14,959
                                                     -------              -------                ------               ------
OTHER INCOME (EXPENSES):
          Interest expense, net                      (12,801)                (976)              (12,617)             (12,527)
          Other income, net                               16                    4                     9                  624
                                                     -------              -------                ------               ------
          Total other (expenses)                     (12,785)                (972)              (12,608)             (11,903)
                                                     -------              -------                ------               ------
INCOME BEFORE INCOME TAXES AND
     MINORITY INTEREST                                 1,994                  931                    52                3,056
PROVISION FOR INCOME TAX                                                     (311)               (3,247)              (3,963)
                                                     -------              -------                ------               ------
INCOME (LOSS) BEFORE MINORITY INTEREST                 1,994                  620                (3,195)                (907)
INCOME ATTRIBUTABLE TO MINORITY
    INTEREST                                                                                                               3
                                                     -------              -------                ------               ------
NET INCOME (LOSS)                                   $  1,994               $  620             $  (3,195)             $  (904)
                                                     =======              =======                ======               ======



See notes to financial statements.




IMPSAT S.A.
STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEAR ENDED DECEMBER 31,
1998, FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 (PERIOD OF ONE MONTH), AND FOR EACH OF THE TWO YEARS ENDED NOVEMBER 30, 1997 (IN THOUSANDS OF U. S. DOLLARS)

--------------------------------------------------------------------------------


                                                                      COMMON STOCKHOLDERS'
                                                                 ------------------------------
                                                                          PAID-IN         RETAINED                   MINORITY
                                                        COMMON STOCK      CAPITAL        EARNINGS(*)       TOTAL      INTEREST
                                                          ---------    ----------       ---------       --------     -------
BALANCE AT NOVEMBER 30, 1995                                      3        31,471          17,794         49,268           3
Resis Ingenieria increased paid in capital                                  6,343                          6,343
Net loss                                                                                     (904)          (904)         (3)
                                                          ---------    ----------       ---------       --------     -------
BALANCE AT NOVEMBER 30, 1996                                      3        37,814          16,890         54,707          --
Resis Ingenieria increased paid in capital                                  8,505                          8,505
Net loss                                                                                   (3,195)        (3,195)
                                                          ---------    ----------       ---------       --------     -------
BALANCE AT NOVEMBER 30, 1997                               $      3     $  46,319        $ 13,695       $ 60,017          --
Net income                                                                                    620            620
                                                          ---------    ----------       ---------       --------     -------
BALANCE AT DECEMBER 31, 1997                               $      3     $  46,319        $ 14,315       $ 60,637          --
Resis Ingenieria S.A. increased paid in capital                               911                            911
Resis Ingenieria S.A. loss absortion                                      (20,788)         20,788
Net income                                                                                  1,994          1,994
                                                          ---------    ----------       ---------       --------     -------
BALANCE AT DECEMBER 31, 1998                               $      3     $  26,442        $ 37,097       $ 63,542          --
                                                          =========    ==========       =========       ========     =======

(*) Includes an appropriation of retained earnings, amounting to $1,254, $1,410 and $1,622 1996, 1997 and 1998, respectively, to comply with legal reserve requirements in Argentina.

See notes to financial statements.



IMPSAT S.A.
STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1998, FOR THE ONE MONTH PERIOD ENDED DECEMBER 31, 1997, AND FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED NOVEMBER 30, 1997 (IN THOUSANDS OF U. S. DOLLARS)

--------------------------------------------------------------------------------

                                                                 DECEMBER, 31                     NOVEMBER 30,
                                                                 1998       1997           1997               1996
                                                                 -----      -----          -----              -----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                              $  1,994      $  620         $ (3,195)      $   (904)
Adjustment to reconcile net income to net cash
        provided by (used in) operating activities:

        Amortization and depreciation                            20,515       1,562           18,033          18,970
        Deferred income tax provision                                           311            3,247           3,963
        Minority interest                                                                                         (3)
        Changes in assets and liabilities:
              Increase in trade accounts
                  receivable, net                                (6,034)     (2,574)          (4,214)         (4,317)
              Decrease (increase) in prepaid expenses               427         263              781           (560)
              Decrease (increase) in other receivable
                  assets and other non-current assets             3,016         342           (4,391)        (3,116)
              (Decrease) increase in accounts payable-
                  trade                                          (2,535)     (2,711)           1,394         (9,201)
              (Decrease) increase in accrued and other
                  liabilities                                      (104)         98              575          (4,074)
              Increase (decrease) in other long-term                102        (113)          (2,259)         (2,489)
                  liabilities                                   -------     -------          -------         -------
        Net cash provided by (used in) operating activities      17,381      (2,232)           9,971          (1,731)
                                                                -------     -------          -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchases of property, plant and equipment              (34,288)       (207)         (16,601)        (22,384)
        Increase in investment                                   (6,530)                      (2,995)         (1,183)
                                                                -------     -------          -------         -------
        Net cash used in investing activities                   (40,818)       (207)         (19,596)        (23,567)
                                                                -------     -------          -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Net (payments of) borrowings from short-term debt       (27,850)      3,109           17,414        (16,481)
        Increase (decrease) in advances
          from/to affiliates                                     57,383                      (69,719)         69,719
        Repayments of long - term debt                           (4,513)       (344)          (6,385)        (33,440)
        Proceeds from long - term debt                            5,186                       63,098
        Irrevocable capital contribution                            911                        8,505           6,343
                                                                -------     -------          -------         -------
        Net cash provided by operating activities                31,117       2,765           12,913          26,141
                                                                -------     -------          -------         -------
NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                              7,680         326            3,288             843
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE YEAR                                                   6,169       5,843            2,555           1,712
                                                                -------     -------          -------         -------
CASH AND CASH EQUIVALENTS AT END OF THE
YEAR                                                          $  13,849     $ 6,169         $  5,843        $  2,555
                                                                -------     -------          -------         -------
SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid                                         $   9,066        $ 98         $ 10,448       $  10,613
                                                                =======     =======          =======         =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
        Equipment in transit                                $     1,488  $      236         $    236        $    350
                                                            ===========  ===========         ========        ========



See notes to consolidated financial statements.




IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS (IN THOUSANDS OF U. S. DOLLARS)
--------------------------------------------------------------------------------

1.  CHANGE OF FISCAL YEAR END

On November 12, 1997, the Extraordinary Shareholders' Meeting approved the change of IMPSAT S.A.'s fiscal year end to December 31, 1997, to conform with the Parent Company's fiscal year end.

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

On October 20, 1998, IMPSAT S.A. and Resis Ingenieria S.A. merged and Resis Ingenieria S.A. ceased operations. The merger as is the case for transactions among companies under common control, has been accounted for in a manner similar to the pooling of interests method of accounting, whereby all assets and liabilities have been recorded at their historical carrying amounts and the merger was recorded as if the transaction occurred at the beginning of each period presented.

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

Revenue Recognition -- IMPSAT S. A. provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the number of microsystems installations. The fees stipulated in the contracts are generally denominated in U.S. dollars. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. For the year ended November 30, 1996, IMPSAT S. A. had one customer that represented approximately 15% net revenue from services. No single customer accounted for greater than 10% of total revenue from services for the fiscal year ended December 31, 1998, for the one-month period ended December 31, 1997, and for the year ended November 30, 1997.

Property, Plant and Equipment -- Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:


Building and improvement                                    10-25 years
Operating communications equipment                             10 years
Furniture, fixtures and other equipment                      5-10 years


Investment - Investment represents a less than 1% ownership (at December 31, 1998 and 1997, and November 30, 1997 and 1996) interest by the IMPSAT S.A. in an unaffiliated cooperative established for the purchase and leasing of satellite capacity time and is accounted for under the cost method.

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

Fair Value of Financial Instruments -- IMPSAT S. A.'s financial instruments include receivables, payables, short and long-term debt. The fair value of such financial instruments have been determined based on market interest rates as of December 31, 1998. The fair values were not materially different than their carrying (or contract) values.

Long-Lived Assets -- Long-lived assets are reviewed on an ongoing basis for impairment. Estimated fair value is calculated using discounted cash flow methods and other valuation techniques.

Reclassifications -- Certain amounts in the 1997 and 1996's financial statements have been reclassified to conform with the 1998 presentation.

4.  TRADE ACCOUNTS RECEIVABLE

The detail of trade accounts receivable is as follows:

                                                                     DECEMBER 31,                   NOVEMBER 30,
                                                               1998                1997                 1997
                                                             --------            --------              ------
Trade accounts receivable                                    $ 36,378            $ 27,531             $ 24,742
Less: allowance for doubtful accounts                          (8,310)             (5,497)              (5,282)
                                                             --------            --------              -------
Trade accounts receivable, net                               $ 28,068            $ 22,034             $ 19,460
                                                             ========            ========              =======

IMPSAT S. A. provides trade credit to its customers in the normal course of business. Prior to extending credit, the customers' financial history is analyzed.




The activity for the allowance for doubtful account is as follows:

                                                     DECEMBER 31,                        NOVEMBER 30,
                                                1998              1997             1997              1996
                                                -----             -----            -----             -----
Beginning balance                            $  5,497          $  5,282          $  2,712         $  1,110
Provision for doubtful accounts                 3,453               215             2,654            1,602
Net write-off                                    (640)                                (84)
                                               ------            ------            ------             ----
Ending balance                               $  8,310          $  5,497          $  5,282         $  2,712
                                               ======            ======            ======             ====


5.  OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local government for taxes other than income, advances to suppliers other than for fixed assets, related parties receivables and other miscellaneous amounts due to IMPSAT S. A.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at consists of:

                                                      DECEMBER 31,                        NOVEMBER 30,
                                               1998                 1997                      1997
                                               -----                -----                     -----
Building installations and improvements     $  16,671             $  16,001                 $  16,001
Operating communications equipment            226,480               191,655                   190,886
Furniture, fixtures and other equipment         8,399                 7,042                     6,993
                                             --------              --------                  --------
            Total                             251,550               214,698                   213,880
Less: accumulated depreciation                (87,641)              (68,654)                  (67,212)
                                             --------              --------                  --------
            Total                             163,909               146,044                   146,668
Equipment in transit                            1,825                 1,362                     2,099
Work in progress                                1,919                    25                        19
                                             --------              --------                  --------
Property, plant and equipment, net          $ 167,653             $ 147,431                 $ 148,786
                                             ========              ========                  ========

The recap of accumulated depreciation is as follows:

                                                        DECEMBER 31,                      NOVEMBER 30,

                                              1998                    1997                    1997                   1996
                                              -----                   -----                   -----                  -----
Beginning balance                            $ 68,654                $ 67,212               $ 50,682                $ 40,526
Depreciation expense                           20,515                   1,562                 18,033                  18,970
Disposals and retirements                      (1,528)                   (120)                (1,503)                 (8,814)
                                              -------                 -------                -------                 -------
Ending balance                               $ 87,641                $ 68,654               $ 67,212                $ 50,682
                                              =======                 =======                =======                 =======

7.  SHORT-TERM DEBT

IMPSAT S. A.'s short-term debt is detailed as follows:

                                                                             DECEMBER 31,                   NOVEMBER 30,
                                                                      1998                 1997                 1997
                                                                      -----                -----                -----
Short-term credit facilities, denominated in
  U.S. dollars, interest rates ranging from 9.5%  to 12.5%            11,000                25,000               25,000
  Pesos, interest rate 12.75%                                          2,000                15,850               12,741
                                                                     -------               -------              -------
Total short-term debt                                               $ 13,000              $ 40,850             $ 37,741
                                                                     =======               =======              =======

IMPSAT S. A. has historically refinanced its short-term credit facilities on an annual basis.

8.  LONG-TERM DEBT

IMPSAT S. A.'s long-term debt is detailed as follows:

                                                                      DECEMBER 31,                   NOVEMBER 30,
                                                               1998                1997                  1996
                                                               -----               -----                 -----
Term notes payable (6.63%-12.63%) maturing
      semiannually through 1999, collateralized
      by certain assets                                     $  64,802             $  62,436            $  62,780
Eximbank notes payable (7%)
      maturing semiannually through 1999                        1,694                 3,387                3,387
                                                              -------               -------              -------
Total long-term debt                                           66,496                65,823               66,167
Less: current portion                                         (64,694)               (2,794)              (2,829)
                                                              -------               -------              -------
Long-term debt, net                                          $  1,802             $  63,029            $  63,338
                                                              =======               =======              =======

The scheduled maturities of debt and credit facilities at December 31, 1998 are as follows:

              FISCAL YEAR:                                            AMOUNT
               ----------                                            --------
                 1999                                              $  64,694
                 2000                                                  1,802
                                                                      ------
                 Total                                              $ 66,496
                                                                      ======

9.  INCOME TAXES

The provision for income taxes of IMPSAT S.A. is comprised as follows:



                            DECEMBER 31, DECEMBER 31, NOVEMBER 30, NOVEMBER 30,
                               1998         1997         1997         1996

                              ---------------------------------------------

Deferred                      $    0       $  311       $3,247       $3,963
                              ---------------------------------------------
Total                         $    0       $  311       $3,247       $3,963
                              =============================================


The statutory tax rate in Argentina is 35%.

10.  COMMITMENTS AND CONTINGENCIES

IMPSAT S. A. leases satellite capacity with annual rental commitments of approximately $18.0 million through the year 2001. In addition, IMPSAT S. A. has commitments to purchase communications equipment amounting to approximately $4.1 million at December 31, 1998.

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

IMPSAT S.A. is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, IMPSAT S.A. expects to vigorously prosecute or defend such




                                     -F-27-
claims, although there can be no assurance that IMPSAT S.A. will ultimately prevail with respect to any such matters.

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



                                 EXHIBIT INDEX

          EXHIBIT NO.                              DESCRIPTION                              PAGE NO.
          -----------    ----------------------------------------------------------------  ---------
             10.1        IMPSAT Corporation 1998 Stock Option Plan.  Filed herewith.
             24.1.       Power of Attorney (included on the signature page hereto).
             27.1.       Financial Data Schedule. Filed herewith.