Form 10-Q
period 1999-03-31
IMPSAT CORP
filed 1999-05-17
CIK 1022329

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 1999 OR

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
(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANTS' PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]
                                                   -----    ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

INDICATE BY CHECK MARK WHETHER THE COMPANY HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES n/a NO n/a
           ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: As of March 31, 1999 the Company had outstanding 100,792,640 shares of Common Stock, $1.00 par value, and 25,000 shares of Series A Convertible Preferred Stock, liquidation preference $5,536 per share, outstanding.

                          -------------------------

                              IMPSAT CORPORATION
                                  IMPSAT S.A.

                          -------------------------

                                    INDEX

                                                                          PAGE NO.
                                                                          --------
PART I........................................................................3

FINANCIAL INFORMATION.........................................................3

   ITEM 1.  FINANCIAL STATEMENTS..............................................3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...............................4
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK..............................................................9

PART II.......................................................................9

OTHER INFORMATION.............................................................9

   ITEM 1.  LEGAL PROCEEDINGS.................................................9
   ITEM 2.  CHANGES IN SECURITIES.............................................9
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................9
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...............9
   ITEM 5.  OTHER INFORMATION.................................................9
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................10

SIGNATURES...................................................................11

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                             DECEMBER 31,         MARCH 31,
                                                                                          ----------------------------------
                                                                                                1998                1999
                                                                                          ----------------------------------
ASSETS                                                                                                  (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents                                                                 $   90,021           $   64,573
  Trade accounts receivable, net                                                                46,974               48,998
  Other receivables                                                                             20,110               20,338
  Prepaid expenses                                                                               1,994                1,719
                                                                                            ----------           ----------

           Total current assets                                                                159,099              135,628
                                                                                            ----------           ----------

PROPERTY, PLANT AND EQUIPMENT, Net                                                             330,726              335,901
                                                                                            ----------           ----------

NON-CURRENT ASSETS:

  Trade account receivables, net                                                                 5,143                5,143
  Investment                                                                                    10,708               10,764
  Deferred financing costs, net                                                                 10,329               10,107
  Deferred income taxes, net                                                                                          1,284
  Intangible assets, net                                                                         7,920                7,784
  Other non-current assets                                                                       3,293                4,712
                                                                                            ----------           ----------

           Total non-current assets                                                             37,393               39,794
                                                                                            ----------           ----------

TOTAL                                                                                       $  527,218           $  511,323
                                                                                            ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable - trade                                                                    $ 32,416             $ 31,518
  Short-term debt                                                                               19,262               21,730
  Current portion of long-term debt                                                             21,138               17,802
  Accrued liabilities                                                                           12,628               15,351
  Deferred income taxes, net                                                                       120
  Other liabilities                                                                             12,346               13,747
                                                                                            ----------           ----------

           Total current liabilities                                                            97,910              100,148
                                                                                            ----------           ----------

LONG-TERM DEBT, Net                                                                            379,292              381,611
                                                                                            ----------           ----------

OTHER LONG-TERM LIABILITIES                                                                      3,446                3,617
                                                                                            ----------           ----------

COMMITMENTS AND CONTINGENCIES (Note 13)

MINORITY INTEREST                                                                               13,071               12,636
                                                                                            ----------           ----------

REDEEMABLE PREFERRED STOCK, Convertible, Series A, 10%, cumulative dividend;
  25,000 shares authorized, issued
  and outstanding; liquidation preference $5,536 per share                                     135,018              138,393
                                                                                            ----------           ----------

STOCKHOLDERS' DEFICIT:
  Common stock, $1 par value; 155,000,000 shares authorized; 100,792,640 shares issued and outstanding at December 31, 1998
    and March 31, 1999, respectively                                                           100,793              100,793
  Accumulated deficit                                                                          (71,391)             (91,887)
  Treasury stock, 25,198,160 shares, at cost                                                  (125,000)            (125,000)
  Amount paid in excess of carrying value of assets acquired from
    related party                                                                               (5,395)              (5,253)
  Accumulated other comprehensive loss                                                            (526)              (3,735)
                                                                                            ----------           ----------

           Total stockholders' deficit                                                        (101,519)            (125,082)
                                                                                            ----------           ----------

TOTAL                                                                                       $  527,218           $  511,323
                                                                                            ==========           ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                               --------------------------------
                                                                                     1998              1999
                                                                                     ----              ----
                                                                                           (UNAUDITED)
NET REVENUES FROM SERVICES                                                          $ 45,153          $ 53,560
                                                                                    --------          --------

COST AND EXPENSES:
  Variable cost of services                                                            7,719            10,916
  Leased telecommunications links                                                      6,115             8,813
  Salaries, wages and benefits                                                         7,771            10,815
  Selling, general and administrative                                                  8,516            10,476
  Depreciation and amortization                                                        8,061            10,915
                                                                                    --------          --------

           Total cost and expenses                                                    38,182            51,935
                                                                                    --------          --------

           Operating income                                                            6,971             1,625
                                                                                    --------          --------

OTHER INCOME (EXPENSES):

  Interest expense, net                                                               (7,785)          (14,360)
  Net gain (loss) on foreign exchange                                                     23            (6,212)
  Other income (expense), net                                                            332              (481)
                                                                                    --------          --------

           Total other expenses                                                       (7,430)          (21,053)
                                                                                    --------          --------

LOSS BEFORE INCOME TAXES, CUMULATIVE
  EFFECT AND MINORITY INTEREST                                                          (459)          (19,428)

(PROVISION FOR) BENEFIT FROM INCOME TAXES                                             (1,635)            2,143
                                                                                    --------          --------

LOSS BEFORE CUMULATIVE EFFECT
  AND MINORITY INTEREST                                                               (2,094)          (17,285)

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF TAX                                                    (1,269)

(INCOME) LOSS ATTRIBUTABLE TO MINORITY INTEREST                                         (269)              164
                                                                                    --------          --------

NET LOSS BEFORE DIVIDENDS ON
  REDEEMABLE PREFERRED STOCK                                                          (3,632)          (17,121)

DIVIDENDS ON REDEEMABLE PREFERRED STOCK                                                                 (3,375)
                                                                                    --------          --------

NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                                                                        (3,632)          (20,496)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                               (3,209)
                                                                                    --------          --------

COMPREHENSIVE LOSS                                                                  $ (3,632)        $ (23,705)
                                                                                    ========         =========

See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                                            AMOUNT PAID
                                                                                                           IN EXCESS OF
                                                                                                             CARRYING
                                                                                                               VALUE
                                                                                                           OF NET ASSETS
                                                                                                             ACQUIRED
                                                      COMMON STOCK           ACCUMULATED      TREASURY         FROM
                                                 SHARES            STOCK     DEFICIT(*)        STOCK       RELATED PARTY
BALANCE AT DECEMBER 31, 1998                   75,594,480       $ 100,793     $ (71,391)    $ (125,000)       $ (5,395)

  Dividends on redeemable preferred stock                                        (3,375)

  Amortization of amount paid in excess
    of carrying value of net assets acquired
    from related party                                                                                             142

  Foreign currency translation adjustment

  Net loss for the period                                                       (17,121)
                                               ----------       ---------     ---------     ----------        --------
BALANCE AT MARCH 31, 1999 (unaudited)          75,594,480       $ 100,793     $ (91,887)    $ (125,000)       $ (5,253)
                                               ==========       =========     =========     ==========        ========


                                               ACCUMULATED
                                                  OTHER
                                               COMPREHENSIVE                   MINORITY
                                                  LOSS             TOTAL       INTEREST
BALANCE AT DECEMBER 31, 1998                     $ (526)        $ (101,519)    $ 13,071

  Dividends on redeemable preferred stock                           (3,375)

  Amortization of amount paid in excess
    of carrying value of net assets acquired
    from related party                                                 142

  Foreign currency translation adjustment        (3,209)            (3,209)        (271)

  Net loss for the period                                          (17,121)        (164)
                                               --------         ----------     --------
BALANCE AT MARCH 31, 1999 (unaudited)          $ (3,735)        $ (125,082)    $ 12,636
                                               ========         ==========     ========

(*) Includes an appropriation of retained earnings in IMPSAT Argentina amounting to $1,622 to comply with legal reserve requirements in Argentina.

See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                 ---------------------------------------
                                                                                        1998               1999
                                                                                 ---------------------------------------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                 $ (3,632)          $ (17,121)
  Adjustments to reconcile net loss to net cash used in
     operating activities, net of acquisition:
      Cumulative effect of a change in accounting principle                                   1,269
      Amortization and depreciation                                                           8,061              10,915
      Deferred income tax benefit                                                              (346)             (1,404)
      Change in minority interest                                                               (85)               (435)
      Changes in assets and liabilities:
         Increase in trade accounts receivable, net                                          (8,010)             (2,024)
         (Increase) decrease in prepaid expenses                                             (1,598)                275
         Increase in other receivables and other
           non-current assets                                                                (6,883)             (1,425)
         Increase in accounts payable - trade                                                 5,905                 388
         Increase in accrued and other liabilities                                            2,797               4,124
         Increase in other long-term liabilities                                                277                 171
                                                                                           --------           ---------

             Net cash used in operating activities                                           (2,245)             (6,536)
                                                                                           --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                (16,023)            (17,098)
  Increase in investment                                                                                            (56)
                                                                                           --------           ---------

             Net cash used by investing activities                                          (16,023)            (17,154)
                                                                                           --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from short-term debt                                                        17,906               2,468
  Proceeds from long-term debt                                                                3,753
  Repayments of long-term debt                                                               (2,919)             (1,017)
  Acquisition of treasury stock                                                            (125,000)
  Proceeds from issuance of redeemable preferred stock                                      125,000
                                                                                           --------           ---------

             Net cash provided by financing activities                                       18,740               1,451
                                                                                           --------           ---------

EFFECT OF EXCHANGE RATE CHANGE
  ON CASH AND CASH EQUIVALENTS                                                                                   (3,209)
                                                                                                              ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                              472             (25,448)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                                  10,439              90,021
                                                                                           --------           ---------

CASH AND CASH EQUIVALENTS AT END
  OF THE PERIOD                                                                            $ 10,911            $ 64,573
                                                                                           ========            ========

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                             ------------------------------------------
                                                                   1998                  1999
                                                             ------------------------------------------
                                                                           (UNAUDITED)
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid                                                  $ 4,626               $ 12,262
                                                                 =======               ========

  Foreign income taxes paid                                                            $    611
                                                                                       ========

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

(Increase) decrease in Equipment in transit                       $ (974)              $  1,286
                                                                  ======               ========

Accrued dividends on redeemable preferred stock                                        $  3,375
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

IMPSAT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

1.   GENERAL

     IMPSAT Corporation, a Delaware holding company (the "Company"), is a privately held corporation which provides and operates private networks of integrated data and voice telecommunications systems in a number of countries in Latin America. The Company provides a full range of private telecommunications network services which are tailored to meet the specific system requirements of its customers, including digital information (data, voice and video) transmission via VSAT, SCPC, fiber optic and microwave technology and a wide range of value added services, including internet access and electronic commerce; fax store and forward; healthcare billing and insurance verification services; and video-conferencing and long-distance learning. The Company utilizes its array of service offerings in different ways to create customized packages that best suit each customer's private telecommunications network system needs. The Company's principal line of business comprises the provision of data transmission services for large national and multinational companies, financial institutions, and governmental agencies and other business customers in Latin America. The Company provides its services through its owned advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links and leased satellite and fiber optic capacity.

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

     The Company's operating subsidiaries at March 31, 1999 are as follows:


                                                                                          OWNERSHIP
COUNTRY                           OPERATING SUBSIDIARIES                                  PERCENTAGE
Argentina           Impsat S.A.                                                             95.2 %
Argentina           Red Alternativa                                                         67.0
Brazil              Impsat Comunicacoes Ltda.                                               99.9
Brazil              Mandic BBS Planejamento e Informatica S.A.                              75.1
Colombia            Impsat S.A.                                                             74.2
Ecuador             Impsatel del Ecuador S.A.                                              100.0
Mexico              Impsat S.A. de C.V.                                                     99.9
USA                 Impsat USA, Inc.                                                       100.0
Venezuela           Telecomunicaciones Impsat S.A.                                          75.0

       In addition, the Company owns International Satellite Capacity Holdings, NG (Liechtenstein) which serves an intermediary function to the Company and its operating subsidiaries.

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
                                                                          =======


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The financial statements are presented on a consolidated basis and include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     INTERIM FINANCIAL INFORMATION - The unaudited consolidated statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

     REVENUE RECOGNITION - The Company provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the quantity and type of equipment installed. The fees stipulated in the contracts are generally denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total revenue from services for the three months ended March 31, 1999 and 1998.

     PROPERTY, PLANT AND EQUIPMENT COSTS - Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

        Buildings and improvements                                      10-25 years
        Operating communications equipment                               5-10 years
        Furniture, fixtures and other equipment                          2-10 years

     INVESTMENT - Investment represents a less than 1.0% ownership interest (at March 31, 1999 and December 31, 1998) by the Company in unaffiliated entities established for the purchase and leasing of satellite capacity time and is accounted for under the cost method.

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

     INTANGIBLE ASSETS - Intangible assets include goodwill. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired of Mandic S.A. (see Note 2) of approximately $7,991, is being amortized on a straight-line basis of over a period of 15 years. The Company reviews the carrying value of goodwill on an ongoing basis. If such review indicates that these values may not be recoverable, the Company's carrying value will be reduced to its estimated fair value.

     LONG-LIVED ASSETS - Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded during the three months ended March 31, 1999 and 1998.

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

     FOREIGN CURRENCY TRANSLATION - The Company's subsidiaries generally use the U.S. dollar as the functional currency. Accordingly, the financial statements of the subsidiaries were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the functional currency are included as net gain or loss on foreign exchange, except for IMPSAT Brazil and Mandic S.A. which use the local currency as functional currency that are included in stockholders' equity or in net loss on foreign exchange, respectively.

     DEVALUATION - The Brazilian Central Bank introduced changes in the exchange policies by the end of the second week of January 1999. These changes eliminated the exchange range whereby the fluctuation margin of the Brazilian real in relation to the United States dollar was managed, allowing the market to freely negotiate the rate of exchange. The Brazilian real has experienced a significant decline in value in relation to the United States dollar, if compared with the prevailing exchange rates of December 31,

     1998. As a result of this devaluation, the Company has recorded approximately $6,200 in foreign exchange losses during the three-month period ended March 31, 1991, which are reflected in net gain (loss) on foreign exchange in the accompanying financial statements. The Company continues to operate in Brazil and therefore has exposure to further currency exchange risk.

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

4.   TRADE ACCOUNTS RECEIVABLE

     Trade accounts receivable, by operating subsidiaries, are summarized as follows:

                                                         DECEMBER 31,           MARCH 31,
                                                            1998                  1999
                                                         ---------------------------------
                                                                               (UNAUDITED)
IMPSAT Argentina                                           $ 36,378              $ 37,724
IMPSAT Colombia                                               8,480                 9,278
IMPSAT Venezuela                                              4,293                 4,750
IMPSAT Ecuador                                                1,559                 1,892
IMPSAT USA                                                    2,836                 3,525
IMPSAT Brasil and Mandic S.A.                                 2,963                 1,509
Others                                                          574                   676
                                                           --------              --------

        Total                                                57,083                59,354
Less: allowance for doubtful accounts                       (10,109)              (10,356)
                                                           --------              --------

Trade accounts receivable, net                             $ 46,974              $ 48,998
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

     The activity for the allowance for doubtful accounts is as follows:

                                                      DECEMBER 31,            MARCH 31,
                                                          1998                   1999
                                                      ----------------------------------------
                                                                             (UNAUDITED)

Beginning balance                                        $  5,933             $ 10,109
Provision for doubtful accounts                             5,312                  823
Write-offs, net of recoveries                              (1,136)                (576)
                                                         --------             --------

Ending balance                                           $ 10,109             $ 10,356
                                                         ========             ========

     As part of the allowance for doubtful accounts described in the preceding tables, at March 31, 1999, the Company had reserved approximately 51.8% (or $1.2 million) of the total amount due to IMPSAT Argentina with respect to a receivable totaling $2.2 million relating to IBM de Argentina S.A. ("IBM"). The past due receivable (the "IBM Receivable") was recorded for services provided under a subcontract between IMPSAT Argentina and IBM relating to Banco de la Nacion Argentina ("BNA"). BNA, a state owned bank and the largest bank in Argentina, is and has been one of the Company's ten largest customers. IBM has filed suit against BNA for amounts due and owing under its direct contract with BNA. IMPSAT Argentina currently has a direct contract with BNA for the provision of private network telecommunications services as to which BNA is generally current.

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

5.   OTHER RECEIVABLES

     Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries as follows:

                                                  DECEMBER 31,            MARCH 31,
                                                      1998                   1999
                                                  -----------------------------------
                                                                         (UNAUDITED)
IMPSAT Argentina                                    $  6,439             $  4,542
IMPSAT Colombia                                        5,064                6,777
IMPSAT Venezuela                                       2,527                1,551
IMPSAT Ecuador                                           835                  520
IMPSAT Mexico                                          1,078                1,816
IMPSAT Brazil and Mandic S.A.                          1,124                3,025
Others                                                 3,043                2,107
                                                    --------             --------

Total                                               $ 20,110             $ 20,338
                                                    ========             ========

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of:

                                               DECEMBER 31,            MARCH 31,
                                                   1998                  1999
                                               ----------------------------------
                                                                      (UNAUDITED)
Land                                            $   1,750            $    2,686
Building and improvements                          29,760                29,822
Operating communications equipment                398,577               413,092
Furniture, fixtures and other equipment            20,271                19,161
                                                ---------            ----------

           Total                                  450,358               464,761
Less:  accumulated depreciation                  (126,728)             (136,514)
                                                ---------            ----------

           Total                                  323,630               328,247
Equipment in transit                                4,289                 3,003
Projects in process                                 2,807                 4,651
                                                ---------            ----------

Property, plant and equipment, net              $ 330,726             $ 335,901
                                                =========             =========

     The recap of accumulated depreciation is as follows:

                                              DECEMBER 31,            MARCH 31,
                                                  1998                  1999
                                          --------------------------------------
                                                                     (UNAUDITED)
Beginning balance                               $  92,255             $ 126,728
Depreciation expense                               36,027                10,637
Disposals and retirements                          (1,554)                 (851)
                                                ---------             ---------

Ending balance                                  $ 126,728             $ 136,514
                                                =========             =========

7.   SHORT-TERM DEBT

     The Company's short-term debt is detailed as follows:

                                                                                         DECEMBER 31,            MARCH 31,
                                                                                             1998                   1999
                                                                                        -----------------------------------
                                                                                                                (UNAUDITED)
Short-term credit facilities, denominated in U.S. dollars;
  interest rates ranging from 5.72% to 15%;
    IMPSAT Argentina                                                                       $ 11,000                 11,038
    IMPSAT Colombia                                                                           5,859                  9,521
    IMPSAT Ecuador                                                                                                   1,042
    Others                                                                                      203                    129
Short-term credit facilities, denominated in local currencies; local interest rates ranging from 12.75% to 18.0%;
    IMPSAT Argentina                                                                          2,000
    IMPSAT Ecuador                                                                              200
                                                                                           --------               --------

Total short-term debt                                                                      $ 19,262               $ 21,730
                                                                                           ========               ========


       The Company has historically refinanced its short-term credit facilities on an annual basis.

8.   LONG-TERM DEBT

     The Company's long-term debt is detailed as follows:

                                                                                          DECEMBER 31,             MARCH 31,
                                                                                              1998                   1999
                                                                                        -------------------------------------
                                                                                                                  (UNAUDITED)
12.125% Senior Guaranteed Notes due 2003                                                  $ 125,000               $ 125,000
12.375% Senior Notes due 2008                                                               225,000                 225,000
Term notes payable:
  IMPSAT Colombia; with maturities through 2002 collateralized by equipment with a carrying value of approximately $14,000 and the assignment of customer contracts totalling approximately $12,000 denominated in:
      U.S. dollars (interest rates 8.13% - 14.50%)                                           32,204                  24,064
      Local currency (interest rates 23.94% - 46%)                                            6,156                  14,609
  IMPSAT Argentina (6.25% - 6.75%), maturing semiannually
       through 2003, collateralized by investment                                             4,802                   4,160
  IMPSAT USA (8.25% - 8.75%), mortgage and other
    collateralized debts                                                                      2,066                   1,980
  IMPSAT Venezuela (9.00% - 10.75%), maturing during 2001                                     3,508                   2,679
Eximbank notes payable (7.00%), maturing semiannually
   through 1999                                                                               1,694                   1,694
Eximbank notes payable (7.00%), maturing semiannually
   through 2003 and 2004                                                                                                227
                                                                                          ---------               ---------

           Total long-term debt                                                             400,430                 399,413
Less:  current portion                                                                      (21,138)                (17,802)
                                                                                          ---------               ---------

Long-term debt, net                                                                       $ 379,292               $ 381,611
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

9.   INCOME TAXES

     The components of the provision for (benefit from) income taxes, all of which are for foreign taxes consist of the following for the three months ended March 31, 1998 and 1999:

                                                                           1998           1999
          Current income taxes                                          $  1,981      $     462
          Deferred income taxes                                             (346)        (1,404)
          Effect of foreign currency translation                                         (1,201)
                                                                        --------      ---------
          Provision for (benefit from) income taxes                     $  1,635      $  (2,143)
                                                                        --------      ----------

     The foreign statutory tax rates range from 20% to 35% depending on the particular country. There is no provision or benefit for U.S. income taxes, as the Company has net operating loss carryforwards in the amount of $24,235 at December 31, 1998, which begin to expire in the year 2010. Deferred taxes result from temporary differences in the capitalization policies of preoperating costs and net operating loss carryforwards.

10.  REDEEMABLE PREFERRED STOCK

     On March 19, 1998, the Company redeemed 25% of its outstanding common stock previously held by STET International Netherlands NV (the "STET Shares") with the proceeds of a substantially concurrent issuance and sale of $125,000 of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock was offered and sold to Princes Gate Investors II, L.P. ("Princes Gate") and Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. ("MSGEM"), two private equity funds that are affiliates of Morgan Stanley Dean Witter & Co., and to certain other investors affiliated with Princes Gate and MSGEM (such investors along with Princes Gate and MSGEM, the "Purchasers"). The Series A Preferred Stock was convertible at the date of issuance into 25% of the common stock of the Company and as of March 31, 1999 was convertible into approximately 27% of the Common Stock of the Company.

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

     The Company applies APB No. 25 and related interpretations in accounting for its stock options plan to employees and non-employee members of the Board as described in Note 1. Accordingly, no compensation expense has been recognized in the three months ended March 31, 1999 related to this plan.

     For purposes of the following pro forma disclosures, the fair value of the options granted in 1998 was estimated using the minimum value method prescribed by SFAS No. 123 for nonpublic entities with the following assumptions: no dividend yields; no volatility; risk-free interest rate of 7.0%; and an expected term of 4 years. Had compensation cost been determined based on the fair value at the date of grant consistent with the requirement of SFAS 123, the Company's net loss and comprehensive loss would have increased by approximately $56 during the three months ended March 31, 1999.

12.  OPERATING SEGMENT INFORMATION

     The Company's operating segment information, by subsidiary (eliminating intercompany transactions), is as follows:



                                       IMPSAT       IMPSAT      IMPSAT      IMPSAT      IMPSAT
MARCH 31, 1999 (UNAUDITED)           ARGENTINA     COLOMBIA    VENEZUELA    MEXICO      ECUADOR
Total Assets                         $ 233,205    $ 108,615    $ 38,213    $  8,932    $ 23,507
                                     =========    =========    ========    ========    ========

Net Revenues
  From Services:
  Satelitte Based:
    VSAT Technology                  $  11,196    $   3,037    $  1,359    $     68    $    379
    SCPC Technology                      6,406        6,122       2,728         580       1,608
Terrestrial Based                        3,639        3,373         322          41         237
Value Added                              3,902        1,961         547          43         780
                                     ---------    ---------    --------    --------    --------
Total                                $  25,143    $  14,493    $  4,956    $    732    $  3,004
                                     =========    =========    ========    ========    ========

Operating income (loss)              $   2,774    $   3,264    $    240    $ (1,019)   $    661
                                     =========    =========    ========    ========    ========

1998

Total Assets (December 31,)          $ 234,844    $ 105,187    $ 36,269    $  8,640    $ 21,262
                                     =========    =========    ========    ========    ========

Net Revenues
  From Services:
  Satelitte Based:
    VSAT Technology                  $   8,966    $   3,525    $  1,105    $     32    $    376
    SCPC Technology                      6,804        4,884       1,316         666         994
Terrestrial Based                        2,755        3,689         138          12         103
Value Added                              5,410        1,729         433          27         373
                                     ---------    ---------    --------    --------    --------
Total March 31, (Unaudited)          $  23,935    $  13,827    $  2,992    $    737    $  1,846
                                     =========    =========    ========    ========    ========

Operating income (loss)

March 31, (Unaudited)                $   3,446    $   4,495    $    (84)   $   (576)    $   194
                                     =========    =========    ========    ========    ========


                                                               PARENT
                                                               COMPANY
                                      IMPSAT      IMPSAT         AND       CONSOLIDATED
MARCH 31, 1999 (UNAUDITED)              USA       BRAZIL       OTHERS          TOTAL
Total Assets                         $ 15,524    $ 24,144      $ 59,183       $ 511,323
                                     ========    ========      ========       =========

Net Revenues
  From Services:
  Satelitte Based:
    VSAT Technology                              $    208                     $  16,247
    SCPC Technology                  $  1,696         388                        19,528
Terrestrial Based                                      20                         7,632
Value Added                               602         292      $  2,026          10,153
                                     --------    --------      --------       ---------
Total                                $  2,298    $    908      $  2,026       $  53,560
                                     ========    ========      ========       =========

Operating income (loss)              $    (50)   $ (2,312)     $ (1,933)      $   1,625
                                     ========    ========      ========       =========

1998

Total Assets (December 31,)          $ 15,095    $ 27,348      $ 78,573       $ 527,218
                                     ========    ========      ========       =========

Net Revenues
  From Services:
  Satelitte Based:
    VSAT Technology                                                           $  14,004
    SCPC Technology                  $  1,621                                    16,285
Terrestrial Based                                                                 6,697
Value Added                               195                                     8,167
                                     --------                                 ---------
Total March 31, (Unaudited)          $  1,816                                 $  45,153
                                     ========                                 =========

Operating income (loss)

March 31, (Unaudited)                $    211                  $   (715)      $   6,971
                                     ========                  ========       =========

13.  COMMITMENTS AND CONTINGENCIES

     The Company leases leased telecommunications link with average annual rental commitments of approximately $25,000 through the year 2003. In addition, the Company has commitments to purchase communications equipment amounting to approximately $14,904.

     The Company is a third-party guarantor of up to 75% of a $6,000 credit facility provided to IMPSAT Venezuela by a regional development fund. At March 31, 1999, the balance outstanding on the credit facility amounted to approximately $2,700.

     During May 1997, the Company and IMPSAT Argentina entered into a three-party arrangement with a financial institution whereby $60,000 was borrowed by the subsidiary and concurrently a like amount certificate of deposit was placed at the financial institution by the Company. The arrangements establish a right of setoff and, accordingly, the amounts have been netted for purposes of the consolidated financial statement presentation. The arrangements expire in July 1999.

     The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

     In November 1996, IMPSAT Argentina filed suit against one of its customers, ENCOTESA, for amounts due and arising under IMPSAT Argentina's contracts with ENCOTESA, the former Argentine national postal service. The Company has reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value of $5,143 as determined by the Company's management based on the advice of local legal counsel. The Company will continue to assess the effect that the ENCOTESA receivables situation will have on its results of operations, liquidity or capital resources.

14.  SHARE PURCHASE AGREEMENT

     On March 11, 1999, a Share Purchase Agreement was entered into among the Company, Nevasa and Nunsgate Limited, a wholly owned subsidiary of British Telecommunications plc ("BT"), in which the Company agreed to issue, sell and deliver 20,158,528 newly issued shares of common stock to BT and Nevasa agreed to sell 4,031,706 currently owned shares of common stock to BT for $125,000 and $25,000, respectively. These transactions were consummated on April 19, 1999.

                                  * * * * * *

IMPSAT S.A.

BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                            DECEMBER 31,           MARCH 31,
                                                                1998                 1999
                                                            ---------------------------------
ASSETS                                                                            (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                    $ 13,849           $   9,258
  Trade accounts receivable, net                                 28,068              29,604
  Receivable from affiliated companies                            2,092               2,301
  Other receivables                                               6,439               4,673
  Prepaid expenses                                                  362                 320
                                                               --------           ---------

           Total current assets                                  50,810              46,156
                                                               --------           ---------

PROPERTY, PLANT AND EQUIPMENT, Net                              167,653             168,882
                                                               --------           ---------

NON-CURRENT ASSETS:
  Trade account receivables, net                                  5,143               5,143
  Investment                                                     10,708              10,764
  Other non-current assets                                          530               2,260
                                                               --------           ---------

           Total non-current assets                              16,381              18,167
                                                               --------           ---------

TOTAL                                                          $234,844           $ 233,205
                                                               ========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable - trade                                     $ 18,242            $ 18,794
  Short-term debt                                                13,000              11,038
  Advances from affiliated companies                             62,721              62,739
  Current portion of long-term debt                              64,694              64,317
  Accrued liabilities                                               655                 686
  Deferred income taxes, net                                      4,301               4,341
  Other liabilities                                               4,402               4,455
                                                               --------           ---------

           Total current liabilities                            168,015             166,370
                                                               --------           ---------

LONG-TERM DEBT, Net                                               1,802               1,764
                                                               --------           ---------

OTHER LONG-TERM LIABILITIES                                       1,485               1,686
                                                               --------           ---------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Common stock, 5,148 shares authorized
    5,123 issued and outstanding                                      3                   3
  Paid in capital                                                26,442              26,442
  Retained earnings                                              37,097              36,940
                                                               --------           ---------

           Total stockholders' equity                            63,542              63,385
                                                               --------           ---------

TOTAL                                                         $ 234,844           $ 233,205
                                                              =========           =========

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                  -----------------------------
                                                      1998              1999
                                                      ----              ----
                                                            (UNAUDITED)
NET REVENUES FROM SERVICES                         $ 24,080          $ 26,497
                                                   --------          --------

COST AND EXPENSES:
  Variable cost of services                           4,567             5,721
  Leased telecommunications links                     2,831             3,852
  Salaries, wages and benefits                        3,892             4,386
  Selling, general and administrative                 4,545             4,018
  Depreciation and amortization                       4,799             5,746
                                                   --------          --------

           Total cost and expenses                   20,634            23,723
                                                   --------          --------

           Operating income                           3,446             2,774
                                                   --------          --------

OTHER INCOME (EXPENSES):
  Interest expense, net                              (3,096)           (2,897)
  Other income (expense), net                            (5)                6
                                                   --------          --------

           Total other expense                       (3,101)           (2,891)
                                                   --------          --------

INCOME (LOSS) BEFORE INCOME TAXES                       345              (117)

PROVISION FOR INCOME TAXES                           (1,050)              (40)
                                                   --------          --------

NET LOSS                                           $   (705)         $   (157)
                                                   ========          ========

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                        COMMON            PAID-IN              RETAINED
                                                         STOCK            CAPITAL            EARNINGS (*)           TOTAL
BALANCE AT DECEMBER 31, 1998                           $      3           $ 26,442              $ 37,097           $ 63,542

  Net loss                                                                                          (157)              (157)
                                                       --------           --------              --------           --------
BALANCE AT MARCH 31, 1999                              $      3           $ 26,442              $ 36,940           $ 63,385
                                                       ========           ========              ========           ========

(*) Includes an appropriation of retained earnings amounting to $1,622 to comply with legal reserve requirements in Argentina.

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      -------------------------------
                                                                        1998                   1999
                                                                      -------------------------------
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $    (705)             $    (157)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization and depreciation                                     4,799                  5,746
      Deferred income tax provision                                     1,050                     40
      Changes in assets and liabilities:
         Increase in trade accounts receivable, net                    (2,817)                (1,536)
         (Increase) decrease in prepaid expenses                         (533)                    42
         Increase in other receivables and other
           non-current assets                                         (12,319)                  (173)
         Increase (decrease) in accounts payable - trade                1,985                 (6,389)
         (Decrease) increase in accrued and other liabilities            (490)                    84
         Increase in other long-term liabilities                          187                    499
                                                                    ---------             ----------
             Net cash used in operating activities                     (8,843)                (1,844)
                                                                    ---------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                           (2,179)                  (332)
  Increase in investment                                               (4,971)                   (56)

             Net cash used in investing activities                     (7,150)                  (388)
                                                                    ---------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings from (payments on) short-term debt                    15,218                 (1,962)
  Changes in advances from \ to affiliates                             (1,459)                    18
  Proceeds from long-term debt                                                                   228
  Repayments of long-term debt                                           (352)                  (643)
  Irrevocable capital contribution                                      3,500                      -
                                                                    ---------             ----------

             Net cash provided by (used in) financing activities       16,907                 (2,359)
                                                                    ---------             ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                        914                 (4,591)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                             6,169                 13,849
                                                                    ---------             ----------

CASH AND CASH EQUIVALENTS AT END
  OF THE PERIOD                                                     $   7,083             $    9,258
                                                                    ---------             ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                     $   4,370             $    4,270
                                                                    ---------             ----------

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
    Equipment in transit                                            $     974             $      179
                                                                    =========             ==========

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS (IN THOUSANDS OF U. S. DOLLARS)
---------------------------------------------------------------

1.  BACKGROUND

IMPSAT S.A. provides and operates private networks of integrated data and voice telecommunications systems in Argentina. IMPSAT S.A.'s principal line of business comprises the provision of data transmission services for large national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its advanced telecommunications networks composed of owned teleports, earth stations, fiber optic and microwave links and leased satellite capacity. IMPSAT S.A. is a 95.2% owned subsidiary of IMPSAT Corporation, a Delaware holding company (the "Parent Company").

On October 20, 1998, IMPSAT S.A. and Resis Ingenieria S.A., a wholly-owned subsidiary of the Parent Company, merged and Resis Ingenieria S.A. ceased operations. The merger as is the case for transactions among companies under common control, has been accounted for in a manner similar to the pooling of interests method of accounting, whereby all assets and liabilities have been recorded at their historical carrying amounts and the merger was recorded as if the transaction occurred on January 1, 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

Revenue Recognition - IMPSAT S.A. provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the number of microsystems installations. The fees stipulated in the contracts are generally denominated in U.S. dollars. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total revenue from services for the three months ended March 31, 1999 and 1998.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

 Building and improvement                                 10-25 years
 Operating communications equipment                          10 years
 Furniture, fixtures and other equipment                   5-10 years

Investment - Investment represents a less than 1% ownership interest by the IMPSAT S.A. in entities established for the purchase and leasing of leased telecommunications link time and is accounted for under the cost method.

Income Taxes - Deferred income taxes result from timing differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with Financial Accounting Standards Board (the "FASB") Statements of Financial Accounting Standards ("SFAS") No. 109, accounting for Income Taxes, which required the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

Foreign Currencies Translation - The translation of these financial statements into U.S. dollars has been made following the guidelines of SFAS No. 52, Foreign Currency Translation. Major operations of IMPSAT S.A. are stated in U.S. dollars. Accordingly, the U.S. dollar has been designated as the functional currency. Local currency denominated transactions are remeasured into the functional currency. Accordingly, fixed assets and stockholders account have been translated into U.S. dollars taking into account the exchange rate prevailing at each transaction date. Monetary assets and liabilities are translated using the year-end exchange. Profit and loss accounts were translated using average exchange rates for the periods in which they were accrued, except for the consumption of non-monetary assets for which their respective dollar translated costs were considered.

Long-Lived Assets - Long-lived assets are reviewed on an ongoing basis for impairment. Estimated fair value is calculated using discounted cash flow methods and other valuation techniques.

Reclassifications - Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

3.  TRADE ACCOUNTS RECEIVABLE

The detail of trade accounts receivable is as follows:

                                                                          DECEMBER 31,             MARCH 31,
                                                                              1998                   1999
                                                                    -----------------------------------------------
                                                                                                  (UNAUDITED)

Trade accounts receivable                                                    $ 36,378              $ 37,725
Less: allowance for doubtful accounts                                          (8,310)               (8,121)
                                                                             --------              --------

Trade accounts receivable, net                                               $ 28,068              $ 29,604
                                                                             ========              ========

IMPSAT S.A. provides trade credit to its customers in the normal course of business. Prior to extending credit, the customers' financial history is analyzed.

As part of the allowance for doubtful accounts described in the preceding tables, at March 31, 1999, IMPSAT S.A. had reserved approximately 51.8% (or $1.2 million) of the total amount due to it with respect to a receivable totaling $2.2 million relating to IBM de Argentina S.A. ("IBM"). The past due receivable (the "IBM Receivable") was recorded for services provided under a subcontract between IMPSAT S.A. and IBM relating to Banco de la Nacion Argentina ("BNA"). BNA, a state owned bank and the largest bank in Argentina, is and has been one of IMPSAT S.A.'s ten largest customers. IBM has filed suit against BNA for amounts due and owing under its direct contract with BNA. IMPSAT Argentina currently has a direct contract with BNA for the provision of private network telecommunications services as to which BNA is generally current.

The payment of the receivable by BNA to IBM is subject to the approval of the General Auditor of Argentina, which office is conducting an audit of the procedures used by BNA in awarding the contract. During 1997, IMPSAT S.A. conducted negotiations with IBM that resulted in the execution of an agreement between IMPSAT S.A. and IBM contemplating the possible cancellation of the amounts due to IMPSAT S.A. in respect of the IBM receivable in exchange for a payment to IMPSAT S.A. of approximately $1.5 million plus VAT in the event that the judge overseeing IBM's suit against BNA authorized IBM's settlement of the amount due to IMPSAT S.A. as not affecting IBM's claims against BNA. The contemplated judicial approval was not received prior to the date established for such authorization in IMPSAT S.A.'s agreement with IBM (April 30, 1998), and IBM therefore declined to make the contemplated payment. On December 14, 1998, IMPSAT S.A. filed suit against IBM for amounts due and arising under the IBM Receivable totaling $2.2 million, plus interest on such amounts.

The activity for the allowance for doubtful account is as follows:

                                                         DECEMBER 31,            MARCH 31,
                                                             1998                   1999
                                                    ----------------------------------------
                                                                                (UNAUDITED)
Beginning balance                                           $ 5,497              $ 8,310
Provision for doubtful accounts                               3,453                  303
Write-offs, net of recoveries                                  (640)                (492)
                                                            -------              -------

Ending balance                                              $ 8,310              $ 8,121
                                                            ========             =======

4.  OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local government for taxes other than income, advances to suppliers other than for fixed assets, related parties receivables and other miscellaneous amounts due to IMPSAT S.A.

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at consists of:

                                                                  DECEMBER 31,            MARCH 31,
                                                                      1998                  1999
                                                              ---------------------------------------
                                                                                         (UNAUDITED)
Building, installations and improvements                           $  16,671             $  16,795
Operating communications equipment                                   226,480               231,855
Furniture, fixtures and other equipment                                8,399                 8,792
                                                                   ---------             ---------

           Total                                                     251,550               257,442
Less:  accumulated depreciation                                      (87,641)              (93,137)
                                                                   ---------             ---------

           Total                                                     163,909               164,305
Equipment in transit                                                   1,825                 2,004
Projects in process                                                    1,919                 2,573
                                                                   ---------             ---------

Property, plant and equipment, net                                 $ 167,653             $ 168,882
                                                                   =========             =========

The recap of accumulated depreciation is as follows:


                                                                  DECEMBER 31,            MARCH 31,
                                                                      1998                  1999
                                                              -------------------------------------
                                                                                         (UNAUDITED)
Beginning balance                                                   $ 68,654              $ 87,641
Depreciation expense                                                  20,515                 5,746
Disposals and retirements                                             (1,528)                 (250)
                                                                    --------              --------

Ending balance                                                      $ 87,641              $ 93,137
                                                                    ========              ========

6.  SHORT-TERM DEBT

IMPSAT S.A.'s short-term debt is detailed as follows:

                                                                                  DECEMBER 31,            MARCH 31,
                                                                                      1998                   1999
                                                                             ---------------------------------------
                                                                                                         (UNAUDITED)
Short-term credit facilities, denominated in
    U.S. dollars, interest rates ranging from 9,5% to 14.5%                         $ 11,000               $ 11,038
    Pesos, interest rate 12.75%                                                        2,000                  -
                                                                                    --------               --------

Total short-term debt                                                               $ 13,000               $ 11,038
                                                                                    =========              ========

IMPSAT S.A. has historically refinanced its short-term credit facilities on an annual basis.

7.  LONG-TERM DEBT

IMPSAT S.A.'s long-term debt is detailed as follows:

                                                                                 DECEMBER 31,             MARCH 31,
                                                                                     1998                   1999
                                                                            ----------------------------------------
                                                                                                         (UNAUDITED)
Term notes payable (6.63% - 12.63%) maturing
    semiannually though 1999, collateralized by certain assets                    $ 64,802                  64,160
Eximbank notes payable (7.00%), maturing
    semiannually through 1999                                                        1,694                   1,694
Eximbank notes payable (7.00%), maturing
    semiannually through 2003 and 2004                                                   -                     227
                                                                                 ---------                --------

           Total long-term debt                                                     66,496                  66,081
Less:  current portion                                                             (64,694)                (64,317)
                                                                                 ---------                --------

Long-term debt, net                                                              $   1,802                $  1,764
                                                                                 =========                ========

8.  INCOME TAXES

The provision for income taxes for the three months ended March 31, 1999 and 1998 consists of $40 and $1,050 in deferred taxes. The statutory tax rate in Argentina is 35%.

9.  COMMITMENTS AND CONTINGENCIES

IMPSAT S.A. leases leased telecommunications link with annual rental commitments of approximately $18,000 through the year 2001. In addition, IMPSAT S.A. has commitments to purchase communications equipment amounting to approximately $4,874 million at March 31, 1999.

IMPSAT S.A. is guarantor on the $125,000 12 1/8% Senior Guaranteed Notes Due 2003 issued on July 30, 1996 by the Parent Company.

During May, 1997, the Parent Company and IMPSAT S.A. entered into a three party arrangement with a financial institution whereby $60 million was borrowed by IMPSAT S.A. and concurrently a like amount Certificate of Deposit was placed at the financial institution by the Parent Company. The arrangement expires in July 1999.

IMPSAT S.A. is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, IMPSAT S.A. expects to vigorously prosecute or defend such claims, although there can be no assurance that IMPSAT S.A. will ultimately prevail with respect to any such matters.

In November 1996, IMPSAT S.A. filed suit against one of its customers, ENCOTESA, for amounts due and arising under IMPSAT S.A.'s contracts with ENCOTESA, the former Argentine national postal service. IMPSAT S.A. has reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value of $5,143 as determined by IMPSAT S.A.'s management based on the advice of local legal counsel. IMPSAT S.A. will continue to assess the effect that the ENCOTESA receivables situation will have on its results of operations, liquidity or capital resources.

In the normal course of business, IMPSAT S.A. faces challenges to its various licenses and rights to operate on an exclusive basis, which it vigorously defends. There can be no assurance it will ultimately prevail on these challenges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table presents the Company's results of operations as a percentage of revenues:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        1998            1999
                                                    ------------   -------------
                                                      (IN THOUSANDS AND AS A
                                                    PERCENTAGE OF CONSOLIDATED
                                                             REVENUES)
Net revenues from services...................... $45,153   100.0%  $53,560  100.0%
Variable costs of services......................   7,719    17.1    10,916   20.4
Leased telecommunications links.................   6,115    13.5     8,813   16.5
Salaries, wages and benefits....................   7,771    17.2    10,815   20.2
Selling, general and administrative expenses....   8,516    18.9    10,476   19.6
Depreciation and amortization...................   8,061    17.8    10,915   20.4
Interest expense, net...........................   7,785    17.2    14,360   26.8
Net gain (loss) on foreign exchange.............      23     0.1   (6,212) (11.6)
(Provision for)  benefit from foreign income
  taxes......................................... (1,635)   (3.6)     2,143    4.0
Comprehensive loss.............................. (3,632)   (8.0)  (23,705) (44.3)

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

      Revenues. Revenues of the Company for the first quarter of 1999 totaled $53.6 million, an increase of $8.4 million, or 18.6 %, from revenues for the first quarter of 1998. Economic difficulties in many of the countries in which the Company operates and competitive pressures in the Company's more mature markets in Argentina and Colombia contributed to the Company's experiencing a lower rate of revenue growth during the first quarter of 1999 than in prior periods. The Company anticipates that such conditions could remain in effect during subsequent quarters.

      Revenues at IMPSAT Argentina for the first quarter of 1999 totaled $26.5 million (an increase of $2.4 million, or 10.0%, from the first quarter of 1998). Revenues at IMPSAT Colombia totaled $14.5 million in the first quarter of 1999, an increase of $0.7 million, or 4.8%, from the first quarter of 1998. The adverse economic conditions experienced in Argentina and Colombia during the first quarter of 1999 resulted in certain customers of the Company ordering reductions in the services provided by the Company.

      Revenues at IMPSAT Venezuela totaled $5.0 million for the first quarter of 1999, representing an increase of $2.0 million from the first quarter of 1998. Revenues at IMPSAT Ecuador totaled $3.0 million for the first quarter of 1999 (an increase of $1.2 million from the first quarter of 1998). Management anticipates that the growth in revenues at IMPSAT Ecuador could decline during the remainder of 1999 due to the effects of the economic crisis experienced in that country during the first quarter of this year. IMPSAT USA recorded revenues of $2.3 million and $1.8 million during the three months ended March 31, 1999 and 1998, respectively, and IMPSAT Mexico maintained revenues of $0.7 million for each of the same periods.

      The Company's net revenues for the first quarter of 1999 also include revenues of $2.0 million recorded by Mandic S.A. and $0.9 million recorded by IMPSAT Brazil. Revenues for the first quarter of 1999 recorded by IMPSAT Brazil and Mandic S.A., each of which was acquired by the Company in the second quarter of 1998, were negatively impacted by the currency devaluation of the Brazilian real against the U.S. dollar during that period. Growth in Mandic S.A.'s Internet services during the first quarter of 1999 (an increase of 3,740 retail dial-up access Internet customers compared to the number of customers at December 31, 1998) was offset by price erosion in local currency caused by the economic problems experienced in Brazil during the period.

      Revenue growth of the Company for the first quarter of 1999 is attributable to an overall increase in the number of customers and services provided. Revenues from VSAT-based services (principally VSAT, Minidat, Difusat and Telecampus) during the first quarter of 1999 totaled $16.2 million, an increase of $2.2 million (or 16.0%) compared to the corresponding period in 1998. Revenues from Minidat services for the first quarter of 1999 totaled $1.2 million, compared to revenues of $60,000 for the first quarter of 1998. At March 31, 1999, the Company had installed 854 Minidat microstations compared to installations of 347 Minidat microstations at March 31, 1998. As a percentage of the Company's total net revenues, revenues from VSAT-based services declined to 30.3% for the first quarter of 1999 from 31.0% for the corresponding period in 1998.

      Revenues from the Company's SCPC service offerings (principally, Dataplus, Interplus and Regional Teleports) for the first quarter of 1999 totaled $19.5 million, an increase of $3.2 million (or 19.9%) from the first quarter of 1998. Many of the Company's customers have supplemented or replaced their VSAT services with SCPC services over time as they have increased the amount of bandwidth required for the private telecommunications network services contracted with the Company, and the Company expects this trend to continue. The Company anticipates that the percentage, and absolute amount, of total revenues represented by non-VSAT-based service offerings (i.e., SCPC, value-added and terrestrial services) will continue to grow at a faster rate than its VSAT-based service offerings.

      Excluding Internet and Global Fax customers, the Company had a total of 1,534 customers at March 31, 1999, compared to 1,252 customers at March 31, 1998. At March 31, 1999, the Company had in excess of 87,000 retail dial-up access Internet customers and 293 corporate dedicated access Internet customers, compared to more than 25,000 retail Internet customers and 151 corporate Internet customers at March 31, 1998. Mandic S.A.'s net revenues from Internet services for the first quarter of 1999 totaled $2.0 million. IMPSAT Argentina's net revenues from Internet services for the first quarter 1999 totaled $1.9 million, an increase of $0.6 million (or 44.4%) compared to the first quarter of 1998.

      Variable Cost of Services. The Company's variable cost of services for the first quarter of 1999 totaled $10.9 million, an increase of $3.2 million, or 41.4%, from the Company's variable cost of services for the first quarter of 1998. Of total variable cost of services for the first quarter of 1999, $5.7 million related to the operations of IMPSAT Argentina and $2.3 million related to the operations of IMPSAT Colombia, compared to variable cost of services of $4.5 million and $1.5 million at IMPSAT Argentina and IMPSAT Colombia, respectively, for the first quarter of 1998. Variable costs of services for Mandic S.A. and IMPSAT Brazil for the first quarter of 1999 totaled $0.4 million and $0.3 million, respectively.

      The principal items comprising total variable cost of services are maintenance and installation (including de-installation) costs, and sales commissions paid to third-party sales representatives.

      Maintenance costs for the Company's telecommunications network infrastructure totaled $2.9 million for the first quarter of 1999, compared to $2.4 million for the corresponding period in 1998.

      Installation costs totaled $2.3 million for the first quarter of 1999 and $1.5 million for the first quarter of 1998. Installation costs at IMPSAT Argentina totaled $1.5 million for the first quarter of 1999 as compared to $0.8 million for the first quarter of 1998. The increase in such costs is related in part to a higher number of de-installations of VSATs due to customer cancellations and customer upgrades to SCPC technology. The Company contracts equipment installation services from outside providers.

      Sales commissions paid to third-party sales representatives totaled $1.6 million for the first quarter of 1999, compared to $1.3 million for the first quarter of 1998. The overwhelming amount of such sales commissions paid to third-party sales representatives related to customers of IMPSAT Argentina. Sales commissions paid to third-party sales representatives in Argentina totaled $1.3 million and $1.1 million in the first quarters of 1999 and 1998, respectively.

      In addition, fees paid in connection with the Company's licenses to the respective governmental entities in the countries in which the Company operates increased to $1.0 million for the first quarter of 1999 from $0.4 million for the first quarter of 1998. This increase is principally related to the adoption of new telecommunications regulations in Colombia which broadened the base of IMPSAT Colombia's revenues upon which the applicable royalties are levied.

      Leased Telecommunications Link Cost. Leased telecommunications links costs comprise payments for satellite lease capacity and rights to use dedicated fiber optic capacity owned by third parties. The Company's leased telecommunication links payments for the first quarter of 1999 totaled $8.8 million, an increase of $2.7 million, or 44.1%, over such payments for the corresponding period in 1998. The Company had approximately 877.0 MHz and 461.9 MHz of leased satellite capacity at March 31, 1999 and 1998, respectively. The expansion of the Company's satellite capacity during the first quarter of 1999 compared to the first quarter of 1998 is attributable primarily to contractually scheduled increases in satellite capacity to match anticipated growth in the total number of SCPC earth stations to be installed by the Company over time which, because of their greater transmission capacity and bandwidth requirements compared to VSATs, utilize larger amounts of satellite capacity.

      Salaries, Wages and Benefits. Salaries, wages and benefits paid by the Company for the first quarter of 1999 totaled $10.8 million, an increase of $3.0 million, or 39.2%, over the Company's expenses for salaries, wages and benefits during the first quarter of 1998. Salaries, wages and benefits paid by IMPSAT Argentina for the first quarter of 1999 totaled $4.4 million, an increase of $0.5 million or 12.7% over salaries, wages and benefits paid by IMPSAT Argentina during the first quarter of 1998. The increase in salaries, wages and benefits resulted primarily from an increase in the number of employees of the Company, which went from 724 employees at March 31, 1998 to a total of 1,051 employees at March 31, 1999. In addition, the Company increased salaries, wages and benefits of its personnel to match market rates and increases in cost of living.

      Salaries, wages and benefits paid by the Company with respect to IMPSAT Brazil and Mandic S.A. for the first quarter of 1999 totaled $1.0 million and $0.5 million, respectively. Of the Company's total employees at March 31, 1999, 28 individuals were assigned to the Company's project to construct a broadband network throughout the principal countries in Latin America (the "Project"), the plans for which were announced in September 1998. Salaries, wages and benefits for the first quarter of 1999 relating to the Project totaled $132,000.

      Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses for the Company consist principally of publicity and promotion costs; provisions for doubtful accounts; fees and other remuneration; travel and entertainment; rent; and plant services, telephone and energy expenses. The Company incurred SG&A expenses of $10.5 million for the first quarter of 1999, an increase of $2.0 million, or 23.0%, from SG&A expenses incurred by the Company during the first quarter of 1998. The increase relates in part to SG&A expenses incurred by the two newest subsidiaries of the Company, IMPSAT Brazil and Mandic S.A. SG&A expenses at IMPSAT Argentina for the first quarter of 1999 totaled $4.0 million, a decrease of $0.5 million from SG&A expenses incurred by IMPSAT Argentina for the first quarter of 1998. SG&A expenses incurred by IMPSAT Brazil and Mandic S.A. for the first quarter of 1999 totaled $1.4 million and $0.5 million, respectively.

      The Company recorded a provision for doubtful accounts in the first quarter of 1999 of $0.8 million, compared to $1.2 million for the same period in 1998. The Company reviews the status of accounts receivable from its customers and makes adjustments to its reserve for uncollectible receivables as it deems appropriate. At March 31, 1999, excluding amounts owed by two large former customers that are the subject of certain litigation actions described in Footnotes 4 and 13 to the Company's Consolidated Financial Statements included at Item 1 hereto, approximately 13% of the Company's gross current trade accounts receivable were past due more than six months but less than one year and approximately 14% of gross accounts receivable were past due more than one year.

      The increase in the Company's SG&A expenses for first quarter of 1999 also reflects: (i) increased advertising and promotion costs during the period ($1.4 million, representing an increase of $0.3 million, or 29.0%, compared to the corresponding period in 1998); and (ii) maintenance expenses during the period ($1.2 million, compared to $0.6 million for the first quarter of 1999); and
(iii) expenses related to third party services of $0.6 million (compared to $0.2 million for the corresponding period in 1998).

      Depreciation and Amortization. The Company's depreciation and amortization for the first quarter of 1999 totaled $10.9 million, an increase of $2.9 million, or 35.4%, compared to the first quarter of 1998. Depreciation and amortization for IMPSAT Argentina totaled $5.7 million and $4.8 million for the first quarters of 1999 and 1998, respectively.

      Interest Expense, Net. The Company's net interest expense for the first quarter of 1999 totaled $14.4 million, comprising interest expense of $15.4 million and interest income of $1.0 million. Net interest expense for the first quarter of 1999 increased $6.6 million from net interest expense for the first quarter of 1998. IMPSAT Argentina's net interest expense for the first quarter of 1999 totaled $2.9 million ($1.3 million after eliminating intercompany items), compared to net interest expense of $3.1 million ($1.3 million after eliminating intercompany items) for the first quarter of 1998. Net interest expense at IMPSAT Colombia for the first quarter of 1999 totaled $2.8 million ($2.4 million after eliminating intercompany items), as compared to $1.6 million ($1.2 million after eliminating intercompany items) for the first quarter of 1998. Interest expense with respect to intercompany loans are eliminated in the Company's Consolidated Statement of Operations.

      The increase in net interest expense reflects increased indebtedness of the Company, which grew from $238.8 million as of March 31, 1998 to $421.1 million as of March 31, 1999. As of March 31, 1999, total outstanding indebtedness at IMPSAT Argentina equaled $139.9 million ($17.1 million after eliminating intercompany items), compared to $121.5 million ($61.5 million after eliminating intercompany items) as of March 31, 1998. Total outstanding indebtedness at IMPSAT Colombia as of March 31, 1999 equaled $61.2 million ($48.2 million after eliminating intercompany items), compared to $55.1 million ($42.1 million after eliminating intercompany items) as of March 31, 1998. Such increased indebtedness of the Company relates primarily to the issuance by the Company in June 1998 of $225 million principal amount of 12 3/8% Senior Notes due 2008 (the "1998 Note Offering"). The average interest rate on the Company's indebtedness for the first quarter of 1999 was 14.7%, compared to an average interest rate of 14.1% for the first quarter of 1998.

      Net Gain (Loss) on Foreign Exchange. The Company recorded a net loss on foreign exchange for the first quarter of 1999 of $6.2 million (compared to a net gain on foreign exchange of $23,000 for the corresponding period in 1998), primarily as a result of the devaluation of the Brazilian real against the U.S. dollar.

      Provision for Income Taxes. The Company recorded a benefit for income taxes (all of which are for foreign taxes) of $2.1 million, for the three months ended March 31, 1999, compared to a provision for income taxes of $1.6 million for the corresponding period in 1998. IMPSAT Argentina recorded a provision for income taxes for the first quarter of 1999 of $40,000, compared to $1.1 million in the first quarter of 1998. IMPSAT Colombia recorded a provision for income taxes for the first quarter of 1999 of $0.3 million, compared to $0.7 million for the first quarter of 1998.

      Comprehensive Loss. For the three months ended March 31, 1999, the Company incurred a comprehensive loss of $23.7 million, an increase of $20.1 million, compared to the Company's comprehensive loss of $3.6 million for the three months ended March 31, 1998. In addition to the items described in the preceding paragraph, the principal reasons for the increase in the Company's comprehensive loss as compared to prior periods related to the effect of accrued dividends of $3.4 million on the Series A Preferred Stock during the first quarter of 1999 and the foreign currency translation adjustment loss of $3.2 million.

      For the first quarter of 1999, IMPSAT Argentina recorded a net loss of $0.2 million, compared to net loss of $0.7 million for the corresponding period in 1998. IMPSAT Colombia recorded net income in the first quarter of 1999 of $0.5 million, compared to a net income of $1.8 million for the corresponding period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company anticipates that it will continue to incur significant capital expenditures in the next several years in connection with the expected growth of its commercial operations in Argentina, Colombia, Venezuela, Ecuador, Mexico and the United States, the further development of its operations in Brazil and for the Project. The Company intends to meet its capital requirements during the remainder of 1999 from unused proceeds of the 1998 Note Offering and the proceeds of the $125 million equity offering to Nunsgate Limited, a wholly owned subsidiary of British Telecommunications plc ("BT") (see Part II, Item 5 of this Report). The Company currently anticipates that it will require approximately $250 million during the period 1999 to 2000 for capital expenditures (including amounts already expended in 1999 to date). The Company's projected capital expenditure requirements include the further development of private telecommunications network systems in Brazil and continued additions to its private telecommunications network infrastructure in order to maintain the Company's ability to provide high-quality, competitive services. The Company's budget contemplates that the Company will need approximately $75 million for the period from 1999 to 2000 (including amounts already expended in 1999 to date) for capital expenditures related to the adequate build-out of its private telecommunications network system in Brazil.

      The Company's currently planned capital expenditures described above are exclusive of expenditures that would be required for the implementation of the Project. The timing and development of the Project has not been finalized and will be dependent on the availability of adequate financing, among other factors. The Company currently estimates that the initial implementation of the Project through the end of 2000 could require up to $300 million in additional financing. The Company does not currently have any commitments regarding such financing and the development of the Project will be dependent upon the Company's ability to obtain such financing. Accordingly, the ability of the Company to continue the expansion of its private telecommunications network systems as is necessary to provide high-quality, competitive private network services to its customers and to meet its debt service obligations will be dependent upon the future performance of the Company, including the ability of the Company to obtain additional debt financing and potential equity financing. The Company's ability to maintain its planned program of capital expenditures will be dependent on its ability to obtain additional sources of financing. If the Company is unable to obtain such additional sources of financing, it will not be able to maintain its levels of growth and market position in any of the countries in which it operates, which could have an adverse effect on the business and prospects of the Company.

      As set forth in its Consolidated Statements of Cash Flow, in the three months ended March 31, 1999, the Company utilized $6.5 million in net cash flow from operating activities, compared with $2.2 million generated for the three months ended March 31, 1998. The decrease in cash flow from operating activities in the first quarter of 1999 was primarily attributable to an increase in accounts payable as well as amortization and depreciation. Financing activities provided $1.5 million in net cash flow for the three months ended March 31, 1999, compared with $18.7 million from cash flow generated by financing activities for the three months ended March 31, 1998. During such period, the Company used $17.2 million in net cash flow for investing activities, compared to $16.0 million for the three months ended March 31, 1998. The Company had a cash balance of $64.6 million as of March 31, 1999.

      The Company leases satellite capacity with annual rental commitments of approximately $25.0 million through the year 2001. In addition, the Company has commitments to purchase communications equipment amounting to approximately $14.9 million at March 31, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      Not Applicable.

ITEM 5.  OTHER INFORMATION

      Common Stock Offering to BT. On March 11, 1999, a Share Purchase Agreement was entered into among the Company, Nevasa Holdings Limited ("Nevasa") and BT, in which the Company agreed to issue, sell and deliver 20,158,528 newly issued shares of common stock to BT and Nevasa agreed to sell 4,031,706 currently owned shares of common stock to BT for $125,000 and $25,000, respectively. These transactions were consummated on April 19, 1999.

      New Board of Directors Members.

      In April 1999, Mr. Gustavo Schwed replaced Ms. Marianne Hay on the Company's Board of Directors. Mr. Schwed is a Principal of Morgan Stanley Dean Witter Capital Partners and is Co-Chairman of the general partner of the Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. Mr. Schwed joined Morgan Stanley Dean Witter in July 1998. Previously, he was a Principal of Bassini, Playfair & Associates, a private equity firm specializing in Latin American investments, and a Managing Director and head of the Latin American Merchant Banking Group of Donaldson, Lufkin & Jenrette. Mr. Schwed holds an M.B.A. from Stanford University Graduate School of Business and a B.A. in Economics from Swarthmore College.

      In connection with the Common Stock Offering which closed on April 19, 1999, BT was given the right to appoint two directors to the Board of Directors of IMPSAT Corporation. It is anticipated that these appointments to the Board of Directors will be made in May of 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Exhibits.  27.1  Financial Data Schedule.

(a)(2) List of Schedules. All schedules for which provision is made in the applicable accounting regulations of the Commission are omitted because they are not applicable or the information is included in the financial statements included herein.

(b) Reports on Form 8-K. On March 15, 1999, the Company filed with the Commission a current report on Form 8-K, which disclosed a public announcement on March 11, 1999 that the Company had entered into an agreement with BT pursuant to which BT would acquire a 20% stake in the Company.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, in the capacities and on the dates indicated.

                                  IMPSAT Corporation


                                  By: /s/ Guillermo Jofre
                                     -----------------------
                                     Guillermo Jofre
                                     Chief Financial Officer

                                  Date: May 17, 1999


                                  IMPSAT S.A.

                                  By: /s/ Jose Torres
                                     -------------------------
                                      Jose Torres
                                      Director and
                                      Chief Accounting Officer

                                  Date: May 17, 1999