Form 10-Q
period 1999-06-30
IMPSAT CORP
filed 1999-08-16
CIK 1022329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 1999 OR

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

  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANTS' PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]
                                                    ---      -

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

INDICATE BY CHECK MARK WHETHER THE COMPANY HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES n/a NO n/a
           ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: As of June 30, 1999, the Company had outstanding 120,951,168 shares of Common Stock, $1.00 par value, and 25,000 shares of Series A Convertible Preferred Stock, liquidation preference $5,674 per share, outstanding.

                            -------------------------

                               IMPSAT CORPORATION
                                   IMPSAT S.A.

                            -------------------------

                                      INDEX

                                                                                                                          PAGE NO.
                                                                                                                          --------

PART I FINANCIAL INFORMATION.....................................................................................................1
    Item 1.  Financial Statements................................................................................................1
    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............................29
    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................................40

PART II OTHER INFORMATION.......................................................................................................41
    Item 1.  Legal Proceedings..................................................................................................41
    Item 2.  Changes in Securities..............................................................................................41
    Item 3.  Defaults Upon Senior Securities....................................................................................41
    Item 4.  Submission of Matters to a Vote of Security-Holders................................................................41
    Item 5.  Other Information..................................................................................................41
    Item 6.  Exhibits and Reports on Form 8-K...................................................................................44

SIGNATURES......................................................................................................................45

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)

------------------------------------------------------------------------------------------------------
                                                               DECEMBER 31,             JUNE 30,
                                                            ------------------------------------------
                                                                  1998                    1999
                                                            ------------------------------------------
ASSETS                                                                                (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                                $           90,021     $          151,501
   Trade accounts receivable, net                                       46,974                 54,094
   Other receivables                                                    20,110                 22,933
   Prepaid expenses                                                      1,994                  1,989
                                                            ------------------     ------------------

            Total current assets                                       159,099                230,517
                                                            ------------------     ------------------

PROPERTY, PLANT AND EQUIPMENT, Net                                     330,726                346,894
                                                            ------------------     ------------------

NON-CURRENT ASSETS:
   Trade account receivables, net                                        5,143                  5,143
   Investment                                                           10,708                 10,402
   Deferred financing costs, net                                        10,329                  9,733
   Deferred income taxes, net                                                                   3,248
   Intangible assets, net                                                7,920                 21,613
   Other non-current assets                                              3,293                  4,473
                                                            ------------------     ------------------

            Total non-current assets                                    37,393                 54,612
                                                            ------------------     ------------------

TOTAL                                                       $          527,218     $          632,023
                                                            ==================     ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable - trade                                 $           32,416     $           33,546
   Short-term debt                                                      19,262                 21,007
   Current portion of long-term debt                                    21,138                 16,957
   Accrued liabilities                                                  12,628                 10,901
   Deferred income taxes, net                                              120
   Other liabilities                                                    12,346                 14,170
                                                            ------------------     ------------------

            Total current liabilities                                   97,910                 96,581
                                                            ------------------     ------------------

LONG-TERM DEBT, Net                                                    379,292                388,784
                                                            ------------------     ------------------

OTHER LONG-TERM LIABILITIES                                              3,446                 13,300
                                                            ------------------     ------------------

COMMITMENTS AND CONTINGENCIES (Note 13)

MINORITY INTEREST                                                       13,071                 12,925
                                                            ------------------     ------------------

REDEEMABLE PREFERRED STOCK, Convertible, Series A,
   10%, cumulative dividend; 25,000 shares authorized,
   issued and outstanding; liquidation preference
   $5,674 per share                                                    135,018                141,853
                                                            ------------------     ------------------

STOCKHOLDERS' DEFICIT:
   Common stock, $1 par value; 175,400,000 shares
     authorized; 100,792,640 shares issued and
     outstanding at December 31, 1998 and 120,951,168
     shares issued and outstanding at June 30, 1999,
     respectively                                                      100,793                120,951
   Additional paid in capital                                                                 100,778
   Accumulated deficit                                                 (71,391)              (109,339)
   Treasury stock, 25,198,160 shares, at cost                         (125,000)              (125,000)
   Amount paid in excess of carrying value of assets
      acquired from related party                                       (5,395)                (5,111)
   Accumulated other comprehensive loss                                   (526)                (3,699)
                                                            ------------------     ------------------

      Total stockholders' deficit                                     (101,519)               (21,420)
                                                            ------------------     ------------------

TOTAL                                                       $          527,218     $          632,023
                                                            ==================     ==================

See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                      ----------------------------------------------------------------------
                                                           1998               1999              1998              1999
                                                           ----               ----              ----              ----
                                                                 (UNAUDITED)                         (UNAUDITED)

NET REVENUES FROM SERVICES                              $   48,498         $   57,658        $   93,651        $  111,218
                                                        ----------         ----------        ----------        ----------

COST AND EXPENSES:
    Variable cost of services                                6,548              9,425            13,747            20,341
    Leased telecommunications links                          7,741             12,095            14,382            20,908
    Salaries, wages and benefits                             9,191             11,377            16,962            22,192
    Selling, general and administrative                     12,288             12,305            20,798            22,781
    Depreciation and amortization                            8,568             12,414            16,629            23,329
                                                        ----------         ----------        ----------        ----------

       Total cost and expenses                              44,336             57,616            82,518           109,551
                                                        ----------         ----------        ----------        ----------

       Operating income                                      4,162                 42            11,133             1,667
                                                        ----------         ----------        ----------        ----------

OTHER INCOME (EXPENSES):
    Interest expense, net                                   (9,406)           (13,746)          (17,191)          (28,106)
    Net loss on foreign exchange                              (181)            (1,774)             (158)           (7,986)
    Other income (expense), net                                166                (83)              498              (564)
                                                        ----------         ----------        ----------        ----------

       Total other expenses                                 (9,421)           (15,603)          (16,851)          (36,656)
                                                        ----------         ----------        ----------        ----------

LOSS BEFORE INCOME TAXES, CUMULATIVE
    EFFECT AND MINORITY INTEREST                            (5,259)           (15,561)           (5,718)          (34,989)

(PROVISION FOR) BENEFIT FROM INCOME TAXES                     (616)             1,874            (2,251)            4,017
                                                        ----------         ----------        ----------        ----------

LOSS BEFORE CUMULATIVE EFFECT
    AND MINORITY INTEREST                                   (5,875)           (13,687)           (7,969)          (30,972)

CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE, NET OF TAX                                                             (1,269)

INCOME ATTRIBUTABLE TO MINORITY INTEREST                      (327)              (305)             (596)             (141)
                                                        ----------         ----------        ----------        ----------

NET LOSS BEFORE DIVIDENDS ON
    REDEEMABLE PREFERRED STOCK                              (6,202)           (13,992)           (9,834)          (31,113)

DIVIDENDS ON REDEEMABLE PREFERRED STOCK                     (3,507)            (3,460)           (3,507)           (6,835)
                                                        ----------         ----------        ----------        ----------

NET LOSS ATTRIBUTABLE TO COMMON
    SHAREHOLDERS                                        $   (9,709)        $  (17,452)       $  (13,341)       $  (37,948)
                                                        ==========         ==========        ==========        ==========

See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS OF U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                      ----------------------------------------------------------------------
                                                           1998               1999              1998              1999
                                                           ----               ----              ----              ----
                                                                 (UNAUDITED)                         (UNAUDITED)

NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                                          $   (9,709)        $  (17,452)       $  (13,341)       $  (37,948)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                          36                              (3,173)
                                                        ----------         ----------        ----------        ----------

COMPREHENSIVE LOSS                                      $   (9,709)        $  (17,416)       $  (13,341)       $  (41,121)
                                                        ==========         ==========        ==========        ==========

See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(IN THOUSANDS OF U.S. DOLLARS)

-----------------------------------------------------------------------------------------------------------------------------------

                                                           COMMON STOCK                 ADDITIONAL
                                                  --------------------------------       PAID IN         ACCUMULATED      TREASURY
                                                      SHARES            STOCK            CAPITAL          DEFICIT(*)       STOCK
                                                  ---------------  ---------------   ---------------   ---------------   ----------

BALANCE AT DECEMBER 31, 1998                           75,594,480    $  100,793                        $    (71,391)     $(125,000)

   Dividends on redeemable preferred stock                                                                   (6,835)

   Common stock issuance                               20,158,528        20,158       $   100,778

   Amortization of amount paid in excess
      of carrying value of net assets acquired from related party

   Foreign currency translation adjustment

   Net loss for the period                                                                                     (31,113)
                                                  ---------------  ---------------   ---------------   ---------------   ----------

BALANCE AT JUNE 30, 1999 (unaudited)                   95,753,008  $       120,951   $       100,778   $      (109,339)  $ (125,000)
                                                  ===============  ===============   ===============   ===============   ==========

------------------------------------------------------------------------------------------------------------------------
                                                     AMOUNT PAID
                                                     IN EXCESS OF
                                                       CARRYING
                                                        VALUE
                                                    OF NET ASSETS      ACCUMULATED
                                                       ACQUIRED           OTHER
                                                         FROM         COMPREHENSIVE                          MINORITY
                                                    RELATED PARTY          LOSS             TOTAL            INTEREST
                                                   ---------------   ---------------   ---------------   ---------------

BALANCE AT DECEMBER 31, 1998                       $       (5,395)   $          (526)  $      (101,519)  $        13,071

   Dividends on redeemable preferred stock                                                      (6,835)

   Common stock issuance                                                                       120,936

   Amortization of amount paid in excess
      of carrying value of net assets acquired
      from related party                                       284                                 284

   Foreign currency translation adjustment                                    (3,173)           (3,173)             (287)

   Net loss for the period                                                                     (31,113)              141
                                                   ---------------   ---------------   ---------------   ---------------

BALANCE AT JUNE 30, 1999 (unaudited)               $        (5,111)  $        (3,699)  $       (21,420)  $        12,925
                                                   ===============   ===============   ===============   ===============

(*) Includes an appropriation of retained earnings in IMPSAT Argentina amounting to $1,890 to comply with legal reserve requirements in Argentina.

See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------------------


                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                               ------------------------------------
                                                                                     1998                   1999
                                                                               ------------------------------------
                                                                                           (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $     (9,834)         $    (31,113)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities, net of acquisition:
      Cumulative effect of a change in accounting principle                            1,269
      Amortization and depreciation                                                   16,629                23,329
      Deferred income tax benefit                                                     (1,592)               (3,368)
      Change in minority interest                                                        242                  (146)
      Changes in assets and liabilities:
         Increase in trade accounts receivable, net                                   (6,121)               (7,120)
         (Increase) decrease in prepaid expenses                                        (723)                    5
         Increase in other receivables and other
            non-current assets                                                          (436)               (5,231)
         Increase in accounts payable - trade                                          7,497                 3,004
         Increase in accrued and other liabilities                                    10,711                    97
         Increase (decrease) in other long-term liabilities                              696                (1,392)
                                                                                ------------          ------------

            Net cash provided by (used in) operating activities                       18,338               (21,935)
                                                                                ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                        (48,226)              (40,338)
   Cash paid in Mandic S.A. acquisition, net                                          (6,307)
   Cash paid in IMPSAT Brazil merger                                                  (5,100)
   (Increase) decrease in investment                                                  (5,001)                  306
                                                                                ------------          ------------

            Net cash used in investing activities                                    (64,634)              (40,032)
                                                                                ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from short-term debt                                                15,036                 1,745
   Acquisition of treasury stock                                                    (125,000)
   Proceed of issuance of redeemable preferred stock                                 125,000
   Proceed of issuance of common stock, net                                                                120,936
   Proceeds from long-term debt                                                      228,097                16,681
   Repayments of long-term debt                                                       (6,638)              (12,742)
                                                                                ------------          ------------

            Net cash provided by financing activities                                236,495               126,620
                                                                                ------------          ------------

EFFECT OF EXCHANGE RATE CHANGE
   ON CASH AND CASH EQUIVALENTS                                                                             (3,173)
                                                                                ------------          ------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                  190,199                61,480

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                          10,439                90,021
                                                                                ------------          ------------

CASH AND CASH EQUIVALENTS AT END
   OF THE PERIOD                                                                $    200,638          $    151,501
                                                                                ============          ============

                                                                                                       (Continued)

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)

---------------------------------------------------------------------------------------------
                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                           ----------------------------------
                                                                  1998                1999
                                                           ----------------------------------
                                                                        (UNAUDITED)

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                $20,317      $         32,314
                                                           ============      ================

   Foreign income taxes paid                                                            1,225
                                                                             ================

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
(Increase) decrease in equipment in transit                $       (113)     $          1,874
                                                           ============      ================

Accrued dividends on redeemable preferred stock            $      3,507      $          6,835
                                                           ============      ================

Mandic S.A. Acquisition:

   Fair Value of net assets acquired                       $      1,300
                                                           ============

Capitalized rights-of-way agreements                                         $         12,618
                                                                             ================

                                                                                  (Concluded)


See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

1.   GENERAL

     IMPSAT Corporation, a Delaware holding company (the "Company"), is a leading provider of private telecommunications network services in Latin America. The Company offers tailor-made, integrated telecommunications solutions, with an emphasis on data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. In addition, the Company is building an extensive pan-Latin American high capacity fiber optic network (the "Broadband Network"). The Company expects that the first phase of the Broadband Network, which will connect points across Argentina and Brazil, will be completed by November 2000.

     The Company currently provides telecommunications and data services through its advanced fiber optic, satellite and microwave telecommunications networks. These networks consist of owned teleports, earth stations, fiber optic and microwave links, and leased satellite and fiber optic links. The Company operates 12 metropolitan area networks in some of the largest cities in Latin America, including: Buenos Aires, Sao Paulo, Bogota and Caracas.

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

     The Company's operating subsidiaries at June 30, 1999 are as follows:

COUNTRY                               OPERATING SUBSIDIARIES                             PERCENTAGE

Argentina               Impsat S.A.                                                         95.2 %
Argentina               Red Alternativa S.A.                                                67.0
Colombia                Impsat S.A.                                                         74.2
Venezuela               Telecomunicaciones Impsat S.A.                                      75.0
Mexico                  Impsat S.A. de C.V.                                                 99.9
Ecuador                 Impsatel del Ecuador S.A.                                          100.0
USA                     Impsat USA, Inc.                                                   100.0
Brazil                  Impsat Comunicacoes Ltda.                                           99.9
Brazil                  Mandic BBS Planejamento e Informatica S.A.                          75.1

     In addition, the Company owns International Satellite Capacity Holdings, NG (Liechtenstein) which serves an intermediary function to the Company and its operating subsidiaries.

2.   MERGERS AND ACQUISITIONS

     On June 1, 1998, the Company acquired from Nevasa Holdings Limited ("Nevasa"), the Company's parent, 99.9% of the capital stock of IMPSAT Comunicacoes Ltda. ("IMPSAT Brazil"), a Brazilian company, for approximately $5.7 million. The purchase price for IMPSAT Brazil represented the total amount of preoperating and development costs and expenses incurred for IMPSAT Brazil by Nevasa. IMPSAT Brazil was established by Nevasa and operates under a value added telecommunications license permitting IMPSAT Brazil to lease satellite capacity directly from EMBRATEL, Brazil's long-distance carrier, and sell corporate private telecommunications network services (data, voice and video) using terrestrial and satellite links to third parties. The acquisition, as is the case for transactions among companies under common control, has been accounted for in a manner similar to the pooling of interests method of accounting, whereby all assets and liabilities have been recorded at their historical carrying amounts and the acquisition was recorded as if the transaction occurred on January 1, 1998. Amounts paid in excess of carrying value of the underlying net assets acquired were recorded as a reduction of stockholders' deficit and are being amortized on a straight-line basis over a period of 10 years.

     On April 20, 1998, the Company signed a definitive agreement to purchase a 75.1% interest in Mandic BBS Planejamento e Informatica S.A. ("Mandic S.A."), a Brazilian internet access provider, for approximately $9.8 million The remaining 24.9% is owned by Mr. Aleksander Mandic, the founder and current president of Mandic S.A. The initial stage of the acquisition of Mandic S.A., pursuant to which the Company acquired a 58.5% interest, was consummated on May 29, 1998, and the remaining 16.6% interest was acquired during November 1998. The acquisition was accounted for as a purchase.

     The purchase price was allocated as follows:

         Estimated fair value of net assets acquired              $1,794
         Goodwill                                                  7,991
                                                                   -----

         Purchase price                                           $9,785
                                                                  ======

     On July 28, 1999 the Company acquired the remaining 24.9% interest in Mandic S.A. for $3.7 million.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The financial statements are presented on a consolidated basis and include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     INTERIM FINANCIAL INFORMATION - The unaudited consolidated statements as of June 30, 1999 and for the six months ended June 30, 1999 and 1998 have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the six-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

     REVENUE RECOGNITION - The Company provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the quantity and type of equipment installed. The fees stipulated in the contracts are generally denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total net revenue from services for the six months ended June 30, 1999 and 1998.

     PROPERTY, PLANT AND EQUIPMENT COSTS - Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

     Buildings and improvements                                      10-25 years
     Operating communications equipment                               5-10 years
     Furniture, fixtures and other equipment                          2-10 years

     INVESTMENT - Investment represents a less than 1.0% ownership interest (at June 30, 1999 and December 31, 1998) by the Company in unaffiliated entities established for the purchase and leasing of satellite capacity time and is accounted for under the cost method.

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

     INTANGIBLE ASSETS - Intangible assets include goodwill and capitalized rights-of-way agreements. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired of Mandic S.A. (see Note 2) of approximately $8.0 million and other acquisitions of approximately $0.9 million, are being amortized on a straight-line basis of over a period of 15 years. Capitalized rights-of-way agreements represent the fees paid and the net present value of fees to be paid per signed agreements entered into for obtaining rights-of-way and other permits for the planned broadband network. These capitalized agreements are being amortized over the term of the rights-of-way, which range from 5 to 20 years. The Company reviews the carrying value of intangibles on an ongoing basis. If such review indicates that these values may not be recoverable, the Company's carrying value will be reduced to its estimated fair value.

     LONG-LIVED ASSETS - Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded during the six months ended June 30, 1999 and 1998.

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

     FOREIGN CURRENCY TRANSLATION - The Company's subsidiaries generally use the U.S. dollar as the functional currency. Accordingly, the financial statements of the subsidiaries were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the functional currency are included as net gain or loss on foreign exchange, which is included in stockholders' equity or in net loss on foreign exchange, respectively. The exceptions to this practice are IMPSAT Brazil and Mandic S.A. which use the local currency as functional currency.

     DEVALUATION - The Brazilian Central Bank introduced changes in the exchange policies by the end of the second week of January 1999. These changes eliminated the exchange range whereby the fluctuation margin of the Brazilian real in relation to the United States dollar was managed, allowing the market to freely negotiate the rate of exchange. The Brazilian real has experienced a significant decline in value in relation to the United States dollar as compared with the prevailing exchange rates of December 31, 1998. As a result of this devaluation, the Company has recorded approximately $8.3 million in foreign exchange losses during the six-month period ended June 30, 1999, which are reflected in net gain (loss) on foreign exchange in the accompanying financial statements. The Company continues to operate in Brazil and therefore has exposure to further currency exchange risk.

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

     RECLASSIFICATIONS - Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

4.   TRADE ACCOUNTS RECEIVABLE

     Trade accounts receivable, by operating subsidiaries, are summarized as follows:

                                                   DECEMBER 31,     JUNE 30,
                                                      1998           1999
                                                ------------------------------
                                                                  (UNAUDITED)

        IMPSAT Argentina                        $      36,378   $       45,673
        IMPSAT Colombia                                 8,480            9,062
        IMPSAT Venezuela                                4,293            5,114
        IMPSAT Ecuador                                  1,559            1,925
        IMPSAT USA                                      2,836            1,571
        IMPSAT Brasil and Mandic S.A.                   2,963            1,769
        Others                                            574              915
                                                -------------   --------------

                 Total                                 57,083           66,029
        Less: allowance for doubtful accounts         (10,109)         (11,935)
                                                -------------   --------------

        Trade accounts receivable, net          $      46,974   $       54,094
                                                =============   ==============

        The Company's subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers' financial history is analyzed.

     The activity for the allowance for doubtful accounts is as follows:

                                         DECEMBER 31,        JUNE 30,
                                            1998               1999
                                       ---------------------------------
                                                             (UNAUDITED)

     Beginning balance                 $       5,933       $      10,109
     Provision for doubtful accounts           5,312               3,055
     Write-offs, net of recoveries            (1,136)             (1,229)
                                       -------------       -------------

     Ending balance                    $      10,109       $      11,935
                                       =============       =============

     As part of the allowance for doubtful accounts described in the preceding tables, at June 30, 1999, the Company had reserved approximately 51.8% (or $1.2 million) of the total amount due to IMPSAT Argentina with respect to a receivable totaling $2.2 million relating to IBM de Argentina S.A. ("IBM"). The past due receivable (the "IBM Receivable") was recorded for services provided under a subcontract between IMPSAT Argentina and IBM relating to Banco de la Nacion Argentina ("BNA"). BNA, a state owned bank and the largest bank in Argentina, is and has been one of the Company's ten largest customers. IBM has filed suit against BNA for amounts due and owing under its direct contract with BNA. IMPSAT Argentina currently has a direct contract with BNA for the provision of private network telecommunications services as to which BNA is generally current.

     The payment of the receivable by BNA to IBM is subject to the approval of the General Auditor of Argentina, which office is conducting an audit of the procedures used by BNA in awarding the contract. During 1997, IMPSAT Argentina conducted negotiations with IBM that resulted in the execution of an agreement between IMPSAT Argentina and IBM contemplating the possible cancellation of the amounts due to IMPSAT Argentina in respect of the IBM receivable in exchange for a payment to IMPSAT Argentina of approximately $1.5 million plus VAT in the event that the judge overseeing IBM's suit against BNA authorized IBM's settlement of the amount due to IMPSAT Argentina as not affecting IBM's claims against BNA. The contemplated judicial approval was not received prior to the date established for such authorization in IMPSAT Argentina's agreement with IBM (April 30, 1998), and IBM therefore declined to make the contemplated payment. On December 14, 1998, IMPSAT Argentina filed suit against IBM for amounts due and arising under the IBM Receivable totaling $2.2 million, plus interest on such amounts.

5.   OTHER RECEIVABLES

     Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries as follows:

                                     DECEMBER 31,       JUNE 30,
                                        1998              1999
                                    -------------------------------
                                                        (UNAUDITED)

     IMPSAT Argentina               $     6,439      $      6,540
     IMPSAT Colombia                      5,064             6,631
     IMPSAT Venezuela                     2,527             1,942
     IMPSAT Ecuador                         835               775
     IMPSAT Mexico                        1,078               421
     IMPSAT Brazil and Mandic S.A.        1,124             3,611
     Others                               3,043             3,013
                                    -----------      ------------

     Total                          $    20,110      $     22,933
                                    ===========      ============

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of:

                                                  DECEMBER 31,         JUNE 30,
                                                     1998                1999
                                                  ------------------------------
                                                                     (UNAUDITED)

     Land                                         $    1,750         $    2,686
     Building and improvements                        27,957             27,582
     Operating communications equipment              400,380            436,450
     Furniture, fixtures and other equipment          20,271             20,052
                                                  ----------         ----------

                 Total                               450,358            486,770
     Less:  accumulated depreciation                (126,728)          (147,862)
                                                  ----------        -----------

                 Total                               323,630            338,908
     Equipment in transit                              4,289              2,415
     Projects in process                               2,807              5,571
                                                  ----------         ----------

     Property, plant and equipment, net           $  330,726         $  346,894
                                                  ==========         ==========

     The recap of accumulated depreciation is as follows:

                                                  DECEMBER 31,         JUNE 30,
                                                     1998               1999
                                                  ------------------------------
                                                                     (UNAUDITED)

     Beginning balance                            $   92,255         $  126,728
     Depreciation expense                             36,027             22,296
     Disposals and retirements                        (1,554)            (1,162)
                                                  ----------         ----------

     Ending balance                               $  126,728         $  147,862
                                                  ==========         ==========

7.   SHORT-TERM DEBT

     The Company's short-term debt is detailed as follows:

                                                   DECEMBER 31,       JUNE 30,
                                                      1998              1999
                                                   -----------------------------
                                                                     (UNAUDITED)
     Short-term credit facilities,
       denominated in U.S. dollars;
       interest rates ranging from 5.8% to 16%;
           IMPSAT Argentina                        $  11,000         $   11,520
           IMPSAT Colombia                             5,859              2,349
           IMPSAT Ecuador                                                   738
           Others                                        203                747
     Short-term credit facilities,
     denominated in local currencies; local
     interest rates ranging from 12.0% to 25.0%;
           IMPSAT Argentina                            2,000              3,693
           IMPSAT Colombia                                                1,960
           IMPSAT Ecuador                                200
                                                  ----------         ----------
     Total short-term debt                        $   19,262         $   21,007
                                                  ==========         ==========

     The Company has historically refinanced its short-term credit facilities on an annual basis.

8.   LONG-TERM DEBT

     The Company's long-term debt is detailed as follows:

                                                                                  DECEMBER 31,      JUNE 30,
                                                                                      1998           1999
                                                                                -------------------------------
                                                                                                  (UNAUDITED)

     12.125% Senior Guaranteed Notes due 2003                                   $   125,000      $    125,000
     12.375% Senior Notes due 2008                                                  225,000           225,000
     Term notes payable:
         IMPSAT Colombia; with maturities through 2002 collateralized by equipment with a carrying value of approximately $14,000 and the assignment of customer contracts totaling approximately $12,000 denominated in:
               U.S. dollars (interest rates 8.13% - 13.13%)                          32,204            26,673
               Local currency (interest rates 19.92% - 40.75%)                        6,156            14,715
         IMPSAT Argentina (6.25% - 6.75%), maturing semiannually
               through 2003, collateralized by investment                             4,802             3,538
         IMPSAT USA (8.25% - 8.75%), mortgage and other
            collateralized debts                                                      2,066             1,898
         IMPSAT Venezuela (9.00% - 10.75%), maturing during 2001                      3,508             2,652
         IMPSAT Brazil (12.69%), maturing during 2004                                                   2,609
     Eximbank notes payable (7.00%), maturing semiannually
         through 1999                                                                 1,694               847
     Eximbank notes payable (7.00%), maturing semiannually
         through 2003 and 2004                                                                          2,809
                                                                                -----------      ------------

                  Total long-term debt                                              400,430           405,741
     Less:  current portion                                                         (21,138)          (16,957)
                                                                                -----------      ------------

     Long-term debt, net                                                        $   379,292      $    388,784
                                                                                ===========      ============

     The Senior Guaranteed Notes, Senior Notes and some of the term notes payable for IMPSAT Colombia and IMPSAT Venezuela contain certain covenants requiring certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

9.   INCOME TAXES

     The components of the provision for (benefit from) income taxes, all of which are for foreign taxes consist of the following for the six months ended June 30, 1998 and 1999:

                                                         1998         1999
          Current income taxes                        $    3,843   $     788
          Deferred income taxes                           (1,592)     (4,805)
                                                      ----------   ---------
          Provision for (benefit from) income taxes   $    2,251   $  (4,017)
                                                      ==========   =========

     The foreign statutory tax rates range from 20% to 35% depending on the particular country. There is no provision or benefit for U.S. income taxes, as the Company has net operating loss carryforwards in the amount of $24.2 million at December 31, 1998, which begin to expire in the year 2010. Deferred taxes result from temporary differences in the capitalization policies of preoperating costs and net operating loss carryforwards.

10.  REDEEMABLE PREFERRED STOCK

     On March 19, 1998, the Company redeemed 25% of its outstanding common stock previously held by STET International Netherlands NV (the "STET Shares") with the proceeds of a substantially concurrent issuance and sale of $125 million of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock was offered and sold to Princes Gate Investors II, L.P. ("Princes Gate") and Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. ("MSGEM"), two private equity funds that are affiliates of Morgan Stanley Dean Witter & Co., and to certain other investors affiliated with Princes Gate and MSGEM (such investors along with Princes Gate and MSGEM, the "Purchasers"). The Series A Preferred Stock was convertible at June 30, 1999 into approximately 22.9% of the Common Stock of the Company.

     The following are some of the principal features of the Series A Preferred
     Stock: (a) cumulative dividends at the rate of 10% per annum, compounded quarterly and, with certain exceptions, payable in kind; (b) mandatorily redeemable in cash by the Company at maturity (10 years after issuance) plus accrued and unpaid dividends; (c) callable under certain circumstances by the Company, in whole, at 100% of the principal amount, plus accrued and unpaid dividends; (d) convertible into common stock of the Company at any time at the option of the Purchasers (including upon a call by the Company), at a specified conversion rate subject to certain antidilution rights; (e) the right by Purchasers holding a certain minimum number of outstanding Series A Preferred Stock to appoint two directors to the Company's Board of Directors as well as to immediately appoint half of the members of the Company's Board of Directors upon the occurrence of certain specified events; and (f) the right by Directors appointed by the Purchasers holding a certain minimum number of outstanding Series A Preferred Stock to a veto over certain major corporate actions.

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

     The Company granted options for 746,000 shares at an exercise price of $4.96 during the year ended December 31, 1998 and options for 654,400 shares at an exercise price of $6.20 during the six months ended June 30, 1999. These options vest on each of the first, second and third anniversaries of the date of grant, as to 10%, 30%, and 30%, respectively, of the granted shares. On the fourth anniversary of the date of grant, the option vests as to the remainder of the granted shares.

     The Company applies APB No. 25 and related interpretations in accounting for its stock options plan to employees and non-employee members of the Board as described in Note 1. Accordingly, no compensation expense has been recognized in the six months ended June 30, 1999 related to this plan.

     For purposes of the following pro forma disclosures, the fair value of the options granted in 1998 and 1999 was estimated using the minimum value method prescribed by SFAS No. 123 for nonpublic entities with the following assumptions: no dividend yields; no volatility; risk-free interest rate of 7.0%; and an expected term of four years. Had compensation cost been determined based on the fair value at the date of grant consistent with the requirement of SFAS 123, the Company's net loss and comprehensive loss would have increased by approximately $0.1 million during the six months ended June 30, 1999.

12.  OPERATING SEGMENT INFORMATION

     The Company's operating segment information, by subsidiary (eliminating intercompany transactions), as of and for the six months ended June 30, 1998 and 1999, is as follows:

                                                June 30,
                                ------------------------------------------
                                         1998                  1999
                                         ----                  ----
TOTAL ASSETS
------------
   Argentina                             $  247,005            $  230,704
   Colombia                                 102,064               107,864
   Venezuela                                 32,203                40,822
   Mexico                                     9,912                10,217
   Ecuador                                   18,142                23,742
   USA                                        9,355                15,488
   Brazil                                    10,624                49,206
   Parent Company and Others                163,926               153,980
                                         ----------             ---------
     CONSOLIDATED TOTAL                  $  593,231             $ 632,023
                                         ==========             =========
NET REVENUES FROM SERVICES:
--------------------------

  SATELLITE BASED:
  ---------------
  VSAT TECHNOLOGY
  ---------------
   Argentina                              $  18,839             $  20,724
   Colombia                                   7,410                 5,996
   Venezuela                                  2,146                 2,800
   Mexico                                        52                   136
   Ecuador                                      791                   897
   USA                                            0                     0
   Brazil                                         0                   799
   Parent Company and Others                      0                     0
                                          ---------             ---------
     CONSOLIDATED TOTAL                   $  29,238             $  31,352
                                          =========             =========
   SCPC TECHNOLOGY
   ---------------
   Argentina                              $  12,674             $  12,858
   Colombia                                   9,842                13,369
   Venezuela                                  2,816                 5,546
   Mexico                                     1,300                 1,240
   Ecuador                                    2,198                 3,271
   USA                                        3,458                 3,116
   Brazil                                       181                   930
   Parent Company and Others                      0                     0
                                          ---------             ---------
     CONSOLIDATED TOTAL                   $  32,469             $  40,330
                                          =========             =========
TERRESTRIAL BASED
-----------------
   Argentina                              $   7,639             $   8,301
   Colombia                                   7,287                 6,216
   Venezuela                                    314                   670
   Mexico                                        27                    73
   Ecuador                                      257                   486
   USA                                            0                     0
   Brazil                                        11                    64

   Parent Company and Others                      0                     0
                                          ---------             ---------
     CONSOLIDATED TOTAL                   $  15,535             $  15,810
                                          =========             =========
VALUE ADDED
-----------
   Argentina                               $  8,382              $ 10,044
   Colombia                                   3,556                 4,525
   Venezuela                                  1,111                 1,158
   Mexico                                       266                   123
   Ecuador                                      893                 1,552
   USA                                          890                 1,333
   Brazil                                       312                   669
   Parent Company and Others                    999                 4,322
                                          ---------             ---------
     CONSOLIDATED TOTAL                   $  16,409             $  23,726
                                          =========             =========
TOTAL
-----
   Argentina                               $ 47,534              $ 51,927
   Colombia                                  28,095                30,106
   Venezuela                                  6,387                10,174
   Mexico                                     1,645                 1,572
   Ecuador                                    4,139                 6,206
   USA                                        4,348                 4,449
   Brazil                                       504                 2,462
   Parent Company and Others                    999                 4,322
                                          ---------             ---------
     CONSOLIDATED TOTAL                   $  93,651             $ 111,218
                                          =========             =========

OPERATING INCOME (LOSS)
-----------------------
   Argentina                                $ 4,817              $  5,703
   Colombia                                  11,319                 7,784
   Venezuela                                    693                   957
   Mexico                                   (1,055)               (1,780)
   Ecuador                                    1,208                 1,318
   USA                                          953                 (291)
   Brazil                                   (5,175)               (5,865)
   Parent Company and Others                (1,627)               (6,159)
                                          ---------             ---------
     CONSOLIDATED TOTAL                   $  11,133             $  1,667
                                          =========             =========

13.  COMMITMENTS AND CONTINGENCIES

     The Company leases telecommunications links with average annual rental commitments of approximately $25.0 million through the year 2003. In addition, the Company has commitments to purchase communications equipment amounting to approximately $10.6 million.

     The Company is a third-party guarantor of up to 75% of a $6.0 million credit facility provided to IMPSAT Venezuela by a regional development fund. At June 30, 1999, the balance outstanding on the credit facility amounted to approximately $2.7 million.

     Impsat Brazil has entered into a $3.3 million term note with El Camino Resources, which is guaranteed by the Company and IMPSAT Argentina.

     During May 1997, the Company and IMPSAT Argentina entered into a three-party arrangement with a financial institution whereby $60.0 million was borrowed by the subsidiary and concurrently a like amount certificate of deposit was placed at the financial institution by the Company. The arrangements establish a right of setoff and, accordingly, the amounts have been netted for purposes of the consolidated financial statement presentation. The arrangements expire in September 1999.

     The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

     In November 1996, IMPSAT Argentina filed suit against one of its customers, ENCOTESA, for amounts due and arising under IMPSAT Argentina's contracts with ENCOTESA, the former Argentine national postal service. The Company has reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value of $5.1 million as determined by the Company's management based on the advice of local legal counsel. The Company will continue to assess the effect that the ENCOTESA receivables situation will have on its results of operations, liquidity or capital resources.

14.  SUBSEQUENT EVENTS

     Nortel Networks Letter of Intent. Pursuant to a letter of intent dated May 17, 1999 between the Company and Nortel Networks Inc., Nortel Networks has agreed to design and construct the first phase of the Company's Broadband Network for what is currently estimated to be up to approximately $250 million. The letter of intent contemplates the Company's negotiation and execution of a turnkey agreement with Nortel Networks to develop the first phase of the Broadband Network.

     The letter of intent with Nortel Networks also contemplates the Company's entering into a vendor financing agreement with Nortel Networks. Under this vendor financing agreement, Nortel Networks is expected to provide the Company with loans in an aggregate amount of up to approximately $250 million, which will be used by the Company to finance the purchase of certain telecommunications equipment, software and services pursuant to the definitive turnkey agreement contemplated by the letter of intent and to provide the Company with working capital.

     The obligation of Nortel Networks to enter into the turnkey agreement and to provide the vendor financing is subject to numerous conditions, including the negotiation, execution and delivery of definitive documentation relating to the these matters. There can be no assurance that the Company will be able to reach agreement with Nortel Networks on the terms of such definitive documentation.

     Framework Agreement with Global Crossing. On July 27, 1999, the Company entered into a framework agreement with Global Crossing Development Co., a subsidiary of Global Crossing Ltd., that contemplates the Company's entering into a series of definitive agreements to construct for Global Crossing, on a turnkey basis before the end of the first quarter of 2001, certain portions of the network that will connect Global Crossing's South American submarine cable system's landing points in Argentina, Brazil, Chile, Colombia, Peru and Venezuela to major cities in these countries.

     As part of these arrangements, the Company will construct the terrestrial portion of Global Crossing's South American network between Las Toninas, Argentina and Valparaiso, Chile (which portion is called the Trans Andean Crossing System) through the Company's: (i) construction of three ducts and related facilities between Las Toninas and Buenos Aires, Argentina; (ii) licensing to Global Crossing of a duct on the Company's Broadband Network between the cities of Buenos Aires and Mendoza in Argentina; (iii) construction of three ducts and related facilities between Mendoza, Argentina and Santiago, Chile; and (iv) construction of telehouses in Buenos Aires, Argentina and Santiago, Chile.

     The Company will also construct telehouses in major South American cities, including: Rio de Janeiro and Sao Paulo, Brazil; Bogota, Colombia; Lima, Peru; and Caracas, Venezuela. The Company will lease space in the telehouses to Global Crossing for its network operations.

     As contemplated by the framework agreement, it is also expected that the Company will enter into definitive agreements with Global Crossing providing for the Company's: (i) construction of fiber optic terrestrial backhauls that will connect Global Crossing's submarine cable landing points in Brazil, Colombia, Peru and Venezuela to major cities in these countries; (ii) purchase from Global Crossing of indefeasible rights to use ("IRU") capacity valued at not less than $46 million on any of Global Crossing's fiber optic networks worldwide; and
     (iii) maintenance of Global Crossing's Trans Andean Crossing System and the terrestrial backhauls in Brazil, Colombia, Peru and Venezuela.

     Assuming that the definitive agreements are executed before August 30, 1999, the Company plans to commence construction of the Trans Andean Crossing System in September 1999. It is anticipated that Global Crossing will pay the Company approximately $64 million for the turnkey construction of the Trans-Andean Crossing System.

     The transactions contemplated by the framework agreement are still subject to negotiation of definitive documentation and various other conditions, including any required governmental approvals and, accordingly, there can be no assurance that these transactions will be completed on favorable terms, if at all.

     Lucent Letter of Intent. On July 16, 1999, the Company entered into a letter of intent with Lucent Technologies S.A. Argentina, with respect to the negotiation and execution of definitive agreement for the Company's purchase from Lucent of at least 1,840 km of fiber optic cable and related equipment and for Lucent to provide certain technical assistance in connection with the installation of this fiber optic cable in Argentina. The Company intends to use the fiber optic cable for portions of phase one of the Broadband Network. Assuming the execution of a definitive purchase agreement, it is expected that the consideration the Company will pay for the Lucent fiber optic cable would be approximately $16 million. The letter of intent also contemplates Lucent entering into a definitive agreement to provide the Company with vendor financing in connection with the Company's purchases of the fiber optic cable and related equipment. The proposed purchase and vendor financing agreements are subject to negotiation of definitive documentation, which is expected to be completed in October 1999.

     Framework Agreement with El Sitio. On August 4, 1999, the Company entered into a Framework Agreement with El Sitio International Corp. for the sale of the Company's retail Internet businesses in Argentina, Brazil and Colombia for approximately $21.5 million and the purchase of shares of El Sitio's 8% convertible redeemable preferred stock for $21.5 million. Such shares will represent approximately a 19% interest in El Sitio's fully diluted capital stock. In connection with these transactions, El Sitio will enter into telecommunications services agreements with IMPSAT Argentina, IMPSAT Brazil and IMPSAT Colombia under which these entities will provide El Sitio with telecommunication networks to access the Internet backbone. El Sitio, a British Virgin islands corporation, is an Internet content and Internet service provider headquartered in Argentina that has other offices in Brazil, Mexico, Uruguay and the United States.

     The transactions contemplated by the El Sitio Framework Agreement are subject to the negotiation of definitive documentation and various other conditions, including governmental approvals, and accordingly, there can be no assurance that these transactions will be completed. Subject to the satisfaction of these conditions, the transactions are expected to be consummated by the end of 1999.

                                    * * * * *

IMPSAT S.A.

BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)

-----------------------------------------------------------------------------------------

                                                    DECEMBER 31,              JUNE 30,
                                                       1998                     1999
                                                  ---------------------------------------
ASSETS                                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                          $    13,849            $       588
  Trade accounts receivable, net                          28,068                 36,207
  Receivable from affiliated companies                     2,092                  2,810
  Other receivables                                        6,439                  6,540
  Prepaid expenses                                           362                    284
                                                     -----------            -----------

           Total current assets                           50,810                 46,429
                                                     -----------            -----------

PROPERTY, PLANT AND EQUIPMENT, Net                       167,653                170,746
                                                     -----------            -----------

NON-CURRENT ASSETS:
  Trade account receivables, net                           5,143                  5,143
  Investment                                              10,708                 10,402
  Other non-current assets                                   530                  2,325
                                                     -----------            -----------
           Total non-current assets                       16,381                 17,870
                                                     -----------            -----------
TOTAL                                                $   234,844            $   235,045
                                                     ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade                           $    18,242            $    16,991
  Short-term debt                                         13,000                 15,213
  Advances from affiliated companies                      62,721                 63,140
  Current portion of long-term debt                       64,694                 63,900
  Accrued liabilities                                        655                    781
  Deferred income taxes, net                               4,301                  4,341
  Other liabilities                                        4,402                  5,823
                                                     -----------            -----------
           Total current liabilities                     168,015                170,189
                                                     -----------            -----------
LONG-TERM DEBT, Net                                        1,802                  3,294
                                                     -----------            -----------
OTHER LONG-TERM LIABILITIES                                1,485                    802
                                                     -----------            -----------
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
  Common stock, 5,123 shares issued and
      outstanding at December 31, 1998; and
      5,148 shares issued and outstanding at
      June 30, 1999                                            3                      3
  Paid in capital                                         26,442                 26,442
  Retained earnings                                       37,097                 34,315
                                                     -----------            -----------
           Total stockholders' equity                     63,542                 60,760
                                                     -----------            -----------
TOTAL                                                $   234,844            $   235,045
                                                     ===========            ===========

         See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS)

---------------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            JUNE 30,                             JUNE 30,
                                                  -------------------------------------------------------------------
                                                    1998               1999              1998              1999
                                                    ----               ----              ----              ----
                                                         (UNAUDITED)                          (UNAUDITED)

NET REVENUES FROM SERVICES                       $   24,156          $   27,890        $   48,236        $   54,387
                                                 ----------          ----------        ----------        ----------


COST AND EXPENSES:
  Variable cost of services                           3,900               5,875             8,467            11,596
  Leased telecommunications links                     3,072               4,419             5,903             8,271
  Salaries, wages and benefits                        4,081               4,874             7,973             9,260
  Selling, general and administrative                 6,776               5,590            11,321             9,608
  Depreciation and amortization                       4,956               6,494             9,755            12,240
                                                 ----------          ----------        ----------        ----------

           Total cost and expenses                   22,785              27,252            43,419            50,975
                                                 ----------          ----------        ----------        ----------

           Operating income                           1,371                 638             4,817             3,412
                                                 ----------          ----------        ----------        ----------

OTHER INCOME (EXPENSES):
  Interest expense, net                              (3,486)             (3,263)           (6,582)           (6,160)
  Other income (expense), net                            43                                    38                 6
                                                 ----------          ----------        ----------        ----------

           Total other expense                       (3,443)             (3,263)           (6,544)           (6,154)
                                                 ----------          ----------        ----------        ----------

LOSS BEFORE INCOME TAXES                             (2,072)             (2,625)           (1,727)           (2,742)


PROVISION FOR INCOME TAXES                             (384)                               (1,434)              (40)
                                                 ----------          ----------        ----------        ----------

NET LOSS                                         $   (2,456)         $   (2,625)       $   (3,161)       $   (2,782)
                                                 ==========          ==========        ==========        ==========

See notes to financial statements.

IMPSAT S.A.

STATEMENT OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF U.S. DOLLARS)

------------------------------------------------------------------------------------
                                   COMMON       PAID-IN     RETAINED
                                   STOCK        CAPITAL     Earnings(*)      TOTAL
 BALANCE AT DECEMBER 31, 1998      $    3      $  26,442    $  37,097      $  63,542
   Net loss                                                    (2,782)        (2,782)
                                   ------      ---------    ---------      ---------
 BALANCE AT JUNE 30, 1999          $    3      $  26,442    $  34,315      $  60,760
                                   ======      =========    =========      =========

(*) Includes an appropriation of retained earnings amounting to $1,890 to comply with legal reserve requirements in Argentina.

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------
                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                      ---------------------------------
                                                                           1998                 1999
                                                                      ---------------------------------
                                                                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $ (3,161)           $ (2,782)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Amortization and depreciation                                           9,755              12,240
      Deferred income tax provision                                           1,434                  40
      Changes in assets and liabilities:
         Increase in trade accounts receivable, net                            (865)             (8,139)
         (Increase) decrease in prepaid expenses                             (1,024)                 78
         Increase in other receivables and other non-current assets          (2,557)             (2,614)
         Increase (decrease) in accounts payable - trade                      4,888              (1,387)
         Increase in accrued and other liabilities                              748               1,547
         Increase (decrease) in other long-term liabilities                     424                (683)
                                                                           --------            --------

             Net cash provided by (used in) operating activities              9,642              (1,700)
                                                                           --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                (19,253)            (15,197)
  (Increase) decrease in investment                                          (5,001)                306
                                                                           --------            --------

             Net cash used in investing activities                          (24,254)            (14,891)
                                                                           --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from short-term debt                                        10,307               2,213
  Changes in advances from \ to affiliates                                   24,893                 419
  Proceeds from long-term debt                                                5,186                 698
  Repayments of long-term debt                                               (2,252)
  Irrevocable capital contribution                                            3,500
                                                                           --------            --------

             Net cash provided by (used in) financing activities             41,634               3,330
                                                                           --------            --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                27,022             (13,261)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                      6,065              13,849
                                                                           --------            --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                             $ 33,087            $    588
                                                                           ========            ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                            $  3,999            $  5,183
                                                                           ========            ========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Equipment in transit                                                   $  2,207            $    136
                                                                           ========            ========

See notes to financial statements.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS
(IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------

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

     On October 20, 1998, IMPSAT S.A. and Resis Ingenieria S.A., a wholly owned subsidiary of the Parent Company, merged and Resis Ingenieria S.A. ceased operations. The merger as is the case for transactions among companies under common control, has been accounted for in a manner similar to the pooling of interests method of accounting, whereby all assets and liabilities have been recorded at their historical carrying amounts and the merger was recorded as if the transaction occurred on January 1, 1998.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Information - The unaudited statements as of June 30, 1999 and for the six months ended June 30, 1999 and 1998 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

     Revenue Recognition - IMPSAT S.A. provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the number of microsystems installations. The fees stipulated in the contracts are generally denominated in U.S. dollars. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total revenue from services for the six months ended June 30, 1999 and 1998.

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

     Long-Lived Assets - Long-lived assets are reviewed on an ongoing basis for impairment. Estimated fair value is calculated using undiscounted cash flow methods and other valuation techniques.

     Reclassifications - Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

3.   TRADE ACCOUNTS RECEIVABLE

     The detail of trade accounts receivable is as follows:

                                                    DECEMBER 31,               JUNE 30,
                                                       1998                     1999
                                                    ------------------------------------
                                                                             (UNAUDITED)

     Trade accounts receivable                      $    36,378             $    45,673
     Less: allowance for doubtful accounts               (8,310)                 (9,466)
                                                    -----------             -----------

     Trade accounts receivable, net                 $    28,068             $    36,207
                                                    ===========             ===========

     IMPSAT S.A. provides trade credit to its customers in the normal course of business. Prior to extending credit, the customers' financial history is analyzed.

     As part of the allowance for doubtful accounts described in the preceding tables, at June 30, 1999, IMPSAT S.A. had reserved approximately 51.8% (or $1.2 million) of the total amount due to it with respect to a receivable totaling $2.2 million relating to IBM de Argentina S.A. ("IBM"). The past due receivable (the "IBM Receivable") was recorded for services provided under a subcontract between IMPSAT S.A. and IBM relating to Banco de la Nacion Argentina ("BNA"). BNA, a state owned bank and the largest bank in Argentina, is and has been one of IMPSAT S.A.'s 10 largest customers. IBM has filed suit against BNA for amounts due and owing under its direct contract with BNA. IMPSAT Argentina currently has a direct contract with BNA for the provision of private network telecommunications services as to which BNA is generally current.

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

     The activity for the allowance for doubtful account is as follows:

                                                  DECEMBER 31,           JUNE 30,
                                                     1998                  1999
                                                ------------------------------------
                                                                      (UNAUDITED)

     Beginning balance                            $   5,497              $   8,310
     Provision for doubtful accounts                  3,453                  1,673
     Write-offs, net of recoveries                     (640)                  (517)
                                                  ---------              ---------
     Ending balance                               $   8,310              $   9,466
                                                  =========              =========

4.   OTHER RECEIVABLES

     Other receivables consist primarily of refunds or credits pending from local government for taxes other than income, advances to suppliers other than for fixed assets, related parties receivables and other miscellaneous amounts due to IMPSAT S.A.

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at consists of:

                                                               DECEMBER 31,               JUNE 30,
                                                                  1998                      1999
                                                           ------------------------------------------
                                                                                       (UNAUDITED)

     Building, installations and improvements                  $   16,671               $  16,905
     Operating communications equipment                           226,480                 239,345
     Furniture, fixtures and other equipment                        8,399                   9,072
                                                               ----------               ---------
                Total                                             251,550                 265,322
     Less:  accumulated depreciation                              (87,641)                (99,625)
                                                               ----------               ---------

                Total                                             163,909                 165,697
     Equipment in transit                                           1,825                   1,961
     Projects in process                                            1,919                   3,088
                                                               ----------               ---------

     Property, plant and equipment, net                        $  167,653               $ 170,746
                                                               ==========               =========

     The recap of accumulated depreciation is as follows:

                                           DECEMBER 31,             JUNE 30,
                                               1998                   1999
                                     -----------------------------------------------
                                                                     (UNAUDITED)

     Beginning balance                      $    68,654             $    87,641
     Depreciation expense                        20,515                  12,240
     Disposals and retirements                   (1,528)                   (256)
                                            -----------             -----------
     Ending balance                         $    87,641             $    99,625
                                            ===========             ===========

6.   SHORT-TERM DEBT

     IMPSAT S.A.'s short-term debt is detailed as follows:

                                                                    DECEMBER 31,             JUNE 30,
                                                                       1998                    1999
                                                                   ------------------------------------
                                                                                           (UNAUDITED)

     Short-term credit facilities, denominated in
         U.S. dollars, interest rates ranging from 8% to 14.5%     $      11,000          $      11,520
         Pesos, interest rate from 12 to 12.75%                            2,000                  3,693
                                                                   -------------          -------------

     Total short-term debt                                         $      13,000          $      15,213
                                                                   =============          =============

     IMPSAT S.A. has historically refinanced its short-term credit facilities on an annual basis.

7.   LONG-TERM DEBT

     IMPSAT S.A.'s long-term debt is detailed as follows:

                                                                      DECEMBER 31,                JUNE 30,
                                                                         1998                       1999
                                                                     ----------------------------------------
                                                                                               (UNAUDITED)

     Term notes payable (6.63% - 12.63%) maturing
        semiannually though 1999, collateralized by certain assets    $     64,802               $     63,538
     Eximbank notes payable (7%), maturing semiannually
        through 1999                                                         1,694                        847
     Eximbank notes payable (8%), maturing
        semiannually through 2003 and 2004                                     -                        2,809
                                                                      ------------               ------------

                Total long-term debt                                        66,496                     67,194
     Less:  current portion                                                (64,694)                   (63,900)
                                                                      ------------               ------------

     Long-term debt, net                                              $      1,802               $      3,294
                                                                      ============               ============

8.   INCOME TAXES

The provision for income taxes for the six months ended June 30, 1999 and 1998 consists of $40,000 and $1.4 million respectively in deferred taxes. The statutory tax rate in Argentina is 35%.

9.   COMMITMENTS AND CONTINGENCIES

     IMPSAT S.A. leases leased telecommunications link with annual rental commitments of approximately $18.0 million through the year 2001. In addition, IMPSAT S.A. has commitments to purchase communications equipment amounting to approximately $7.5 million at June 30, 1999.

     IMPSAT S.A. is guarantor on the $125 million 12 1/8% Senior Guaranteed Notes Due 2003 issued on July 30, 1996 by the Parent Company and on the $3.3 million term note signed by IMPSAT Brazil with El Camino Resources.

     During May, 1997, the Parent Company and IMPSAT S.A. entered into a three-party arrangement with a financial institution whereby $60 million was borrowed by IMPSAT S.A. and concurrently a like amount Certificate of Deposit was placed at the financial institution by the Parent Company. The arrangement expires in September 1999.

     IMPSAT S.A. is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, IMPSAT S.A. expects to vigorously prosecute or defend such claims, although there can be no assurance that IMPSAT S.A. will ultimately prevail with respect to any such matters.

     In November 1996, IMPSAT S.A. filed suit against one of its customers, ENCOTESA, for amounts due and arising under IMPSAT S.A.'s contracts with ENCOTESA, the former Argentine national postal service. IMPSAT S.A. has reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value of $5.1 million as determined by IMPSAT S.A.'s management based on the advice of local legal counsel. IMPSAT S.A. will continue to assess the effect that the ENCOTESA receivables situation will have on its results of operations, liquidity or capital resources.

     In the normal course of business, IMPSAT S.A. faces challenges to its various licenses and rights to operate on an exclusive basis, which it vigorously defends. There can be no assurance it will ultimately prevail on these challenges.

     Agreement with El Sitio. IMPSAT S.A. has formed an agreement in principle with El Sitio International Corp. for the sale of IMPSAT S.A.'s retail Internet businesses to El Sitio for approximately $6.2 million, subject to certain adjustments. El Sitio, a British Virgin islands corporation, is an Internet content and Internet service provider headquartered in Argentina that has other offices in Brazil, Mexico, Uruguay, and the United States.

     The transaction contemplated by the agreement with El Sitio is subject to the negotiation of definitive documentation and various other conditions, including governmental approvals, and accordingly, there can be no assurance that these transactions will be completed. Subject to the satisfaction of these conditions, the transaction is expected to be consummated by the end of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

          We are a leading provider of private telecommunications network services in Latin America. We offer tailor-made, integrated telecommunications solutions, with an emphasis on data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. We currently have operations in Argentina, Colombia, Venezuela, Ecuador, Mexico, Brazil and the United States. In addition, we are building an extensive pan-Latin American high capacity fiber optic network, which we believe will allow us to expand and enhance the services we provide. We call this network the Broadband Network. We expect the first phase of the Broadband Network, which will connect points across Argentina and Brazil, to be completed by November 2000.

          We currently provide our telecommunications and data services through our advanced fiber optic, satellite and microwave telecommunications networks. Our networks consist of owned teleports, earth stations, fiber optic and microwave links, and leased satellite and fiber optic links. We operate 12 metropolitan area networks in some of the largest cities in Latin America, including Buenos Aires, Sao Paulo, Bogota and Caracas.

          Revenues. We provide services to our customers pursuant to contracts which typically range from six months to five years, but generally are for three years. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the quantity and type of equipment installed. The fees stipulated in the contracts are generally denominated in U.S. dollar equivalents. Services (other than installation fees) are billed on a monthly, predetermined basis, which coincide with the rendering of the services. We report net revenues, which are after deductions for sales taxes.

          We recently have experienced, and anticipate that we will continue to experience, downward pressure on our prices as we continue to expand our customer base and as competition for private telecommunications network services grows. When we renew and/or expand our contracts with existing customers, the prices we charge to our customers have generally declined. As a result, our revenues per unit of satellite capacity utilized have been decreasing relative to prior years. In addition, as our business in a particular country matures, our rate of growth in that country tends to slow. In particular, this has occurred in Argentina and, to a lesser extent, in Colombia. To compensate for slower growth in maturing markets, we seek to expand into new countries and to provide new services.

          Although we believe that our geographic diversification provides some protection against economic downturns in any particular country, our results and prospects are influenced by the overall financial and economic conditions in Latin America. Many of the countries in which we operate have experienced political and economic volatility in recent years. With the exception of the United States and Mexico, which countries account for only a small portion of our consolidated revenues, each of the countries in which we operate has experienced economic contraction and financial difficulties during 1999. In particular, Argentina and Colombia, our two largest markets, have during 1999 experienced significant recessions. It is impossible to predict whether current economic conditions prevalent in Latin America will improve or worsen, or what effect any such circumstances or conditions, which are entirely outside of our control, will have on the countries in which we operate or upon our business. Such conditions and events may have adverse effects on our business, results of operation and financial condition.

          We could experience significant fluctuations in our future revenues due to a variety of factors, many of which are outside of our control, including:

          -    demand for and market acceptance of our products and services

          - introductions of services or enhancements by us and our competitors

          -    competitive factors that affect our pricing

          - the timing and magnitude of capital expenditures, including costs relating to the Broadband Network

          -    the retention of key personnel

          - conditions specific to the private telecommunications network and Internet industries in Latin America, as well as general economic factors

          -    new government legislation or regulation

          In addition, although a relatively large portion of our expenses are predictable in the short-term, particularly with respect to leased telecommunications links, depreciation, interest expenses and personnel salaries and wages, we expect these expenses to increase in future periods due to the planned expansion of our operations and our network capacity in connection with the development of the Broadband Network. We believe that our operating results in past periods cannot be relied upon as indicators of future performance.

          We expect to experience substantial operating losses and negative free cash flows for at least the next several years due to the large investments required for the Broadband Network, including increased depreciation, interest expense and the selling, general and administrative costs required in connection with developing and commencing the Broadband Network's operations. We can provide no assurance that we will be able to generate operating income or positive cash flows in the future or that our operating losses and negative cash flows will not increase. Any failure to generate operating income or positive cash flows could have a material adverse effect on our business, results of operation and financial condition.

          Costs and Expenses. Our costs and expenses principally include:

          -    variable cost of services

          - lease telecommunications links (payments for leased satellite transponder and fiber optic capacity)

          -    salaries, wages and benefits

          -    selling, general and administrative expenses

          -    depreciation and amortization

          The principal items comprising variable cost of services are installation (and de-installation) costs, sales commissions paid to third-party sales representatives and maintenance costs. Installation and de-installation costs are the costs we incur when we install or remove earth stations, microstations and other equipment on or from customer premises. Our selling, general and administrative ("SG&A") expenses consist principally of:

          -    publicity and promotion costs

          -    provisions for doubtful accounts

          -    fees and other remuneration

          -    travel and entertainment

          -    rent

          - plant services and corporate telecommunication and energy expenses

          Currency Risks. Our contracts with customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate at the time of invoicing between the local currency and the U.S. dollar. Accordingly, inflationary pressures on local economies in the countries in which we operate did not have a material effect on our revenues during 1998 and the first six months of 1999. Inflation has in the past and could in the future, adversely affect the economies of certain of the countries in which we operate by, among other things, increasing the cost of local capital and capital inflows from the United States and elsewhere. Given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, we are exposed to exchange rate risk. Furthermore, pursuant to Brazilian law, our contracts with customers in Brazil cannot be linked to the exchange rate between the Brazilian real and the U.S. dollar. Therefore, our expansion in Brazil will increase our exposure to exchange rate risks.

 The following financial table summarizes our historical results of operations:

                                             THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                        -------------------------------------        --------------------------------------------
                                              1998                  1999                   1998                        1999
                                        ----------------      ---------------        -----------------          -----------------
                                                       (IN THOUSANDS AND AS A PERCENTAGE OF CONSOLIDATED REVENUES)
Net revenues from services............. $48,498    100.0%     $57,658   100.0%       $93,651     100.0%        $111,218     100.0%
Variable cost of services..............   6,548     13.5        9,425    16.3         13,747      14.7           20,341      18.3
Leased telecommunications links........   7,741     16.0       12,095    21.0         14,382      15.4           20,908      18.8
Salaries, wages and benefits...........   9,191     19.0       11,377    19.7         16,962      18.1           22,192      20.0
Selling, general and administrative
expenses...............................  12,288     25.3       12,305    21.3         20,798      22.2           22,781      20.5
Depreciation and amortization..........   8,568     17.7       12,414    21.5         16,629      17.8           23,329      21.0
Interest expense, net..................   9,406     19.4       13,746    23.8         17,191      18.4           28,106      25.3
Net loss on foreign exchange...........     181      0.4        1,774     3.1            158       0.2            7,986       7.2
(Provision for)  benefit from foreign
income taxes...........................    (616)    (1.3)       1,874     3.3         (2,251)     (2.4)           4,017       3.6
Comprehensive loss.....................   9,709     20.0       17,416    30.2         13,341      14.3           41,121      37.0

   SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

          Revenues. Our net revenues for the three and six months ended June 30, 1999 totaled $57.7 million and $111.2 million, an increase of $9.2 million (or 18.9%) and $17.6 million (or 18.8%) from net revenues for the same periods in 1998. Economic difficulties in many of the countries in which we operate and competitive pressures in Argentina and Colombia contributed to our lower rate of revenue growth during the first half of 1999 compared to prior periods. We anticipate that these conditions could affect subsequent quarters.

          The following table shows our revenues by operating subsidiary for the periods indicated:

                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                      JUNE 30,                         JUNE 30,
                          --------------------------------  -------------------------------
                               1998             1999            1998              1999
                          --------------   ---------------  --------------   --------------
                                                      (IN THOUSANDS)
     IMPSAT Argentina....        $23,598           $25,143         $47,534          $51,927
     IMPSAT Colombia.....         14,258            14,494          28,095           30,106
     IMPSAT Venezuela....          3,395             4,956           6,387           10,174
     IMPSAT Ecuador......          2,293             3,005           4,139            6,206
     IMPSAT Mexico.......            909               731           1,645            1,572
     IMPSAT Brazil.......            504               909             504            2,462
     Mandic S.A..........            999             2,030             999            4,264
     IMPSAT USA..........          2,533             2,291           4,348            4,449

          Our revenue growth for the first half of 1999 was attributable to an overall increase in the number of customers and services we provided to them. Excluding Internet and Global Fax customers, we had a total of 1,579 customers at June 30, 1999, compared to 1,321 customers at June 30, 1998.

          The adverse economic conditions experienced in Argentina and Colombia and increased competition in the telecommunications industry during the first half of 1999 resulted in certain of our customers canceling their contracts or reducing the services we provide to them. For example, IMPSAT Argentina's contract to provide private telecommunications network services to Banco Bansud SA., one of Argentina's largest private commercial banks and one of IMPSAT Argentina's top 10 customers in 1997, was terminated due to pricing competition during the April 1999. IMPSAT Argentina recorded $1.6 million in revenues from its contract with Banco Bansud during 1998. In Colombia, our contracts to provide private telecommunications network services to six of IMPSAT Colombia's customers within the Suramericana group of companies were renegotiated during the first quarter of 1999. This renegotiation resulted in an approximately 24% decrease in the prices charged by IMPSAT Colombia for the services it provides under these contracts. IMPSAT Colombia's revenues from its contracts with those six companies in the Suramericana group totaled $2.0 million during 1998. The Suramericana group of companies, which is a group of over 100 affiliated financial services, food, textile and apparel, construction and real estate companies, includes some of IMPSAT Colombia's largest customers such as BanColombia S.A., a private bank headquartered in Bogota, Colombia and the largest commercial bank in Colombia, and Corporacion Nacional de Ahorro y Vivienda, one of Colombia's largest financial institutions.

          In addition, we anticipate that the growth in revenues at IMPSAT Ecuador could decline during the remainder of 1999 due to the effects of the economic crisis experienced there during the first half of this year. Although IMPSAT Ecuador's revenues and revenue growth have not been adversely affected to date by Ecuador's ongoing recession, we cannot predict the effect of any continuation of the economic crisis in Ecuador on our results for the remainder of 1999.

          Revenues for the first half of 1999 recorded by IMPSAT Brazil and Mandic S.A. were negatively affected by the devaluation of the Brazilian real against the U.S. dollar during that period. Although IMPSAT Brazil's expansion of its customer base (72 customers as of June 30, 1999 compared to 21 customers as of the same date in 1998) and operations continued during the first half of 1999, the adverse economic conditions in Brazil, including the devaluation of the real against the U.S. dollar from approximately R$1.21 = $1.00 to approximately R$1.79 = $1.00 between January 1, 1999 and June 30, 1999, resulted in a decline in IMPSAT Brazil's revenues in U.S. dollar terms.

          Revenues from our VSAT-based services (principally VSAT, Minidat, Difusat and Telecampus) during the three and six months ended June 30, 1999 totaled $15.5 million and $31.4 million, compared to $15.6 million and $29.2 million for the corresponding periods in 1998. Revenues from Minidat services for the first half of 1999 totaled $2.9 million, compared to revenues of $0.6 million for the first half of 1998. At June 30, 1999, we had installed 916 Minidat microstations compared to installations of 547 Minidat microstations at June 30, 1998. As a percentage of our total net revenues, revenues from VSAT-based services declined to 28.2% for the first half of 1999 from 31.9% for the corresponding period in 1998. Adverse economic conditions and competitive pressures in Argentina and Colombia prevented us from matching increased bandwidth utilization by customers with proportionate increases in the prices charged for our VSAT services in those countries.

          Revenues from our single channel per carrier (also called "SCPC") service offerings (principally, Dataplus, Interplus and Regional Teleports) for the three and six months ended June 30, 1999 totaled $20.2 million and $40.3 million, compared to $16.5 million and $32.5 million for the corresponding periods in 1998. As their bandwidth needs have increased, many of our customers have supplemented or replaced their VSAT services with SCPC services. We expect this trend to continue. We anticipate that the percentage, and absolute amount, of net revenues represented by non-VSAT-based service offerings (i.e., SCPC, value-added and terrestrial services) will continue to grow at a faster rate than net revenues from our VSAT-based service offerings.

          At June 30, 1999, we had more than 92,000 retail dial-up access Internet customers, compared to more than 77,000 retail Internet customers at June 30, 1998. Mandic S.A.'s net revenues from Internet services for the first half of 1999 totaled $4.0 million. IMPSAT Argentina's net revenues from Internet services for the first half of 1999 totaled $4.3 million, an increase of $0.9 million compared to the first half of 1998. On August 4, 1999, we signed an agreement to transfer our retail Internet business in Argentina, Brazil and Colombia to El Sitio International Corp. for $21.5 million. See "Framework Agreement with El Sitio" in Item 5 of this Report.

          Variable Cost of Services. Our variable cost of services for the three and six months ended June 30, 1999 totaled $9.4 million and $20.3 million, an increase of $2.9 million (or 43.9%) and $6.6 million (or 48.0%), from our variable cost of services for the same periods in 1998. Of total variable cost of services for the three and six months ending June 30, 1999, $5.9 million and $11.6 million, respectively, related to the operations of IMPSAT Argentina, and $3.0 million and $6.1 million, respectively related to the operations of IMPSAT Colombia. This compares to variable cost of services for the three and six months ended June 30, 1998 of $3.9 million and $8.5 million at IMPSAT Argentina and $2.1 million and $4.1 million at IMPSAT Colombia. Variable costs of services for the three and six months ended June 30, 1999 totaled $0.5 million and $0.9 million for Mandic S.A. and $0.5 million and $0.8 million for IMPSAT Brazil.

          The principal items comprising total variable cost of services are installation (including de-installation) costs and sales commissions paid to third-party sales representatives and maintenance costs. Maintenance costs include maintenance services contracted from outside providers.

          Maintenance costs for our telecommunications network infrastructure totaled $3.2 million and $6.1 million for the three and six months ended June 30, 1999, compared to $2.2 million and $4.6 million for the corresponding periods in 1998.

          Installation costs totaled $2.2 million and $4.5 million for the three and six months ended June 30, 1999 and $1.7 million and $3.2 million for the corresponding periods in 1998. Installation costs at IMPSAT Argentina totaled $1.2 million and $2.7 million for the three and six months ended June 30, 1999 as compared to $1.0 million and $1.9 million for the corresponding periods in 1998. The increase in these costs was related in part to:

          - a higher number of de-installations of VSAT microstations due to customer cancellations and customer upgrades to SCPC technology

          - private telecommunications network installations completed in the first half of 1999 in connection with IMPSAT Argentina's contracts to provide private telecommunications network services to Gobierno de la Provincia de Buenos Aires and Banco Provincia de Buenos Aires

          We contract equipment installation services to outside providers.

          Sales commissions paid to third-party sales representatives totaled $2.0 million and $3.6 million for the three and six months ended June 30, 1999. In comparison, sales commissions that we paid to third party sales representatives totaled $1.8 million and $3.2 million, respectively, for the three and six months ended June 30, 1998. The principal amount of these commissions related to customers of IMPSAT Argentina. Sales commissions paid to third-party sales representatives in Argentina totaled $1.7 million and $3.0 million, respectively, for the three and six months ended June 30, 1999, compared to $1.5 million and $2.6 million for the three and six months ended June 30, 1998.

          In addition, fees paid in connection with our licenses to governmental entities increased to $0.4 million and $1.0 million for the three and six months ended June 30, 1999 from $0.3 million and $0.6 million for the three and six months ended June 30, 1998. This increase was principally related to new telecommunications regulations in Colombia which broadened the base of IMPSAT Colombia's revenues upon which the royalties are levied.

          Salaries, Wages and Benefits. Salaries, wages and benefits for the three and six months ended June 30, 1999 totaled $11.3 million and $22.2 million, respectively, an increase of $2.2 million (or 23.8%) and $5.2 million (or 30.8%), over our expenses for salaries, wages and benefits during the corresponding periods in 1998. Salaries, wages and benefits paid by IMPSAT Argentina for the three and six months ended June 30, 1999 totaled $4.9 million and $9.3 million, an increase of $0.8 million (or 19.4%) and $1.3 million (or 16.1%) over the corresponding periods in 1998. The increase in our salaries, wages and benefits resulted primarily from:

          - an increase in the number of employees, from 874 employees at June 30, 1998 to 1,156 at June 30, 1999

          - increases in the salaries, wages and benefits of our personnel to match market rates and increases in cost of living

          - salaries, wages and benefits for the three and six months ended June 30, 1999 paid with respect to IMPSAT Brazil, which totaled $1.1 million and $2.1 million and Mandic S.A., which totaled $0.6 million and $1.1 million

     IMPSAT Argentina's increase in salaries, wages and benefits in the second quarter of 1999 compared to the same period in 1998 was due, in part, to an increase in the number of its employees, particularly in connection with the phased development of Broadband Network in Argentina. At June 30, 1999 IMPSAT Argentina had 384 employees compared to 332 at June 30, 1998. Of our total number of employees at June 30, 1999, 42 individuals were assigned to the Broadband Network. Salaries, wages and benefits for the first half of 1999 relating to the Broadband Network totaled $0.7 million.

          Leased Telecommunications Links Cost. Leased telecommunications links costs comprise payments to lease satellite capacity and payments for the right to use fiber optic capacity owned by third parties. Our leased telecommunication links expenses for the three and six months ended June 30, 1999 totaled $12.1 million and $20.9 million. This represents increases of $4.4 million (or 56.3%) and $6.5 million (or 45.4%) over such payments for the corresponding period in 1998. We had approximately 696.4 MHz and
     516.7 MHz of leased satellite capacity at June 30, 1999 and 1998, respectively.

          The expansion of our satellite capacity during the first half of 1999 compared to the first half of 1998 is attributable primarily to contractually scheduled increases in satellite capacity to match anticipated growth in customer demand for greater bandwidth in connection with our services. A portion of this increase is related to the growth in our SCPC services compared to our VSAT services. SCPC earth stations use larger amounts of satellite capacity than do VSAT microstations. In addition, to remain competitive and satisfy increasing customer demand for high bandwidth telecommunications links, during the first six months of 1999 we have increased our leased dedicated capacity on third-party fiber optic networks in Argentina. IMPSAT Argentina's leased fiber optic capacity costs totaled $1.8 million for the first half of 1999 compared to $0.4 million for the first half of 1998. Due to this increased need for greater bandwidth in the provision of our services, we expect our leased telecommunication links expense to increase significantly in future periods until we implement the first phase of the Broadband Network.

          Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

          -    publicity and promotion costs

          -    provisions for doubtful accounts

          -    fees and other remuneration

          -    travel and entertainment

          -    rent

          -    plant services, telephone and energy expenses

          We incurred SG&A expenses of $12.3 million and $22.8 million for the three and six months ended June 30, 1999. Although they decreased as a percentage of net revenue, SG&A expenses increased $17,000 (or 0.1%) and $2.0 million (or 9.6%), from the three and six months ended June 30, 1998. This increase relates in part to SG&A expenses incurred by our two newest subsidiaries, IMPSAT Brazil and Mandic S.A. SG&A expenses incurred by IMPSAT Brazil for the three and six months ended June 30, 1999 totaled $1.0 million and $2.4 million compared to $1.2 million in each of the corresponding periods in 1998. Mandic S.A.'s SG&A expenses for the same periods totaled $0.6 million and $1.1 million compared to $0.3 million in each of the corresponding period in 1998. SG&A expenses at IMPSAT Argentina for the three and six months ended June 30, 1999 totaled $5.6 million and $9.6 million, a decrease of $1.2 million (or 17.5%) and a decrease of $1.7 million (or 15.1%), from SG&A expenses incurred by IMPSAT Argentina for the three and six months ended June 30, 1998.

          Compared to the corresponding periods in 1998, the increase in SG&A expenses for the second quarter and the first half of 1999 reflect:

          - legal and tax adviser fees, which totaled $2.0 million and $3.5 million during these periods in 1999, compared to $1.7 million and $3.3 million for the corresponding periods in 1998

          - maintenance expenses, which totaled $1.0 million and $2.2 million during these periods in 1999, compared to $1.1 million and $1.7 million for the corresponding periods in 1998

          We expect SG&A expense to increase in future periods, reflecting growth in our operations, including the development and implementation of the Broadband Network.

          We recorded a provision for doubtful accounts in the first half of 1999 of $3.1 million, compared to $4.2 million for the same period in 1998. We review the status of accounts receivable from our customers and make adjustments to our reserve for uncollectible receivables as we deem appropriate. At June 30, 1999, excluding amounts owed by two large former customers that are the subject of certain litigation actions described in footnotes 4 and 13 to our consolidated financial statements, approximately 11% of our gross current trade accounts receivable were past due more than six months but less than one year and approximately 20% of gross accounts receivable were past due more than one year.

          The decrease in our provision for doubtful accounts in the first half of 1999 as compared to the first half of 1998 was due in part to the change in our policies for provisioning past due accounts that we implemented at June 30, 1998. Prior to that time, our general policy had been to reserve 30% for accounts receivable in excess of 180 days and less than one year, and 100% of all accounts receivable in excess of 360 days. Our current policy is to reserve 100% for all accounts receivable in excess of 180 days. This policy is not to be applied to a receivable if the president of an operating subsidiary determines that the receivable will be collected within a further 60 days. As a result of the change in our policies, at June 30, 1998, we recorded a one-time increase of $2.7 million in doubtful accounts.

          The adverse economic conditions experienced in Argentina during the first half of 1999 have adversely affected the rate of turnover of our receivables. The average days in net trade due receivables for IMPSAT Argentina increased from 62 days at June 30, 1998 to 97 days at June 30, 1999. Although the increased time for collection of such receivables has not been reflected in our provisions for doubtful accounts because most of these receivables are not yet 180 days past due, we cannot assess whether it will be necessary in subsequent periods to increase our provision for doubtful accounts. The Company has recently increased its efforts to collect past due receivables. During July 1999, IMPSAT Argentina collected approximately $12.7 million (or 19.4%) of total accounts receivable outstanding at the beginning of that month. This compares to IMPSAT Argentina's collection during June 1999 of approximately $8.4 million (or 13.5%) of total accounts receivable outstanding at the beginning of that month and its collection during May 1999 of approximately $7.3 million or (12.6%) of total accounts receivable outstanding at the beginning of that month.

     Depreciation and Amortization. Our depreciation and amortization expenses for the three and six months ended June 30, 1999 totaled $12.4 million and $23.3 million. This represents an increase of $3.9 million (or 44.9%) and $6.7 million (or 40.3%), compared to our depreciation and amortization for the three and six months ended June 30, 1998. Depreciation and amortization for IMPSAT Argentina for the three and six months ended June 30, 1999, totaled $6.5 million and $12.2 million. This represents an increase of $1.5 million (or 31.0%) and $2.5 million (or 25.5%), compared to IMPSAT Argentina's depreciation and amortization the three and six months ended June 30, 1998. We expect these expenses to increase in future periods due to our plans to invest significant capital expanding our network capacity in connection with the development of the Broadband Network.

          Interest Expense, Net. Our net interest expense for the three and six months ended June 30, 1999 totaled $13.8 million and $28.1 million. This consists of interest expense of $15.7 million and $31.1 million for the three months ended June 30, 1999 and interest income of $2.0 million and $3.0 million for the six months ended June 30, 1999. Our net interest expense increased $4.3 million (or 46.1%) and $10.9 million (or 63.5%) from net interest expense for the three and six months ended June 30, 1998.

          For the three and six months ended June 30, 1999:

          - IMPSAT Argentina's net interest expense totaled $3.3 million and $6.2 million ($1.2 million and $2.2 million, after eliminating intercompany items), compared to $3.5 million and $6.6 million, ($2.4 million and $3.7 million after eliminating intercompany items) for the corresponding periods in 1998

          - Net interest expense at IMPSAT Colombia totaled $1.4 million and $3.6 million ($1.9 million and $3.7 million after eliminating intercompany items), compared to $2.2 million and $4.2 million ($1.7 million and $3.4 million after eliminating intercompany items) for the corresponding periods in 1998

          Our total indebtedness as of June 30, 1999 was $426.8 million as compared to $464.7 million as of June 30, 1998. As of June 30, 1999, total outstanding indebtedness at:

          - IMPSAT Argentina totaled $145.5 million ($22.4 million after eliminating intercompany items), compared to $150.7 million ($59.7 million after eliminating intercompany items) as of June 30, 1998

          - IMPSAT Colombia totaled $58.7 million ($45.7 million after eliminating intercompany items), compared to $57.2 million ($44.2 million after eliminating intercompany items) as of June 30, 1998

          The increase in our net interest expense reflects higher interest bearing indebtedness in the first half of 1999 compared to the first half of 1998, which resulted from the June 17, 1998 offering of our $225 million principal amount 12 3/8% Senior Notes due 2008. For the first half of 1999, the average interest rate on our indebtedness was 12%, compared to an average interest rate of 12.5% for the first half of 1998. We anticipate that interest expense will increase in the future based on expected increased levels of borrowing associated with our development of the Broadband Network. See " -- Liquidity and Capital Resources."

          Net Loss on Foreign Exchange. We recorded a net loss on foreign exchange for the three and six months ended June 30, 1999 of $1.8 million and $8.0 million (compared to $0.2 million and

     $0.2 million for the corresponding periods in 1998), primarily as a result of the devaluation of the Brazilian real against the U.S. dollar.

          Provision for Income Taxes. We recorded a benefit for income taxes (all of which are for foreign taxes) of $1.9 million and $4.0 million, for the three and six months ended June 30, 1999, compared to a provision for income taxes of $0.6 million and $2.3 million for the corresponding periods in 1998.

          - IMPSAT Argentina recorded a provision for income taxes for the three and six months ended June 30, 1999 of zero and $40,000 compared to $0.4 million and $1.4 million in the corresponding periods in 1998

          - IMPSAT Colombia recorded a provision for income taxes for three and six months ended June 30, 1999 of $0.5 million and $0.8 million compared to $0.8 million and $1.5 million for the three and six months ended June 30, 1998

          Comprehensive Loss. For the three and six months ended June 30, 1999, we incurred a comprehensive loss of $17.4 million and $41.1 million, an increase of $7.7 million and $27.8 million, compared to a comprehensive loss of $9.7 million and $13.3 million for the three and six months ended June 30, 1998. In addition to the items described in the preceding paragraph, the principal reasons for the increase in our comprehensive loss as compared to prior periods related to the effect of:

          - accrued dividends of $6.8 million on the preferred stock during the first half of 1999

          - the foreign currency translation adjustment loss of $3.2 million for the first half of 1999, in addition to the fluctuations discussed in the previous paragraphs

          For the three and six months ended June 30, 1999, IMPSAT Argentina recorded net losses of $2.6 million and $2.8 million, compared to net losses of $2.5 million and $3.2 million for the corresponding periods in 1998. For the three and six months ended June 30, 1999, IMPSAT Brazil recorded net losses of $5.1 million and $11.8 million, compared to net losses of $1.5 million for each of the corresponding periods in 1998. IMPSAT Colombia recorded net income for the three and six months ended June 30, 1999 of $2.7 million and $3.2 million, compared to net income of $1.7 million and $3.5 million for the corresponding periods in 1998.

     LIQUIDITY AND CAPITAL RESOURCES

          We anticipate that we will continue to make significant capital expenditures in the next several years in connection with our development of the Broadband Network, the expected growth of our commercial operations in Argentina, Colombia, Venezuela, Ecuador, Mexico and the United States, and the further development of our operations in Brazil. We intend to meet our capital requirements during the remainder of 1999 from:

          - unused proceeds of the June 1998 offering of our 12 3/8% Senior Notes due 2008

          - proceeds of our April 1999 $125 million private equity placement to British Telecommunications

          We currently anticipate that we will require approximately $160 million during the period June 30, 1999 through the end of 2000 for capital expenditures related to our existing telecommunications business (including amounts already expended to date), and significant amounts thereafter.

          Our budget further contemplates that we will need approximately $300 million for the period from June 30, 1999 through the end of 2000 (including amounts already expended to date) for capital expenditures related to the adequate build-out of phase one of the Broadband Network. The timing and development of the Broadband Network has not been finalized and will be dependent on the availability of adequate financing, among other factors. We expect that sources of financing may include vendor financing and/or the private or public sale of equity or debt securities. As discussed in Item 5 of this Report, we are currently negotiating vendor financing commitments of up to approximately $250 million with Lucent and Nortel Networks. Assuming acceptable market conditions, we are currently considering an initial public offering of our common equity during the next twelve months. Any initial public offering would be effected by our preparing and filing with the Securities and Exchange Commission a registration statement covering the offering in compliance with the Securities Act of 1933, and the declaration or ordering of effectiveness of the registration statement by the Commission. We expect that we would use the net proceeds of the initial public offering to make capital expenditures relating to the Broadband Network, to redeem our preferred stock, for potential acquisitions, and for working capital and general corporate purposes, including to fund losses.

          We can provide no assurance that we will be successful in obtaining these or any other commitments or financing for the funding of the Broadband Network. As a result, the further development of the Broadband Network will be dependent upon our ability to obtain additional financing. Our ability to continue the expansion of our private telecommunications network systems as is necessary to provide high-quality, competitive private network services to our customers and to meet our debt service obligations will be dependent upon our future performance, including our ability to obtain additional debt financing and potential equity financing. Our ability to maintain our planned program of capital expenditures will be dependent on our ability to obtain additional sources of financing. If we are unable to obtain such additional sources of financing, we will not be able to maintain our levels of growth and market position in any of the countries in which we operate, which could have an adverse effect on our business and future prospects.

          As set forth in our consolidated statement of cash flow, in the six months ended June 30, 1999, we used $21.9 million in net cash flow from operating activities, compared with $18.3 million generated for the six months ended June 30, 1998. The decrease in cash flow from operating activities in the first half of 1999 was primarily attributable to an increase in our net loss and an increase in our other receivables and other non-current assets. Financing activities provided $126.6 million in net cash flow for the six months ended June 30, 1999, compared with $236.5 million from cash flow generated by financing activities for the six months ended June 30, 1998. During the six months ended June 30, 1999, we used $40.0 million in net cash flow for investing activities, compared to $64.6 million for the six months ended June 30, 1998. We had a cash balance of $151.5 million as of June 30, 1999.

          We lease satellite capacity with annual rental commitments of approximately $25 million through the year 2003. In addition, we have commitments to purchase telecommunications equipment amounting to approximately $10.6 million at June 30, 1999.

     YEAR 2000

          The year 2000 problem refers to the failure of installed computerized systems and software products to recognize or accept four digit date entries. In such a case, systems that have date-sensitive features might, for example, recognize a date using "00" as the year 1900 rather than the year 2000. This problem could cause malfunctions in certain computer systems, software and databases with respect to dates on or after January 1, 2000, unless corrected.

          Our equipment and operational systems are being reviewed and, where required, detailed plans have been, or are being, developed and implemented on a schedule intended to permit our computer systems and services to continue to function properly in the year 2000. Where necessary, these plans involve a combination of software modification, upgrades and replacement. Our plan for year 2000 compliance includes the following phases:

          - establishment of a task force, which includes our senior management, to address the year 2000 problem

          - compilation of an inventory of equipment currently involved or anticipated to be involved in operations

          - circulation of questionnaires to our suppliers about equipment readiness

          -    gathering of information from customers

          -    implementation of required upgrades or replacements

          -    testing of equipment in-house or at supplier site

          -    development of appropriate contingency plans

          We have formed a senior management team consisting of a corporate vice president and a senior management representative from each of our operating subsidiaries. This team oversees our efforts to assess and resolve the year 2000 problem. Each operating subsidiary representative supervises a local team composed of consultants and full-time and temporary employees who are subject matter experts in, for example, engineering and information technology. Each local team is accountable directly to our senior management team, which in turn is accountable to our board of directors.

          We have completed our inventory and a review of the equipment and software we currently use in the provision of our services. Our inventory and review determined that although the year 2000 problem might affect certain technical monitoring, control and reporting functions of our information technology and non-information technology systems, in most cases, the basic functionality of these systems should not be affected. Following supplier advice or, in appropriate cases, our own criteria, we developed plans for remediation and testing of all the equipment found to be year 2000 non-compliant. We have completed remediation and testing of approximately 95% of our information technology and non-information technology systems, including all our critical equipment and systems, and expect to complete such testing and remediation by September 1999.

          In developing contingency plans with respect to the year 2000 problem, we are analyzing potential operational risks that could lead to the interruption of critical service functions and, where not already in place, have commenced formulating and installing preventive and remedial measures, such as alternative sources of power generation. We are in the process of developing contingency plans for worst case scenarios dealing with the year 2000 problem. We expect to finalize and extend our contingency plans after completing final testing of systems and software involved in our operations. We expect that our contingency plans will include procedures to mitigate the negative effects of possible failures of our own systems as well as those of our customers and/or suppliers.

          Ensuring that our equipment and operational systems are year 2000 compliant is expected to increase costs in 1999. To date, we have incurred $1.5 million of costs related to the year 2000 problem. We currently estimate that the cost of remediation will total approximately $3.5 million, including amounts spent to date. We estimate that most of these costs will be incurred with respect to IMPSAT Argentina ($1.6 million) and IMPSAT Colombia ($1.0 million), our largest operating subsidiaries. Of these costs, we expect to spend approximately $0.4 million on system inventory and review, $2.5 million on system upgrades, and $0.6 million on personnel and consultant salaries and fees. While these cost estimates are not definitive, management does not expect final costs to have a material adverse impact on our financial position, results of operations or cash flows.

          In addition, we face risks to the extent that suppliers, satellite providers, customers and others with whom we transact business do not have business systems or products that comply with the year 2000 requirements. In providing our services, our systems might sometimes be required to communicate electronically with customer-owned systems with respect to a variety of functions. Failure of the systems of our customers to address the year 2000 problem, particularly satellite providers, could impair our ability to perform these functions. Furthermore, if any of our suppliers cannot timely provide us with products, services or systems that meet the year 2000 requirements, our operating results could be materially adversely affected.

          We have sent questionnaires to third parties, such as suppliers and customers, to inquire about their preparedness with respect to the year 2000. To date, we have received responses to approximately 95% of these inquiries, including responses from all of our material suppliers and customers. Each respondent indicated that its systems are or would be year 2000 compliant. We plan to follow up on the few third parties that have yet to respond. We are not yet able to estimate our costs of addressing the potential impact on our operations of year 2000 failures of our customers and suppliers. However, based on the review we have conducted, we do not expect that any of these costs will have a material adverse effect on our future consolidated results of operations. We cannot assure you that the systems of our customers and suppliers will be prepared for the year 2000 problem. We could be adversely affected by the year 2000 problem if our suppliers, customers and other businesses do not address this issue successfully.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               Not Applicable.

ITEM 5. OTHER INFORMATION

          Nortel Networks Letter of Intent. Pursuant to a letter of intent with us dated May 17, 1999, Nortel Networks Inc. has agreed to design and construct the first phase of the Broadband Network for what is currently estimated to be up to approximately $250 million. The letter of intent contemplates our negotiation and execution of a turnkey agreement with Nortel Networks to develop the first phase of the Broadband Network consisting of the following:

          - a long-haul, high capacity fiber optic backbone linking major cities in Argentina and Brazil

          - fiber optic and microwave radio "local rings" within major cities in Argentina and Brazil

          - connections in Argentina and Brazil that will integrate our networks with other providers' facilities, including submarine cable systems, and provide us with access to global telecommunications links

     Nortel Networks is expected to provide, as part of the turnkey agreement:

          -    required equipment and components

          -    civil infrastructure design and engineering

          -    civil works supervision

          -    network infrastructure and configuration planning and engineering

          -    formulation of network quality and performance specifications

          -    compilation of network testing procedures and protocols

          - preparation of network maintenance and operations plans and procedures

          Our letter of intent with Nortel Networks also contemplates our entering into a vendor financing agreement with Nortel Networks. Under this vendor financing agreement, Nortel Networks is expected to provide us with loans in an aggregate amount of up to approximately $250 million, which will be used by us to finance the purchase of certain telecommunications equipment, software and services pursuant to the definitive turnkey agreement contemplated by our letter of intent with Nortel Networks and to provide working capital.

          The obligation of Nortel Networks to enter into the turnkey agreement and to provide the vendor financing is subject to numerous conditions, including the negotiation, execution and delivery of definitive documentation relating to the these matters. There can be no assurance that we will be able to reach agreement with Nortel Networks on the terms of such definitive documentation.

          Framework Agreement with Global Crossing. On July 27, 1999, we entered into a framework agreement with Global Crossing Development Co., a subsidiary of Global Crossing Ltd., that contemplates our entering into a series of definitive agreements to construct for Global Crossing, on a turnkey basis before the end of the first quarter of 2001, certain portions of the network that will interconnect Global Crossing's South American submarine cable system's coastal landing points in Argentina, Brazil, Chile, Colombia, Peru and Venezuela to major cities in these countries.

          As part of these arrangements, we will construct the terrestrial portion of Global Crossing's South American network between Las Toninas, Argentina and Valparaiso, Chile (which portion we call the Trans Andean Crossing System) through our:

          - construction of three ducts and related facilities between Las Toninas and Buenos Aires, Argentina

          - licensing to Global Crossing of a duct on our Broadband Network between the cities of Buenos Aires and Mendoza in Argentina

          - construction of three ducts and related facilities between Mendoza, Argentina and Valparaiso, Chile

          - construction of telehouses in Buenos Aires, Argentina and Santiago, Chile

          In addition to the Trans Andean Crossing System, we will construct:

          - fiber optic terrestrial backhauls that will connect Global Crossing's submarine cable landing points in Brazil, Colombia, Peru and Venezuela to major cities in these countries

          - telehouses in Rio de Janeiro and Sao Paulo, Brazil; Bogota, Colombia; Lima, Peru; and Caracas, Venezuela

          Our telehouses will contain switching, routing and other network co-location equipment owned by us or lessees of space in our telehouses. We will lease space in our telehouses to Global Crossing for its network operations.

          As contemplated by the framework agreement, we also expect to enter into definitive agreements with Global Crossing providing for our:

          - purchase from Global Crossing of indefeasible rights to use ("IRU") capacity valued at not less than $46 million on any of Global Crossing's fiber optic networks worldwide

          - maintenance of Global Crossing's Trans Andean Crossing System and the terrestrial backhauls in Brazil, Colombia, Peru and Venezuela

          We expect that our IRU capacity on Global Crossing's fiber optic networks will enable us to efficiently interconnect our networks in Argentina and Brazil in conjunction with the first phase of our Broadband Network. We also anticipate that this capacity will enable us to comprehensively integrate any subsequent phases of the Broadband Network that we might develop in other countries in South America.

          Assuming that the definitive agreements for the Trans Andean Crossing System are executed in the coming weeks, we plan to commence construction of the Trans Andean Crossing System in September 1999. We anticipate that Global Crossing will pay us approximately $64 million for our turnkey construction of the Trans Andean Crossing System.

          The transactions contemplated by the framework agreement are still subject to negotiation of definitive documentation and various other conditions, including any required governmental approvals and, accordingly, there can be no assurance that these transactions will be completed on favorable terms, if at all.

          Lucent Letter of Intent. On July 16, 1999, we entered into a letter of intent with Lucent Technologies S.A. Argentina, with respect to the negotiation and execution of definitive agreement for our purchase from Lucent of at least 1,840 km of fiber optic cable and related equipment and for Lucent to provide certain technical assistance in connection with the installation of this fiber optic cable in Argentina. We plan to use the fiber optic cable to constitute portions of phase one of the Broadband Network. Assuming the execution of a definitive purchase agreement, the consideration we expect that the consideration we will pay for the Lucent fiber optic cable would be approximately $16 million. The letter of intent also contemplates Lucent entering into a definitive agreement to provide us with vendor financing in connection with our purchase of the fiber optic cable and related equipment. The proposed purchase and vendor financing agreements are subject to negotiation of definitive documentation, which is expected to be completed in October 1999.

          Framework Agreement with El Sitio. On August 4, 1999, we entered into a Framework Agreement with El Sitio International Corp. for the sale of our retail Internet businesses in Argentina, Brazil and Colombia for approximately $21.5 million and the purchase of shares of El Sitio's 8% convertible redeemable preferred stock for $21.5 million. Such shares will represent approximately a 19% interest in El Sitio's fully diluted capital stock. In connection with these transactions, El Sitio will enter into telecommunications services agreements with our subsidiaries in Argentina, Brazil and Colombia under which we will provide El Sitio with telecommunication networks to access the Internet backbone. El Sitio, a British Virgin islands corporation, is an Internet content and Internet service provider headquartered in Argentina that has established operations in Argentina, Uruguay and Brazil, among other countries, and includes among its shareholders affiliates of Hicks, Muse, Tate & Furst, the Cisneros Organization, GC Companies, Inc. and Mr. Verdaguer, our Chief Executive Officer and Mr. Vivo, our Deputy Chief Executive Officer.

          After a period of evaluation, we determined that in the area of Internet services it would be in our best interests to concentrate our efforts on providing corporate and wholesale Internet access through our existing networks and our planned Broadband Network to our existing corporate customers and to new and existing Internet service providers that are establishing operations in the countries in which we operate. We concluded that our ability to attract and service large numbers of retail Internet users, including the support, advertising and related functions that are required for retail Internet services, was not consistent with our corporate philosophy nor one of the higher priorities in our business plan. Accordingly, we determined to sell our retail Internet business in order to focus our priorities on wholesale Internet access and backbone services where we believe that we have a competitive advantage.

          The transactions contemplated by the El Sitio Framework Agreement are subject to the negotiation of definitive documentation and various other conditions, including governmental approvals, and accordingly, there can be no assurance that these transactions will be completed.

     Subject to the satisfaction of these conditions, we expect the transactions to be consummated by the end of 1999.

     CNC License. In July 1999, IMPSAT Argentina received one of the three licenses granted by the Argentine Comision Nacional de Comunicaciones to operate national and international long distance in Argentina from 2000 onwards.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)(1) Exhibits. 27.1 Financial Data Schedule.

          (a)(2) List of Schedules. All schedules for which provision is made in the applicable accounting regulations of the Commission are omitted because they are not applicable, or the information is included in the financial statements included herein.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed for the period covered under this Quarterly Report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, in the capacities and on the dates indicated.

                                     IMPSAT Corporation

                                     By: /s/ Guillermo Jofre
                                         --------------------------
                                         Guillermo Jofre
                                         Vice President, Finance and
                                         Chief Financial Officer

                                     Date: August 16, 1999

                                     IMPSAT S.A.

                                     By: /s/ Jose Torres
                                         --------------------------
                                         Jose Torres
                                         Director and
                                         Chief Accounting Officer

                                     Date: August 16, 1999