Form 10-Q
period 1999-09-30
IMPSAT CORP
filed 1999-11-15
CIK 1022329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 1999 OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: As of September 30, 1999, the Company had outstanding 120,951,168 shares of Common Stock, $1.00 par value, and 25,000 shares of Series A Convertible Preferred Stock, liquidation preference $5,816 per share, outstanding.

                            -------------------------

                               IMPSAT CORPORATION
                                   IMPSAT S.A.

                            -------------------------

                                      INDEX

                                                                                                               PAGE NO.
PART I FINANCIAL INFORMATION.........................................................................................1
     Item 1.  Financial Statements...................................................................................1
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................30
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................42

PART II OTHER INFORMATION...........................................................................................43
     Item 1.  Legal Proceedings.....................................................................................43
     Item 2.  Changes in Securities.................................................................................43
     Item 3.  Defaults Upon Senior Securities.......................................................................43
     Item 4.  Submission of Matters to a Vote of Security-Holders...................................................43
     Item 5.  Other Information.....................................................................................43
     Item 6.  Exhibits and Reports on Form 8-K......................................................................43

SIGNATURES..........................................................................................................44

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------

                                                                                     DECEMBER 31,      SEPTEMBER 30,
                                                                                   ------------------------------------
                                                                                         1998              1999
                                                                                   ------------------------------------
ASSETS                                                                                                  (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                                      $      90,021       $       146,078
    Trade accounts receivable, net                                                        46,974                46,949
    Other receivables                                                                     20,110                20,120
    Prepaid expenses                                                                       1,994                 1,252
                                                                                   --------------      ----------------

               Total current assets                                                      159,099               214,399
                                                                                   --------------      ----------------

PROPERTY, PLANT AND EQUIPMENT, Net                                                       330,726               317,219
                                                                                   --------------      ----------------

NON-CURRENT ASSETS:
    Trade account receivables, net                                                         5,143
    Investment                                                                            10,708                10,287
    Deferred financing costs, net                                                         10,329                 9,359
    Deferred income taxes, net                                                                                  17,875
    Intangible assets, net                                                                 7,920                22,992
    Other non-current assets                                                               3,293                 7,061
                                                                                   --------------      ----------------

               Total non-current assets                                                   37,393                67,574
                                                                                   --------------      ----------------

TOTAL                                                                              $     527,218       $       599,192
                                                                                   ==============      ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable - trade                                                       $      32,416       $        40,061
    Short-term debt                                                                       19,262                15,975
    Current portion of long-term debt                                                     21,138                23,110
    Accrued liabilities                                                                   12,628                13,288
    Deferred income taxes, net                                                               120
    Customer advances on construction project, net of taxes                                                     22,736
    Other liabilities                                                                     12,346                18,732
                                                                                   --------------      ----------------

               Total current liabilities                                                  97,910               133,902
                                                                                   --------------      ----------------

LONG-TERM DEBT, Net                                                                      379,292               384,113
                                                                                   --------------      ----------------

OTHER LONG-TERM LIABILITIES                                                                3,446                13,844
                                                                                   --------------      ----------------

COMMITMENTS AND CONTINGENCIES (Note 13)

MINORITY INTEREST                                                                         13,071                 6,624
                                                                                   --------------      ----------------

REDEEMABLE PREFERRED STOCK, Convertible, Series A,
    10%, cumulative dividend; 25,000 shares authorized, issued
    and outstanding; liquidation preference $5,816 per share                             135,018               145,389
                                                                                   --------------      ----------------

STOCKHOLDERS' DEFICIT:
    Common stock, $1 par value; 175,400,000 shares authorized; 100,792,640 shares issued and outstanding at December 31, 1998 and 120,951,168 shares issued and outstanding at September 30, 1999,
        respectively                                                                     100,793               120,951
    Additional paid in capital                                                                                 100,778
    Accumulated deficit                                                                  (71,391)              (72,368)
    Treasury stock, 25,198,160 shares, at cost                                          (125,000)              (25,000)
    Amount paid in excess of carrying value of assets acquired from
        related party                                                                     (5,395)               (4,969)
    Accumulated other comprehensive loss                                                    (526)               (4,072)
                                                                                   --------------      ----------------

        Total stockholders' deficit                                                     (101,519)              (84,680)
                                                                                   --------------      ----------------

TOTAL                                                                              $     527,218              $599,192
                                                                                   ==============      ================

See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                                     -------------------------------------------------------------------
                                                          1998               1999               1998             1999
                                                          ----               ----               ----             ----
                                                                (UNAUDITED)                          (UNAUDITED)
NET REVENUES FROM SERVICES                            $   56,237         $   55,911         $  149,888      $   167,129
                                                      -----------        -----------        -----------     ------------
COST AND EXPENSES:
    Variable cost of services                             10,518              9,634             24,274           29,975
    Leased telecommunications links                        6,394             11,385             20,343           31,248
    Salaries, wages and benefits                           9,581             12,030             26,543           34,222
    Selling, general and administrative                   13,293             22,738             34,515           46,564
    Depreciation and amortization                          9,908             64,761             26,537           88,090
                                                      -----------        -----------        -----------     ------------

        Total cost and expenses                           49,694            120,548            132,212          230,099
                                                      -----------        -----------        -----------     ------------

        Operating income (loss)                            6,543            (64,637)            17,676          (62,970)
                                                      -----------        -----------        -----------     ------------

OTHER INCOME (EXPENSES):
    Interest expense, net                                (13,052)           (13,870)           (30,243)         (41,976)
    Net income (loss) on foreign exchange                    971             (1,514)               813           (9,500)
    Other income (expense), net                              (13)              (151)               485             (715)
                                                      -----------        -----------        -----------     ------------

        Total other expenses                             (12,094)           (15,535)           (28,945)         (52,191)
                                                      -----------        -----------        -----------     ------------

LOSS BEFORE INCOME TAXES, CUMULATIVE
    EFFECT AND MINORITY INTEREST                          (5,551)           (80,172)           (11,269)        (115,161)

(PROVISION FOR) BENEFIT FROM INCOME TAXES                   (107)            14,935             (2,358)          18,952
                                                      -----------        -----------        -----------     ------------

LOSS BEFORE CUMULATIVE EFFECT
    AND MINORITY INTEREST                                 (5,658)           (65,237)           (13,627)         (96,209)

CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE, NET OF TAX                                                            (1,269)

(INCOME) LOSS ATTRIBUTABLE TO MINORITY INTEREST           (1,121)             5,744             (1,717)           5,603
                                                      -----------        -----------        -----------     ------------

NET LOSS BEFORE DIVIDENDS ON
    REDEEMABLE PREFERRED STOCK                            (6,779)           (59,493)           (16,613)         (90,606)

DIVIDENDS ON REDEEMABLE PREFERRED STOCK                   (3,213)            (3,536)            (6,720)         (10,371)
                                                      -----------        -----------        -----------     ------------

NET LOSS ATTRIBUTABLE TO COMMON
    SHAREHOLDERS                                      $   (9,992)        $  (63,029)        $  (23,333)     $  (100,977)
                                                      ===========        ===========        ===========     ============

See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                  --------------------------------------------------------------------
                                                      1998               1999              1998             1999
                                                      ----               ----              ----             ----
                                                            (UNAUDITED)                         (UNAUDITED)
NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                                    $     (9,992)     $    (63,029)     $    (23,333)    $    (100,977)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
  FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                   (373)                             (3,546)
                                                  -------------     -------------     -------------    --------------

COMPREHENSIVE LOSS                                $     (9,992)     $    (63,402)     $    (23,333)    $    (104,523)
                                                  =============     =============     =============    ==============

See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------

                                                            COMMON STOCK                   ADDITIONAL
                                                    ---------------------------             PAID IN         ACCUMULATED
                                                        SHARES          STOCK               CAPITAL          DEFICIT(*)
                                                        ------          -----               -------          ----------
BALANCE AT DECEMBER 31, 1998                          75,594,480    $   100,793                       $       (71,391)

    Dividends on redeemable preferred stock                                                                   (10,371)

    Common stock issuance                             20,158,528         20,158      $    100,778

    Amortization of amount paid in excess
        of carrying value of net assets acquired from related party

    Foreign currency translation adjustment

    Acquisition of 24.9% of Mandic S.A.

    Net loss for the period                                                                                   (90,606)
                                                    ------------    -----------      --------------   ----------------

BALANCE AT SEPTEMBER 30, 1999 (unaudited)             95,753,008    $   120,951      $    100,778     $      (172,368)
                                                    ============    ===========      ==============   ================


                                                                               AMOUNT PAID
                                                                               IN EXCESS OF
                                                                                 CARRYING
                                                                                  VALUE
                                                                              OF NET ASSETS          ACCUMULATED
                                                                                 ACQUIRED               OTHER
                                                               TREASURY            FROM             COMPREHENSIVE
                                                                STOCK         RELATED PARTY             LOSS            TOTAL
                                                                -----         -------------             ----            -----
BALANCE AT DECEMBER 31, 1998                          $       (125,000)         $(5,395)              $  (526)       $(101,519)

    Dividends on redeemable preferred stock                                                                            (10,371)

    Common stock issuance                                                                                              120,936

    Amortization of amount paid in excess
        of carrying value of net assets acquired
        from related party                                                          426                                    426

    Foreign currency translation adjustment                                                            (3,546)          (3,546)

    Acquisition of 24.9% of Mandic S.A.

    Net loss for the period                                                                                            (90,606)
                                                      -----------------         ---------             --------       ----------
BALANCE AT SEPTEMBER 30, 1999 (unaudited)             $       (125,000)         $(4,969)              $(4,072)       $ (84,680)
                                                      =================         =========             ========       ==========


                                                                MINORITY
                                                                INTEREST
                                                                --------
BALANCE AT DECEMBER 31, 1998                                $    13,071

    Dividends on redeemable preferred stock

    Common stock issuance

    Amortization of amount paid in excess
        of carrying value of net assets acquired from related party

    Foreign currency translation adjustment

    Acquisition of 24.9% of Mandic S.A.                            (844)

    Net loss for the period                                      (5,603)
                                                            ------------
BALANCE AT SEPTEMBER 30, 1999 (unaudited)                   $     6,624
                                                            ============

(*) Includes an appropriation of retained earnings in IMPSAT Argentina amounting to $1,890 to comply with legal reserve requirements in Argentina.

See notes to consolidated financial statements.

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                               -----------------------------
                                                                                     1998            1999
                                                                               ------------------------------
                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $  (16,613)      $  (90,606)
    Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities, net of acquisition:
        Cumulative effect of a change in accounting principle                         1,269
        Amortization and depreciation                                                26,537           88,090
        Deferred income tax benefit                                                    (765)         (17,995)
        Change in minority interest                                                   1,363           (6,447)
        Changes in assets and liabilities:
           Increase in trade accounts receivable, net                                (2,510)              25
           (Increase) decrease in prepaid expenses                                     (700)             742
           (Decrease) increase in other receivables and other
               non-current assets                                                    (1,474)           1,856
           Increase in accounts payable - trade                                       2,716            9,475
           Increase in customer advances on construction project                                      22,736
           Increase in accrued and other liabilities                                 11,317            7,046
           Increase (decrease) in other long-term liabilities                         1,186             (598)
                                                                                 -----------      -----------

               Net cash provided by (used in) operating activities                   22,326           14,324
                                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                      (79,368)         (74,262)
    Cash paid in Mandic S.A. acquisition, net                                        (6,307)          (3,700)
    Cash paid in IMPSAT Brazil merger                                                (5,100)
    (Increase) decrease in investment                                                (5,840)             421
                                                                                 -----------      -----------

               Net cash used in investing activities                                (96,615)         (77,541)
                                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayment of) borrowings from short-term debt                              (16,253)          (3,287)
    Acquisition of treasury stock                                                  (125,000)
    Proceed of issuance of redeemable preferred stock                               125,000
    Proceed of issuance of common stock, net                                                         120,936
    Proceeds from long-term debt                                                    247,184           26,924
    Repayments of long-term debt                                                    (27,178)         (21,753)
                                                                                 -----------      -----------
               Net cash provided by financing activities                            203,753          122,820
                                                                                 -----------      -----------

EFFECT OF EXCHANGE RATE CHANGE
    ON CASH AND CASH EQUIVALENTS                                                                      (3,546)
                                                                                 -----------      -----------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                                129,464           56,057

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                                                        10,439           90,021
                                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS AT END
    OF THE PERIOD                                                                 $ 139,903        $ 146,078
                                                                                 ===========      ===========

                                                                                                       (Continued)

IMPSAT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                     --------------------------------------------
                                                                1998                   1999
                                                     --------------------------------------------
                                                                        (UNAUDITED)
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                     $        30,078             $      44,787
                                                      ===============             =============
    Foreign income taxes paid                                                             1,155
                                                                                  =============
SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
(Increase) decrease in equipment in transit           $        (5,365)            $       1,830
                                                      ===============             =============

Accrued dividends on redeemable preferred stock       $         6,720             $      10,371
                                                      ===============             =============

Mandic S.A. Acquisition:
    Fair Value of net assets acquired                 $         1,300
                                                      ===============

Capitalized rights-of-way agreements                                              $      12,618

                                                                                  =============

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

     The Company was formed in August 1994 for the purpose of combining operating entities in Argentina, Colombia and Venezuela, which were previously controlled by common ownership. The original operating entity was established in Argentina in 1990 under the name of IMPSAT S.A. ("IMPSAT Argentina"). Thereafter, operating entities were established in Colombia in 1992 ("IMPSAT Colombia") and in Venezuela in 1993 ("IMPSAT Venezuela"). Other operating subsidiaries have been created or acquired in Mexico, Ecuador, Peru (inactive), United States, Brazil and Chile.

     The Company's operating subsidiaries at September 30, 1999 are as follows:

     COUNTRY                   OPERATING SUBSIDIARIES           PERCENTAGE
     Argentina             Impsat S.A.                              95.2%
     Argentina             Red Alternativa S.A.                     67.0
     Colombia              Impsat S.A.                              74.2
     Venezuela             Telecomunicaciones Impsat S.A.           75.0
     Mexico                Impsat S.A. de C.V.                      99.9
     Ecuador               Impsatel del Ecuador S.A.               100.0
     USA                   Impsat USA, Inc.                        100.0
     Brazil                Impsat Comunicacoes Ltda.                99.9
     Chile                 Impsat Chile S.A.                       100.0

     In addition, the Company owns International Satellite Capacity Holdings, NG (Liechtenstein) and Filcrown International Corporation (BVI), which serve intermediary functions to the Company and its operating subsidiaries.

2.   MERGERS AND ACQUISITIONS

     IMPSAT BRAZIL - On June 1, 1998, the Company acquired from Nevasa Holdings Limited ("Nevasa"), the Company's parent, 99.9% of the capital stock of IMPSAT Comunicacoes Ltda. ("IMPSAT Brazil"), a Brazilian company, for approximately $5.7 million. The purchase price for

     IMPSAT Brazil represented the total amount of preoperating and development costs and expenses incurred for IMPSAT Brazil by Nevasa. IMPSAT Brazil was established by Nevasa and operates under a value added telecommunications license permitting IMPSAT Brazil to lease satellite capacity directly from EMBRATEL, Brazil's long-distance carrier, and sell corporate private telecommunications network services (data, voice and video) using terrestrial and satellite links to third parties. The acquisition, as is the case for transactions among companies under common control, has been accounted for in a manner similar to the pooling of interests method of accounting, whereby all assets and liabilities have been recorded at their historical carrying amounts and the acquisition was recorded as if the transaction occurred on January 1, 1998. Amounts paid in excess of carrying value of the underlying net assets acquired were recorded as a reduction of stockholders' deficit and are being amortized on a straight-line basis over a period of 10 years.

     MANDIC S.A. - On April 20, 1998, the Company signed a definitive agreement to purchase a 75.1% interest in Mandic BBS Planejamento e Informatica S.A. ("Mandic S.A."), a Brazilian internet access provider, for approximately $9.8 million The remaining 24.9% is owned by Mr. Aleksander Mandic, the founder and current president of Mandic S.A. The initial stage of the acquisition of Mandic S.A., pursuant to which the Company acquired a 58.5% interest, was consummated on May 29, 1998, and the remaining 16.6% interest was acquired during November 1998. The acquisition was accounted for as a purchase. On July 28, 1999 the Company acquired the remaining 24.9% interest in Mandic S.A. for $3.7 million.

     FRAMEWORK AGREEMENT WITH EL SITIO - On August 4, 1999, the Company entered into a Framework Agreement with El Sitio, Inc. for the sale of the Company's retail Internet businesses in Argentina, Brazil and Colombia for approximately $21.5 million and the purchase of shares of El Sitio's 8% convertible redeemable preferred stock for $21.5 million. Such shares will represent approximately a 19% interest in El Sitio's fully diluted capital stock as of the date of the Framework Agreement. In connection with these transactions, El Sitio will enter into telecommunications services agreements with IMPSAT Argentina, IMPSAT Brazil and IMPSAT Colombia under which these entities will provide El Sitio with telecommunication networks to access the Internet backbone. El Sitio, a British Virgin islands corporation, is an Internet content and Internet service provider headquartered in Argentina that has other offices in Brazil, Mexico, Uruguay and the United States.

     In anticipation of the Brazil transaction contemplated by the El Sitio Framework Agreement, the Company merged Mandic S.A. into IMPSAT Brazil on October 5, 1999 and Mandic S.A. ceased operations. On October 6, 1999, IMPSAT Brazil sold the retail internet business acquired in the Mandic S.A. merger for $12.3 million to O Site Entretenimentos Ltda., a subsidiary of El Sitio. In addition, on the same date, the Company acquired 1,756,677 shares of El Sitio's 8% convertible redeemable preferred stock for $12,300.

     On November 5, 1999, IMPSAT Argentina consummated the sale of its retail Internet business to El Sitio Argentina S.A. for $6.2 million, of which $5.3 million was received on that date with the remainder due in 24 equal monthly installments. Simultaneously, the Company purchased 885,480 shares of El Sitio's 8% convertible redeemable preferred stock for $6.2 million. On November 12, 1999, The Company acquired an additional 428,458 shares of El Sitio's 8% convertible redeemable preferred stock for $3.0 million. The Company and El Sitio expect to consummate the sale of the Company's retail internet business in Colombia to El Sitio by the end of 1999.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The financial statements are presented on a consolidated basis and include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     INTERIM FINANCIAL INFORMATION - The unaudited consolidated statements as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998 have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the nine-month periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

     REVENUE RECOGNITION - The Company provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the quantity and type of equipment installed. The fees stipulated in the contracts are generally denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total net revenue from services for the nine months ended September 30, 1999 and 1998.

     PROPERTY, PLANT AND EQUIPMENT COSTS - Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

     Buildings and improvements                                      10-25 years
     Operating communications equipment                               5-10 years
     Furniture, fixtures and other equipment                          2-10 years

     The operating communications equipment owned by the Company is subject to rapid technological obsolescence. In view of these developments, the Company decided to change the depreciable life of certain customer premises telecommunications equipment from 10 years to 5 years at September 30, 1999. The effect of this change totaled $52.1 million.

     INVESTMENT - Investment represents a less than 1.0% ownership interest (at September 30, 1999 and December 31, 1998) by the Company in unaffiliated entities established for the purchase and leasing of satellite capacity time and is accounted for under the cost method.

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

     INTANGIBLE ASSETS - Intangible assets include goodwill and capitalized rights-of-way agreements. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired of Mandic S.A. (see Note 2) of approximately $12.0 million and other acquisitions of approximately $0.9 million, are being amortized on a straight-line basis of over a period of 15 years. Capitalized rights-of-way agreements represent the fees paid and the net present value of fees to be paid per signed agreements entered into for obtaining rights-of-way and other permits for the planned broadband network. These capitalized agreements are being amortized over the term of the rights-of-way, which range from 5 to 20 years. The Company reviews the carrying value of intangibles on an ongoing basis. If such review indicates that these values may not be recoverable, the Company's carrying value will be reduced to its estimated fair value.

     LONG-LIVED ASSETS - Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded during the nine months ended September 30, 1999 and 1998.

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

4.   TRADE ACCOUNTS RECEIVABLE

     Trade accounts receivable, by operating subsidiaries, are summarized as follows:

                                                DECEMBER 31,     SEPTEMBER 30,
                                                   1998             1999
                                               --------------------------------
                                                                 (UNAUDITED)
     IMPSAT Argentina                            $ 36,378        $ 44,441
     IMPSAT Colombia                                8,480           7,917
     IMPSAT Venezuela                               4,293           6,055
     IMPSAT Ecuador                                 1,559           2,154
     IMPSAT USA                                     2,836           1,460
     IMPSAT Brazil and Mandic S.A                   2,963           1,602
     Others                                           574           1,370
                                                 --------        --------

                Total                              57,083          64,999

     Less: allowance for doubtful accounts        (10,109)        (18,050)
                                                 --------        --------

     Trade accounts receivable, net              $ 46,974        $ 46,949
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

     The activity for the allowance for doubtful accounts is as follows:

                                           DECEMBER 31,   SEPTEMBER 30,
                                              1998           1999
                                         ------------------------------
                                                          (UNAUDITED)
     Beginning balance                     $  5,933        $ 10,109
     Provision for doubtful accounts          5,312          14,660
     Write-offs, net of recoveries           (1,136)         (6,719)
                                           --------        --------

     Ending balance                        $ 10,109        $ 18,050
                                           ========        ========

5.   OTHER RECEIVABLES

     Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries as follows:

                                                  DECEMBER 31,                SEPTEMBER 30,
                                                      1998                         1999
                                              -------------------------------------------------
                                                                               (UNAUDITED)
     IMPSAT Argentina                         $               6,439        $            6,528
     IMPSAT Colombia                                          5,064                     4,733
     IMPSAT Venezuela                                         2,527                     1,523
     IMPSAT Ecuador                                             835                       485
     IMPSAT Mexico                                            1,078                     2,437
     IMPSAT Brazil and Mandic S.A.                            1,124                     2,708
     Others                                                   3,043                     1,706
                                              ---------------------        ------------------

            Total                             $              20,110        $           20,120
                                              =====================        ==================

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of:

                                                   DECEMBER 31,     SEPTEMBER 30,
                                                      1998             1999
                                                 ---------------------------------
                                                                    (UNAUDITED)
     Land                                          $   1,750        $   3,819
     Building and improvements                        27,957           28,145
     Operating communications equipment              400,380          467,207
     Furniture, fixtures and other equipment          20,271           19,185
                                                   ---------        ---------

                    Total                            450,358          518,356
     Less:  accumulated depreciation                (126,728)        (211,430)
                                                   ---------        ---------

                    Total                            323,630          306,926
     Equipment in transit                              4,289            2,459
     Projects in process                               2,807            7,834
                                                   ---------        ---------

     Property, plant and equipment, net            $ 330,726        $ 317,219
                                                   =========        =========

     The recap of accumulated depreciation is as follows:

                                     DECEMBER 31,      SEPTEMBER 30,
                                        1998              1999
                                    ----------------------------------
                                                       (UNAUDITED)

     Beginning balance               $  92,255        $ 126,728
     Depreciation expense               36,027           85,939
     Disposals and retirements          (1,554)          (1,237)
                                     ---------        ---------

     Ending balance                  $ 126,728        $ 211,430
                                     =========        =========

7.   SHORT-TERM DEBT

     The Company's short-term debt is detailed as follows:

                                                                               DECEMBER 31,  SEPTEMBER 30,
                                                                                  1998           1999
                                                                              ----------------------------
                                                                                              (UNAUDITED)
     Short-term credit facilities, denominated in U.S. dollars;
         interest rates ranging from 5.8% to 16%;
             IMPSAT Argentina                                                   $11,000       $10,240
             IMPSAT Colombia                                                      5,859           422
             IMPSAT Ecuador                                                                       186
             Others                                                                 203           719
     Short-term credit facilities, denominated in local currencies; local interest rates ranging from 12.0% to 25.0%;
             IMPSAT Argentina                                                     2,000
             IMPSAT Colombia                                                                    4,408
             IMPSAT Ecuador                                                         200
                                                                                -------       -------
     Total short-term debt                                                      $19,262       $15,975
                                                                                =======       =======

     The Company has historically refinanced its short-term credit facilities on an annual basis.

8.   LONG-TERM DEBT

     The Company's long-term debt is detailed as follows:

                                                    DECEMBER 31,   SEPTEMBER 30,
                                                      1998            1999
                                                   -----------------------------
                                                                   (UNAUDITED)
     12.125% Senior Guaranteed Notes due 2003       $125,000       $125,000
     12.375% Senior Notes due 2008                   225,000        225,000
     Term notes payable:

================================================================================

         IMPSAT Colombia; with maturities through 2002 collateralized by equipment with a carrying value of approximately $14,000 and the assignment of customer contracts totaling approximately
             $12,000 denominated in:
                U.S. dollars (interest rates 8.13% - 13.13%)                       32,204           25,435
                Local currency (interest rates 19.92% - 40.75%)                     6,156           12,533
         IMPSAT Argentina (6.25% - 6.75%), maturing semiannually
                through 2003, collateralized by certain assets                      4,802            4,184
         IMPSAT USA (8.25% - 8.75%), mortgage and other
             collateralized debts                                                   2,066            1,811
         IMPSAT Venezuela (9.00% - 10.75%), maturing during 2001                    3,508            1,683
         IMPSAT Brazil (12.69%), maturing during 2004                                                3,854
     Eximbank notes payable (7.00%), maturing semiannually
         through 1999                                                               1,694              847
     Eximbank notes payable (7.00%), maturing semiannually
         through 2003 and 2004                                                                       6,876
                                                                                ---------        ---------

                    Total long-term debt                                          400,430          407,223
     Less:  current portion                                                       (21,138)         (23,110)
                                                                                ---------        ---------

     Long-term debt, net                                                        $ 379,292        $ 384,113
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

9.   INCOME TAXES

     The components of the provision for (benefit from) income taxes, all of which are for foreign taxes consist of the following for the nine months ended September 30, 1998 and 1999:

                                                        1998            1999
     Current income taxes                            $  3,123        $    974
     Deferred income taxes                               (765)        (19,926)
                                                     --------        --------
     Provision for (benefit from) income taxes       $  2,358        $(18,952)
                                                     ========        ========

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

10.  REDEEMABLE PREFERRED STOCK

     On March 19, 1998, the Company redeemed 25% of its outstanding common stock previously held by STET International Netherlands NV (the "STET Shares") with the proceeds of a substantially concurrent issuance and sale of $125 million of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock was offered and sold to Princes Gate Investors II, L.P. ("Princes Gate") and Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. ("MSGEM"), two private equity funds that are affiliates of Morgan Stanley Dean Witter & Co., and to certain other investors affiliated with Princes Gate and MSGEM (such investors along with Princes Gate and MSGEM, the "Purchasers"). The Series A Preferred Stock was convertible at September 30, 1999 into approximately 20.6% of the Common Stock of the Company.

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

     The Company granted options for 746,000 shares at an exercise price of $4.96 during the year ended December 31, 1998 and options for 654,400 shares at an exercise price of $6.20 during the nine months ended September 30, 1999. These options vest on each of the first, second and third anniversaries of the date of grant, as to 10%, 30%, and 30%, respectively, of the granted shares. On the fourth anniversary of the date of grant, the option vests as to the remainder of the granted shares.

     The Company applies APB No. 25 and related interpretations in accounting for its stock options plan to employees and non-employee members of the Board as described in Note 1. Accordingly, no compensation expense has been recognized in the nine months ended September 30, 1999 related to this plan.

     For purposes of the following pro forma disclosures, the fair value of the options granted in 1998 and 1999 was estimated using the minimum value method prescribed by SFAS No. 123 for nonpublic entities with the following assumptions: no dividend yields; no volatility; risk-free interest rate of 7.0%; and an expected term of four years. Had compensation cost been determined based on the fair value at the date of grant consistent with the requirement of SFAS 123, the Company's net loss and comprehensive loss would have increased by approximately $231 during the nine months ended September 30, 1999.

12.  OPERATING SEGMENT INFORMATION

     The Company's operating segment information, by subsidiary (eliminating intercompany transactions), as of and for the nine months ended September 30, 1998 and 1999, is as follows:

                                                                               September 30,
                                                                    --------------------------------
                                                                          1998              1999
                                                                          ----              ----
TOTAL ASSETS
   Argentina                                                           $ 221,033        $ 226,743
   Colombia                                                              100,069           92,733
   Venezuela                                                              34,230           38,426
   Mexico                                                                 10,244           10,424
   Ecuador                                                                20,573           21,839
   USA                                                                    12,812           16,750
   Brazil                                                                 16,731           55,473
   Parent Company and Others                                             138,622          136,804
                                                                       ---------        ---------
     CONSOLIDATED TOTAL                                                $ 554,314        $ 599,192
                                                                       =========        =========
NET REVENUES FROM SERVICES:

  SATELLITE BASED:
    VSAT TECHNOLOGY
   Argentina                                                           $  29,101        $  31,361
   Colombia                                                               12,386            9,221
   Venezuela                                                               3,235            6,958
   Mexico                                                                    121              204
   Ecuador                                                                 1,223            1,310
   USA                                                                         0               32
   Brazil                                                                    244            1,399
   Parent Company and Others                                                   0                0
                                                                       ---------        ---------
     CONSOLIDATED TOTAL                                                $  46,310        $  50,485
                                                                       =========        =========
   SCPC TECHNOLOGY
   Argentina                                                           $  18,918        $  19,119
   Colombia                                                               15,842           19,429
   Venezuela                                                               4,826            5,988
   Mexico                                                                  2,094            1,678
   Ecuador                                                                 3,674            4,932
   USA                                                                     5,427            4,385
   Brazil                                                                    482            1,500
   Parent Company and Others                                                   0                0
                                                                       ---------        ---------
     CONSOLIDATED TOTAL                                                $  51,263        $  57,031
                                                                       =========        =========
TERRESTRIAL BASED
   Argentina                                                           $  12,009        $  13,714
   Colombia                                                               11,555            8,910
   Venezuela                                                                 530            1,041
   Mexico                                                                     47               92
   Ecuador                                                                   422              919
   USA                                                                         0                0
   Brazil                                                                     26              134
   Parent Company and Others                                                   0                0
                                                                       ---------        ---------
     CONSOLIDATED TOTAL                                                $  24,589        $  24,810
                                                                       =========        =========
-------------------------------------------------------------------------------------------------

                                                                               September 30,
                                                                    -------------------------------
                                                                          1998              1999
                                                                          ----              ----
VALUE ADDED
   Argentina                                                           $  11,991        $  12,717
   Colombia                                                                5,303            7,234
   Venezuela                                                               1,684            2,130
   Mexico                                                                  1,077              195
   Ecuador                                                                 1,454            2,320
   USA                                                                     1,220            2,410
   Brazil                                                                    462            1,278
   Parent Company and Others                                               4,535            6,519
                                                                       ---------        ---------
     CONSOLIDATED TOTAL                                                $  27,726        $  34,803
                                                                       =========        =========
TOTAL
   Argentina                                                           $  72,019        $  76,911
   Colombia                                                               45,086           44,794
   Venezuela                                                              10,275           16,117
   Mexico                                                                  3,339            2,169
   Ecuador                                                                 6,773            9,481
   USA                                                                     6,647            6,827
   Brazil                                                                  1,214            4,311
   Parent Company and Others                                               4,535            6,519
                                                                       ---------        ---------
     CONSOLIDATED TOTAL                                                $ 149,888        $ 167,129
                                                                       =========        =========

OPERATING INCOME (LOSS)
   Argentina                                                           $  14,022        $ (32,164)
   Colombia                                                               18,562           (3,434)
   Venezuela                                                               1,334           (1,662)
   Mexico                                                                 (1,194)          (3,017)
   Ecuador                                                                 2,225              256
   USA                                                                       698             (293)
   Brazil                                                                 (4,297)         (11,887)
   Parent Company and Others                                             (13,674)         (10,769)
                                                                       ---------        ---------
     CONSOLIDATED TOTAL                                                $  17,676        $ (62,970)
                                                                       =========        =========

13.  COMMITMENTS AND CONTINGENCIES

     The Company leases telecommunications links with average annual rental commitments of approximately $26.0 million through the year 2003. In addition, the Company has commitments to purchase communications equipment amounting to approximately $14.6 million.

     The Company is a third-party guarantor of up to 75% of a $6.0 million credit facility provided to IMPSAT Venezuela by a regional development fund. At September 30, 1999, the balance outstanding on the credit facility amounted to approximately $1.7 million.

     Impsat Brazil has entered into a $3.9 million term note with El Camino Resources, which is guaranteed by the Company and IMPSAT Argentina.

     During May 1997, the Company and IMPSAT Argentina entered into a three-party arrangement with a financial institution whereby $60.0 million was borrowed by the subsidiary and concurrently a like amount certificate of deposit was placed at the financial institution by the Company. The arrangements establish a right of setoff and, accordingly, the amounts have been netted for purposes of the consolidated financial statement presentation. The arrangements expired in October 1999.

     The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

     In November 1996, IMPSAT Argentina filed suit against one of its customers, ENCOTESA, for amounts due and arising under IMPSAT Argentina's contracts with ENCOTESA, the former Argentine national postal service for $7.3 million. The Company had reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value of $5.1 million as determined by the Company's management based on the advice of local legal counsel. At September 30, 1999, the Company had reserved 100% of the amounts due from ENCOTESA.

14.  BROADBAND NETWORK AGREEMENTS

     NORTEL NETWORKS AGREEMENTS - On September 6, 1999, the Company executed two turnkey agreements with Nortel Networks Inc. ("Nortel") relating to Nortel's design and construction of segments of the Broadband Network in Argentina and Brazil for approximately $265 million. Pursuant to these agreements, Nortel will construct:

          - long-haul, high capacity fiber optic backbones linking major cities in Argentina and Brazil
          - fiber optic and wireless radio local rings and access points within major cities in Argentina and Brazil
          - connections in Argentina and Brazil that will integrate the Company's networks with other providers' facilities, including submarine cable systems, and provide the Company with access to global telecommunications links

     In addition, Nortel will provide, as part of the turnkey agreements:

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

     On October 25, 1999, each of IMPSAT Argentina and IMPSAT Brazil signed definitive agreements with affiliates of Nortel Networks to borrow an aggregate of up to approximately $149.1 million and $148.3 million, respectively, of long term vendor financing. The financing, which will be disbursed over a two year period with final maturity in 2006, will be used to finance Nortel's construction of the segments of the Broadband Network in each of Argentina and Brazil. The Company has agreed to guarantee the obligations of each of IMPSAT Argentina and IMPSAT Brazil under the Nortel financing agreements.

     FRAMEWORK AGREEMENT WITH GLOBAL CROSSING - On July 27, 1999, the Company entered into an agreement with Global Crossing Development Co., a subsidiary of Global Crossings Ltd. ("Global Crossing") that contemplates the Company entering into a series of definitive agreements. As part of these arrangements, the Company will purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing's fiber optic cable networks worldwide. These rights should enable the Company to interconnect the Company's networks in Argentina and Brazil and give the Company global international access.

     On September 22, 1999, the Company entered into a definitive agreement with Global Crossing to construct the terrestrial portion of the Global Crossing's South American network between Las Toninas, Argentina on the Atlantic Ocean and Valparaiso, Chile on the Pacific Ocean (the "Trans-Andean Crossing System"). The Company commenced construction of the Trans-Andean Crossing System in September 1999. Global Crossing will pay the Company $64 million for the Company's turnkey construction of the Trans-Andean Crossing System, which includes:

          - construction of three ducts and related facilities over 230 route miles between Las Toninas and Buenos Aires, Argentina and over 290 route miles between Mendoza, Argentina and Valparaiso, Chile
          - licensing to Global Crossing of one duct on our Broadband Network between the cities of Buenos Aires and Mendoza in Argentina

     During September 1999, Global Crossing paid the Company $23.2 million in respect of the ongoing construction of the Trans-Andean Crossing System.

     In addition to the Trans-Andean Crossing System, the Company will:

          - construct fiber optic terrestrial backhauls that will connect Global Crossing's submarine cable landing points in Brazil, Colombia, Peru and Venezuela to major cities in these countries
          - sell co-location space in our telehouses in Rio de Janeiro and Sao Paulo, Brazil; Bogota, Colombia; Lima, Peru; and Caracas, Venezuela

     The Company's telehouses will contain switching, routing and other network co-location equipment owned by the Company or lessees of space in the telehouses. The Company will lease space in the telehouses in Buenos Aires, Argentina and Santiago, Chile to Global Crossing for its network operations. The Company will also expect to enter into agreements with Global Crossing to provide maintenance of the Global Crossing's Trans-Andean Crossing System.

                                    * * * * *

IMPSAT S.A.

BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------

                                                                                         DECEMBER 31,  SEPTEMBER 30,
                                                                                             1998          1999
                                                                               ---------------------------------------
ASSETS                                                                                                  (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                               $ 13,849       $ 12,050
  Trade accounts receivable, net                                                            28,068         30,491
  Receivable from affiliated companies                                                       2,092          3,172
  Other receivables                                                                          6,439          6,529
  Prepaid expenses                                                                             362            286
                                                                                          --------       --------
           Total current assets                                                             50,810         52,528
                                                                                          --------       --------
PROPERTY, PLANT AND EQUIPMENT, Net                                                         167,653        153,345
                                                                                          --------       --------
NON-CURRENT ASSETS:
  Trade account receivables, net                                                             5,143
  Investment                                                                                10,708         10,287
  Deferred income taxes, net                                                                                7,911
  Other non-current assets                                                                     530          2,672
                                                                                          --------       --------
           Total non-current assets                                                         16,381         20,870
                                                                                          --------       --------
TOTAL                                                                                     $234,844       $226,743
                                                                                          ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade                                                                $ 18,242       $ 21,491
  Short-term debt                                                                           13,000         10,238
  Advances from affiliated companies                                                        62,721         58,670
  Current portion of long-term debt                                                         64,694         65,088
  Accrued liabilities                                                                          655            510
  Deferred income taxes, net                                                                 4,301
  Customer advances on construction project, net of taxes                                                  22,736

  Other liabilities                                                                          4,402         11,697
                                                                                          --------       --------
           Total current liabilities                                                       168,015        190,430
                                                                                          --------       --------
LONG-TERM DEBT, Net                                                                          1,802          6,819
                                                                                          --------       --------
OTHER LONG-TERM LIABILITIES                                                                  1,485            718
                                                                                          --------       --------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Common stock, 5,123 shares issued and outstanding at December 31, 1998;
       and 5,148 shares issued and outstanding at September 30, 1999                             3              3
  Paid in capital                                                                           26,442         26,442
  Retained earnings                                                                         37,097          2,331
                                                                                          --------       --------
           Total stockholders' equity                                                       63,542         28,776
                                                                                          --------       --------
TOTAL                                                                                     $234,844       $226,743
                                                                                          ========       ========
See notes to financial statements.


IMPSAT S.A.

STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                              ---------------------------------------------------------------
                                                  1998           1999                 1998            1999
                                                      (UNAUDITED)                          UNAUDITED)
NET REVENUES FROM SERVICES                      $ 24,632       $ 25,380              $ 72,868        $ 79,767
                                                --------       --------              --------        --------

COST AND EXPENSES:
  Variable cost of services                        5,215          4,848                13,682          16,444
  Leased telecommunications links                  2,114          4,169                 8,017          12,440
  Salaries, wages and benefits                     4,106          5,195                12,079          14,455
  Selling, general and administrative              5,915         14,752                17,236          24,360
  Depreciation and amortization                    5,261         36,951                15,016          49,191
                                                --------       --------              --------        --------

           Total cost and expenses                22,611         65,915                66,030         116,890
                                                --------       --------              --------        --------

           Operating income (loss)                 2,021        (40,535)                6,838         (37,123)
                                                --------       --------              --------        --------

OTHER INCOME (EXPENSES):
  Interest expense, net                           (3,669)        (3,701)              (10,251)         (9,861)
  Other income, net                                  106                                  144               6
                                                --------       --------              --------        --------

           Total other expense                    (3,563)        (3,701)              (10,107)         (9,855)
                                                --------       --------              --------        --------

(LOSS) INCOME BEFORE INCOME TAXES                 (1,542)       (44,236)               (3,269)        (46,978)

BENEFIT FROM (PROVISION FOR) INCOME TAXES                        12,252                (1,434)         12,212
                                                --------       --------              --------        --------

NET LOSS                                        $ (1,542)      $(31,984)             $ (4,703)       $(34,766)
                                                ========       ========              ========        ========

See notes to financial statements.

IMPSAT S.A.

STATEMENT OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                     COMMON            PAID-IN    RETAINED
                                     STOCK             CAPITAL    EARNINGS(*)      TOTAL
BALANCE AT DECEMBER 31, 1998        $     3          $ 26,442     $ 37,097       $ 63,542

  Net loss                                                         (34,766)       (34,766)
                                    -------          --------     --------       --------
BALANCE AT SEPTEMBER 30, 1999       $     3          $ 26,442     $  2,331       $ 28,776
                                    =======          ========     ========       ========

(*) Includes an appropriation of retained earnings amounting to $1,890 to comply with legal reserve requirements in Argentina.

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         -------------------------
                                                                            1998            1999
                                                                         -------------------------
                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $ (4,703)       $(34,766)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Amortization and depreciation                                         15,016          49,191
      Deferred income tax provision (benefit)                                1,434
      Changes in assets and liabilities:                                                   (12,212)
         Decrease (increase) in trade accounts receivable, net                 529          (2,423)
         (Increase) decrease in prepaid expenses                              (178)             76
         Decrease in other receivables and other non-current assets          5,293           1,831
         Increase in accounts payable - trade                                1,854           3,065
         (Decrease) increase in accrued and other liabilities               (1,453)          7,150
         Increase in customer advances on construction project                              22,736
         Increase (decrease) in other long-term liabilities                    406            (767)
                                                                          ---------       ---------

             Net cash provided by operating activities                      18,198          33,881
                                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                               (28,055)        (34,699)
  (Increase) decrease in investment                                         (5,840)            421
                                                                          ---------       ---------

             Net cash used in investing activities                         (33,895)        (34,278)
                                                                          ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of short-term debt                                        (15,118)         (2,762)
  Changes in advances from \ to affiliates                                  38,832          (4,051)
  Proceeds from long-term debt                                               5,186          10,126
  Repayments of long-term debt                                              (3,007)         (4,715)
                                                                          ---------       ---------

             Net cash provided by (used in) financing activities            25,893          (1,402)
                                                                          ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                               10,196          (1,799)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                     6,065          13,849
                                                                          ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                            $ 16,261        $ 12,050
                                                                          =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                           $  5,869        $  4,561
                                                                          =========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Equipment in transit                                                  $  5,923        $    184
                                                                          =========       =========

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Information - The unaudited statements as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

     Revenue Recognition - IMPSAT S.A. provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays an engineering fee, an installation charge and a monthly fee based on the number of microsystems installations. The fees stipulated in the contracts are generally denominated in U.S. dollars. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total revenue from services for the nine months ended September 30, 1999 and 1998.

     Property, Plant and Equipment - Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

     Building and improvement                               10-25 years
     Operating communications equipment                        10 years
     Furniture, fixtures and other equipment                 5-10 years

     The operating communications equipment owned by IMPSAT S.A. is subject to rapid technological obsolescence. In view of these developments, IMPSAT S.A. decided to change the depreciable life of certain customer premises telecommunications equipment from 10 years to 5 years. The effect of this change totaled $30.0 million.

     Investment - Investment represents a less than 1.0% ownership interest (at September 30, 1999 and December 31, 1998) by IMPSAT S.A. in unaffiliated entities established for the purchase and leasing of satellite capacity time and is accounted for under the cost method.

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

3.   TRADE ACCOUNTS RECEIVABLE

     The detail of trade accounts receivable is as follows:

                                                 DECEMBER 31,   SEPTEMBER 30,
                                                   1998            1999
                                                -------------------------------
                                                                (UNAUDITED)
     Trade accounts receivable                   $ 36,378        $ 44,441

     Less: allowance for doubtful accounts         (8,310)        (13,950)
                                                 --------        --------

     Trade accounts receivable, net              $ 28,068        $ 30,491
                                                 ========        ========

     IMPSAT S.A. provides trade credit to its customers in the normal course of business. Prior to extending credit, the customers' financial history is analyzed.

     The activity for the allowance for doubtful account is as follows:

                                           DECEMBER 31,   SEPTEMBER 30,
                                              1998            1999
                                        -------------------------------
                                                          (UNAUDITED)
     Beginning balance                     $  5,497        $  8,310
     Provision for doubtful accounts          3,453           6,208
     Write-offs, net of recoveries             (640)           (568)
                                           --------        --------

     Ending balance                        $  8,310        $ 13,950
                                           ========        ========

4.   OTHER RECEIVABLES

     Other receivables consist primarily of refunds or credits pending from local government for taxes other than income, advances to suppliers other than for fixed assets, related parties receivables and other miscellaneous amounts due to IMPSAT S.A.

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at consists of:

                                               DECEMBER 31,     SEPTEMBER 30,
                                                  1998              1999
                                              -------------------------------
                                                                (UNAUDITED)
Land                                                            $   1,190
Building, installations and improvements       $  16,671           17,058
Operating communications equipment               226,480          254,938
Furniture, fixtures and other equipment            8,399            9,778
                                               ---------        ---------
           Total                                 251,550          282,964
Less:  accumulated depreciation                  (87,641)        (136,141)
                                               ---------        ---------

           Total                                 163,909          146,823
Equipment in transit                               1,825            2,009
Projects in process                                1,919            4,513
                                               ---------        ---------
Property, plant and equipment, net             $ 167,653        $ 153,345
                                               =========        =========

     The recap of accumulated depreciation is as follows:

                                      DECEMBER 31,   SEPTEMBER 30,
                                         1998            1999
                                     -------------------------------
                                                     (UNAUDITED)
     Beginning balance               $  68,654        $  87,641
     Depreciation expense               20,515           49,191
     Disposals and retirements          (1,528)            (691)
                                     ---------        ---------
     Ending balance                  $  87,641        $ 136,141
                                     =========        =========

6.   SHORT-TERM DEBT

     IMPSAT S.A.'s short-term debt is detailed as follows:

                                                                     DECEMBER 31,  SEPTEMBER 30,
                                                                         1998          1999
                                                                    -----------------------------
                                                                                  (UNAUDITED)
     Short-term credit facilities, denominated in
         U.S. dollars, interest rates ranging from 8% to 12.75%        $11,000       $10,238
         Pesos, interest rate from 12 to 12.75%                          2,000
                                                                       -------       -------

     Total short-term debt                                             $13,000       $10,238
                                                                       =======       =======

     IMPSAT S.A. has historically refinanced its short-term credit facilities on an annual basis.

7.   LONG-TERM DEBT

     IMPSAT S.A.'s long-term debt is detailed as follows:

                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                   1998            1999
                                                             --------------------------------
                                                                               (UNAUDITED)
      Term notes payable and (6.63% - 12.63%) maturing
         semiannually though 1999, collateralized by
      certain assets                                           $ 64,802        $ 64,184
      Eximbank notes payable (7%), maturing semiannually
         through 1999                                             1,694             847
      Eximbank notes payable (8%), maturing
         semiannually through 2003 and 2004                                       6,876
                                                               --------        --------
                 Total long-term debt                            66,496          71,907
      Less:  current portion                                    (64,694)        (65,088)
                                                               --------        --------
      Long-term debt, net                                      $  1,802        $  6,819
                                                               ========        ========

8.   INCOME TAXES

     The benefit from (provision for) income taxes for the nine months ended September 30, 1999 and 1998 consists of $12.2 million and $(1.4) million respectively in deferred taxes. The statutory tax rate in Argentina is 35%.

9.   EL SITIO FRAMEWORK AGREEMENT AND BROADBAND NETWORK AGREEMENTS

     FRAMEWORK AGREEMENT WITH EL SITIO - On August 4, 1999, the Parent Company entered into a Framework Agreement with El Sitio, Inc. for, among other things, the sale of IMPSAT S.A.'s retail Internet business for approximately $6.2 million and the Parent Company's purchase of shares of El Sitio's 8% convertible redeemable preferred stock for $6.2 million. In connection with these transactions, El Sitio will enter into telecommunications services agreements with the IMPSAT S.A. under which the IMPSAT S.A. will provide El Sitio with telecommunication networks to access the Internet backbone. El Sitio, a British Virgin islands corporation, is an Internet content and Internet service provider headquartered in Argentina that has other offices in Brazil, Mexico, Uruguay and the United States. These transactions were consummated on November 5, 1999.

     NORTEL NETWORKS AGREEMENTS - On September 6, 1999, IMPSAT S.A. executed a turnkey agreement with Nortel Networks Inc. ("Nortel") relating to Nortel's design and construction of segments of the Broadband Network in Argentina for approximately $133.1 million. Pursuant to this agreement, Nortel will construct:

          - long-haul, high capacity fiber optic backbones linking major cities in Argentina
          - fiber optic and wireless radio local rings and access points within major cities in Argentina
          - connections in Argentina that will integrate IMPSAT S.A.'s networks with other providers' facilities, including submarine cable systems, and provide IMPSAT S.A. with access to global telecommunications links

     In addition, Nortel will provide, as part of the turnkey agreement:

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

     On October 25, 1999, IMPSAT S.A. signed a definitive agreement with an affiliate of Nortel Networks to borrow an aggregate of up to approximately $149.1 million of long term vendor financing. The financing, which will be disbursed over a two year period with final maturity in 2006, will be used to finance Nortel's construction of the segments of the Broadband Network in Argentina and the purchase of additional equipment to be used by IMPSAT S.A. in connection with the operation of the Broadband Network. The Parent Company has agreed to guarantee the obligations of IMPSAT S.A. under the Nortel financing agreements.

     FRAMEWORK AGREEMENT WITH GLOBAL CROSSING - On July 27, 1999, the Parent Company entered into an agreement with Global Crossing Development Co., a subsidiary of Global Crossings Ltd. ("Global Crossing") that contemplates the Parent Company or its affiliates entering into a series of definitive agreements. As part of these arrangements, Parent Company or its affiliates will purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing's fiber optic cable networks worldwide.

     On September 22, 1999, IMPSAT S.A. and an affiliate entered into a definitive agreement with Global Crossing to construct the terrestrial portion of the Global Crossing's South American network between Las Toninas, Argentina on the Atlantic Ocean and Valparaiso, Chile on the Pacific Ocean (the "Trans-Andean Crossing System"). Construction of the Trans-Andean Crossing System commenced in September 1999. Global Crossing will pay the IMPSAT S.A. $50.7 million as part of the total $64 million consideration for the turnkey construction of the Trans-Andean Crossing System, which includes:

          - construction of three ducts and related facilities over 230 route miles between Las Toninas and Buenos Aires, Argentina and over 290 route miles between Mendoza, Argentina and Valparaiso, Chile
          - licensing to Global Crossing of one duct on our Broadband Network between the cities of Buenos Aires and Mendoza in Argentina

     During September 1999, Global Crossing paid IMPSAT S.A. $23.2 million in respect of the ongoing construction of the Trans-Andean Crossing System.

10.  COMMITMENTS AND CONTINGENCIES

     IMPSAT S.A. leases leased telecommunications link with annual rental commitments of approximately $10.1 million through the year 2001. In addition, IMPSAT S.A. has commitments to purchase communications equipment amounting to approximately $6.1 million at September 30, 1999.

     IMPSAT S.A. is guarantor on the $125 million 12 1/8% Senior Guaranteed Notes Due 2003 issued on July 30, 1996 by the Parent Company and on the $3.9 million term note signed by IMPSAT Brazil with El Camino Resources.

     During May, 1997, the Parent Company and IMPSAT S.A. entered into a three-party arrangement with a financial institution whereby $60 million was borrowed by IMPSAT S.A. and concurrently a like amount Certificate of Deposit was placed at the financial institution by the Parent Company. The arrangement expired in October 1999.

     IMPSAT S.A. is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, IMPSAT S.A. expects to vigorously prosecute or defend such claims, although there can be no assurance that IMPSAT S.A. will ultimately prevail with respect to any such matters.

     In November 1996, IMPSAT S.A. filed suit against one of its customers, ENCOTESA, for amounts due and arising under IMPSAT S.A.'s contracts with ENCOTESA, the former Argentine national postal service for $7.3 million. IMPSAT S.A. had reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value of $5.1 million as determined by IMPSAT S.A. based on the advice of local legal counsel. At September 30, 1999, IMPSAT S.A. had reserved 100% of the amounts due from ENCOTESA.

     In the normal course of business, IMPSAT S.A. faces challenges to its various licenses and rights to operate on an exclusive basis, which it vigorously defends. There can be no assurance it will ultimately prevail on these challenges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

          We are a leading provider of private telecommunications network and Internet services in Latin America. We offer tailor-made, integrated data, voice and Internet solutions, with an increasing emphasis on broadband transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. We also offer dedicated Internet services to Internet service and content providers.

          We have operations in Argentina, Colombia, Venezuela, Ecuador, Mexico, Brazil and the United States and also provide our services in other countries in Latin America. We currently provide telecommunications and Internet services through our networks, which consist of owned fiber optic and wireless links, teleports, earth stations and leased fiber optic and satellite links. We own and operate 12 metropolitan area networks in some of the largest cities in Latin America, including Buenos Aires, Bogota, Caracas and Sao Paulo.

          We are building an extensive pan-Latin American broadband fiber optic network (the "Broadband Network") to enhance the services we presently provide and significantly increase our transmission speed and capacity. This network will consist of long-haul, high capacity fiber optic backbones and metropolitan area fiber optic and wireless links and will use advanced transmission technologies, including DWDM, ATM and IP. We already own and operate a long-haul, fiber optic network connecting the cities of Cali, Medellin and Bogota in Colombia over a 422 mile route. By November 2000, we expect to have built out our Broadband Network to connect major cities across Argentina and Brazil.

          Revenues. We provide services to our customers under contracts which typically range from six months to five years, but generally are for three years. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the quantity and type of equipment installed. Except in Brazil, the fees stipulated in the contracts are generally denominated in U.S. dollar equivalents. Services (other than installation fees) are billed on a monthly, predetermined basis, which coincide with the rendering of the services. We report our revenues net of deductions for sales taxes.

          Recently we have experienced, and anticipate that we will continue to experience, downward pressure on our prices as we continue to expand our customer base and as competition for private telecommunications network services grows. When we have renewed and/or expanded our contracts with existing customers, the prices we charge those customers have generally declined. As a result, our revenues per unit of satellite capacity used have been decreasing. In addition, as our business in a particular country matures, our rate of growth in that country tends to slow. In particular, this has occurred in Argentina and in Colombia. To compensate for slower growth in maturing markets, we will seek to expand into new countries and to provide new services through our Broadband Network.

          Although we believe that our geographic diversification provides some protection against economic downturns in any particular country, our results of operations and business prospects are influenced by the overall financial and economic conditions in Latin America. Many of the countries in which we operate have experienced political and economic volatility in recent years. With the exception of the United States and Mexico (which account for only a small portion of our consolidated revenues), each of the countries in which we operate has experienced economic contraction and financial difficulties during 1999. In particular, Argentina and Colombia, our two largest markets, are currently experiencing significant recessions. We cannot predict whether prevailing economic conditions in Latin America will improve or worsen, or what effect these conditions will have on the countries in which we operate or upon our business. These conditions may have material adverse effects on our business, results of operation and financial condition.

          We could experience significant fluctuations in our future revenues due to a variety of factors, many of which are outside of our control, including:

          -    demand for and market acceptance of our products and services

          - introduction of technological advances in services or enhancements by us and our competitors

          -    competitive factors that affect our pricing

          - the timing and magnitude of capital expenditures, including costs relating to the Broadband Network

          -    the retention of key personnel

          - conditions specific to the private telecommunications network and Internet industries in Latin America, as well as general economic factors

          -    new government legislation or regulation

          We expect to experience substantial operating losses and negative free cash flows for at least the next several years due to the large investments required for the Broadband Network, including increased depreciation, interest expense and selling, general and administrative expenses. We cannot assure you that we will ever be able to generate operating income or positive cash flows in the future or that our negative cash flows will not increase. As a result, we believe that our operating results in past periods cannot be relied upon as indicators of future performance. If we fail to generate operating income or positive cash flows there could be a material adverse effect on our business, results of operation and financial condition.

          Costs and Expenses. Our costs and expenses principally include:

          -    variable cost of services

          - lease telecommunications links (payments for leased satellite transponder and fiber optic capacity)

          -    salaries, wages and benefits

          -    selling, general and administrative expenses

          -    depreciation and amortization

          The principal items comprising variable cost of services are installation (and de-installation) costs, sales commissions paid to third-party sales representatives and maintenance costs for our network infrastructure. Installation and de-installation costs are the costs we incur when we install or remove earth stations, microstations and other equipment on or from customer premises. Installation and maintenance costs include services contracted from outside providers. Our selling, general and administrative expenses consist principally of:

          -    publicity and promotion costs

          -    provisions for doubtful accounts

          -    fees and other remuneration

          -    travel and entertainment

          -    rent

          - plant services and corporate telecommunication and energy expenses

          Capacity Transactions. We recently sold indefeasible rights of use of telecommunications capacity to Global Crossing Development Co., a subsidiary of Global Crossing Ltd., for approximately $25 million. We expect to have other similar transactions in the future.

          Sale of Retail Internet Business. In August 1999, we entered into an agreement in principle to sell our retail Internet businesses in Argentina, Brazil and Colombia to El Sitio, Inc., an Internet content provider, for approximately $21.5 million. El Sitio provides Internet content in Latin America. We also agreed to subscribe for $21.5 million in convertible preferred stock of El Sitio and El Sitio has agreed to enter into a telecommunications services agreement with us to provide services to El Sitio, including access to the U.S. Internet backbone. We determined that retail Internet access was not one of our top priorities and was inconsistent with our emphasis on providing telecommunications services to businesses and governmental customers, telecommunications carriers and ISPs. The Brazil transaction contemplated by the El Sitio Framework Agreement was consummated on October 6, 1999 and the Argentina transaction was concluded on November 5, 1999. The Colombia transaction is expected to be consummated by the end of 1999. See note 2 to our consolidated financial statements and Item 5 of this Report.

          The revenues and expenses associated with the retail Internet businesses that we are selling to El Sitio were as follows for the periods indicated:

                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                --------------------------------   -------------------------------
                                     1998           1999                1998          1999
                                     ----           ----                ----          ----
                                                          (IN THOUSANDS)
Net revenues
(retail Internet)
   Argentina                        $   520        $   934            $ 2,298        $ 2,710
   Colombia                             589            459              1,741          1,371
   Brazil                             3,536          2,021              4,535          5,766
                                    -------        -------            -------        -------
     Total                          $ 4,645        $ 3,414            $ 8,574        $ 9,847
                                    =======        =======            =======        =======

Total costs (retail Internet)
   Argentina                        $  (730)       $  (824)           $(1,767)       $(1,911)
   Colombia                            (580)          (499)            (1,506)        (1,449)

             THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
             --------------------------------   -------------------------------
                1998          1999                  1998           1999
                ----          ----                  ----           ----
                                     (IN THOUSANDS)
Brazil         (2,889)        (1,716)              (3,713)        (5,276)
              -------        -------              -------        -------
  Total       $(4,199)       $(3,039)             $(6,986)       $(8,636)
              =======        =======              =======        =======

     The following financial table summarizes our results of operations:


                                            THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                                    ---------------------------------------------      ------------------------------------------
                                             1998                     1999                     1998                  1999
                                    ---------------------   ---------------------      --------------------   -------------------
                                                       (IN THOUSANDS AND AS A PERCENTAGE OF CONSOLIDATED REVENUES)

Net revenues from services.........  $56,237       100.0%     $55,911      100.0%      $149,888     100.0%    $167,129   100.0%
Variable cost of services..........   10,518        18.7        9,634       17.2         24,274      16.2       29,975    17.9
Leased telecommunications links....    6,394        11.4       11,385       20.4         20,343      13.6       31,248    18.7
Salaries, wages and benefits.......    9,581        17.0       12,030       21.5         26,543      17.7       34,222    20.5
Selling, general and
administrative expenses............   13,293        23.6       22,738       40.7         34,515      23.0       46,564    27.9
Depreciation and amortization......    9,908        17.6       64,761      115.8         26,537      17.7       88,090    52.7
Interest expense, net..............   13,052        23.2       13,870       24.8         30,243      20.2       41,976    25.1
Net income (loss) on foreign
exchange...........................      971         1.7       (1,514)      (2.7)           813       0.5       (9,500)   (5.7)
(Provision for)  benefit from
foreign income taxes...............     (107)       (0.2)      14,935       26.7         (2,358)     (1.6)      18,952    11.3
Comprehensive loss.................   (9,992)      (17.8)     (63,402)    (113.4)       (23,333)    (15.6)    (104,523)  (62.5)

     NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

          General. Our results of operations for the first nine months of 1999 were not as positive as prior periods for four principal reasons:

          - recessions facing our markets in Latin America, which significantly lowered our rate of revenue growth and caused our revenues to decrease in the third quarter of 1999 by $1.7 million compared to the second quarter of 1999

          - the fact that we purchased too much satellite capacity because we did not anticipate the breadth of the recession in Latin America

          - competitive pricing pressures in our more mature markets (especially in Argentina and Colombia)

          - expenses of developing the Broadband Network and our Brazilian operations (which are in a relatively early stage of development)

          - an increase in our provision for doubtful accounts as a result of certain changes in our provisioning policy, which we discuss further below

          - a one-time change in our policy regarding depreciation of certain of our customer premises telecommunications equipment in view of technological advances in our industry

          Revenues. Our net revenues for the three and nine months ended September 30, 1999 totaled $55.9 million and $167.1 million, a decrease of $0.3 million (or 0.6%) and an increase of $17.2 million (or 11.5%) from net revenues for the same periods in 1998. Recessions in most of the countries in which we operate, and competitive pressures in Argentina and Colombia, contributed to our lower rate of revenue growth during the third quarter of 1999 compared to prior periods. These conditions could also affect future periods.

          The following table shows our revenues by operating subsidiary (including intercompany transactions) for the periods indicated:

                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                  SEPTEMBER 30,              SEPTEMBER 30,
                                  -------------              -------------
                                1998        1999          1998          1999
                                ----        ----          ----          ----
                                                  (IN THOUSANDS)
IMPSAT Argentina............  $24,632     $25,380       $72,868       $79,911
IMPSAT Colombia.............   17,085      15,093        45,457        45,980
IMPSAT Venezuela............    4,026       6,176        10,687        16,777
IMPSAT Ecuador..............    2,726       3,379         7,312         9,749
IMPSAT Mexico...............    1,734         804         3,439         2,528
IMPSAT Brazil...............      886       1,970         1,390         4,607
Mandic S.A..................    3,537       2,099         4,535         6,519
IMPSAT USA..................    3,971       4,369        10,453        12,633

          Our revenue growth for the first nine months of 1999 was attributable to an overall increase in the number of customers and services we provided to them, offset, in part, by decreasing prices. Excluding Internet and Global Fax customers, we had a total of 1,707 customers at September 30, 1999, compared to 1,412 customers at September 30, 1998.

          The recessions in Argentina and Colombia and, to a lesser extent, increased competition resulted in some of our customers canceling their contracts or reducing the services we provide to them. For example, our contracts in Colombia with Telemando E.U. and Registraduria Nacional (the government election commission) were terminated during the third quarter of 1999. We recorded $2.1 million in net revenues from Telemando and $0.6 million in net revenues from Registraduria Nacional during 1998. Also, in Colombia, our contracts with six customers within the Suramericana group were renegotiated during the first quarter of 1999. This renegotiation resulted in an approximately 24% decrease in our prices under these contracts. Our net revenues from these six companies totaled $2.0 million during 1998. The Suramericana group includes some of our largest customers in Colombia. IMPSAT Mexico's revenues in the third quarter of 1999 were approximately 53.6% lower than its revenues in the corresponding period of 1998. This decrease is principally caused by a nonrecurring equipment sale of $750,000 made by IMPSAT Mexico in the third quarter of 1998 and the effects of intense competition in that country's telecommunications industry. Revenues for the third quarter of 1999 recorded by Mandic S.A. as compared to the prior period in 1998 were negatively affected by the devaluation of the Brazilian real against the U.S. dollar during 1999. In addition, revenue growth at IMPSAT Ecuador could decline during the remainder of 1999 due to the effects of the economic crisis there. Although IMPSAT Ecuador's revenues and revenue growth have not yet been adversely affected by the recession in Ecuador, we cannot predict the recession's effect on our results for the remainder of 1999 or for future periods.

          Variable Cost of Services. Our variable cost of services for the three and nine months ended September 30, 1999 totaled $9.6 million and 30.0 million, respectively. This represents a decrease of $0.9 million (or 8.4%) and an increase of $5.7 million (or 23.5%), respectively, compared to the same periods in 1998. IMPSAT Argentina recorded variable cost of services totaling $4.9 million and $16.4 million for the three and nine months ending September 30, 1999. This compares to $5.2 million and $13.7 million for the three and nine months ended September 30, 1998. As discussed below, the overall increase in our variable costs for the nine months ended September 30,

     1999 compared to the prior period was principally due to increases in our maintenance and installation (including de-installation) costs.

          Of our total variable costs for the three and nine months ending September 30, 1999, $2.7 million and $8.8 million, respectively, related to the operations of IMPSAT Colombia. This compares to $3.7 million and $7.9 million at IMPSAT Colombia for the three and nine months ended September 30, 1998. Variable costs of services for Mandic and IMPSAT Brazil, both of which commenced operations towards the end of the second quarter of 1998, totaled $0.5 million and $0.7 million, respectively, for the three months ended September 30, 1999. Mandic and IMPSAT Brazil each incurred variable costs of $1.5 million during the nine months ended September 30, 1999. Variable costs for the three and nine months ended September 30, 1998 totaled $0.6 million and $0.7 million, respectively, for Mandic and $0.3 million and $0.3 million, respectively, for IMPSAT Brazil.

          Maintenance costs for our telecommunications network infrastructure totaled $2.4 million and $8.5 million, respectively, for the three and nine months ended September 30, 1999. This compared to $2.8 million and $7.3 million for the corresponding periods in 1998.

          Installation costs totaled $2.3 million and $6.7 million for the three and nine months ended September 30, 1999. This compares to installation costs of $2.1 million and $5.3 million for the corresponding periods in 1998. The overall increase in our installation costs for the nine month period ending September 30, 1999 was due in part to:

          - a higher number of de-installations of VSAT microstations due to customer cancellations and customer upgrades to SCPC technology

          - private telecommunications network installations completed in the first nine months of 1999 in connection with IMPSAT Argentina's contracts to provide private telecommunications network services to the Government of the Province of Buenos Aires and Banco de la Provincia de Buenos Aires

          Installation costs at IMPSAT Argentina totaled $1.2 million and $3.9 million for the three and nine months ended September 30, 1999. This compares to $1.4 million and $3.2 million for the corresponding periods in 1998. The recession in Colombia resulted in reduced installations in that country. Our installation costs at IMPSAT Colombia decreased to $0.2 million and $0.8 million for the three and nine months ended September 30, 1999 from $0.3 million and $1.0 million for the same periods in 1998.

          Sales commissions paid to third-party sales representatives totaled $2.1 million and $5.7 million for the three and nine months ended September 30, 1999, compared to $1.9 million and $5.1 million for the three and nine months ended September 30, 1998. Most of these commissions related to customers of IMPSAT Argentina.

          In addition, royalties paid in connection with our licenses to governmental entities increased to $1.5 million from $750,000 for the nine months ended September 30, 1998. This increase was principally related to new telecommunications regulations in Colombia that broadened the base of IMPSAT Colombia's revenues upon which the royalties are levied.

          Salaries, Wages and Benefits. Salaries, wages and benefits totaled $12.0 million and $34.2 million for the three and nine months ended September 30, 1999. This compares to

     $9.6 million and $26.5 million for the corresponding periods in 1998. The increase resulted primarily from:

          - an increase in the number of employees, from 973 employees at September 30, 1998 to 1,133 at September 30, 1999, particularly in connection with the commencement of operations at IMPSAT Brazil and Mandic and the development of the Broadband Network in Argentina and Brazil

          - increases in the salaries, wages and benefits of our personnel to match market rates for personnel with the expertise we require and increases in cost of living

          IMPSAT Argentina incurred salaries, wages and benefits for the three and nine months ended September 30, 1999 of $5.2 million and $14.5 million compared to $4.1 million and $12.1 million for the same periods in 1998. Salaries, wages and benefits for the first nine months of 1999 relating to the Broadband Network totaled $0.5 million. Salaries, wages and benefits for the nine months ended September 30, 1999 paid with respect to IMPSAT Brazil and Mandic totaled $3.4 million and $1.5 million, respectively, compared to $2.0 million and $0.6 million, respectively, for the corresponding period in 1998.

          Leased Telecommunications Links Cost. Our leased telecommunication links expenses totaled $11.4 million and $31.2 million for the three and nine months ended September 30, 1999. This compares to $6.4 million and $20.3 million for the corresponding periods in 1998. We had approximately 769 MHz of leased satellite capacity at September 30, 1999 and 560 MHz at September 30, 1998.

          The expansion of our satellite capacity was primarily attributable to contractually scheduled increases in satellite capacity to match anticipated growth in customer demand. A portion of this increase was related to the growth in our SCPC services compared to our VSAT services. SCPC earth stations use larger amounts of satellite capacity than do VSAT microstations. However, we have not needed as much satellite capacity as we contracted for, due to adverse economic conditions in Latin America. As a result, our satellite capacity cost as a percentage of revenues has increased substantially from prior periods.

          In addition, to satisfy increasing customer demand for high bandwidth telecommunications links, during the first nine months of 1999, we increased our leased dedicated capacity on third-party fiber optic networks in Argentina, spending $12.4 million compared to $8.0 million for the first nine months of 1998. Due to this need for greater fiber optic bandwidth, we expect our leased telecommunication links expense to increase until we implement the Broadband Network. Leased fiber optic capacity in Argentina is quite expensive due to the very limited number of providers.

          Selling, General and Administrative Expenses. We incurred SG&A expenses of $22.7 million and $46.6 million for the three and nine months ended September 30, 1999. This compares to $13.3 million and $34.5 million for the corresponding periods in 1998. SG&A expenses increased $9.4 million (or 71.1%) from the three months ended September 30, 1998 and $12.0 million (or 34.9%) from the nine months ended September 30, 1998. SG&A expenses at IMPSAT Argentina totaled $14.8 million and $24.4 million, respectively, for the three and nine months ended September 30, 1999. This represents an increase of $8.8 million (or 149.4%) and $7.1 million (or 41.3%), respectively, from SG&A expenses incurred by IMPSAT Argentina for the three and nine months ended September 30, 1998.

          The increase in SG&A expenses reflects:

          - the increase in our provision for doubtful accounts, discussed below.

          - increased SG&A expenses incurred by our two newest subsidiaries, IMPSAT Brazil and Mandic, both of which commenced operations around the end of the second quarter of 1998. SG&A expenses incurred by IMPSAT Brazil totaled $1.7 million and $4.1 million for the three and nine months ended September 30, 1999, compared to $1.6 million and $2.8 million in the corresponding periods in 1998. Mandic's SG&A expenses totaled $0.5 million and $1.6 million for the three and nine months ended September 30, 1999, compared to $1.0 million and $1.3 million in the corresponding periods in 1998.

          - increased maintenance expenses for our various offices, which totaled $1.1 million and $3.3 million, compared to $0.9 million and $2.6 million for the corresponding periods in 1998.

          The increased SG&A expenses reflect growth in our operations, including the development and implementation of the Broadband Network.

          We recorded a provision for doubtful accounts of $14.7 million for the nine months ended September 30, 1999, compared to $6.3 million for the same period in 1998. At September 30, 1999, excluding amounts owed by two large former customers (ENCOTESA, the former Argentine national postal service that was privatized in 1997, and IBM de Argentina) that are the subject of litigation, approximately 14.0% of our gross trade accounts receivable were past due more than six months but less than one year and approximately 26.0% were past due more than one year.

          During the third quarter of 1999, we changed our provisioning policy to remove the discretion previously granted to the presidents of our operating subsidiaries to override the provisioning of amounts more than 180 days past due and to reserve 100% of our outstanding receivables due from IBM de Argentina and ENCOTESA. The effect of this change resulted in a charge of approximately $6.2 million with respect to receivables due from IBM de Argentina and ENCOTESA. Excluding amounts owed by these two entities, the change in our provisioning policy resulted in a charge of approximately $4.1 million.

          In addition, in light of a general slowdown in the collection of receivables in our countries of operation commencing in the second quarter of 1999, which we believe is due to economic difficulties experienced in those countries, we added approximately $2.5 million to our allowance for doubtful accounts in the third quarter of 1999. In particular, our collection of receivables in Argentina was adversely affected by the recession in that country during the first nine months of 1999. IMPSAT Argentina's average days outstanding for net trade receivables due was 86 days at September 30, 1999. This represents an improvement from IMPSAT Argentina's average days outstanding for net trade receivables due of 97 days at June 30, 1999, but a decline from 49 days at September 30, 1998.

          Depreciation and Amortization. Our depreciation and amortization expenses for the three and nine months ended September 30, 1999 totaled $64.8 million and $88.1 million. This represents an increase of $54.9 million (or 553.6%) and $61.6 million (or 232.0%) from the corresponding periods in 1998. Depreciation and amortization for IMPSAT Argentina for the three and nine months ended September 30, 1999, totaled $37.0 million and $49.2 million. This represents an increase of $31.7 million (or 602.4%) and $34.2 million (or 227.6%), compared to IMPSAT Argentina's depreciation and amortization for the three and nine months ended September 30, 1998. The increase primarily reflected accelerated depreciation resulting from our decision in the third quarter of 1999 to change the depreciable life of some of our customer premises telecommunications equipment from 10 years to 5 years in view of technological advances in our industry. We expect our depreciation and amortization expenses to increase in future periods due to our build-out of the Broadband Network.

          Interest Expense, Net. Our net interest expense for three and nine months ended September 30, 1999 totaled $13.9 million and $42.0 million, respectively, consisting of interest expense of $16.0 million and interest income of $2.1 million for the three months ended September 30, 1999 and interest expense of $47.1 million and interest income of $5.1 million for the nine months ended September 30, 1999. Our net interest expense increased $0.8 million (or 6.3%) and $11.7 million (or 38.8%), respectively, from net interest expense for the three and nine months ended September 30, 1998. IMPSAT Argentina's net interest expense for the three and nine months ended September 30, 1999 totaled $3.7 million and $9.9 million, respectively ($1.8 million and $4.4 million, respectively, after eliminating intercompany items). In comparison, IMPSAT Argentina's net interest expense for the three and nine months ended September 30, 1998 totaled $3.7 million and $10.3 million, respectively ($1.3 million and $5.0 million, respectively, after eliminating intercompany items). Net interest expense at IMPSAT Colombia for the three and nine months ended September 30, 1999 totaled $2.4 million and $7.0 million ($2.4 million and $6.6 million after eliminating intercompany items), respectively. In comparison, IMPSAT Colombia's net interest expense for the three and nine months ended September 30, 1998 totaled $2.4 million and $6.6 million ($1.9 million and $5.2 million after eliminating intercompany items), respectively. Interest expense with respect to intercompany loans are eliminated in our Consolidated Statement of Operations.

          The increase in our net interest expense reflects higher average outstanding indebtedness in the first nine months of 1999 compared to the first nine months of 1998 as a result of our issuance in June 1998 of $225 million principal amount of 12 3/8% Senior Notes due 2008. For the first nine months of 1999, the average interest rate on our indebtedness was 11.9%, compared to an average interest rate of 13.6% for the first nine months of 1998. Our total indebtedness as of September 30, 1999 was $423.8 million, as compared to $431.9 million as of September 30, 1998. We anticipate that interest expense will increase in the future based on expected increased levels of borrowing associated with our development of the Broadband Network, including the two financing agreements that we recently signed with Nortel Networks Inc. for a total of $297 million to construct the Broadband Network in Argentina and Brazil. See " -- Liquidity and Capital Resources."

          Net Loss on Foreign Exchange. We recorded a net loss on foreign exchange of $1.5 million and $9.5 million for the three and nine months ended September 30, 1999, compared to a net gain of $0.9 million and $0.8 million for the corresponding periods in 1998. The increase net losses on foreign exchange were principally caused by the devaluation of the Brazilian real against the U.S. dollar.

          Benefit from (Provision for) Income Taxes. We recorded a benefit from income taxes (all of which are for foreign taxes) for the three and nine months ended September 30, 1999 of $14.9 million and $19.0 million, respectively, compared to a provision for income taxes of $0.1 million and $2.4 million, respectively, for the corresponding periods in 1998. The increased benefit from income taxes is derived from the expected net loss carryforwards to be used in future periods as a result of the accelerated depreciation expenses taken in the third quarter of 1999 with respect to certain of our customer premises telecommunications equipment.

          Comprehensive Loss. For the three and nine months ended September 30, 1999, we incurred a comprehensive loss of $63.4 million and $104.5 million, compared to a comprehensive loss of $10.0 million and $23.3 million for the three and nine months ended September 30, 1998. In addition to the items described in the preceding paragraphs, the principal reasons for the increase in our comprehensive loss as compared to prior periods related to:

          - accrued dividends of $10.4 million on our preferred stock, compared to $6.7 million during the first nine months of 1998

          - the foreign currency translation adjustment loss of $3.5 million for the first nine months of 1999 related to the effect of the devaluation of the real on the stated carrying value of IMPSAT Brazil's and Mandic's property, plant and equipment.

          For the three and nine months ended September 30, 1999, IMPSAT Argentina recorded net losses of $32.0 million and $34.8 million, respectively, compared to net losses of $1.5 million and $4.7 million for the corresponding periods in 1998. IMPSAT Colombia recorded net losses for the three and nine months ended September 30, 1999 of $12.5 million and $9.3 million compared to net income of $4.3 million and $7.9 million for the corresponding periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

          We will continue to make significant capital expenditures in the next several years in connection with the Broadband Network, the further development of our operations in Brazil and new customer accounts (for which we install our equipment on customer premises). We also have substantial interest expense.

          We anticipate that we will require approximately $115 million for capital expenditures related to our existing telecommunications business (including amounts spent to date) during the last quarter of 1999 through the end of 2000, and significant amounts thereafter. At September 30, 1999, we had total cash and cash equivalents of $146.1 million. Our cash and cash equivalents relate principally to:

          -    unused proceeds from our 12 3/8% note offering in 1998

          - unused proceeds of our $125 million equity private placement to British Telecommunications in April 1999

          - advances from Global Crossing totaling approximately $23.2 million in respect of our ongoing construction of the Trans-Andean Crossing System

          Our budget further contemplates that we will need approximately $320 million during the period from September 30, 1999 through the end of 2000 for capital expenditures related to the Broadband Network in Argentina and Brazil. In October 1999, we executed definitive agreements with Nortel for long term vendor financing commitments of up to approximately $297 million, which we will use to pay for Nortel's construction of the segments of our Broadband Network in Argentina and Brazil. See Item 5 of this Report. In addition, we are negotiating a vendor financing agreement of approximately $16 million with Lucent Technologies, Inc. as part of our agreement to purchase Lucent fiber optic cable for the long-haul portions of the Broadband Network in Argentina.

          On October 4, 1999, we filed a registration statement on Form S-1 with the Commission covering an initial public offering of up to $150 million of our common stock. Subject to favorable market conditions, we expect to consummate this offering under an effective registration statement in the first quarter of 2000.

          We do not have any other commitments regarding financing for the Broadband Network. As a result, the further expansion and development of the Broadband Network will depend upon our ability to obtain additional financing. If we are unable to obtain additional financing, we will not be able to maintain our levels of growth and market position in any of the countries in which we operate, which could have a material adverse effect on our results of operations.

          In the nine months ended September 30, 1999, our operating activities generated $14.3 million compared with $22.3 million generated during the nine months ended September 30, 1998. Financing activities, principally our issuance of common stock to a subsidiary of British Telecommunications in April 1999, provided $122.8 million in net cash for the nine months ended September 30, 1999, compared with $203.8 million for the nine months ended September 30, 1998, principally related to our issuance of 12 3/8% notes in June 1998. During the nine months ended September 30, 1999, we used $77.5 million (net) for investing activities, compared to $96.6 million for the nine months ended September 30, 1998. We had a cash balance of $146.1 million as of September 30, 1999.

          At September 30, 1999, we had leased satellite capacity with annual rental commitments of approximately $26.0 million through the year 2003. In addition, we had commitments to purchase telecommunications equipment amounting to approximately $14.6 million.

     YEAR 2000

          The year 2000 problem refers to the failure of installed computerized systems and software products to recognize or accept four digit date entries. In this case, systems that have date-sensitive features might, for example, recognize a date using "00" as the year 1900 rather than the year 2000. This problem could cause malfunctions in certain computer systems, software and databases with respect to dates on or after January 1, 2000, unless corrected.

          Our equipment and operational systems are being reviewed and, where required, detailed plans have been, or are being, developed and implemented on a schedule intended to permit our computer systems and services to continue to function properly in the year 2000. Where necessary, these plans involve a combination of software modification, upgrades and replacement. Our year 2000 compliance program includes the following phases:

          - establishment of a task force, which includes our senior management, to address the year 2000 problem

          -    inventory and review of operating equipment

          - circulation of questionnaires to our suppliers about equipment readiness

          -    gathering of information from customers

          -    implementation of required upgrades or replacements

          -    testing of equipment in-house or at supplier site

          -    development of appropriate contingency plans

          We have formed a senior management team consisting of a corporate vice president and a senior management representative from each of our operating subsidiaries. This team oversees our efforts to assess and resolve the year 2000 problem. Each operating subsidiary representative supervises a local team composed of consultants and full-time and temporary employees who are experts in, for example, engineering and information technology. Each local team is accountable directly to our senior management team, which in turn is accountable to our board of directors.

          We have completed our inventory and a review of the equipment and software we use to provide our services. Our inventory and review determined that although the year 2000 problem might affect certain technical monitoring, control and reporting functions of our information technology and non-information technology systems, in most cases the basic functionality of these systems should not be affected. We then developed plans for remediation and testing of all equipment found to be non-compliant. We have completed remediation and testing of approximately 98% of our information technology and non-information technology systems, including all our critical equipment and systems, and expect to complete testing and remediation by the end of November 1999.

          To develop contingency plans with respect to the year 2000 problem, we are analyzing potential operational risks that could lead to the interruption of critical service functions and are formulating and installing preventive and remedial measures, such as alternative sources of power generation. We have completed several contingency plans and are in the process of developing further contingency plans for worst case scenarios dealing with the year 2000 problem. We expect to finalize all of our contingency plans after completing final testing of systems and software involved in our operations. Our contingency plans to date include procedures designed to mitigate the negative effects of possible failures of our own systems as well as those of our customers and/or suppliers.

          Ensuring that our equipment and operational systems are year 2000 compliant is expected to increase costs in 1999. To date, we have incurred approximately $2.3 million of costs related to the year 2000 problem. We estimate that the cost of remediation will total approximately $2.5 million, including amounts spent to date. We estimate that most of these costs will be incurred with respect to IMPSAT Argentina ($1.0 million) and IMPSAT Colombia ($1.0 million), our largest operating subsidiaries. Of these costs, we expect to spend approximately $0.4 million on system inventory and review. While these cost estimates are not definitive, management does not expect final costs to have a material adverse effect on our financial position, results of operations or cash flows.

          In addition, we face risks to the extent that the business systems or products of our suppliers, satellite providers, customers and others with whom we transact business are not year 2000 compliant. According to U.S. government reports, some countries in Latin America are at risk of potential year 2000-related disruptions, particularly in key sectors such as telecommunications. In providing our services, our systems are required to communicate electronically with customer-owned systems with respect to a variety of functions. Failure of our customers' systems to be year 2000 compliant, particularly satellite providers, could impair our ability to perform these functions. Furthermore, if any of our suppliers cannot provide us with products, services or systems that meet the year 2000 requirements, our operating results could be materially adversely affected. We have sent questionnaires to third parties, including suppliers, satellite service providers and customers, to inquire about their preparedness for the year 2000. To date, we have received responses to over 90% of these inquiries, including responses from all of our material suppliers, satellite service providers and customers. Each respondent indicated that its systems are or would be year 2000 compliant. We plan to follow up on the few third parties that have yet to respond.

          We cannot assure you that the systems of our customers and suppliers will be year 2000 compliant. We could be adversely affected by the year 2000 problem if our suppliers, customers and other businesses do not address this issue successfully. We are not yet able to estimate our costs of addressing the potential impact on our operations of year 2000 failures of our customers and suppliers. However, based on the review we have conducted, we do not expect that any of these costs will have a material adverse effect on our results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               Not Applicable.

ITEM 5. OTHER INFORMATION

          Nortel Vendor Financing. On October 25, 1999, IMPSAT Argentina and IMPSAT Brazil signed definitive agreements with Nortel to borrow up to $149.1 million and $148.3 million, respectively, of long term vendor financing. The financing will be used for infrastructure development in connection with the construction by Nortel of the segments of our Broadband Network that will link major cities in Argentina and Brazil. The obligations of IMPSAT Argentina and IMPSAT Brazil under the financing, which will be disbursed over a two year period with final maturity in 2006, will be guaranteed by IMPSAT Corporation.

          Retail Internet Sale to El Sitio. On November 5, 1999, IMPSAT Argentina consummated the sale of its retail Internet business to El
     Sitio for $6.2 million, of which $5.3 million was received on that date with the remainder due in 24 equal monthly installments. Simultaneously, the Company purchased 885,480 shares of El Sitio's 8% convertible redeemable preferred stock for $6.2 million. On November 12, 1999, The Company acquired an additional 428,458 shares of El Sitio's 8% convertible redeemable preferred stock for $3.0 million, and the Company and El Sitio expect to consummate the sale of IMPSAT's retail internet business in Colombia to El Sitio by the end of 1999.

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

                                           Date: November 15, 1999

                                           IMPSAT S.A.

                                           By: /s/ Jose Torres
                                               -------------------------------
                                               Jose Torres
                                               Director and
                                               Chief Accounting Officer

                                           Date: November 15, 1999