Form 10-K405
period 1999-12-31
IMPSAT FIBER NETWORKS INC
filed 2000-03-30
CIK 1022329

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ___________________ TO________________

                        COMMISSION FILE NUMBER 333-12977

                           IMPSAT FIBER NETWORKS, INC.

                                   IMPSAT S.A.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                            DELAWARE                                               52-1910372
                           ARGENTINA                                             NOT APPLICABLE
(state or other jurisdiction of incorporation or organization)        (IRS employer identification number)

                            ALFEREZ PAREJA 256 (1107)
                             BUENOS AIRES, ARGENTINA
                                (5411) 4300-4007
    (Address, including zip code, and telephone number, including area code, of registrants' principal executive offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

                                                  NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                         ON WHICH REGISTERED
       -------------------                         -------------------

     ----------------------                      -----------------------

     ----------------------                      -----------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: common stock, par value $0.01 per share

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

     As of December 31, 1999, IMPSAT Fiber Networks, Inc. had 56,688,078 shares of common stock, $0.01 par value, outstanding.

                                TABLE OF CONTENTS

PART I....................................................................................................3

    ITEM 1.  BUSINESS.....................................................................................3
    ITEM 2.  PROPERTIES..................................................................................12
    ITEM 3.  LEGAL PROCEEDINGS...........................................................................13
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.........................................13

PART II..................................................................................................14

    ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................14
    ITEM 6.  SELECTED FINANCIAL DATA.....................................................................14
    OUR COMPANY..........................................................................................15
    IMPSAT ARGENTINA.....................................................................................17
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......18
    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..................................31
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................31
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........31

PART III.................................................................................................31

    ITEM 10.  DIRECTORS AND OFFICERS.....................................................................31
    ITEM 11.  EXECUTIVE COMPENSATION.....................................................................36
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................39
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................41
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...........................45

SIGNATURES...............................................................................................46


POWER OF ATTORNEY........................................................................................48


EXHIBIT INDEX.............................................................................................1

                          -----------------------------

OUTLOOK AND UNCERTAINTIES

     Certain information in this Report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue", or the negative thereof or other comparable terminology. Although IMPSAT Fiber Networks, Inc. believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

                          -----------------------------

The terms VSAT(R), Dataplus(R), Teledatos(R), Regional Teleport(R), Difusat(R), Interplus(R), Global Fax(R), Minidat(R), Conexia(R) and Telecampus(R) are service marks or trademarks of IMPSAT Fiber Networks, Inc. or its subsidiaries that are registered or otherwise protected under the laws of various jurisdictions. In this Report, "company," "IMPSAT," "we," "us" and "our" refer to IMPSAT Fiber Networks, Inc. and its subsidiaries.

                                     PART I


ITEM 1.  BUSINESS

          GENERAL

     We are a leading provider of private telecommunications network and Internet services in Latin America. We offer tailor-made, integrated data, voice and Internet solutions, with an increasing emphasis on broadband transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. We also offer Internet services to Internet service and content providers.

     We have operations in Argentina, Colombia, Venezuela, Ecuador, Mexico, Brazil and the United States and also provide our services in other countries in Latin America. We provide telecommunications and Internet services through our networks, which consist of owned fiber optic and wireless links, teleports, earth stations and leased fiber optic and satellite links. We own and operate 12 metropolitan area networks in some of the largest cities in Latin America, including Buenos Aires, Bogota, Caracas and Sao Paulo.

     We are building an extensive pan-Latin American broadband fiber optic network, which will allow us to enhance the services we presently provide and significantly increase our transmission speed and capacity. Our new network will consist of long-haul, high capacity fiber optic backbones and metropolitan area fiber optic and wireless links and will use advanced transmission technologies, including dense wave division multiplexing, or DWDM, asynchronous transfer mode, or ATM, and Internet protocol, or IP. We already own and operate a long-haul, fiber optic network connecting the cities of Cali, Medellin and Bogota in Colombia over a 698 route kilometers and we are constructing an additional 1,351 route kilometers to close the ring between Cali and Bogota and extend this network to reach Barranquilla. By December 2000, we expect to have built out our Broadband Network to connect major cities across Argentina and Brazil.

     IMPSAT Fiber Networks, Inc. was organized in 1994 as a Delaware holding company to combine the IMPSAT businesses in Argentina, Colombia and Venezuela. Our operations started in Argentina in 1990 under the name IMPSAT S.A. (IMPSAT Argentina). We began operations outside of Argentina with the establishment of IMPSAT Colombia in 1991 and the establishment of IMPSAT Venezuela in 1992. New operating subsidiaries were created in Ecuador (IMPSAT Ecuador) and Mexico (IMPSAT Mexico) in 1994, in the United States (IMPSAT USA) in 1995 and in Brazil (IMPSAT Brazil) in 1998. We have recently opened offices in Chile and Peru and plan to commence commercial operations in those countries in the future.
In January 2000, we changed our company's name from IMPSAT Corporation to IMPSAT Fiber Networks, Inc.

     We recently completed the initial public offering of 11,500,000 shares of our common stock, representing approximately 12.6% of our current total outstanding common stock, for total proceeds after expenses and commissions of approximately $180.8 million. In addition, we raised approximately $48.0 million after expenses through the simultaneous sale, through a private placement, of 2,850,000 shares of common stock to British Telecommunications plc, one of our existing stockholders. We refer to this transaction as the British Telecommunications private placement. We also exchanged shares of our common stock for the minority interests in some of our subsidiaries, and the holders of our preferred stock converted the preferred stock into shares of our common stock. On February 11, 2000, we completed the private placement of our $300,000,000 12-3/4% Senior Notes due 2005 (the "Notes due 2005"), pursuant to Rule 144A under the U.S. Securities Act of 1933.

     SERVICES

     Our comprehensive telecommunications solutions consist of any combination of our service offerings and will include services that we intend to offer following the completion of the Broadband Network in Argentina and Brazil. We classify these service offerings into five categories: network services, Internet services, carrier's carrier services, telephony services and other services.

     Network Services. We offer our customers a broad range of end-to-end network service combinations for their point-to-point and point-to-multipoint telecommunications needs, ranging from simple connections to customized private network solutions. We will offer our network services over our existing and planned networks, which are comprised of metropolitan area fiber optic rings and wireless networks, fiber optic and satellite links.

     - Connection Services. Our customers can purchase leased lines, frame relay services, ATM services and Internet protocol digital connection services to support their specific transmission requirements. Leased lines are typically purchased by customers that constantly transmit large amounts of voice, data and video traffic. Frame relay and ATM services are typically purchased by customers requiring reliable and rapid transmission of variable amounts of voice, data and video traffic. We typically offer our leased line connection service from 64 Kbps to 2 Mbps, and we intend to expand this offering to 155 Mbps of capacity. Our frame relay services are typically offered from 64 Kbps to 2 Mbps and we intend to offer our ATM services from 2 Mbps to 155 Mbps. In addition, we offer digital connections using Internet protocol with interfaces of 10 Mbps to 100 Mbps as one of our options for local data network solutions.

     - Private Network Services. For customers that require significant bandwidth and reliable data transmission between a number of sites, we offer customized private networks that consist of various components of our networks. We also provide them with a variety of other services including network management services, trouble shooting reports, quality control and value-added services. Our consultative sales process ensures that each private network is designed to meet the evolving specific business and systems requirements of each customer. We also offer services such as video conferencing and remote learning as part of our private network services.

     Internet Services. We have offered Internet access services to corporate and ISP customers since 1996. These services are offered through our satellite connections and U.S.-based point of presence that link us to the U.S. Internet backbone through MCI WorldCom, Sprint Corporation, Intermedia Corporation and UUNet. During this year, we intend to expand the link of our Latin American Internet backbone to the U.S. Internet, as part of the Broadband Network, through our fiber optic links with Global Crossing. We offer both wholesale and corporate Internet services:

     - Wholesale Internet Services. We provide a complete Internet service for ISPs, including managed line provisioning for domestic and international backbone connections between points of presence, access to our co-location sites and server services (e-mail and hosting services), telephone lines associated with the pool of modems, roaming, as well as the use of our network operation and help desk services.

     - Corporate Internet Services. As part of their total telecommunications solution, we currently provide our corporate customers with Internet access services including line provisioning, equipment provisioning and installation, primary and secondary domain registration and maintenance and technical support.

          Carrier's Carrier Services.

          During this year, we intend to offer dark fiber capacity, "lit" fiber capacity and duct capacity to telecommunications carriers and other service providers. Our fiber optic cable will provide customers with reliable, broadband connections between and among our metropolitan area networks at high speeds. Customers that choose to purchase "lit" capacity will be able to purchase an initial amount of capacity (typically 45

          Mbps) and increase that capacity on demand. We also plan to offer co-location services including the rental of secure space, equipment provisioning and operation and maintenance services.

     Telephony Services. Following the completion of our Broadband Network in Argentina and Brazil, we intend to offer domestic and international long distance services to corporate customers and resellers. We plan to extend our offering to include private branch exchange (PBX) and centrex connections, toll free services and calling card services for our corporate customers. We have a license to provide these services in Argentina starting in November 2000 and expect to be able to provide these services in Brazil in 2004.

     Other Services. We offer information technology solutions and transactional services designed to facilitate our customer's e-business and e-commerce needs and optimize our customers' business processes.

     - Information Technology Solutions. As part of our end-to-end solutions, we also offer a variety of information technology services, including the design, installation and integration of intranets, extranets and virtual private data networks, through which our customers can conduct business in a secure environment as well as integrate these new systems with their legacy telecommunications systems. In addition, we offer an outsourcing solution for customers that do not have the technical personnel or choose not to operate, manage and maintain their telecommunications systems and networks.

     - Transactional Services. Our transactional services are designed to facilitate the e-commerce and e-business initiatives of our customers. For example, we provide our Conexia service to customers in the healthcare sector for HMO membership verification, and we intend to expand our service to interconnect healthcare service providers (such as doctors, pharmacies, hospitals) to allow online prescription authorization for patients. We intend to provide additional business-to-business e-commerce solutions, primarily to retail businesses and financial institutions that conduct high volumes of transactions with their suppliers and business customers and increasingly want to establish on-line transaction capabilities.

     The following table shows our company's revenue breakdown by service for the years ended December 31, 1997, 1998 and 1999:


                                                                    YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------------
             SERVICE                              1997                       1998                      1999
             -------                    -------------------------------------------------     -----------------------

                                                                      ($ IN THOUSANDS)
Satellite Based Network Services:
     VSAT technology ...............     $ 54,635       33.9%       $ 57,739       27.7%       $ 60,746       26.6%
     SCPC technology ...............       59,850       37.2%         71,013       34.1%         78,325       34.3%
Terrestrial Based Network Services..       20,387       12.7%         33,864       16.3%         33,407       14.6%
Internet ...........................        7,699        4.8%         20,586        9.9%         26,639       11.7%
Other (1) ..........................       18,494       11.4%         24,887       12.0%         29,334       12.8%
                                          -------       ----         -------       ----         -------       ----
Total ..............................     $161,065        100%       $208,089        100%       $228,451        100%
                                          =======       ====         =======       ====         =======       ====

-----------------------------

(1) The figure for "Other" includes network services revenues from Regional Teleports, Global Fax, Conexia, Telecampus, and equipment sales.

THE BROADBAND NETWORK

     We are constructing our Broadband Network, which will enable us to provide high capacity, high speed telecommunications services across Latin America. Our Broadband Network will consist of:

     - long-haul, high capacity fiber optic backbones linking major cities in Latin America

     - fiber optic local rings and wireless access points within major cities in Latin America, including Buenos Aires, Sao Paulo, Rio de Janeiro, Bogota and Caracas

     - capacity on undersea cable systems to provide connections among major Latin American cities, as well as global telecommunications connections and Internet access

     We believe that our Broadband Network will enable us to:

     - cost-effectively offer more bandwidth-intensive services in the near future, including intranet and extranet services

     - substantially reduce our costs for leased satellite capacity and leased telecommunications links as a percentage of our net revenues

     -    create a high capacity, pan-Latin American Internet backbone

     - offer Latin American companies more efficient access to the U.S. Internet backbone

     - continue to provide consistent, high quality service by keeping our customer traffic on our network

     Upon completion, we expect that our Broadband Network will have the capacity to transmit up to 5.7 terabits, or 5.7 trillion bits, of data per second.

     Nortel Agreements. In September 1999, we executed two agreements with Nortel Networks Corporation to construct the Broadband Network in Argentina and Brazil for approximately $265 million. On October 25, 1999, we signed agreements with Nortel to borrow up to $297 million from Nortel to finance this project and to purchase related equipment from Nortel. In the future, we may reduce our commitments from Nortel under the financing agreements. We have completed the installation of more than 90% of the necessary ducts between Buenos Aires and Rosario in Argentina and are continuing the development of the long-haul and metropolitan area rings in Argentina and Brazil. We had a total of 517 duct kilometers installed during the fourth quarter of 1999, principally in Argentina. At December 31, 1999, the total number of duct kilometers installed was 715. Total fiber route kilometers (including buried and aerial) at December 31, 1999 were 922, all of which were in use. As of February 15, 2000, total duct kilometers installed were 1,054 and fiber route kilometers had increased to 1,917.

     Global Crossing Agreement. We have signed an agreement with Global Crossing Development Co. for our purchase of at least $46 million in indefeasible rights of use of capacity on Global Crossing's South American fiber optic network and on other segments of its networks. These rights should enable us to interconnect our networks in Argentina and Brazil and other Latin American markets, while giving us global telecommunications access.

     Following the completion of the Broadband Network in Argentina and Brazil, we plan to expand our Broadband Network to Colombia and Venezuela.

CUSTOMERS

     Our customers consist of major governmental agencies, financial institutions and leading national and multinational corporations and private sector companies, including YPF, Royal Dutch Shell, Banco de Galicia y Buenos Aires, Siemens and Reuters. Our ten largest customers accounted for approximately 17.1% of our revenues in 1999 and approximately 17.3% in 1998.

     Our ten largest customers as of December 31, 1999 were:

     -    the Government of the Province of Buenos Aires

     - Banco de la Nacion Argentina, or BNA, a state-owned bank and the largest bank in Argentina, with over 500 branches throughout Argentina

     - YPF/Repsol, an integrated oil company that is one of the largest companies in Argentina

     - Corporacion Nacional de Ahorro y Vivienda (or Conavi), one of Colombia's largest financial institutions

     -    the Government of the Province of Mendoza

     - Banco Cafetero Bancafe, a large Colombian state-owned financial institution

     -    Perez Companc S.A., an Argentine energy conglomerate

     - Banco de Galicia y Buenos Aires, a private bank with more than 180 branches in Argentina

     - BanColombia S.A., a private bank headquartered in Bogota, Colombia and the largest commercial bank in Colombia

     -    Banco Mercantil SAICA, one of Venezuela's largest commercial banks

     The following table shows our customer concentration by country as of the dates indicated. Totals presented do not include customers from our Internet service and fax, store and forward service.

      COUNTRY                                                AS OF DECEMBER 31,
      -------                        ------------------------------------------------------------------
                                              1998                                       1999
                                     -----------------------                    -----------------------
                                                (NUMBER OF CUSTOMERS AND PERCENTAGE OF TOTAL)
Argentina........................      490             33.4%                      687             39.3%
Colombia.........................      602             41.0                       560             32.1
Venezuela........................      140              9.5                       191             10.9
Ecuador..........................      134              9.1                       149              8.5
Brazil...........................       48              3.4                        90              5.2
Mexico...........................       28              1.9                        31              1.8
USA..............................       25              1.7                        37              2.2
                                     -----            -----                     -----            -----
          Total..................    1,467            100.0%                    1,745            100.0%
                                     =====            =====                     =====            =====

     Customer Contracts. Our contracts with our customers typically range in duration from six months to five years and contracts with our private telecommunications network customers are generally for three years. Contracts generally may be terminated by the customer without penalty. The private telecommunications network customers generally pay a one-time installation fee and a fixed, monthly fee. We believe that as we commercialize our Broadband Network, we will develop a more flexible pricing structure, using both a usage-based billing and fixed fee-based billing model.

     Except in Brazil, our contracts generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate at the time of invoicing between the local currency and the U.S. dollar. The revenues of our customers are generally denominated in local currencies. Although our customers include some of the largest and most financially sound companies and financial institutions in their markets, devaluation of such currencies relative to the U.S. dollar could have a material adverse effect on the ability of our customers to pay us for our services. A currency devaluation could also result in our customers seeking to renegotiate their contracts with us or, alternatively, defaulting on their contracts.

SALES, MARKETING AND CUSTOMER SERVICE

     We apply an integrated approach to our sales, marketing and customer service functions. We provide customer service 24 hours a day, 365 days a year. We use customer service teams to develop and maintain long-term, cooperative relationships with our customers. These relationships provide us with an in-depth understanding of our customers' evolving telecommunications service requirements and levels of service satisfaction. As a result of this approach, we achieve high levels of customer satisfaction while being able to identify new revenue generating opportunities, customer telecommunications solution enhancements and product or service improvements previously overlooked or not adequately addressed by the client.

     Within each segment of our market, the respective service team is responsible both for sales to new customers as well as for service to existing customers. In addition, each customer is assigned an account manager, who has overall responsibility for relations with that customer. An important function of the account manager is to identify new or enhanced services for existing customers. We will use this team-oriented approach to service our private network, Internet and other customer groups.

     For our private network customers, we designate a customer service team to oversee all phases of initial customer contact, service planning, installation and ongoing service. After we establish initial contact with a potential customer, the service team conducts a thorough evaluation of the customer's telecommunications needs. Following the completion of this evaluation, we create a plan for these customers which describes our proposed tailor-made solution using the appropriate components of our private telecommunications network services. When we provide services to governmental agency customers, we often submit these proposals in response to public bid solicitations and related governmental bidding procedures that govern the contracting of services by governmental agencies.

     To market our new and enhanced services, we are developing several service teams, each focusing on a particular type of services. For example, our telephony services will be marketed to resellers by a team focused only on telephony service.

     In addition to salaried sales and marketing personnel, we often use the services of third-party sales representatives to assist in generating sales and managing the contract process between ourselves and our potential customers. We typically pay these third parties a commission and royalties equal to a percentage of the revenues we collect from any contract with those customers obtained as a result of the efforts of the third-party sales representative.

     We observe and measure the satisfaction of our customers through our service teams' frequent customer interaction and, more formally, through a comprehensive annual survey conducted by an outside consultant hired by us. We use the results of these surveys to evaluate the performance of our service teams, to formulate annual customer service plans and to implement improvements to meet and exceed customer expectations.

COMPETITION

     Our competitors fall into three broad categories:

     -    PTOs in each country where we operate

     - other companies that operate competing satellite and terrestrial data transmission businesses, including newer entrants from more developed telecommunications markets outside of Latin America

     -    large international telecommunications carriers

     In the past, the PTOs and international telecommunications carriers have focused on local and long-distance telephony services. In the future, however, they may focus on the private telecommunications network systems segment of the telecommunications market. These entities have significantly greater financial and other resources than we do, including greater access to financing. These competitors may also be able to subsidize their private telecommunications network businesses with revenues from public telephony.

     With the first group of competitors, our further expansion into the telecommunications services market along with continued deregulation of the telecommunications industry in Latin America, will bring us into more direct competition with the PTOs. A number of PTOs in the countries where we operate have established and marketed "large customer" or "grand user" business teams in an attempt to provide dedicated services to the type of customer that represents our most important target market.

     We believe that by maintaining our position as a reliable, high quality provider of telecommunications services, while strengthening the quality of our network and the breadth of service offerings through the Broadband Network, we will be able to maintain our current customers and successfully attract new customers. We might consider strategic alliances and other cooperative ventures with the PTOs in the area of private telecommunications network services to take advantage of each partner's relative strengths.

     In the second category, our competitors include international satellite telecommunications providers such as COMSAT Corp. and local data transmission providers. Many of these competitors also operate VSAT systems. We believe that we are able to compete successfully in data transmission services because we offer a broad array of services and provide high quality, custom-designed services that are tailored to meet the specific needs of each customer. Among our competitors in this category are a number of new market entrants, including:

     - Diginet, a fixed wireless broadband services provider that is building a network in metropolitan Buenos Aires and has announced plans to enter the Brazilian telecommunications market

     - MetroRED Telecommunications, a data transmission service operator in Argentina that recently commenced offering local network services in the cities of Sao Paulo and Rio de Janeiro in Brazil

     - NetStream, an established fiber optic network service provider that AT&T recently acquired and that earlier this year began providing fiber optic cable local network services to businesses in Sao Paulo and Rio de Janeiro, Brazil and plans to build fiber optic networks in Belo Horizonte, Curitiba, Brasilia and Porto Alegre in 2000

     - Engeredes S.A., an infrastructure and data services provider that will use both fiber optic and wireless links to connect the cities of Belo Horizonte, Rio de Janeiro and Sao Paulo in Brazil

     - NetUno, a local exchange carrier and provider of broadband local access, Internet and private network services in Venezuela

     In the third category, major telecommunications carriers have indicated their intention to enter the market as deregulation in Latin America and elsewhere opens new market opportunities. For example, Spain's Telefonica and MCI WorldCom have announced the formation of an alliance to cooperate in Latin America and elsewhere, through joint ventures and equity holdings in each other's subsidiaries. Also, AT&T announced in November 1999 that it planned to form a new company, AT&T Latin America, by merging the operations of U.S. telecommunications company, FirstCom Corp. and Brazil-based Netstream, which companies AT&T recently agreed to acquire, and by acquiring Keytech LD, a local exchange carrier which is licensed to offer wireless, high-speed internet and other telecommunications services in Argentina. AT&T Latin America will have assets in Argentina, Brazil, Chile, Colombia and Peru and is expected to expand into Venezuela. We believe that increasing competition will significantly affect our pricing policies. We cannot assure you that competition from these alliances will not adversely affect our financial condition or results of operations.

     Furthermore, we cannot assure you that competing technologies will not become available that will negatively affect our position, although we believe that we have the flexibility to act quickly to take advantage of any significant technological development. For example, new technologies such as asynchronous digital subscriber line (or ADSL) can significantly enhance the speed of traditional copper lines. These technologies could enable our PTO competitors to offer customers new high speed services without undergoing the expense of replacing their existing twisted-pair copper networks. This, in turn, could negate our last mile advantage. Our private telecommunications services could also face future competition from entities using or proposing to use new or emerging voice and data transmission services or technologies which are not widely available in Latin America, such as space based systems dedicated to data distribution services, generally known as little-LEOs and broadband systems.

     Rates are not regulated in our countries of operation, and the prices for our services are strongly influenced by market forces. We believe that increasing competition will result in increased pricing pressures. We have faced and expect to continue to face declining prices and may experience margin pressure as the PTOs in the countries where we have operations modernize their facilities, adapt to a competitive marketplace and place greater emphasis on data telecommunications and as other companies enter the Latin American telecommunications market. These price and margin declines may accelerate if new competitors enter our markets.

     The principal barriers to entry for prospective providers of private telecommunications network services such as ours are the development of the requisite understanding of customer needs and the technological and commercial experience and know-how, infrastructure to provide quality services to meet those needs and capital.

REGULATION

     Domestic Service. We are subject to regulation by the national telecommunications authorities of the countries where we operate, and our operations require us to procure permits and licenses from these authorities. While we believe that we have received all required authorizations from regulatory authorities for us to offer our services in the countries in which we operate, the conditions governing our service offerings may be altered by future legislation or regulation which could affect our business and operations.

     Cross-Border Service. We provide integrated data, voice and video transmission services under the Interplus name between and among nineteen Latin American and Caribbean countries and the United States. We currently are prohibited by law from providing switched voice services to or from Argentina, but we have received authorization to provide these services starting in November 2000. International private line services such as Interplus are traditionally provided by local carriers in each country acting as correspondents and establishing dedicated telecommunications links between their facilities. Due to our pan-Latin American presence, we are often able to offer our Interplus service using our own facilities and personnel at both ends of the private line circuit. As a result of this end-to-end control, we maintain customer service and quality assurance at both ends of an Interplus link and realize better margins than when we use a correspondent carrier.

     In countries where we do not maintain customer premises equipment or where we are not authorized to operate in that fashion, our Interplus service uses our facilities in the originating country to connect with a correspondent local carrier in the destination country or vice-versa. To date, we have signed Interplus correspondent agreements with carriers in seven Latin American and Caribbean countries. We charge customers a monthly fee for Interplus which is based on the capacity of the circuit provided.

     Deregulation. Various countries in Latin America have taken initial steps towards deregulation in the telecommunications market during the last few years. Several Latin American countries have completely or partially privatized their national carriers, including Argentina, Brazil, Mexico and Venezuela. Furthermore, some countries have scheduled the demonopolization of their dominant telecommunications providers. For example, Argentina and Venezuela have announced the demonopolization of public telephone services by their PTOs in 2000. We believe that this trend toward deregulation, while likely to increase competition, will also present significant opportunities for us to expand our private telecommunications network services to, from and within the region, as well as to present opportunities for us in areas of telecommunications currently permitted to be conducted only by the PTOs.

EMPLOYEES

     As of December 31, 1999, we employed a total of 1,107 persons, of whom 308 were employed by IMPSAT Argentina and 220 were employed by IMPSAT Colombia. The number of our employees has generally increased and is expected to continue to increase as a result of our expansion in the countries in which we operate, including as a result of our development of the Broadband Network. We do not have any long-term employment contracts with any of our employees, including management, and none of our employees are members of any union. We believe that our relations with our employees are good.

SATELLITE CAPACITY

     Our satellite transmissions use both C-band (4-7 GHz) and Ku-band (10-18
GHz) frequencies. As of December 31, 1999, we had a total available leased capacity of 801 MHz, 760 MHz of which we are using in the following manner:

     - a total of 396.7 MHz of leased capacity on seven Intelsat satellites, various amounts of which are scheduled to expire between May 2000 and April 2008 (our satellite capacity on the Intelsat satellites is leased both directly by our operating subsidiaries and through subleases with Intelsat participants, such as Argentina's Comision Nacional de Comunicaciones)

     - satellite capacity on the New Sky Satellite 806 satellite for 39.9 MHz, which expires in 2009

     -    68.8 MHz of capacity on Brasilsat, which expires in 2002

     - 115.2 MHz of capacity on Nahuelsat's Nahuel-1 satellite, which expires between January 2002 and August 2003

     - 64.4 MHz of capacity on PanAmSat's PAS-1 satellite until the end of the useful life of the satellite (estimated to be December 31, 2001)

     - 69.8 MHz of capacity on PanAmSat's PAS-5 satellite, which expires between the end of 2003 and January 2009

     - 5.2 MHz of capacity on Mexico's Solidaridad-II satellite, which expires in December 2002

     Our lease payments for satellite capacity totaled approximately $34.6 million in 1999.

     We will contract for additional leased satellite capacity as business requires. A portion of our satellite capacity is leased by our wholly owned subsidiary, International Satellite Capacity Holding, NG. This subsidiary's principal function is to lease private satellite capacity from satellite carriers and then sublease this capacity at market rates to our operating subsidiaries. We believe that this method of centralizing our leasing of satellite capacity provides us with better terms.


ITEM 2.  PROPERTIES

     Teleports. We own and operate teleports in Buenos Aires, Argentina; Sao Paulo, Brazil; Bogota, Colombia; Caracas, Venezuela; Quito, Ecuador; Mexico City, Mexico; and Florida, United States. In addition to the teleport in Fort Lauderdale, Florida, which commenced operations in January 1999, IMPSAT USA operates leased teleport facilities in New Jersey.

     Regional Teleports. We own and operate regional teleports in Mendoza, Cordoba, Rosario, Tucuman, Mar del Plata, La Plata and Neuquen in Argentina; Medellin, Cali and Barranquilla in Colombia; Guayaquil, Ecuador; and Curitiba, Brazil.

     Teledatos Networks. We have fiber optic and microwave MANs in major cities in which they operate for connection with the Teleport or Regional Teleport in such cities. Our first metropolitan area network was established in Buenos Aires, Argentina in 1990. Other metropolitan area networks now exist in Cordoba, Mendoza, Rosario, Mar del Plata and Tucuman, Argentina; Bogota, Medellin and Cali, Colombia; Caracas, Venezuela; and Curitiba and Sao Paulo, Brazil. In addition, we manage and operate a fiber optic network covering 352 route kilometers in Bogota, Colombia, pursuant to a joint venture with Empresa de Telecomunicaciones de Santafe de Bogota, the Colombian PTO that provides local telephone service in the Bogota region.

     Undersea Fiber Optic Cable Networks. We are a member of the Americas-1 and Columbus-II undersea fiber optic cable consortia, and have purchased an initial total capacity of 2 Mbps on each system for use in our Interplus service. Americas-1, which commenced commercial operation in December 1994, is a 4,960 mile fiber optic cable system connecting Vero Beach, Florida with the U.S. Virgin Islands, Trinidad, Brazil and Venezuela. Columbus-II links Mexico, the United States, the U.S. Virgin Islands, Spain, Portugal and Italy with about 7,440 miles of fiber optic cable.

     As part of the Broadband Network, we intend to secure additional submarine network capacity linking our metropolitan area networks to points internationally. We expect to purchase indefeasible rights of use of capacity valued at not less than $46 million on Global Crossing's undersea digital fiber optic cable systems (and associated terrestrial capacity) worldwide, including Global Crossing's South American network. Global Crossing's South American network, which is currently under development, is an 18,000 km undersea and terrestrial fiber optic network that will encircle that continent. We currently are constructing the terrestrial portion of the South American network pursuant to a turnkey construction agreement with Global Crossing.

     While undersea capacity to Latin America is scarce at this time, a number of cables are being developed to satisfy the increasing demand for broadband capacity. In addition to Global Crossing, we have reserved up to 18 Mbps, 4 Mbps and 24 Mbps of capacity on the Americas-II, Pan American and Arcos I undersea fiber optic cable networks, respectively. The Americas-II submarine cable, which is under development, will connect St. Croix, Puerto Rico, Curacao, Venezuela and Brazil. Pan American began operations in mid-February 1999 and runs between the U.S. Virgin Islands, Aruba, Venezuela, Colombia, Panama, Ecuador, Peru and Chile. Arcos I, an 8,000 km cable system under construction with a planned fourth quarter 2000 completion date, is expected to connect the United States with numerous Caribbean and Latin American nations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The annual meeting of our stockholders was held on January 11, 2000. Our stockholders unanimously approved the amendment and restatement of our certificate of incorporation in connection with our initial public offering to, among other things:

     - increase the authorized number of shares of our common stock and authorize a common stock split;

     -    adopt non-cumulative voting in the election of directors;

     -    adopt of staggered terms for directors;

     - empower a majority of directors to fill board of director vacancies occurring between stockholder meetings;

     -    empower our board of directors to alter or amend our bylaws;

     -    increase the maximum number of our directors;

     -    preclude stockholder action by written consent without a meeting;

     - preclude special meetings of stockholders without board of director consent;

     - provide for advance notice of nominations for the election of directors and business to be transacted at any stockholders' meeting;

     - provide for a super-majority stockholder vote of 80% for the alteration of certain provisions of our certificate of incorporation regarding management of our company and stockholder meetings;

     -    expand the provisions for the indemnity of directors by our company;
          and

     -    change our name to IMPSAT Fiber Networks, Inc.

     The annual meeting of our stockholders elected the following individuals to our board of directors:

     - Mr. John McElligott, Mr. Lucas Pescarmona and Ms. Sofia Pescarmona, each of whom was elected to serve until the annual stockholder meeting to be held in 2001

     - Mr. Ricardo Verdaguer, Mr. Roberto Vivo, Mr. Alexander Rivelis and Mr. Jeronimo Bosch, each of whom was elected to serve until the annual stockholder meeting to be held in 2002

     - Mr. Geoffrey Almeida, Mr. Stephen Munger and Mr. Enrique Pescarmona, each of whom was elected to serve until the annual stockholder meeting to be held in 2003

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the Nasdaq National Market under the symbol "IMPT" since the effective date of our initial public offering on January 31, 2000. Prior to that time, including during the period covered by this Report, there was no public market for our common stock. On March 28, 2000, the last reported price of our common stock on the Nasdaq National Market was $28.875 per share. Based upon information supplied to us by the registrar and transfer agent for our common stock, the number of common stockholders of record on March 15, 2000 was 28, not including beneficial owners in nominee or street name. We believe that a significant number of shares of our common stock are held in nominee name for beneficial owners.

     The payment of dividends on our common stock is within the discretion of our board of directors. Currently, we intend to retain earnings to finance the growth of our business. We have not paid cash dividends on our common stock and the board of directors does not expect to declare cash dividends on the common stock in the near future.

     IMPSAT's registration statement (registration no. 333-88389) under the Securities Act of 1933, as amended, for its initial public offering became effective on January 31, 2000. Our initial public offering commenced on January 31, 2000 and was completed, with all securities sold, on February 4, 2000. We registered and sold 11,500,000 shares of our common stock for an aggregate offering price of approximately $195.5 million. The net proceeds, after deducting underwriting discounts and commissions of approximately $12.7 million, and aggregate offering expenses estimated at $2.8 million, were approximately $180.8 million. These payments were direct payments to persons other than officers, directors, affiliates or persons owning 10%, or more, of the securities of IMPSAT. The managing underwriters for our initial public offering were Morgan Stanley Dean Witter, Goldman, Sachs & Co., and Salomon Smith Barney.

     We used a portion of the net offering proceeds of the initial public offering to redeem approximately $32.5 million of our preferred stock, and expect to use the remaining net offering proceeds to make capital expenditures relating to the Broadband Network, for potential acquisitions, and for working capital and general corporate purposes, including to fund losses. Pending such application, we will invest the net proceeds in short-term liquid securities. To date, other than in connection with the redemption of our preferred stock, none of the net proceeds from the initial public offering have been applied.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial and other data are for our company on a consolidated basis and separately for IMPSAT Argentina, in each case in accordance with U.S. GAAP. The Company's subsidiaries generally use the U.S. dollar as their functional currency. The following financial data have been derived from our company's audited consolidated financial statements and IMPSAT Argentina's audited financial statements for the respective years. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes included at the back of this Report.

OUR COMPANY

                                                                               YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                         1995            1996            1997            1998           1999
                                                     ------------   -------------   -------------   -------------   ------------
                                                                         (U.S. $ THOUSANDS, EXCEPT FOR RATIOS)
STATEMENT OF OPERATIONS DATA:
Net revenues from services........................   $    105,641   $     128,393   $     161,065   $     208,089   $    228,451
Direct costs and expenses:
   Contracted services............................          5,917          11,411          16,774          20,466         26,769
   Other direct costs.............................          9,733          10,375          12,541          14,619         28,322
   Leased capacity................................         10,973          13,925          19,230          28,660         44,750
   Cost of sold equipment.........................            --              --            3,137           3,665          5,187
                                                     ------------   -------------   -------------   -------------   ------------
Salaries and wages................................         22,220          25,561          29,109          38,198         46,174
Selling, general and administrative...............         26,094          23,030          28,237          38,665         43,364
Depreciation and amortization.....................         20,653          26,318          28,673          36,946        130,071
                                                     ------------   -------------   -------------   -------------   ------------
Operating income (loss)...........................          6,883          18,065          23,364          26,870        (96,186)
Other income (expenses):
   Interest expense, net..........................        (15,677)        (23,185)        (24,272)        (44,698)       (55,561)
   Net gain (loss) on foreign exchange............          1,838             910            (276)            675         (8,042)
   Other income (expenses), net...................            511           1,035            (151)            760         15,305
                                                     ------------   -------------   -------------   -------------   ------------
Income (loss) before income taxes, cumulative
   effect and minority interest...................         (6,445)         (3,175)         (1,335)        (16,393)      (144,484)
Benefit from (provision for) income taxes.........            740          (3,542)         (5,263)         (3,805)        20,733
                                                     ------------   -------------   -------------   -------------   ------------
(Loss) income before cumulative effect and
   minority interest..............................         (5,705)         (6,717)         (6,598)        (20,198)      (123,751)
Cumulative effect of change in accounting
   principle, net of tax..........................             --              --              --          (1,269)            --
(Income) loss attributable to minority
  interest........................................         (1,712)         (1,766)           (993)         (2,502)         6,225
Dividends on redeemable preferred stock...........             --              --              --         (10,018)       (14,017)
                                                     ------------   -------------   -------------   -------------   ------------
Net loss attributable to common stockholders......   $     (7,417)  $      (8,483)  $      (7,591)  $     (33,987)  $   (131,543)
                                                     ============   =============   =============   =============   ============
Net loss per common share:  basic and diluted.....         $(0.16)         $(0.18)         $(0.14)         $(0.71)        $(2.31)
                                                           ======          ======          ======          ======         ======
Weighted average number of common shares: basic
   and diluted...................................          46,773          46,773          53,594          47,983         54,447
                                                     ============   =============   =============   =============   ============

OTHER FINANCIAL DATA:
EBITDA (1)........................................   $     27,536    $     44,383    $     52,037    $     63,816   $     33,885
Ratio of earnings to fixed charges (2)............             --              --              --              --             --
Ratio of EBITDA to interest expense(3)............          1.67x           1.76x           2.04x           1.29x             --



                                                                                   AS OF DECEMBER 31,
                                                       --------------------------------------------------------------------------
                                                           1995           1996            1997           1998           1999
                                                       -------------  -------------  --------------  -------------- -------------
                                                                      (U.S. $ THOUSANDS, EXCEPT FOR OPERATING DATA)
BALANCE SHEET DATA:
Cash and cash equivalents..........................    $     6,216    $    28,895    $     10,439    $    90,021    $    97,507
Total current assets...............................         36,906         68,304          65,015        159,099        179,026
Net property, plant and equipment..................        199,701        227,086         255,422        330,726        310,330
Investments........................................             --             --           4,178         10,708        235,925
Total assets.......................................        249,095        315,230         339,916        527,218        828,332
Total current liabilities..........................        128,813         78,125         103,438         97,910        243,150
Total short-term debt and current
  portion of long-term debt........................         97,510         42,874          60,375         40,400         38,677
Total long-term debt, net..........................         30,200        156,230         159,677        379,292        399,415
Minority interest..................................         28,476         30,242          10,398         13,071          4,985
Redeemable preferred stock.........................             --             --              --        135,018        149,035
Stockholders' equity (deficit).....................         55,363         46,881          63,389       (101,519)        15,341

OPERATING DATA:
Customers............................................          656            907           1,192          1,467          1,745
Satellite customer sites (VSAT and SCPC
  technology only)...................................        3,336          5,558           5,825          6,886          7,875

IMPSAT ARGENTINA


                                                                  YEAR ENDED NOVEMBER 30,
                                                      ----------------------------------------------
                                                          1995             1996             1997
                                                      ------------     ------------     ------------
                                                           (U.S. $ THOUSANDS, EXCEPT FOR RATIOS)
STATEMENT OF OPERATIONS DATA:
Net revenues from services..........................  $     82,160     $     87,093     $     91,641
Costs and expenses:
  Contracted services...............................         2,970            6,097            7,232
  Other direct costs................................         8,953           10,981           10,885
  Leased capacity...................................         8,358            9,503            9,614
  Cost of sold equipment............................                                           1,674
  Salaries and wages................................        15,735           15,799           15,823
  Selling, general and administrative...............        20,110           10,784           15,720
  Depreciation and amortization.....................
  Depreciation and amortization.....................        16,117           18,970           18,033
Operating income (loss).............................         9,917           14,959           12,660
Other income (expenses):
   Interest expense, net............................       (10,404)         (12,527)         (12,617)
   Other income, net................................           506              624                9
                                                      ------------     ------------     ------------
Income before income taxes and minority  interest...            19            3,056               52
(Provision for) benefit from
   income taxes........................................                      (3,963)          (3,247)
                                                      ------------     ------------     ------------
Net income (loss)...................................  $         25     $       (904)    $     (3,195)
                                                      ============     ============     ============
OTHER FINANCIAL DATA:
EBITDA(1)...........................................        26,034           33,929           30,693
Ratio of earnings to fixed charges(2)...............            --             1.2x            1.03x
Ratio of EBITDA to interest expense(3)..............          2.6x             3.2x             2.3x

                                                       MONTH ENDED                YEAR ENDED
                                                       DECEMBER 31               DECEMBER 31,
                                                       -----------       ----------------------------
                                                           1997              1998            1999
                                                       ------------      ------------    ------------
                                                           (U.S. $ THOUSANDS, EXCEPT FOR RATIOS)
STATEMENT OF OPERATIONS DATA:
Net revenues from services..........................   $      8,130      $    100,541    $    110,209
Costs and expenses:
  Contracted services...............................            706            10,180          13,134
  Other direct costs................................            760             9,623          18,841
  Leased capacity...................................            944            10,629          17,759
  Cost of sold equipment............................            391             1,556           4,673
  Salaries and wages................................          1,086            16,342          19,672
  Selling, general and administrative...............            778            16,917          18,079
  Depreciation and amortization.....................
  Depreciation and amortization.....................          1,562            20,515          59,039
Operating income (loss).............................          1,903            14,779         (40,988)
Other income (expenses):
   Interest expense, net............................           (976)          (12,801)        (12,569)
   Other income, net................................              4                16           4,820
                                                       ------------      ------------    ------------
Income before income taxes and minority  interest...            931             1,994         (48,737)
(Provision for) benefit from
   income taxes.....................................           (311)                            5,982
                                                       ------------      ------------    ------------
Net income (loss).................................     $        620      $      1,994    $    (42,755)
                                                       ============     =============    ============
OTHER FINANCIAL DATA:
EBITDA(1)...........................................          3,465            35,294          18,051
Ratio of earnings to fixed charges(2)...............          1.95x             1.05x              --
Ratio of EBITDA to interest expense(3)..............           3.4x              2.4x              --

                                                                     AS OF NOVEMBER 30,
                                                      ------------------------------------------------
                                                           1995             1996             1997
                                                      --------------   --------------   --------------
BALANCE SHEET DATA:                                         (U.S. $ THOUSANDS, EXCEPT FOR RATIOS)
Cash and cash equivalents............................ $      1,712     $      1,882     $      5,843
Total current assets.................................       20,368           28,823           38,147
Net property, plant and equipment....................      140,588          143,430          148,786
Total assets.........................................      167,747          174,239          196,850
Total current liabilities............................      103,527           45,038           71,999
Total short-term debt, vendor financing and current
   portion of long-term debt.........................       70,998           25,512           40,570
Total long-term debt, net............................       14,949            4,270           63,338
Long-term advances from
   parent company....................................           --           69,719               --
Minority interest....................................            3               --               --
Stockholders' equity.................................       49,268           51,457           60,017

OPERATING DATA:
Customers............................................          319              358              436
Satellite customer sites (VSAT and SCPC
  technology only)...................................           --            3,310            3,607

                                                                      AS OF DECEMBER 31,
                                                       -----------------------------------------------
                                                             1997            1998             1999
                                                       --------------   --------------    ------------
BALANCE SHEET DATA:                                         (U.S. $ THOUSANDS, EXCEPT FOR RATIOS)
Cash and cash equivalents............................  $      6,169     $     13,489           4,199
Total current assets.................................        40,475           50,810          58,805
Net property, plant and equipment....................       147,431          167,653         155,045
Total assets.........................................       197,820          234,844         272,978
Total current liabilities............................        72,771          168,015         175,266
Total short-term debt, vendor financing and current
   portion of long-term debt.........................        43,644           77,694          40,827
Total long-term debt, net............................        63,029            1,802          20,415
Long-term advances from
   parent company....................................            --               --              --
Minority interest....................................            --               --              --
Stockholders' equity.................................        60,637           63,542          76,787

OPERATING DATA:
Customers............................................           439              490             687
Satellite customer sites (VSAT and SCPC
  technology only)...................................         3,636            3,721           4,072

-------------------------------

(1) "EBITDA" is defined as operating income plus depreciation and amortization expense. We are presenting EBITDA because some investors use it as a measure of a company's ability to service its debt and as a measure of operating performance. However, EBITDA is not determined using generally accepted accounting principles, and therefore our EBITDA is not necessarily comparable to EBITDA of other companies. Investors should not view EBITDA as an alternative to cash flows calculated under generally accepted accounting principles, which we have also presented. EBITDA is not "free cash flow," because it will be used to pay interest expense and remaining amounts after we pay our interest expense will be used to pay taxes and make capital expenditures.

(2) The ratio of earnings to fixed charges is computed by dividing operating income before fixed charges (other than capitalized interest), by fixed charges. Fixed charges consist of interest charges and amortization of debt expense and discount or premium related to indebtedness. Earnings of our company were insufficient to cover fixed charges by approximately $9.6 million, $7.1 million, $2.2 million, $22.5 million and $159.4 million, for the years ended December 31, 1995, 1996,

      1997, 1998 and 1999, respectively. Earnings of IMPSAT Argentina were insufficient to cover fixed charges by approximately $0.5 million and $ 62.4 million, for the years ended November 30, 1995 and December 31, 1999, respectively.

(3) For the year ended December 31, 1999, EBITDA was insufficient to cover our interest expense by approximately $29.3 million. EBITDA of IMPSAT Argentina was insufficient to cover interest expense by approximately
      $3.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Forward Looking Statements. Some of the statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include but are not limited to:

     - our expectations and estimates as to completion dates, construction costs and subsequent maintenance and growth of the broadband network we are building

     - our ability to implement successfully our operating strategy and to sell capacity on our planned broadband network

     -    future financial performance, including growth in sales and income

     The following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements we make:

     -    the rate of expansion of our network and/or customer base

     -    inaccuracies in our forecasts of customer or market demand

     -    loss of a customer that provides us with significant revenues

     -    highly competitive market conditions

     - changes in or developments under laws, regulations and licensing requirements

     - our success in completing the segments of the Broadband Network in Argentina and Brazil by our projected December 2000 completion date

     - our ability to obtain all material licenses and rights of way for the Broadband Network

     -    changes in telecommunications technology

     -    currency fluctuations

     - changes in economic conditions in the Latin American countries where we operate

     These factors should not be construed as exhaustive. We will not update or revise any forward-looking statements.

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

     We have experienced, and anticipate that we will continue to experience, downward pressure on our prices as we continue to expand our customer base and as competition for private telecommunications network services grows. When we have renewed and/or expanded our contracts with existing customers, the prices we charge have generally declined. As a result, our revenues per unit of satellite capacity used have been decreasing. In addition, as our business in a particular country matures, our rate of growth in that country tends to slow. In particular, this has occurred in Argentina and in Colombia. To compensate for slower growth in maturing markets, we will seek to provide new services through our Broadband Network and to expand into new countries.

     Although we believe that our geographic diversification provides some protection against economic downturns in any particular country, our results of operations and business prospects are influenced by the overall financial and economic conditions in Latin America. Many of the countries in which we operate have experienced political and economic volatility in recent years. With the exception of the United States and Mexico (which account for only a small portion of our consolidated revenues), each of the countries in which we operate experienced economic recession during 1999. In particular, Argentina and Colombia, our two largest markets in terms of revenues generated, experienced significant recessions in 1999. These conditions may have material adverse effects on our business, results of operation and financial condition and ability to make payments on the notes.

     Costs and Expenses. Our costs and expenses principally include:

     -      direct costs

     -      salaries and wages

     -      selling, general and administrative expenses

     -      depreciation and amortization

     Our direct costs include payments for leased satellite transponder and fiber optic capacity. Building the Broadband Network will decrease our payments for leased capacity as a percentage of revenues. However, there will be some delay in recognizing cost savings associated with shifting transmission from leased satellite facilities to our Broadband Network because our satellite contracts cannot be cancelled before they expire. The other principal items comprising direct costs are contracted services costs and other direct costs. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. Installation and de-installation costs are the costs we incur when we install or remove earth stations, microstations and other equipment from customer premises. Other direct costs principally include:

     -      Licenses and other fees

     -      Sales commissions paid to third-party sales representatives

     -      Allowance for doubtful accounts

     Our selling, general and administrative expenses consist principally of:

     -      publicity and promotion costs

     -      fees and other remuneration

     -      travel and entertainment

     -      rent

     -      plant services and corporate telecommunication and energy expenses

     In connection with the stock options granted on January 5, 2000 under the 1999 Stock Option Plan, we will record approximately $5.4 million in stockholders' equity as deferred compensation. The deferred compensation will be amortized to expense over the vesting period, which commences four years after the date of grant.

     Capacity Transactions. In September 1999, we sold indefeasible rights of use of telecommunications capacity on segments of the Broadband Network to Global Crossing for approximately $25 million. We expect to have other similar transactions in the future. For these transactions, we expect to recognize revenue and expenses ratably over the term of the indefeasible rights of use from the date the fiber optic cables are placed in service for the term of the indefeasible right of use.

     Currency Risks. Except in Brazil, our contracts with customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during 1999. Given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, we are exposed to exchange rate risk. Furthermore, under Brazilian law, our contracts with customers in Brazil cannot be linked to the exchange rate between the Brazilian real and the U.S. dollar. Our expansion in Brazil will increase our exposure to exchange rate risks.

     Sale of Retail Internet Business. In August 1999, we entered into an agreement in principle to sell our retail Internet businesses in Argentina, Brazil and Colombia to El Sitio, Inc. for approximately $21.5 million. El Sitio provides Internet content in Latin America. We also agreed to subscribe for $21.5 million in convertible preferred stock of El Sitio and El Sitio has agreed to enter into a telecommunications services agreement with us to provide services to El Sitio, including access to the U.S. Internet backbone. We determined that retail Internet access was not one of our top priorities and was inconsistent with our emphasis on providing telecommunications services to businesses and governmental customers, telecommunications carriers and ISPs. The Brazil transaction contemplated by the El Sitio Framework Agreement was consummated on October 6, 1999 and the Argentina transaction was concluded on November 5, 1999. The Colombia transaction is expected to close during April 2000. Upon the consummation of El Sitio's initial public offering in December 1999, our shares of El Sitio's preferred stock were automatically converted into 15.4% of El Sitio's common stock.

     The revenues and expenses associated with the retail Internet businesses sold to El Sitio were as follows for the periods indicated:

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                            -------------------------------------
                                                1997         1998          1999
                                            -----------  -----------   ----------
                                                        (IN THOUSANDS)
Net revenues:
  Argentina..............................    $   2,634    $    2,982    $   3,236
  Colombia(1)............................        1,817         2,131        1,968
  Brazil.................................           --         6,159        5,766
                                             ---------    ----------    ---------
          Total..........................    $   4,451    $   11,272    $  10,970
                                             =========    ==========    =========
Direct costs:
  Argentina..............................    $   1,957    $    2,181    $   2,416
  Colombia(1)............................        1,274         2,014        2,237
  Brazil.................................           --         3,792        5,766
                                             ---------    ----------    ---------
          Total..........................    $   3,231    $    7,987    $  10,419
                                             =========    ==========   ==========

-----------------------------------

(1)  The Colombia transaction is expected to close during April 2000.

RESULTS OF OPERATIONS

     The following financial table summarizes our results of operations:

                                                                         YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------------------------
                                                    1997                          1998                           1999
                                        ----------------------------  ----------------------------  --------------------------------
                                                       (IN THOUSANDS AND AS A PERCENTAGE OF CONSOLIDATED REVENUES)
Net revenues from services...........        $161,065         100.0%        $208,089        100.0%        $228,451         100.0%
Contracted services costs............          16,774           10.4          20,466           9.8          26,769           11.7
Other direct costs...................          12,541            7.8          14,619           7.0          28,322           12.4
Leased capacity......................          19,230           11.9          28,660          13.8          44,750           19.6
Cost of sold equipment...............           3,137            1.9           3,665           1.8           5,187            2.3
Salaries and wages...................          29,109           18.1          38,198          18.4          46,174           20.2
Selling, general and administrative..          28,237           17.5          38,665          18.6          43,364           19.0
Depreciation and amortization........          28,673           17.8          36,946          17.8         130,071           56.9
Interest expense, net................          24,272           15.1          44,698          21.5          55,561           24.3
Net gain (loss) on foreign exchange..           (276)          (0.2)             675           0.3         (8,042)          (3.5)
(Provision for) benefit from income
taxes................................         (5,263)          (3.3)         (3,805)         (1.8)          20,733            9.1
Net loss attributable to common
stockholders.........................         (7,591)          (4.7)        (33,987)        (16.3)       (131,543)          (5.8)

1999 COMPARED TO 1998

     General. Our results of operations for 1999 were not as positive as prior periods for the following principal reasons:

     - the recession in Latin America during this period, which was the region's most severe in decades

     - higher leased fiber capacity expenses related to increased customer demand for high bandwidth telecom links

     - the fact that we purchased too much satellite capacity because we did not anticipate the breadth of the recession in Latin America

     - competitive pricing pressures in our more mature markets (especially in Argentina and Colombia)

     - expenses of developing the Broadband Network and our Brazilian operations (which are in a relatively early stage of development)

     - an increase in our provision for doubtful accounts as a result of changes in our provisioning policy, which we discuss further below

     - a change in the depreciable life of some of our customer premises telecommunications equipment in view of technological advances in our industry

     Revenues. Our net revenues for 1999 totaled $228.5 million, an increase of $20.4 million, or 9.8%, from net revenues for the same period in 1998. Growth in net revenues was achieved despite a significant economic recession, especially in the countries where most of our operations are currently deployed (Argentina, Colombia, Venezuela). In addition to its general adverse effect on revenue and client growth, the recession in certain cases accelerated pricing pressures existing in the Company's more mature markets. These conditions could also affect future periods.

     The following tables show our revenues by operating subsidiary and by business lines (in each case, including intercompany transactions) for the periods indicated:

                                                   YEAR ENDED
                                                  DECEMBER 31,
                                              1998              1999
                                         ---------------   ---------------
                                                 (IN THOUSANDS)
IMPSAT Argentina.....................     $   100,541       $   110,209
IMPSAT Colombia......................          60,447            61,047
IMPSAT Venezuela.....................          15,437            23,232
IMPSAT Ecuador.......................          10,433            13,356
IMPSAT Mexico........................           4,479             3,573
IMPSAT Brazil........................           3,876             8,568
Mandic S.A...........................           8,246             6,690
IMPSAT USA...........................          14,594            17,243

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                          --------------------------------
                                               1998             1999
                                          ---------------  ---------------
  Network services...................      $    162,616     $    172,478
  Internet...........................            20,586           26,639
  Other..............................            24,887           29,334
Total net revenues from services.....      $    208,089     $    228,451

     Our revenue growth for 1999 was attributable to an overall increase in the number of customers and services we provided to them offset, in part, by decreasing prices. Excluding Internet and fax store and forward customers, we had a total of 1,745 customers at December 31, 1999, compared to 1,467 customers at year end 1998.

     Revenue figures included $8.6 million from retail internet services in Argentina and Brazil, which were sold to El Sitio, Inc. in the fourth quarter of 1999, and $ 2.0 million in retail internet services in Colombia that will be transferred to El Sitio in April 2000.

     The recessions in Argentina and Colombia and, to a lesser extent, increased competition resulted in some of our customers canceling their contracts or reducing the services we provide to them. For example, our contract in Argentina with Banco Bansud S.A., one of Argentina's largest private commercial banks and one of IMPSAT Argentina's top ten customers in 1998, was terminated due to pricing competition in April 1999. In Colombia, our contracts with six customers within the Suramericana group were renegotiated during the first quarter of 1999. This renegotiation resulted in an approximately 24% decrease in our prices under these contracts. Our net revenues from these six companies totaled $2.0 million during 1998. The Suramericana group includes some of our largest customers in Colombia.

     The Company's business in Colombia, its second oldest market, was adversely affected by the severe economic recession experienced during 1999. Due to continuing effects of the recession, we expect IMPSAT Colombia to continue to experience declining prices and margin pressure in 2000.

     In addition, revenue growth at IMPSAT Ecuador could decline in coming periods due to the effects of the continuing economic and political crisis in that country. Although IMPSAT Ecuador's revenues and revenue growth have not yet been adversely affected to date by the recession in Ecuador, we cannot predict the effect of these matters on our results for future periods.

     We completed our first full year of operations in Brazil in 1999. Although IMPSAT Brazil's expansion of its customer base (90 customers as of December 31, 1999 compared to 48 customers as of the same date in 1998) and operations continued, adverse economic conditions in Brazil, including the devaluation of the real against the U.S. dollar, caused IMPSAT Brazil's revenues in U.S. dollar terms to be lower than expected. Revenues recorded by Mandic during 1999 as compared to 1998 were also negatively affected by the devaluation of the Brazilian real against the U.S. dollar during 1999. The real was at R$1.21 = $1.00 on January 1, 1999 and R$2.10 = $1.00 on December 31, 1999.

     On October 5, 1999, we merged Mandic into IMPSAT Brazil, and Mandic S.A. ceased operations. On October 6, 1999, IMPSAT Brazil sold the retail internet business acquired in the Mandic merger for $12.3 million to O Site Entretenimentos Ltda., a subsidiary of El Sitio.

     Direct Costs. Our direct costs for 1999 totaled $105.0 million, an increase of $37.6 million, or 55.8%, compared to 1998. Of our total direct costs for 1999, $54.4 million related to the operations of IMPSAT Argentina and $20.3 million related to the operations of IMPSAT Colombia. This compares to $32.0 million at IMPSAT Argentina and $17.3 million at IMPSAT Colombia for 1998. Direct costs for IMPSAT Brazil, which commenced operations towards the end of the second quarter of 1998, totaled $8.8 million for 1999. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

               (1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. In 1999, our contracted services costs totaled $26.8 million, compared to $20.5 million in 1998. Of this amount, maintenance costs for our telecommunications network infrastructure totaled $17.4 million, compared to $12.7 million for 1998. IMPSAT Argentina's maintenance costs totaled $7.8 million, compared to $5.9 million in 1998. Our maintenance costs increased because we had more infrastructure. In addition, our installation costs totaled $9.4 million, compared to $7.6 million for 1998. Installation costs at IMPSAT Argentina totaled $5.3 million for 1999 as compared to $4.3 million for 1998. The increase in these costs was due in part to:

             - private telecommunications network installations completed in 1999 in connection with IMPSAT Argentina's contracts to provide private telecommunications network services to the Government of the Province of Buenos Aires and Banco de la Provincia de Buenos Aires


               - a higher number of de-installations of VSAT microstations due to customer cancellations and customer upgrades to SCPC technology


               (2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to third-party sales representatives; and our allowance for doubtful accounts.

               Sales commissions paid to third-party sales representatives totaled $8.0 million, compared to $6.8 million for 1998. Most of these commissions related to customers of IMPSAT Argentina.

               We recorded a provision for doubtful accounts of $11.2 million compared to $5.3 million for the same period in 1998. At December 31, 1999, excluding amounts owed by two large former customers (Empresa Nacional de Correos y Telegrafos S.A., the former Argentine national postal service known as ENCOTESA, and IBM de Argentina) that were the subject of litigation at that date, approximately 19% of our gross trade accounts receivable were past due more than six months but less than one year and approximately 26% were past due more than one year.

               During the third quarter of 1999, we amended our provisioning policy to remove the discretion previously granted to the presidents of our operating subsidiaries to override the provisioning of amounts more than 180 days past due and to reserve 100% of our outstanding receivables due from IBM de Argentina. During that quarter we recognized a charge of approximately $1.1 million with respect to receivables due from IBM de Argentina and additional charges of approximately $4.1 million. In addition, at December 31, 1999, we also estimated that the net realizable value on the ENCOTESA receivable to be zero, and accordingly we recorded an adjustment of $5.1 million relating to this receivable.

               In addition, due to a general slowdown in the collection of receivables in Argentina and some of the other countries in which we operate commencing in the second quarter of 1999, which we believe is due to economic difficulties experienced in those countries, we added approximately $2.5 million to our allowance for doubtful accounts in the third quarter of 1999. In particular, our collection of receivables in Argentina was adversely affected by the recession in that country during 1999. IMPSAT Argentina's average days outstanding for net trade receivables due was 90 days at December 31, 1999. This represents an improvement from IMPSAT Argentina's average days outstanding for net trade receivables due of 97 days at June 30, 1999, but a decline from 69 days at December 31, 1998.

               In February, 2000, IMPSAT reached an agreement with IBM de Argentina for the settlement of its receivables due from that company, for which IMPSAT will receive approximately $2.0 million during the first four months of 2000, representing a recovery of 89.7% of the approximately $2.3 million amount reserved. We have received approximately $1.2 million of this amount and the remainder is due in April 2000.

               (3) Leased Capacity. Our leased capacity cost totaled $44.8 million, which represented an increase of $16.1 million, or 56.1%, from the corresponding period in 1998. We had approximately 801 MHz of leased satellite capacity at December 31, 1999 and 650 MHz at December 31, 1998.

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

               In addition, to satisfy increasing customer demand for high bandwidth telecommunications links, during 1999, we increased our leased dedicated capacity on third-party fiber optic networks in Argentina, spending $16.9 million compared to $10.0 million for 1998. Due to this need for greater fiber optic bandwidth, we expect our leased telecommunication links expense to increase until we implement the Broadband Network. Leased fiber optic capacity in Argentina is quite expensive due to the very limited number of providers.

               (4) Costs of Equipment Sold. We incurred costs of equipment sold of $5.2 million, compared to $3.7 million in 1998.

     Salaries and Wages. Salaries and wages totaled $46.2 million, an increase of $8.0 million, or 20.9%, from the 1998. The increase resulted primarily from:

     - an increase in the number of employees, from 1,029 at December 31, 1998 to 1,107 at December 31, 1999, particularly in connection with the progression of our operations in Brazil, and the development of the Broadband Network.

     - increases in the salaries and wages of our personnel to match market rates for personnel with the expertise we require and increases in cost of living

     IMPSAT Argentina incurred salaries and wages for 1999 of $19.7 million compared to $16.3 million in 1998. Salaries and wages for 1999 relating to the Broadband Network totaled $3.0 million. Salaries and wages for 1999 paid with respect to IMPSAT Brazil and Mandic totaled $4.7 million. IMPSAT Brazil increased its number of employees by 60 persons, or 50.4%, during 1999 in connection with the Company's development of operations in that country.

     Selling, General and Administrative Expenses. We incurred SG&A expenses of $43.4 million for 1999. SG&A expenses increased $4.7 million, or 12.2%, from 1998. SG&A expenses at IMPSAT Argentina totaled $18.1 million, an increase of $1.2 million, or 6.9%, from SG&A expenses incurred by IMPSAT Argentina for 1998.

     The increase in SG&A expenses principally reflects increased SG&A expenses incurred by our two newest subsidiaries, IMPSAT Brazil and Mandic, both of which commenced operations around the end of the second quarter of 1998. SG&A expenses incurred by IMPSAT Brazil totaled $5.9 million compared to $5.6 million in the corresponding period in 1998.
Mandic's SG&A expenses totaled $1.6 million compared to $2.2 million in the corresponding period in 1998.

     The increased SG&A expenses also reflect growth in our operations and the development and implementation of the Broadband Network. For example, the increase in our expenses for legal, tax and consultancy advice to $8.5 million compared to $7.1 million for 1998 is attributable to the expansion of our operations, including the financing and development of the Broadband Network.

     Depreciation and Amortization. Our depreciation and amortization expenses for 1999 totaled $130.1 million, an increase of $93.1 million, or 252.1%, from 1998. The increase primarily reflected accelerated depreciation resulting from our decision in the third quarter of 1999 to change the depreciable life of some of our customer premises telecommunications equipment from 10 years to 5 years in view of technological advances in our industry.

     Interest Expense, Net. Our net interest expense totaled $55.6 million. This consists of interest expense of $63.2 million and interest income of $7.4 million. Our net interest expense increased $10.9 million, or 24.3%, from net interest expense for 1998. Our net interest expense for 1998 was $44.7 million.

     The increase in our net interest expense reflects higher average outstanding indebtedness in 1999 compared to 1998 as a result of our issuance in June 1998 of $225 million principal amount of 12 3/8% Senior Notes due 2008. For 1999, the average interest rate on our indebtedness was 11.3%, compared to an average interest rate of 12.1% for 1998. Our total indebtedness as of December 31, 1999 was $438.1 million, as compared to $419.7 million as of December 31, 1998. We anticipate that interest expense will increase in the future based on:

     - expected increased levels of borrowing associated with our development of the Broadband Network, including the two financing agreements that we recently signed with Nortel for a total of up to $297.4 million to construct the Broadband Network in Argentina and Brazil

     -    our $300 million principal amount of Notes due 2005

     See "--   Liquidity and Capital Resources."

     Net Loss on Foreign Exchange. We recorded a net loss on foreign exchange of $8.0 million, compared to a net gain of $0.7 million for 1998. The increase was principally caused by the devaluation of the Brazilian real against the U.S. dollar.

     Benefit from (Provision for) Income Taxes. We recorded a benefit from income taxes (all of which are for foreign taxes) of $20.7 million compared to a provision for income taxes of $3.8 million for 1998. The increased benefit from income taxes is attributable to the expected net loss carry-forwards that we will be able to use in future periods as a result of the accelerated depreciation expense taken beginning the third quarter of 1999 with respect to some of our customer premises telecommunications equipment.

     Net Loss Attributable to Common Stockholders. For 1999, we incurred a net loss attributable to common stockholders of $131.5 million, compared to $34.0 million for 1998. In addition to other items described in the preceding paragraphs, the principal reasons for the increase in our net loss attributable to common stockholders as compared to prior periods related to:

     -    the accelerated depreciation in the third quarter of 1999

     -    the increase in our provision for doubtful accounts

     - our foreign exchange losses caused by the devaluation of the Brazilian real against the U.S. dollar

     - accrued dividends of $14.0 million on our preferred stock, compared to $10.0 million during 1998

1998 COMPARED TO 1997

     Revenues. Revenues for 1998 totaled $208.1 million, compared to $161.1 million for 1997, a $47.0 million increase from revenues for 1997. The following table shows our revenues by operating subsidiary, including intercompany amounts) for 1998 and 1997:

                                                    YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                    1997              1998
                                                ------------      ------------
                                                        (IN THOUSANDS)
IMPSAT Argentina..........................       $   90,942        $  100,541
IMPSAT Colombia...........................           50,099            60,447
IMPSAT Venezuela..........................            9,242            15,436
IMPSAT Ecuador............................            5,716            10,433
IMPSAT Mexico.............................            1,776             4,479
IMPSAT Brazil.............................             --               3,876
Mandic....................................             --               8,246
IMPSAT USA................................            7,912            14,594

     The increase in IMPSAT Argentina's revenues in 1998 was primarily attributable to increased revenues from Internet services, as described below.

     Excluding customers of our Internet and our fax store and forward services, we had a total of 1,467 customers at December 31, 1998, compared to 1,192 customers at December 31, 1997. During 1998, we commenced our operations in Brazil. At December 31, 1998, IMPSAT Brazil had a total of 48 customers, compared to 21 customers at the end of the second quarter of 1998.

     Our net revenues in 1998 increased principally from growth in our network services other than our VSAT based services. Revenues from VSAT services during 1998 totaled $56.7 million, a decrease of $0.7 million, or 1.2%, from 1997. As a percentage of our net revenues, revenues from VSAT services declined to 27.3% for 1998 from 35.7% in 1997, reflecting downward pressure on the prices for our VSAT services. Revenues from Dataplus services for 1998 totaled $45.7 million, an increase of $8.1 million, or 21.6%, from 1997. Revenues from Minidat services for 1998 totaled $2.3 million compared to revenues of $17,000 in 1997. In addition, our revenues from newer network service offerings such as Minidat, increased significantly during 1998. At December 31, 1998, we had installed 763 Minidat microstations compared to installations of 119 Minidat microstations at December 31, 1997.

     In 1998, competitive pressures, including lower pricing, resulted in relatively flat revenues from Argentina's network service offerings. IMPSAT Argentina's revenues from VSAT and Dataplus services for 1998 totaled $37.6 million and $23.5 million, respectively, an increase of $1.7 million, or 4.7%, and a decrease of $0.1 million, or 0.6%, from 1997.

     Internet service revenues totaled $21.1 million in 1998, as compared to $7.7 million for 1997. At December 31, 1998, we had in excess of 79,000 retail Internet customers and 241 corporate Internet customers, compared to 19,000 retail Internet customers and 45 corporate Internet customers at December 31, 1997. Mandic's net revenues from Internet services in 1998 (after our acquisition) totaled $8.3 million. IMPSAT Argentina's net revenues from Internet services in 1998 totaled $6.1 million, an increase of $1.8 million, or 41.4%, from 1997.

     As part of net revenues, we recorded revenues of $4.7 million from certain equipment sales in 1998 and $3.1 million in 1997.

     Direct Costs. Our direct costs totaled $67.4 million, an increase of $15.7 million, or 27.4%, from 1997. Of total direct costs for 1998, $32.0 million related to the operations of IMPSAT Argentina and $17.3 million related to IMPSAT Colombia (compared to $32.2 million at IMPSAT Argentina and $13.6 million at IMPSAT Colombia in 1997).

               (1) Contracted Services. Our contracted services costs totaled $20.5 million, compared to $16.8 million in 1997. Of this amount, our maintenance costs totaled $12.7 million, an increase of $6.0 million from 1997, and our installation costs totaled $7.6 million, compared to $4.7 million in 1997.

               (2) Other Direct Costs. Other direct costs were $14.6 million in 1998, compared to $12.5 million in 1997. Of this total, sales commissions paid to third party sales representatives equaled $6.8 million, compared to $5.7 million in 1997. Sales commissions increased in 1998 as a result of new private telecommunications network services contracts that we obtained in 1998 through the use of third-party sales representatives.

               Other direct costs also reflected an increase in our provision for doubtful accounts. On a company-wide basis, we recorded a provision for doubtful accounts of $5.3 million, compared to $3.3 million in 1997, as a result of payment arrears experienced by certain customers in Argentina, Colombia and Ecuador and our change in policy for provisioning doubtful accounts. Of this amount, IMPSAT Argentina recorded a provision for doubtful accounts of $3.5 million, in comparison to a provision of $2.7 million in 1997.

               (3) Leased Capacity. Our leased capacity payments totaled $28.7 million, an increase of $9.4 million, or 49.0%, from 1997. IMPSAT Argentina's leased capacity payments totaled $10.6 million, an increase of $1.0 million, or 10.6%, from 1997. We had approximately
          650.0 MHz of leased satellite capacity at December 31, 1998 and approximately 412.6 MHz at December 31, 1997. The expansion of our satellite capacity was primarily attributable to contractually scheduled increases in satellite capacity to match anticipated growth in the total number of Dataplus earth stations which, because of their greater transmission capacity and bandwidth requirements compared to VSAT, use larger amounts of satellite capacity.

               (4) Cost of Equipment Sold. We incurred costs of equipment sold of $3.7 million, compared to $3.1 million in 1997.

     Salaries and Wages. Salaries and wages totaled $38.2 million, an increase of $9.1 million, or 31.2%, from 1997. We increased the salaries and wages of our personnel to match market rates and increases in costs of living. The increase also reflects the acquisitions during the second quarter of 1998 of IMPSAT Brazil and Mandic, which had 119 and 67 employees, respectively, at December 31, 1998. Salaries and wages paid with respect to IMPSAT Brazil and Mandic for 1998 totaled $3.6 million and $1.1 million, respectively. We maintained a total of 1,029 employees at December 31, 1998, compared to 669 employees at December 31, 1997. Of our total employees at December 31, 1998, 28 individuals were assigned to the Broadband Network. Salaries and wages for 1998 relating to the Broadband Network totaled $0.5 million.

     Selling, General and Administrative Expenses. We incurred SG&A expenses of $38.7 million, an increase of $10.4 million, or 36.9%, compared to 1997. This increase was principally due to SG&A expenses incurred by our two new subsidiaries, IMPSAT Brazil and Mandic.

     SG&A expenses at IMPSAT Argentina totaled $16.9 million, an increase of $1.2 million, or 7.6%, compared to 1997. SG&A expenses at IMPSAT Brazil and Mandic for 1998 totaled $5.6 million and $2.2 million, respectively. We also incurred SG&A expenses of $1.9 million in 1998 in connection with the Broadband Network.

     Compared to 1997, the increase in our SG&A expenses also reflected a 141% increase in entertainment, advertising and promotion costs to $7.0 million compared to $2.9 million in 1997 relating to:

     -    our expansion of operations into Brazil

     - promotion campaigns for our newer services, including Internet, Conexia (electronic HMO benefit verification) and Telecampus (video conference distance learning)

     -    consultant fees relating to our exploration of a new public image

     -    related travel and entertainment expenses

In addition, the increase in our SG&A expenses reflected increased expenses for legal, tax and consultancy advice ($7.1 million compared to $5.2 million for 1997) with respect to the financing and expansion of our operations, including the acquisitions of IMPSAT Brazil and Mandic and the development of plans for the Broadband Network.

     Depreciation and Amortization. Our depreciation and amortization expense totaled $36.9 million, representing an increase of $8.3 million, or 28.9%, compared to 1997.

     Interest Expense, Net. Our net interest expense totaled $44.7 million, consisting of interest expense of $49.4 million and interest income of $4.7 million. Net interest expense for 1998 increased $20.4 million, or 84.2%, from 1997. The increase in net interest expense was primarily attributable to our increased indebtedness, which increased from $220.1 million as of December 31, 1997 to $419.7 million as of December 31, 1998. This increased indebtedness related primarily to our 12 3/8% note offering in June 1998. The average interest rate on our indebtedness for 1998 was 14.0%, compared to 11.9% for 1997.

     Provision for Income Taxes. We recorded a provision for income taxes of $3.8 million, compared to $5.3 million for 1997. IMPSAT Argentina did not record a provision for income taxes in 1998, compared to $3.2 million for 1997. This reduction was attributable to carry-forward losses of Resis S.A., a wholly owned subsidiary of the company that was merged into IMPSAT Argentina in November 1998, that IMPSAT Argentina used to offset its income tax liability in 1998.

     Net Loss Attributable to Common Stockholders. We incurred a net loss attributable to common stockholders of $34.0 million, an increase of $26.4 million, compared to 1997. The principal reasons for the increase were:

     -    the increase in our provision for doubtful accounts

     - increased interest expense attributable to our increased indebtedness as a result of our 12 3/8% note offering

     -    the incurrence of a net loss of $7.6 million by IMPSAT Brazil in 1998

     - the effect of accrued dividends of $10.0 million on the preferred stock during 1998


LIQUIDITY AND CAPITAL RESOURCES

     We will continue to make significant capital expenditures in the next several years in connection with the Broadband Network, the further development of our operations in Brazil and new customer accounts (for which we install our equipment on customer premises). We also have, and will continue to have, substantial interest expense.

     At December 31, 1999, we had total cash and cash equivalents of $97.5 million. Our cash and cash equivalents relate principally to:

     -    unused proceeds from our 12 3/8% note offering in June 1998

     - unused proceeds of our $125 million equity private placement to British Telecommunications in April 1999

     - advances from Global Crossing totaling approximately $23.2 million in respect of our ongoing construction of a terrestrial portion of their South American network

     On February 4, 2000, we completed our initial public offering and the British Telecommunications private placement. The net proceeds from these offerings totaled approximately $228.8 million. On February 11, 2000, we completed the private placement of our $300 million aggregate principal amount of Notes due 2005, pursuant to Rule 144A under the Securities Act of 1933.

     Our budget contemplates that we will need approximately $246.1 million during 2000 (including amounts spent to date) for capital expenditures related to the Broadband Network in Argentina and Brazil. In October 1999, we executed definitive agreements with Nortel for long term vendor financing commitments of up to approximately $297 million, which we can use to pay for Nortel's construction of the segments of our Broadband Network in Argentina and Brazil. In addition, we are negotiating a vendor financing agreement of approximately $20 million with Lucent Technologies, Inc. as part of our agreement to purchase Lucent fiber optic cable for the long-haul portions of the Broadband Network in Argentina. In the future, we may reduce the commitments from Nortel under the vendor financing agreements.

     We do not have any other commitments regarding financing of future expansion and development of the Broadband Network. As a result, any such expansion and development will depend upon our ability to obtain additional financing. If we are unable to obtain additional financing, we will not be able to maintain our levels of growth and market position in any of the countries in which we operate, which could have a material adverse effect on our results of operations.

     In addition, we anticipate that we will require approximately $148.2 million for other capital expenditures, including those related to our existing telecommunications business, customer equipment, and general infrastructure during 2000, and significant amounts thereafter.

     In 1999, our operating activities generated $3.9 million, compared with $16.7 million generated during 1998. Financing activities, principally our issuance of common stock to a subsidiary of British Telecommunications in April 1999, provided $139.3 million in net cash for 1999, compared with $191.5 million for 1998, principally related to our issuance of 12 3/8% notes in June 1998. During the 1999, we used $134.0 million net cash for investing activities, compared to $128.2 million for 1998. We had a cash balance of $97.5 million as of December 31, 1999.

     At December 31, 1999, we had leased satellite capacity with annual rental commitments of approximately $28.5 million through the year 2003. In addition, at December 31, 1999, we had commitments to purchase telecommunications equipment amounting to approximately $9.5 million.

YEAR 2000

     The year 2000 problem refers to the failure of installed computerized systems and software products to recognize or accept four digit date entries. In this case, systems that have date-sensitive features might, for example, recognize a date using "00" as the year 1900 rather than the year 2000. This problem could cause malfunctions in certain computer systems, software and databases with respect to dates after 1999, unless corrected.

     We continue to face risks to the extent that the business systems or products of our suppliers, satellite providers, customers and others with whom we transact business are not year 2000 compliant. In providing our services, our systems are required to communicate electronically with customer-owned systems with respect to a variety of functions. Failure of our customers' systems to be year 2000 compliant, particularly satellite providers, could impair our ability to perform these functions. Furthermore, if any of our suppliers cannot provide us with products, services or systems that meet the year 2000 requirements, our operating results could be materially adversely affected. We cannot assure you that the systems of our customers and suppliers will continue to be year 2000 compliant. We could be adversely affected by the year 2000 problem if we or our suppliers, customers and other businesses have not addressed this issue successfully.

     OUTLOOK

     We believe that we have entered 2000 with strong business fundamentals, and are positioned to build on our 1999 accomplishments. We have fully funded our operations until 2002 with approximately $830 million in available capital from our supplier financing agreement, recent initial public offering, and the placement of our Notes due 2005.

     During 2000, we will allocate our resources principally towards the development and roll-out of the Broadband Network. In this respect, we are in line with our projected schedule. As of February 15, 2000, we had already installed 1,054 route kilometers of ducts and 1,917 route kilometers of fiber. After the Broadband Network in Argentina and Brazil is completed, which we expect to be by year-end 2000, we will begin migrating existing customers to our new network. In addition, we estimate that our addressable market will expand significantly after that point. Growth occurring in the Latin American corporate data communications services market, as well as the ongoing liberalization of the Argentine and Brazilian telecommunications markets, gives us the opportunity to offer carrier's carrier and wholesale internet services to new market entrants.

     We expect our EBITDA margins during 2000 to decrease compared to prior periods because of the costs associated with developing our broadband strategy and the expansion of our operations in Brazil. In particular, such costs will include salaries and wages related to our staffing of our Brazilian operations and for our new broadband network, as well as leased links expenses driven by the increasing demand for bandwidth from our customers. In addition, we expect our network maintenance costs and SG&A expenses to increase significantly in future periods as we grow our operations in Brazil and further develop and implement the Broadband Network. We believe, however, that our increased emphasis on terrestrial fiber links, coupled with strict cost controls and aggressive pricing, will enable us to offset these projected margin pressures.

     From the year 2001 on, we expect margins to increase as we start bringing more customers to the Broadband Network and start enjoying increasing economies of scale. Until then, we look forward to further development of the Broadband Network and continued growth of our Brazilian operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statements schedules are set forth beginning on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS

     In accordance with its Bylaws, IMPSAT Fiber Networks, Inc. currently has ten members on its Board of Directors. In accordance with its Estatutos, IMPSAT Argentina currently has six members on its Board of Directors. Our company's board of directors are classified into three classes, which consist of, as nearly as practicable, an equal number of directors. The members of each class serve staggered three-year terms or until their earlier death, resignation or removal. The directors of IMPSAT Argentina will hold office until the next annual meeting of their respective stockholders and until successors of such directors have been elected and qualified, or until their earlier death, resignation or removal.

     The officers of IMPSAT Fiber Networks, Inc. are appointed by the Board of Directors. All officers hold office until their successors are elected and qualified, or until their earlier death, resignation or removal. The Chairman of the Board of Directors of IMPSAT Argentina is elected at the regular annual meeting of the Board of Directors. Officers of IMPSAT Argentina are appointed by its Board of Directors.

     No family relationship exists among any of our directors or executive officers, except that Lucas Pescarmona and Sofia Pescarmona, both directors of our company, are the children of Enrique M. Pescarmona, the Chairman of our board of directors.

     Set forth below are the names, ages and positions of directors and executive officers of our company and IMPSAT Argentina as of December 31, 1999. Executive officers of IMPSAT Fiber Networks, Inc. are employees of IMPSAT Argentina.

                    NAME                               AGE                                  POSITION
------------------------------------------------      -----          -------------------------------------------------------

Directors
Enrique M. Pescarmona...........................       58            Chairman of the Board; Director of IMPSAT Argentina
Ricardo A. Verdaguer............................       49            Director, President and Chief Executive Officer;
                                                                     Chairman of the Board of Directors of IMPSAT Argentina
Roberto A. Vivo.................................       46            Director, Deputy Chief Executive Officer; Director of
                                                                     IMPSAT Argentina
Alexander Rivelis...............................       59            Director and Vice President, Carrier's Carrier
Lucas Pescarmona................................       30            Director
Sofia Pescarmona................................       27            Director
Stephen R. Munger...............................       42            Director
Jeronimo Bosch..................................       28            Director
Geoffrey Almeida................................       47            Director
John McElligott.................................       48            Director

Executive Officers
Hector Alonso...................................       42            Chief Operating Officer
Guillermo Jofre.................................       44            Chief Financial Officer
Guillermo V. Pardo..............................       49            Vice President, Planning and Secretary
Jose R. Torres..................................       41            Vice President, Administration, Chief Accounting
                                                                     Officer; Director of IMPSAT Argentina
Rafael Carchak Canes............................       50            Vice President, Organizational Development
Alejandro Suarez del Cerro......................       46            Vice President, Internet
Jaime Vinocur...................................       54            Vice President, Project Execution
Rodolfo Arroyo..................................       41            Chief Information Officer
Marcelo Girotti.................................       35            President and Director of IMPSAT Argentina
Mariano Torre Gomez.............................       50            President of IMPSAT Colombia
Mauricio Ceballos...............................       35            President of IMPSAT Venezuela
Heliodoro Londono...............................       43            President of IMPSAT Mexico
Norberto D. Musante.............................       42            President of IMPSAT Ecuador

                    NAME                               AGE                                  POSITION
------------------------------------------------      -----          -------------------------------------------------------

Mauricio G. Klau................................       38            President of IMPSAT USA
Daniel V. Hourquescos...........................       48            President of IMPSAT Brazil
Pedro O. Mayol..................................       60            Director of IMPSAT Argentina


     Biographies of Directors and Executive Officers

     Information with respect to the business experience and the affiliations of the current directors and executive officers of the Company is set forth below.

     Enrique M. Pescarmona has been Chairman of our board of directors since September 1994 and a member of the board of directors of IMPSAT Argentina since March 1994. Mr. Pescarmona is also Chairman of Corporacion IMPSA S.A. and Industrias Metalurgicas Pescarmona S.A.I.C. y F. (IMPSA). He is a director of Lagarde, S.A., Ingenieria y Computacion S.A., Mercantil Andina S.A., and TCA S.A., and is Vice President of Henri Lagarde S.A.

     Ricardo A. Verdaguer has been President, Chief Executive Officer and a member of our board of directors since September 1994. Mr. Verdaguer also served as President of IMPSAT Argentina from April 1988 until February 1990 and has served as Chairman of the board of directors of IMPSAT Argentina since 1990. Mr. Verdaguer served in a number of management positions with IMPSA from 1976 to 1988, including as manager of the contracts and construction department and manager of the commercial department. Mr. Verdaguer is also a director of El Sitio, Inc.

     Roberto A. Vivo has been Deputy Chief Executive Officer, Vice President, Marketing and a member of our board of directors since September 1994. Mr. Vivo also served as Marketing Director of IMPSAT Argentina from April 1988 to December 1994 and has been a member of the board of directors of IMPSAT Argentina since 1988. Mr. Vivo also serves as Chairman of the board of directors of El Sitio and of FAICSA, an Argentine company engaged in public construction projects.

     Alexander Rivelis has been Vice President of Carrier's Carrier and a member of our board of directors since December 1994. Mr. Rivelis also serves as a member of the board of directors of IMPSAT USA. Mr. Rivelis served as President of IMPSAT USA from 1995 to March 1996 and President of IMPSAT Colombia from 1991 to 1993.

     Lucas Pescarmona, a son of Enrique M. Pescarmona, has been a member of our board of directors since February 1996. From 1993 to 1995, he held various positions in the Buenos Aires, Argentina office of Arthur Andersen & Co. In 1995, he transferred to Tecnologica em Componentes Automotivos S.A., a Brazilian manufacturer of automotive parts that is part of the Pescarmona group, as the senior investment analyst in Brazil. Since 1997, Mr. Pescarmona has been principally engaged in the insurance arm of the Pescarmona group, where he is Manager of Business Development of Mercantil Andina.

     Sofia Pescarmona, a daughter of Enrique M. Pescarmona, has been a member of our board of directors since February 1996. Ms. Pescarmona is currently assistant to the Chief Executive Officer of IMPSAT Fiber Networks, Inc. From August 1994 to December 1997, Ms. Pescarmona held several positions in IMPSAT, including in the Internet unit and marketing department, and in the sales department of IMPSAT Argentina. Ms. Pescarmona has been a member of the board of directors of El Sitio since October 1999.

     Stephen R. Munger has been a member of our board of directors since March 1998. Mr. Munger is a Managing Director of Morgan Stanley Dean Witter and co-head of Morgan Stanley's worldwide mergers, acquisitions and restructuring department, as well as Co-Chairman of the investment committee of Princes Gate Investors II L.P. He joined Morgan Stanley in 1988 as a Vice President in the corporate finance department. He became a Principal in 1990 and a Managing Director in 1993. Mr. Munger has been a member of the board of directors of Destia Communications, Inc. since November 1997 and TVN Entertainment Corp. since December 1997.

     Jeronimo Bosch has been a member of our board of directors since September 1999. Mr. Bosch is an associate at Morgan Stanley Dean Witter Private Equity. Mr. Bosch joined Morgan Stanley Dean Witter in August 1997. From 1994 to 1997, he was employed by Salomon Brothers Inc. in its global mergers and acquisitions and Latin American corporate finance departments.

     Geoffrey Almeida has been a member of our board of directors since July 1999. Mr. Almeida is President of BT, Latin America. Mr. Almeida joined British Telecommunications in 1991 as Director of BT Property Ltd. Mr. Almeida has also served as Director of Business Planning and Director of Financial Planning and Control for the BT Group. Prior to joining British Telecommunications, Mr. Almeida was Group Finance Director at Parkdale Holdings PLC. Mr. Almeida serves on the board of directors of Bharti Cellular Limited, Maxis Berhad, BT INTERKOM Verwaltungs GmbH, BT Communications Services KK and Southgate Development Limited.

     John McElligott has been a member of our board of directors since July 1999. Mr. McElligott is Director of Corporate Finance and Financial Analysis at British Telecommunications. Since he joined British Telecommunications in 1992, Mr. McElligott has been head of group financial planning, Chief Financial Officer of Concert Communications Company and Finance Director of BT Networks. Mr. McElligott serves on the board of directors of Concert Communications Company, LG TelecCom Ltd. (Korea), StarHub Pte., Ltd. (Singapore) and Clear Communications Limited (New Zealand).

     Hector Alonso has been our Chief Operating Officer since September 1996 and was President of IMPSAT Colombia from September 1993 to August 1996. Prior to joining IMPSAT Colombia, Mr. Alonso had 14 years of experience in a variety of senior management positions with companies in the Pescarmona group.

     Guillermo Jofre has been our Chief Financial Officer since May 1995. Prior to joining IMPSAT, Mr. Jofre was Executive Vice President of Banque Indosuez in Argentina from 1993 to 1995 and had over ten years of experience in management positions with companies in Argentina, Germany and Switzerland. Mr. Jofre also serves as a member of the board of directors of the investment fund Bemberg Inversiones S.A.

     Guillermo V. Pardo joined our company in 1988 and has been our Vice President, Planning since January 1995. Mr. Pardo was previously Managing Director of the Guido Di Tella companies and has had over 20 years of experience in finance positions in a number of companies in Argentina and Spain. Mr. Pardo is a member of the board of directors of FAICSA and the Fundacion Torcuato Di Tella.

     Jose R. Torres has been our Vice President, Administration and Chief Accounting Officer since January 1995 and a Director of IMPSAT Argentina since 1990. Mr. Torres served as external auditor of the Mendoza Stock Exchange from 1982 to 1983. Mr. Torres previously worked as Assistant Finance Manager of IMPSA and as Finance Manager of IMPSAT Argentina until December 1994.

     Rafael Carchak Canes has served as Vice President, Organizational Development since August 1998 and has been a director of IMPSAT Argentina since May 1995. He was President of IMPSAT Argentina from May 1995 to August 1998. Prior to joining IMPSAT, Mr. Carchak served in a variety of management positions with Eveready over a 15 year period, including operations manager of Eveready Argentina from 1990 to 1992 and president of Eveready Argentina from 1992 to 1995, in which position Mr. Carchak had responsibility for Eveready's operations in Argentina, Paraguay and Chile.

     Alejandro Suarez del Cerro has been our Vice President, Internet since March 1997. Previously, Mr. Suarez del Cerro held a number of management positions with IMPSAT Argentina, including the positions of Technical Project Leader from 1988 to 1990, Technical Manager from 1990 to 1991, Development Manager from 1991 to 1994 and Vice President, Technology from 1995 to 1996. Mr. Suarez del Cerro was President of IMPSAT Brazil from 1996 to 1997.

Jaime Vinocur has been our Vice President, Project Execution since September 1998. Previously, Mr. Vinocur held several managerial positions, including Senior Project Manager, at Techint, a leading Argentine construction company. During his 26 year tenure at Techint, Mr. Vinocur acquired extensive experience in the deployment of infrastructure for utility and telecommunications companies.

     Rodolfo Arroyo has been our Chief Information Officer since February 2000. Before that, Mr. Arroyo was President of IMPSAT Ecuador since March 1997, after joining IMPSAT Ecuador as a general manager in April 1996. From the end of 1991 until April 1996, Mr. Arroyo was employed in several different capacities at IMPSAT Colombia.

     Marcelo Girotti has been President of IMPSAT Argentina since August 1998. Mr. Girotti joined IMPSAT Argentina in 1992 where he has held several managerial positions, including Business Manager of the Interior Unit from 1992 to 1996, Manager of Special Accounts from 1996 to 1997 and Business Manager of the value-added unit from 1997 to 1998.

     Mariano Torre Gomez has been President of IMPSAT Colombia since July 1999. Mr. Torre was President of IMPSAT Venezuela from April 1997 to July 1999. Mr. Torre was President of IMPSAT Ecuador for two years prior to his transfer to IMPSAT Venezuela. Before that, Mr. Torre served four years at IMPSAT Argentina in the commercial and new licenses departments. Mr. Torre has served in a variety of positions involving engineering, production, planning, business development and new markets for companies in the Pescarmona group over a period of 17 years.

     Mauricio Ceballos has been President of IMPSAT Venezuela since July 1999. Mr. Ceballos was Vice President of administration and finance of IMPSAT Venezuela from 1997 to July 1999. Before joining IMPSAT in 1997, Mr. Ceballos worked as Director of Planning and Marketing at Fiduciaria Bolsa de Medellin S.A., a trust company, from 1991 to 1993 and as Vice President of International and Special Business at Fiduciaria Suramericana y BIC S.A., another trust company, from 1993 to 1997.

     Heliodoro Londono has been President of IMPSAT Mexico since November 1998. Mr. Londono held several managerial positions at IMPSAT Colombia commencing in 1992, including Business Manager of the Financial Sector Unit, and Manager of Special Accounts.

     Norberto D. Musante has been President of IMPSAT Ecuador since February 2000 after joining IMPSAT Ecuador as Operational General Manager in July 1997. From February 1990 until July 1997, Mr Musante was employed in several different capacities at IMPSAT Argentina including Operational Manager from 1994 until 1995 and Vice President, Operations from 1995 until 1997.

     Mauricio Gabriel Klau has been President of IMPSAT USA since November 1998. Mr. Klau was president of IMPSAT Mexico from June 1997 to November 1998. Mr. Klau has also held several positions within IMPSAT Argentina and IMPSAT Mexico since he first joined the company in 1990.

     Daniel V. Hourquescos has been President of IMPSAT Brazil since March 1997. Mr. Hourquescos joined IMPSAT in 1990 and has held several positions, including General Manager of IMPSAT Argentina from March 1993 to April 1995.

     Pedro O. Mayol has been a member of the Board of Directors of IMPSAT Argentina since 1990. He also serves as a member of the Board of Directors of several other Argentine corporations, including Lagarde S.A., ICSA, TCA, Mercantil Andina S.A., CORIM and IMPSA. Mr. Mayol, who is a brother-in- law of Enrique Pescarmona, is an architect.

COMMITTEES OF THE BOARD OF DIRECTORS

     In January 2000, we established a compensation committee and an audit committee. The compensation committee, composed of a majority of non-employee directors, will establish salaries, incentives and other forms of compensation for our directors and officers and recommend policies relating to our benefit and stock option plans. The compensation committee is currently constituted by Mr. Enrique Pescarmona, Mr. Stephen Munger and Mr. John McElligott. The audit committee, composed of non-employee directors, oversees the engagement of our independent auditors and, together with our independent auditors, will review our accounting practices, internal accounting controls and financial results. The audit committee is currently constituted by Mr. Geoffrey Almeida, Mr. Stephen Munger and Mr. Jeronimo Bosch.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Board members do not receive any cash fees for their service on the Board or any Board committee, but they are entitled to reimbursement of all reasonable out-of-pocket expenses incurred in connection with their attendance at Board and Board committee meetings.

SUMMARY COMPENSATION TABLE

     The following tables set forth the compensation paid or accrued to the chief executive officer and the four most highly compensated other executive officers receiving over $100,000 per year for services rendered of each of the Company and IMPSAT Argentina during 1999 (we refer to these individuals as the named executive officers).

                       NAME AND
                  PRINCIPAL POSITION                                                    ANNUAL COMPENSATION
                  ------------------                        ------------------------------------------------------------------------
                                                                                                       SECURITIES
                                                                                                       UNDERLYING    OTHER ANNUAL
                     OUR COMPANY                              YEAR         SALARY     BONUS(1)          OPTIONS      COMPENSATION
                     -----------                              ----         ------     --------          -------      ------------
Enrique M. Pescarmona................................         1999         353,745    $240,000          47,362            --
Chairman of the Board

Ricardo A. Verdaguer.................................         1999         449,800     300,000          47,362            --
President and Chief Executive Officer

Roberto Vivo.........................................         1999         360,100     240,000          37,890            --
Director, Deputy Chief Executive Officer and Vice
President, Marketing

Hector Alonso........................................         1999         260,000     150,000          27,470            --
Chief Operating Officer

Daniel Hourquescos...................................         1999         242,291      74,100          15,156       $71,954(2)
President of IMPSAT Brazil

                   IMPSAT ARGENTINA
                   ----------------
Marcelo Girotti......................................         1999         189,000      42,500            --              --
President

------------------------

(1) Amounts in this column represent bonuses paid to the named executive officers in December 1999. This amounts relates to our 1998 operating results.

(2)  Annual housing allowance.

     The following table shows information regarding grants of options to purchase our common stock made by us during 1999 to each of the executive officers named in the summary compensation table above. We granted no stock appreciation rights during 1999. No stock options were exercised by the executive officers named in the summary compensation table above during 1999.

STOCK OPTION GRANTS

     We computed potential realizable values by first multiplying the number of shares of common stock subject to a given option by the option exercise price to determine the initial aggregate stock value. We then assumed that the initial aggregate stock value compounds at an annual 5% or 10% rate shown in the table for the entire ten-year term of the option to determine the final aggregate stock value. Finally, we subtracted from the final aggregate stock value the initial aggregate stock value to determine the potential realizable value. The 5% and 10% assumed annual rates of stock appreciation are mandated by the rules of the SEC and do not reflect our estimate or projection of future stock price growth. Actual gains, if any, on stock option exercises depend upon the actual future price of common stock and the continued employment of the option holders throughout the vesting period. Accordingly, the potential realizable values listed in this table may not be achieved.

                                                                                                     POTENTIAL REALIZABLE
                                                     PERCENT                                           VALUE AT ASSUMED
                                                    OF TOTAL                                         ANNUAL RATES OF STOCK
                                   NUMBER OF         OPTIONS                                          PRICE APPRECIATION
                                  SECURITIES         GRANTED                                            FOR OPTION TERM
                                  UNDERLYING           TO          EXERCISE                          ---------------------
                                    OPTIONS         EMPLOYEES        PRICE      EXPIRATION
             NAME                 GRANTED(1)         IN 1999       ($/SHARE)      DATE(2)           (5%)             (10%)
-----------------------------   ---------------- -------------   ------------  --------------  --------------   --------------
Enrique M. Pescarmona........        47,362         12.0%         $10.47              6/25/07   $    238,022     $    565,303
Ricardo A. Verdaguer.........        47,362         12.0           10.47              6/25/07        238,022          565,303
Roberto Vivo.................        37,890          9.6           10.47              6/25/07        190,420          452,247
Hector Alonso................        27,470          7.0           10.47              6/25/07        138,053          327,876
Daniel Hourquescos...........        15,156          3.9           10.47              6/25/07         76,168          180,899

----------

(1) Options granted in 1999 vest as to 10% on the first anniversary of the date of grant and as to an additional 30% on each anniversary thereafter. All options expire on December 31, 2007, unless sooner terminated under the terms of the stock option plan.

(2) Subject to earlier expiration, upon the occurrence of certain events, as provided in the stock option plan.

AGGREGATE OPTION EXERCISES DURING 1999 AND OPTION VALUES ON DECEMBER 31, 1999

     We have not included information on option exercises in 1999 by the executive officers named in the summary compensation table above or the value of those officers' unexercised options as of December 31, 1999, because there was no public market for our common stock in 1999.

STOCK OPTION PLANS

     1998 Stock Option Plan. On December 21, 1998, IMPSAT's board of directors and stockholders adopted the 1998 stock option plan, which provides for the grant to our officers, key employees, consultants, advisors, directors or affiliates of "incentive stock options" within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, stock options that are non-qualified for U.S. federal income tax purposes and stock appreciation rights. A copy of the 1998 stock option plan is included as Exhibit 10.1 to our 1998 Annual Report on Form 10-K filed with the SEC. The total number of shares of our common stock for which options may be granted pursuant to the 1998 stock option plan is 4,776,016, subject to certain adjustments reflecting changes in our capitalization. The 1998 stock option plan is currently administered by our compensation committee. The compensation committee determines, among other things, which of our officers, employees, consultants, advisors, affiliates and directors will receive options under the plan, the time when options will be granted, and the type of option (incentive stock options or non-qualified stock options, or both) to be granted. Options granted under the 1998 stock option plan are on such terms, including the number of shares subject to each option, the time or times when the options will become exercisable, and the option price and duration of the options, as determined by the compensation committee.

     The exercise price of incentive and non-qualified stock options is determined by the compensation committee, but may not be less than the fair market value of the common stock on the date of grant and the term of any such option may not exceed ten years from the date of grant.

     Payment of the option price must be made by cash or, in the sole discretion of the compensation committee, by promissory note, tender of shares of the common stock then owned by the optionee or, subject to certain conditions, the surrender to us of an exercisable option to purchase shares of common stock under the 1998 stock option plan. Payment of the option price may also be made by delivery to us, on a form prescribed by the compensation committee, of a properly executed exercise notice and irrevocable instructions to a registered securities broker approved by the compensation committee to sell the shares of common stock held by the optionee and promptly deliver cash to us. Options granted pursuant to the 1998 stock option plan are not transferable, except by will or the laws of descent and distribution in the event of death. During an optionee's lifetime, the option is exercisable only by the optionee or, in case of disability, by the optionee's legal representative.

     Pursuant to the terms of our stock options, if a change in control of our company occurs, all outstanding stock options become vested and fully exercisable.

     Our board of directors has the right at any time and from time to time to amend or modify the stock option plan, without the consent of our stockholders (unless otherwise required by law) or optionees; provided, that no such action may adversely affect options previously granted without the optionee's consent. The expiration date of the 1998 stock option plan, after which no option may be granted thereunder, is October 1, 2008.

     1999 Stock Option Plan. On January 5, 2000, IMPSAT's board of directors adopted the 1999 stock option plan, which provides for the grants to our key officers and employees of stock options that are non-qualified for U.S. federal income tax purposes. A copy of the 1999 stock option plan is filed as an exhibit to the registration statement relating to the initial public offering of our common stock. The terms of the 1999 stock option plan are otherwise identical to those of the 1998 stock option plan except that:

     - The total number of shares of our common stock for which options may be and were granted pursuant to the stock option plan is 355,214

     -    The exercise price is $1.69 per share of common stock

     - Ten percent, twenty percent, thirty percent and forty percent of the options granted vest on the fourth, fifth, sixth and seventh anniversaries, respectively, of the date of grant or upon a change of control of our company

     -    The expiration date of the 1999 stock option plan is January 5, 2010

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Stephen Munger, who is a member of our board of directors and a member of our compensation committee and our audit committee, is the Co-Chairman of the Investment Committee of Princes Gate Investors II L.P. Princes Gate is an affiliate of Morgan Stanley & Co. Incorporated, the Placement Agent in this offering. In 1999, we paid commissions of $4.0 million to Morgan Stanley in connection with our private placement of shares of our common stock to Nunsgate Limited. Princes Gate and certain other affiliates of Morgan Stanley Dean Witter (whom we refer to as the Morgan Stanley investors) own 14,917,915 shares of our common stock.

     Mr. Roberto Vivo, who is our Deputy Chief Executive Officer, is a member of the compensation committee of the board of directors of El Sitio. We own an approximately 15.3% equity interest in El Sitio.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Our company was privately held until January 31, 2000. Our compensation committee, which is comprised of Mr. Enrique Pescarmona, Mr. Stephen Munger and Mr. John McElligott, was not established until January, 2000, shortly before we became a public corporation. Accordingly, no report of our compensation committee on executive compensation was prepared for 1999 or is included in this Report.

PERFORMANCE GRAPH

            We have not included a stock price performance graph in this document since there was no public market for our common stock during 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and the accompanying notes set forth certain information concerning the beneficial ownership of IMPSAT Fiber Networks, Inc.'s capital stock and IMPSAT Argentina's common stock as of March 15, 2000 by (i) each person who owned of record, or was known to own beneficially, more than five percent of any class of IMPSAT Fiber Networks, Inc.'s capital stock or IMPSAT Argentina's common stock, (ii) each director, (iii) each named executive officer and (iv) all directors and executive officers as a group. Except as otherwise indicated, each person listed in the table has informed us that such person has (i) sole voting and investment power with respect to such person's shares of capital stock and (ii) record and beneficial ownership with respect to such person's shares of capital stock.


                                                                                   SHARES BENEFICIALLY
                                                                                            OWNED
                                                                                  -----------------------
     NAME AND ADDRESS OF BENEFICIAL OWNER                                           NUMBER        PERCENT
---------------------------------------------------------------------------       ----------      -------
IMPSAT FIBER NETWORKS, INC. COMMON STOCK
Beneficial Owners of more than 5%
Nevasa Holdings Ltd.(1) ...................................................       42,366,878       46.3%
Princes Gate Investors II, L.P.(2) ........................................       11,934,332       13.1
Morgan Stanley Global Emerging Markets Private Investment Fund, L.P.(3)  ..        2,983,583        3.3
Nunsgate Limited(4) .......................................................       17,571,198       19.2
Suramericana Group(5) .....................................................        4,624,714        5.1
Directors and Executive Officers(1)
Enrique M. Pescarmona(1)(6) ...............................................       42,378,598       46.4
Ricardo A. Verdaguer(1)(7) ................................................           11,720          *

                                                                                   SHARES BENEFICIALLY
                                                                                            OWNED
                                                                                  -----------------------
     NAME AND ADDRESS OF BENEFICIAL OWNER                                           NUMBER        PERCENT
---------------------------------------------------------------------------       ----------      -------
Roberto A. Vivo(1)(8) .....................................................           10,536          *
Alexander Rivelis(1)(9) ...................................................           93,073          *
Sofia Pescarmona ..........................................................              700          *
Geoffrey Almeida(4) .......................................................            1,200          *
John McElligott(4) ........................................................            1,200          *
Hector Alonso(10) .........................................................            7,534          *
Daniel Hourquescos(11) ....................................................            3,494          *
All Directors and Officers as a Group
  (25 persons)(1) .........................................................       42,558,086       46.6

IMPSAT ARGENTINA COMMON STOCK
Beneficial Owners of more than 5%

IMPSAT Fiber Networks, Inc. ...............................................           14,755        100%
Directors and Executive Officers ..........................................                0          0
All Directors and Officers as a Group
  (7 persons) .............................................................                0          0

--------------------------------------

(*)   Less than 1%

(1) Nevasa Holdings is owned by CORIM, Militello Ltd. and Rotling International Corporation. The business address of Nevasa Holdings is Vanderpool Plaza, Wickham Cay I, Road Town, Tortola, British Virgin Islands.

- CORIM, an Argentine corporation that holds an 82.5% equity interest in Nevasa Holdings through its wholly owned British Virgin Island subsidiary, Telecommunication Worldwide Inc., is controlled by Mr. Enrique Pescarmona, the Chairman of our board of directors, and other members of the Pescarmona family. CORIM is a holding company for businesses engaged in a variety of activities including property, casualty and other insurance, heavy-steel capital goods, manufacturing auto parts and environmental services.

- Militello Ltd., a British Virgin Islands corporation, holds an 11.6% equity interest in Nevasa Holdings and is controlled by Mr. Roberto Vivo, our Deputy Chief Executive Officer.

- Rotling International Corporation, a British Virgin Islands corporation, holds a 5.8% equity interest in Nevasa Holdings and is controlled by Mr. Ricardo Verdaguer, our President and Chief Executive Officer.

     The business address of each of our executive officers and directors is c/o IMPSAT Fiber Networks, Inc., Alferez Pareja 256 (1107), Buenos Aires, Argentina, unless otherwise noted herein.

(2) These are shares of common stock owned by Princes Gate and affiliates of Princes Gate over which Princes Gate has sole voting power. The business address of Princes Gate is Princes Gate Investors II, L.P., 1585 Broadway, 36th Floor, New York, NY 10036. Mr. Stephen Munger, who is the Co-Chairman of the Investment Committee of Princes Gate and a member of our board of directors, disclaims voting or dispositive power over the shares of our common stock owned by Princes Gate and its affiliates.

(3) These are shares of common stock owned by MSGEM and Morgan Stanley Global Emerging Markets Private Investors, L.P. over which MSGEM has sole voting power. The business address of each of these persons is c/o Morgan Stanley Global Emerging Markets Private Investment Fund, L.P., 1221 Avenue of the Americas, 33rd Floor, New York, NY 10020. Mr. Jeronimo Bosch, who is an associate at Morgan Stanley Dean Witter Private Equity and a member of our board of directors, disclaims voting or dispositive power over the shares of our common stock owned by MSGEM.

(4) The business address of Nunsgate Limited is Queen Victoria Street, Queen Victoria House, Douglas Im12lS, Isle of Man. Mr. John McElligott and Mr. Geoffrey Almeida, each of whom is an officer of British Telecommunications and a designee of

     Nunsgate Limited to our board of directors, disclaim voting or dispositive power over the shares of our common stock owned by Nunsgate Limited.

(5) The Suramericana Group includes Portafolio de Inversiones Suramericana, Compania Suramericana de Inversiones Inmobiliarias y Avaluos, Suramericana de Inversiones and Compania Suramericana de Construcciones, the investment and construction arms of the Sindicato Antioqueno, which was formed in Medellin, Colombia in the mid-1970s, and is a group of over 100 companies related through cross-ownerships and interlocking directorates. The business address of the Suramericana Group is Carrera 64B # 49A30, Medellin, Colombia.

(6) Includes 42,366,878 shares of common stock owned by Nevasa Holdings, of which Mr. Pescarmona may be deemed to be the beneficial owner because he controls CORIM, which owns 82.5% of the voting stock of Nevasa Holdings and 5,920 shares of common stock issuable under options that are presently exercisable.

(7) Includes 5,920 shares of common stock issuable under options that are presently exercisable.

(8) Includes 4,736 shares of common stock issuable under options that are presently exercisable.

(9) Includes 1,894 shares of common stock issuable under options that are presently exercisable.

(10) Includes 3,434 shares of common stock issuable under options that are presently exercisable.

(11) Includes 1,894 shares of common stock issuable under options that are presently exercisable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OVERVIEW

     In the normal course of business, we provide private telecommunications network services to companies in which the following persons have an interest:

     - Corporacion IMPSA S.A. (CORIM), a corporation for which Mr. Enrique Pescarmona serves as the Chairman of the board of directors

     - members of the Pescarmona family (including Mr. Enrique Pescarmona, Mr. Lucas Pescarmona and Ms. Sofia Pescarmona, members of our board of directors)

     -    El Sitio, a corporation in which

          -    we have an approximately 15.3% equity interest

          - affiliates of Mr. Roberto Vivo and Mr. Ricardo Verdaguer have equity interests

          - Mr. Roberto Vivo is Chairman of the board of directors and a member of its compensation committee

          -    Mr. Ricardo Verdaguer and Ms. Sofia Pescarmona are directors

     -    affiliates of the Suramericana Group

     Total telecommunications services provided by us during 1999 to:

     - companies in which CORIM or members of the Pescarmona family have an interest totaled approximately $1.0 million

     -    El Sitio subsidiaries totaled approximately $281,000

     - companies affiliated with the Suramericana Group totaled approximately $9.7 million

     The following is a description of our most significant transactions with entities affiliated with CORIM, the Suramericana Group and El Sitio during 1999. Although we believe that transactions with our affiliates are generally conducted on an arm's length basis, conflicts of interest are inherent in these transactions.

CORIM

     Our company provides telecommunications services to:

     - IMPSA, a company controlled by CORIM. IMPSA produces heavy steel capital goods, including hydromechanical equipment and cranes and engages in other businesses including auto parts manufacturing and general environmental services. Telecommunications services provided to IMPSA during 1999 totaled approximately $315,000. During the same period, IMPSA provided services to IMPSAT Argentina totaling approximately $56,000.

     - TCA, a company controlled by CORIM and IMPSA. TCA produces wire harnesses for automobile electrical systems and coil springs for automobile suspension systems in Argentina and Brazil.
          Telecommunications services provided to TCA during 1999 totaled approximately $69,000.

     - Mercantil Andina S.A., an insurance company owned by CORIM and members of the Pescarmona family. Telecommunications services provided to Mercantil Andina S.A. during 1999 totaled approximately $453,000. In addition, Mercantil Andina acts from time to time as an insurance broker and an insurer for IMPSAT Argentina. IMPSAT Argentina paid premiums to Mercantil Andina totaling approximately $338,000.

     - Puerto Seco, S.A., a company controlled by CORIM and IMPSA that produces wire harnesses for automobile electrical systems and coil springs for automobile suspension systems in Argentina and Brazil. Telecommunications services provided to Puerto Seco during 1999 equaled $69,000.

     - Lagarde S.A., a company owned by members of the Pescarmona family that owns and operates a winery in the Mendoza area of Argentina. Telecommunications services provided to Lagarde S.A. for 1999 equaled $45,000. In addition, Lagarde S.A. provided wine products to IMPSAT Argentina totaling approximately $115,000 during 1999.

SURAMERICANA GROUP

     Representatives of the Suramericana Group serve as directors of IMPSAT Colombia and IMPSAT Venezuela. During 1999, the total dollar amount of telecommunications services rendered to the Suramericana Group totaled approximately $9.7 million, the most significant of which were as follows:

                                             (in thousands)
Suramericana de Seguros (insurance) ........     $  555,000
Corporacion Financiera Nacional y
Suramericana S.A. (Corfinsura) (finance) ...        188,000

                                             (in thousands)
Susalud (health services) ..................         82,000
Sufinanciamiento (finance) .................        171,000
Proteccion (pension fund) ..................        332,000
Suleasing (finance) ........................         89,000
Corporacion Nacional de Ahorro y
Vivienda (finance) .........................      4,057,000
Suvalor (insurance) ........................        124,000
Industrias Noel (food products) ............        423,000
Acerias Paz del Rio (steel works) ..........        102,000
Almacenes Exito (food products) ............        162,000
BanColombia (finance) ......................      2,359,000

     During 1999, IMPSAT Venezuela provided telecommunications services to Cadena de Tiendas Venezolanas S.A., which totaled approximately $827,000.

     Corfinsura and BanColombia are creditors of IMPSAT Colombia. As of December 31, 1999, IMPSAT Colombia was indebted to Corfinsura in the amount of approximately $7.0 million and to BanColombia in the amount of approximately $2.8 million. The total interest paid for 1999 was approximately $12.1 million.

     Suramericana de Seguros acts from time to time as an insurance broker and an insurer for IMPSAT Colombia. IMPSAT Colombia paid premiums to Suramericana de Seguros totaling approximately $409,000 in 1999.

     Certain other companies within the Suramericana Group, including Suleasing, provide financial leasing services to IMPSAT Colombia. Our total indebtedness to Suleasing as of December 31, 1999 was approximately $8.4 million and the total interest paid in 1999 was approximately $632,000.

     Other payments made by IMPSAT Colombia to companies of Suramericana Group in 1999 included: payments of approximately $352,000 to Proteccion for pension fund services; total payments to Susalud of approximately $128,000 for health benefit services, and payments of approximately $298,000 to Sodexho Pass for employee luncheon services.

EL SITIO

     We provide telecommunications services to El Sitio, Inc. During 1999, the total value of telecommunications services we rendered to El Sitio was approximately $281,000. During the same period, El Sitio charged us $164,928 for advertising services on their Web pages.

     On August 4, 1999, we entered into an agreement with El Sitio for the sale of our retail Internet businesses in Argentina, Brazil and Colombia for approximately $21.5 million and our purchase of shares of El Sitio's 8% convertible redeemable preferred stock for $21.5 million. In connection with these transactions, El Sitio has entered into telecommunications services agreements under which our subsidiaries will provide El Sitio with telecommunication networks to access the Internet backbone. El Sitio, a British Virgin Islands corporation, is an Internet content and Internet service provider headquartered in Argentina that has operations in Brazil, Mexico, Uruguay and the United States. The Brazil transaction contemplated by the El Sitio Framework Agreement was consummated on October 6, 1999 and the Argentina transaction was concluded on November 5, 1999. We anticipate that the Colombia transaction will close during April 2000. Upon the consummation of El Sitio's initial public offering in December 1999, our shares of El Sitio's preferred stock were automatically converted into 15.4% of El Sitio's common stock.

MORGAN STANLEY INVESTORS

     Series A Preferred Stock Issuance. Pursuant to a series of transactions, on March 19, 1998, we issued and sold $125 million of our preferred stock to the Morgan Stanley investors.

     The Morgan Stanley investors exercised their rights to convert 19,848 shares of our preferred stock into 14,917,915 shares of our common stock upon the closing of our initial public offering on February 4, 2000. No shares of our preferred stock are outstanding. Some of the principal rights the Morgan Stanley investors retain as holders of our common stock include the right to:

     - request that we sell their shares of our common stock in a public offering registered under the Securities Act, subject to certain conditions

     - include the common stock held by the Morgan Stanley investors in a public offering by us registered under the Securities Act, subject to certain conditions

     We paid commissions to Morgan Stanley of $4.0 million in 1999 in connection with the private placement of shares of our common stock to Nunsgate Limited. See "-- British Telecommunications."

BRITISH TELECOMMUNICATIONS

     On March 11, 1999, a share purchase agreement and related agreements were entered into among IMPSAT, Nevasa Holdings and Nunsgate Limited, a wholly owned subsidiary of British Telecommunications. Pursuant to the share purchase agreement, we agreed to issue 11,934,332 newly issued shares of our common stock to Nunsgate Limited for $125 million, and Nevasa Holdings agreed to sell 2,386,867 shares of our common stock to Nunsgate Limited for $25 million. These transactions were consummated on April 19, 1999. On February 4, 2000, Nunsgate Limited purchased from us an additional 2,850,000 shares of our common stock in a private placement to maintain its approximate ownership share in us after our initial public offering.

     We are a party to a shareholders agreement with Nevasa Holdings and Nunsgate Limited dated as of March 10, 1999, a copy of which has been filed as an exhibit to the registration statement relating to the initial public offering of our common stock. Pursuant to the terms of this shareholders agreement, as long as Nunsgate Limited owns 15% of our outstanding common stock (as determined on a fully-diluted basis) and subject to certain conditions, Nunsgate Limited has the right to nominate two members of our board of directors. Nevasa Holdings has agreed to vote for the two Nunsgate Limited nominees to our board of directors so long as Nunsgate Limited owns 15% of our outstanding common stock.

     As long as Nunsgate Limited owns 10% of our outstanding common stock (as determined on a fully-diluted basis) and subject to certain conditions, Nunsgate Limited has the right to:

     -    consult with management on matters relating to us

     -    inspect our books and records

     -    inspect our properties and operations

     As long as Nunsgate Limited owns 5% of our outstanding common stock (as determined on a fully-diluted basis), Nunsgate Limited has the right to:

     - request that we sell shares of common stock in a public offering registered under the Securities Act, subject to certain conditions

     - include common stock held by Nunsgate Limited in a public offering of our common stock registered under the Securities Act, subject to certain conditions

     - nominate one member to our board of directors and to have Nevasa Holdings vote for that nominee

     Nunsgate Limited has agreed to vote for Nevasa Holdings' nominees to our board of directors for so long as Nevasa Holdings is obligated to vote for Nunsgate Limited's nominees to our board of directors.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

Consolidated Financial Statements of IMPSAT Fiber Networks, Inc. and
Subsidiaries
     -    Consolidated Balance Sheets as of December 31, 1999 and 1998
     - Consolidated Statements of Operations and Comprehensive Loss for Each of the Three Years in the Period Ended December 31, 1999
     - Consolidated Statements of Stockholders' (Deficit) Equity for Each of the Three Years in the Period Ended December 31, 1999
     - Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1999

Consolidated Financial Statements of IMPSAT S.A. and Subsidiaries
     -    Balance Sheets as of December 31, 1999 and 1998
     - Statements of Income for Each of the Two Years in the Period Ended December 31, 1999, the One Month Period Ended December 31, 1997, and the Year Ended November 30, 1997
     - Statements of Stockholders' Equity for Each of the Two Years in the Period Ended December 31, 1999, the Year Ended December 31, 1997 (Period of One Month), and the Year Ended November 30, 1997
     - Statements of Cash Flows for Each of the Two Years in the Period Ended December 31, 1999, the One Month Period Ended December 31, 1997, and the Year Ended November 30, 1997

(a)(2) LIST OF SCHEDULES.

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

(b) REPORTS ON FORM 8-K.

          On March 15, 1999, a current report on Form 8-K was filed by the registrants to disclose the public announcement on March 11, 1999 that IMPSAT had entered into an agreement with British Telecommunications plc ("BT") pursuant to which BT would acquire a 20% stake in IMPSAT.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, March 30, 1999.


                                                 IMPSAT Fiber Networks, Inc.


                                                By: /s/ Ricardo A. Verdaguer
                                                    ------------------------
                                                  Ricardo A. Verdaguer,
                                                  President and Chief
                                                  Executive Officer

                                                  Date: March 30, 2000


                                                  IMPSAT S.A.


                                                By: /s/ Marcelo Girotti
                                                    -------------------
                                                  Marcelo Girotti
                                                  President

                                                  Date: March 30, 2000

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


        SIGNATURE                                   TITLE                                       DATE
-------------------------------    --------------------------------------------------    -----------------
/s/ Enrique M. Pescarmona          Chairman of the Board of Directors of IMPSAT
                                   Fiber Networks, Inc.                                     March 30, 2000

/s/ Ricardo A. Verdagaer           Director, President and Chief Executive Officer of
                                   IMPSAT Fiber Networks, Inc.                              March 30, 2000

/s/ Guillermo Jofre                Chief Financial Officer of IMPSAT Fiber
                                   Networks, Inc.                                           March 30, 2000

/s/ Jose R. Torres                 Vice President, Administration and Chief
                                   Accounting Officer of IMPSAT Fiber Networks, Inc.        March 30, 2000

/s/ Roberto Vivo                   Director and Deputy Chief Executive Officer of
                                   IMPSAT Fiber Networks, Inc.                              March 30, 2000

/s/ Alexander Rivelis              Director and Vice President, Carrier's Carrier of
                                   IMPSAT Fiber Networks, Inc.                              March 30, 2000

/s/ Lucas Pescarmona               Director of IMPSAT Fiber Networks, Inc.                  March 30, 2000

Sofia Pescarmona                   Director of IMPSAT Fiber Networks, Inc.                  March 30, 2000

/s/ Stephen R. Munger              Director of IMPSAT Fiber Networks, Inc.                  March 30, 2000

/s/ Jeronimo Bosch                 Director of IMPSAT Fiber Networks, Inc.                  March 30, 2000

Geoffrey Almeida                   Director of IMPSAT Fiber Networks, Inc.                  March 30, 2000

John McElligott                    Director of IMPSAT Fiber Networks, Inc.                  March 30, 2000

/s/ Mauricio Gabriel Klau          Attorney-in-Fact                                         March 30, 2000

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

       SIGNATURE                                TITLE                                              DATE
----------------------------    ----------------------------------------------------------    ---------------
/s/ Ricardo A. Verdaguer        Chairman of the Board of Directors of IMPSAT
                                Argentina                                                      March 30, 2000

/s/ Enrique M. Pescarmona       Director of IMPSAT Argentina                                   March 30, 2000

/s/ Roberto Vivo                Director of IMPSAT Argentina                                   March 30, 2000

/s/ Pedro Mayol                 Director of IMPSAT Argentina                                   March 30, 2000

/s/ Marcelo Girotti             Director of IMPSAT Argentina                                   March 30, 2000

/s/ Jose R. Torres              Director of IMPSAT Argentina (principal financial officer)     March 30, 2000

/s/ Jorge I. Marine             Manager, Administration of IMPSAT Argentina
                                (principal accounting officer)                                 March 30, 2000

/s/ Mauricio Gabriel Klau       Attorney-in-Fact                                               March 30, 2000

                                  EXHIBIT INDEX

  EXHIBIT NO.                         DESCRIPTION                                          PAGE NO.
  -----------   --------------------------------------------------------------------       --------
      4.1       Indenture for the Notes due 2005, dated as of February 16, 2000, between the Company, The Bank of New York, as Trustee, Registrar and
                Paying Agent, and Banque Internationale a Luxembourg S.A., as Paying
                Agent and Transfer Agent (including form of Note)

      4.2       Registration Rights Agreement, dated February 16, 2000, between the
                IMPSAT and Morgan Stanley & Co. Incorporated

     10.1       Placement Agreement dated as of February 16, 2000 between IMPSAT and
                Morgan Stanley & Co. Incorporated

     24.1.      Power of Attorney (included on the signature page hereto).

     27.1.      Financial Data Schedule

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of IMPSAT Fiber Networks, Inc.:

We have audited the accompanying consolidated balance sheets of IMPSAT Fiber Networks, Inc. and its subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive
(loss) income, stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for license and permit costs in 1998.

Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
March 17, 2000


                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS
                                                                                   DECEMBER 31,
                                                                            --------------------------
                                                                               1998            1999
                                                                            ---------        ---------
CURRENT ASSETS:
  Cash and cash equivalents .........................................       $  90,021        $  97,507
  Trade accounts receivable, net ....................................          46,974           52,176
  Other receivables .................................................          20,110           27,640
  Prepaid expenses ..................................................           1,994            1,703
                                                                            ---------        ---------
         Total current assets .......................................         159,099          179,026
                                                                            ---------        ---------
BROADBAND NETWORK, Net.;.............................................                           71,868
                                                                                             ---------
PROPERTY, PLANT AND EQUIPMENT, Net ..................................         330,726          310,330
                                                                            ---------        ---------
NON-CURRENT ASSETS:
  Trade account receivables, net ....................................           5,143
  Investments .......................................................          10,708          235,925
  Deferred financing costs, net .....................................          10,329            8,985
  Other non-current assets ..........................................          11,213           22,198
                                                                            ---------        ---------
         Total non-current assets ...................................          37,393          267,108
                                                                            ---------        ---------
TOTAL ...............................................................       $ 527,218        $ 828,332
                                                                            =========        =========

               LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable -- trade .........................................       $  32,416        $  53,678
  Broadband network vendor financing ................................                           46,219
  Short-term debt ...................................................          19,262           15,670
  Current portion of long-term debt .................................          21,138           23,007
  Accrued liabilities ...............................................          12,628           11,425
  Deferred income taxes, net ........................................             120           51,870
  Customer advances on broadband network ............................              --           23,200
  Other liabilities .................................................          12,346           18,081
                                                                            ---------        ---------
         Total current liabilities ..................................          97,910          243,150
                                                                            ---------        ---------
LONG-TERM DEBT, Net .................................................         379,292          399,415
                                                                            ---------        ---------
OTHER LONG-TERM LIABILITIES .........................................           3,446           16,406
                                                                            ---------        ---------
COMMITMENTS AND CONTINGENCIES (Note 15)
MINORITY INTEREST ...................................................          13,071            4,985
                                                                            ---------        ---------
REDEEMABLE PREFERRED STOCK, Convertible, Series A, 10%,
  cumulative dividend; 25,000 shares authorized, issued and
  outstanding; liquidation preference $5,961 per share ..............         135,018          149,035
                                                                            ---------        ---------
STOCKHOLDERS' (DEFICIT) EQUITY:
  Common Stock $0.01 par value; 103,836,800 shares
    authorized, 59,671,661 shares issued and
    outstanding at December 31, 1998,
    and 71,605,993 shares issued and outstanding at December 31, 1999             597              716
  Additional paid in capital ........................................         100,196          221,013
  Accumulated deficit ...............................................         (71,391)        (202,934)
  Treasury stock, 14,917,915 shares, at cost ........................        (125,000)        (125,000)
  Amount paid in excess of carrying value of assets acquired
    from related party ..............................................          (5,395)          (4,827)
  Accumulated other comprehensive (loss) income .....................            (526)         126,373
                                                                            ---------        ---------
         Total stockholders' (deficit) equity .......................        (101,519)          15,341
                                                                            ---------        ---------
TOTAL ...............................................................       $ 527,218        $ 828,332
                                                                            =========        =========


                See notes to consolidated financial statements.



                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT FOR LOSS PER SHARE AMOUNTS)

                                                         YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     1997             1998             1999
                                                  ---------        ---------        ---------
NET REVENUES FROM SERVICES:
  Network services ........................       $ 134,872        $ 162,616        $ 172,478
  Internet ................................           7,699           20,586           26,639
  Other ...................................          18,494           24,887           29,334
                                                  ---------        ---------        ---------
         Total net revenues from services..         161,065          208,089          228,451
                                                  ---------        ---------        ---------
COSTS AND EXPENSES:
  Direct costs:
         Contracted services ..............          16,774           20,466           26,769
         Other direct costs ...............          12,541           14,619           28,322
         Leased capacity ..................          19,230           28,660           44,750
         Cost of sold equipment ...........           3,137            3,665            5,187
                                                  ---------        ---------        ---------
                Total direct costs ........          51,682           67,410          105,028
                                                  ---------        ---------        ---------
  Salaries and wages ......................          29,109           38,198           46,174
  Selling, general and administrative .....          28,237           38,665           43,364
  Depreciation and amortization ...........          28,673           36,946          130,071
                                                  ---------        ---------        ---------
          Total costs and expenses ........         137,701          181,219          324,637
                                                  ---------        ---------        ---------
Operating income (loss) ...................          23,364           26,870          (96,186)
                                                  ---------        ---------        ---------
OTHER INCOME (EXPENSES):
  Interest expense, net ...................         (24,272)         (44,698)         (55,561)
  Net (loss) gain on foreign exchange .....            (276)             675           (8,042)
  Other (expense) income, net .............            (151)             760           15,305
                                                  ---------        ---------        ---------
         Total other expense ..............         (24,699)         (43,263)         (48,298)
                                                  ---------        ---------        ---------
LOSS BEFORE INCOME TAXES, CUMULATIVE EFFECT
  AND MINORITY INTEREST ...................          (1,335)         (16,393)        (144,484)
(PROVISION FOR) BENEFIT FROM INCOME TAXES..          (5,263)          (3,805)          20,733
                                                  ---------        ---------        ---------
LOSS BEFORE CUMULATIVE EFFECT AND MINORITY
  INTEREST ................................          (6,598)         (20,198)        (123,751)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX ...................              --           (1,269)              --
(INCOME) LOSS ATTRIBUTABLE TO MINORITY
  INTEREST ................................            (993)          (2,502)           6,225
                                                  ---------        ---------        ---------
NET LOSS BEFORE DIVIDENDS ON REDEEMABLE
  PREFERRED STOCK .........................          (7,591)         (23,969)        (117,526)
DIVIDENDS ON REDEEMABLE PREFERRED STOCK ...              --          (10,018)         (14,017)
                                                  ---------        ---------        ---------
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS ............................       $  (7,591)       $ (33,987)       $(131,543)
                                                  =========        =========        =========
NET LOSS PER COMMON SHARE:
  BASIC AND DILUTED .......................       $   (0.14)       $   (0.71)       $   (2.31)
                                                  =========        =========        =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  BASIC AND DILUTED .......................          53,594           47,983           54,447
                                                  =========        =========        =========


                See notes to consolidated financial statements.



                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME


                                                                 YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------
                                                           1997              1998            1999
                                                         ---------        ---------        ---------
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS ...................................       $  (7,591)       $ (33,987)       $(131,543)
OTHER COMPREHENSIVE LOSS, net of tax:
  Foreign currency translation adjustment ........              --             (526)          (1,724)
  Unrealized gain on available for sale investment              --               --          128,623
                                                         ---------        ---------        ---------
TOTAL ............................................              --             (526)         126,899
                                                         ---------        ---------        ---------
COMPREHENSIVE (LOSS) INCOME ......................       $  (7,591)       $ (34,513)       $  (4,644)
                                                         =========        =========        =========

                 See notes to consolidated financial statements



                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)



                                                               COMMON STOCK                  ADDITIONAL
                                                   ------------------------------------       PAID IN              ACCUMULATED
                                                      SHARES                  STOCK           CAPITAL               DEFICIT(*)
                                                   -----------             ------------       -------               ----------
BALANCE AT DECEMBER 31, 1996......................  46,030,457               $      461      $       77,290        $      (29,813)
  IMPSAT Argentina exchange (43.5%)                 13,641,204                      136              22,906
  Net loss for the year...........................                                                                         (7,591)
                                                   -----------               ----------      --------------        --------------
BALANCE AT DECEMBER 31, 1997......................  59,671,661                      597             100,196               (37,404)
  Acquisition of treasury stock................... (14,917,915)
  Dividends on redeemable preferred stock.........                                                                        (10,018)
  Amortization of amount paid in excess of
    carrying value of net assets acquired
    from related party............................
  Foreign currency translation
    adjustment....................................
  Net loss for the year...........................                                                                        (23,969)
                                                   -----------               ----------      --------------        --------------
BALANCE AT DECEMBER 31, 1998......................  44,753,746                      597             100,196               (71,391)
  Dividends on redeemable preferred
    Stock.........................................                                                                        (14,017)
  Common stock issuance...........................  11,934,332                      119             120,817
  Amortization of amount paid in excess of
    carrying value of net assets acquired
    from related party............................
  Unrealized gain on available for sale
    investment
  Foreign currency translation
    adjustment....................................
  Net loss for the year...........................                                                                       (117,526)
                                                   -----------               ----------      --------------        --------------
BALANCE AT DECEMBER 31, 1999......................  56,688,078               $      716      $      221,013        $     (202,934)
                                                   ===========               ==========      ==============        ==============




                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                                                 AMOUNT PAID
                                                                                 IN EXCESS OF
                                                                                   CARRYING
                                                                                     VALUE          ACCUMULATED
                                                                                 OF NET ASSETS         OTHER
                                                               TREASURY          ACQUIRED FROM     COMPREHENSIVE
                                                                 STOCK           RELATED PARTY     (LOSS) INCOME       TOTAL
                                                                 -----           -------------     -------------       -----
BALANCE AT DECEMBER 31, 1996..............................                                                          $      47,938
  IMPSAT Argentina exchange (43.5%)                                                                                        23,042
  Net loss for the year...................................                                                                 (7,591)
                                                                                                                    -------------
BALANCE AT DECEMBER 31, 1997..............................                                                                 63,389
  Acquisition of treasury stock...........................  $      (125,000)                                             (125,000)
  Acquisition of IMPSAT Brazil (Note 2)...................                     $        (5,679)                            (5,679)
  Dividends on redeemable preferred stock.................                                                                (10,018)
  Amortization of amount paid in excess of
    carrying value of net assets acquired
    from related party....................................                                 284                                284
  Foreign currency translation adjustment.................                                        $          (526)           (526)
  Net loss for the year...................................                                                                (23,969)
                                                            ---------------    ---------------    ---------------   -------------
BALANCE AT DECEMBER 31, 1998..............................         (125,000)            (5,395)              (526)       (101,519)
  Dividends on redeemable preferred
    stock.................................................                                                                (14,017)
  Common stock issuance...................................                                                                120,936
  Amortization of amount paid in excess of
    Carrying value of net assets acquired
    from related party....................................                                 568                                568
  Unrealized gain on available for sale
    investment                                                                                            128,623         128,623
  Foreign currency translation
    adjustment............................................                                                 (1,724)         (1,724)
  Net loss for the year...................................                                                               (117,526)
                                                            ---------------    ---------------    ---------------   -------------
BALANCE AT DECEMBER 31, 1999..............................  $      (125,000)   $        (4,827)   $       126,373   $      15,341
                                                            ===============    ===============    ===============   =============

----------

(*) Includes an appropriation of retained earnings amounting to $1,410, $1,622 and $1,890 in 1997, 1998 and 1999, respectively, to comply with legal reserve requirements in Argentina.



                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------------
                                                                    1997             1998             1999
                                                                  ---------        ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................       $  (7,591)       $ (23,969)       $(117,526)
  Adjustments to reconcile net loss to net cash provided by
    operating activities, net of acquisition:
    Cumulative effect of a change in accounting principle .                            1,269
    Amortization and depreciation .........................          28,673           36,946          130,071
    Deferred income tax provision (benefit) ...............           4,964             (127)         (23,790)
    Change in minority interest ...........................             993            2,502           (8,086)
    Changes in assets and liabilities:
      Increase in trade accounts receivable, net ..........         (13,627)         (10,128)          (5,202)
      Decrease in prepaid expenses ........................           1,671               75              291
      Increase in other receivables and other
        non-current assets ................................          (4,678)          (1,443)         (17,679)
      Increase in accounts payable -- trade ...............           4,627            4,204           20,212
      Increase in customer advances on broadband network ..                                            23,200
      Increase in accrued and other liabilities ...........           1,526            6,979            4,532
      Increase (decrease) in other long-term liabilities ..             581              432           (2,174)
                                                                  ---------        ---------        ---------
        Net cash provided by operating activities .........          17,139           16,740            3,849
                                                                  ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of broadband network ..........................                                           (11,833)
  Purchases of property, plant and equipment ..............         (55,028)        (107,461)         (97,388)
  Cash paid in Mandic S.A. acquisition, net ...............                           (8,485)          (3,700)
  Cash paid in IMPSAT Brazil merger .......................                           (5,679)
  Purchases of available for sale investment ..............                                           (21,527)
  (Increase) decrease in investment .......................          (3,052)          (6,530)             473
                                                                  ---------        ---------        ---------
        Net cash used in investing activities .............         (58,080)        (128,155)        (133,975)
                                                                  ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments on) borrowings from short-term debt .......          18,337          (31,358)          (3,592)
  Capital contribution from minority interest .............           1,537
  Proceeds from long-term debt, net of deferred financing
    costs .................................................          10,483          228,097           46,101
  Repayments of long-term debt ............................          (7,872)          (5,216)         (24,109)
  Proceeds from issuance of common stock, net .............                                           120,936
  Acquisition of treasury stock ...........................                         (125,000)
  Proceeds from issuance of redeemable preferred stock ....                          125,000
                                                                  ---------        ---------        ---------
        Net cash provided by financing activities .........          22,485          191,523          139,336
                                                                  ---------        ---------        ---------
EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH
  EQUIVALENTS .............................................                             (526)          (1,724)
                                                                  ---------        ---------        ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......         (18,456)          79,582            7,486
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ............          28,895           10,439           90,021
                                                                  ---------        ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..................       $  10,439        $  90,021        $  97,507
                                                                  =========        =========        =========

                                                                     (Continued)



                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                YEARS ENDED DECEMBER 31,
                                                                               ------------------------------------------------
                                                                                    1997                1998          1999
                                                                               ----------------    ------------    ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid............................................................      $      23,442     $    45,967     $     63,127
                                                                                 =============     ===========     ============
  Foreign income taxes paid................................................      $       1,375     $     1,901     $      1,751
                                                                                 =============     ===========     ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Increase in equipment in transit.........................................      $      (1,412)    $    (2,473)    $     (1,050)
                                                                                 =============     ===========     ============
  Common stock issued in exchange for an additional
    44% of IMPSAT Argentina................................................      $      23,043
                                                                                 =============
  Accrued dividends on redeemable preferred stock..........................                        $    10,018     $     14,017
                                                                                                   ===========     ============
  Fair value of net assets acquired in Mandic S.A.
    acquisition............................................................                        $     1,794
                                                                                                   ===========
  Rights of way agreements.................................................                                        $     15,134
                                                                                                                   ============
  Unrealized gain on available for sale investment, net of tax.............                                        $    128,623
                                                                                                                   ============
  Broadband network vendor financing.......................................                                        $     46,219
                                                                                                                   ============


                                                                     (Concluded)



                See notes to consolidated financial statements.



                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)


1. GENERAL

        IMPSAT Fiber Networks, Inc., a Delaware holding company (the "Company"), is a leading provider of private telecommunications network services in Latin America. The Company offers tailor-made, integrated telecommunications solutions, with an emphasis on data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. In addition, the Company is building an extensive pan-Latin American high capacity fiber optic network (the "Broadband Network"). The Company expects that the first phase of the Broadband Network (see Note 6), which will connect points across Argentina and Brazil, will be completed by December 2000.

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

        The Company was formed in August 1994 for the purpose of combining operating entities in Argentina, Colombia, and Venezuela, which were previously controlled by common ownership. The original operating entity was established in Argentina in 1990 under the name of IMPSAT S.A. ("IMPSAT Argentina"). Thereafter, operating entities were established in Colombia in 1992 ("IMPSAT Colombia") and in Venezuela in 1993 ("IMPSAT Venezuela"). Other operating subsidiaries have been created or acquired in Brazil, Chile, Ecuador, Mexico, Peru, and the United States.

        The Company's operating subsidiaries and percentages owned by the Company after the minority interest transactions described in Note 12 are as follows:


      Argentina               Impsat S.A.                                                     100.0%
      Argentina               Red Alternativa S.A.                                             67.0
      Brazil                  Impsat Comunicacoes Ltda.                                        99.9
      Chile                   Impsat Chile S.A.                                               100.0
      Colombia                Impsat S.A.                                                     100.0
      Ecuador                 Impsatel del Ecuador S.A.                                       100.0
      Mexico                  Impsat S.A. de C.V.                                              99.9
      Peru                    Impsat S.A.                                                     100.0
      USA                     Impsat USA, Inc.                                                100.0
      Venezuela               Telecomunicaciones Impsat S.A.                                  100.0

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

        Mandic S.A. - On April 20, 1998, the Company signed a definitive agreement to purchase a 75.1% interest in Mandic BBS Planejamento e Informatica S.A. ("Mandic S.A."), a Brazilian Internet access provider, for approximately $9.8 million. The initial stage of the acquisition of Mandic S.A., pursuant to which the Company acquired a 58.5% interest, was consummated on May 29, 1998, and the remaining 16.6% interest was acquired during November 1998. The acquisition was accounted for as a purchase. On July 28, 1999, the Company acquired the remaining 24.9% interest in Mandic S.A. for $3.7 million. The Company merged Mandic S.A. into Impsat Brazil on October 5, 1999 and Mandic S.A. ceased operations.

        Framework Agreement with El Sitio - On August 4, 1999, the Company entered into a Framework Agreement with El Sitio, Inc. ("El Sitio") for the sale of the Company's retail Internet businesses in Argentina, Brazil and Colombia for approximately $21.5 million and the purchase of shares of El Sitio's 8% convertible redeemable preferred stock for $21.5 million. In connection with these transactions, El Sitio will enter into telecommunications services agreements with IMPSAT Argentina, IMPSAT Brazil and IMPSAT Colombia under which these entities will provide El Sitio with telecommunication networks to access the Internet backbone. El Sitio, a British Virgin Islands corporation, is an Internet content and Internet service provider headquartered in Argentina that has other offices in Brazil, Mexico, Uruguay and the United States.

On October 6, 1999, IMPSAT Brazil sold its retail Internet business for $12.3 million to O Site Entretenimentos Ltda., a subsidiary of El Sitio. In addition, on the same date, the Company acquired 1,756,677 shares of El Sitio's 8% convertible redeemable preferred stock for $12.3 million. IMPSAT Brazil recorded a net gain on the sale of its retail Internet business of approximately $8.9 million, which is included in other (expense) income, net, in the accompanying 1999 statement of operations.

On November 5, 1999, IMPSAT Argentina consummated the sale of its retail Internet business to El Sitio for $6.2 million, of which $5.3 million was received on that date with the remainder due in 24 equal monthly installments. Simultaneously, the Company purchased 885,480 shares of El Sitio's 8% convertible redeemable preferred stock for $6.2 million. On November 12, 1999, the Company acquired an additional 428,458 shares of El Sitio's 8% convertible redeemable preferred stock for $3.0 million. IMPSAT Argentina recorded a net gain on the sale of its retail Internet business of approximately $5.0 million, which is included in other (expense) income, net in the accompanying 1999 statement of operations. The Company and El Sitio expect to consummate the sale of the Company's retail Internet business in Colombia to El Sitio during April of 2000.

Upon the consummation of El Sitio's initial public offering in December 1999, the shares of El Sitio's preferred stock were automatically converted into 15.4% of El Sitio's outstanding common stock.


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

        Cash and Cash Equivalents -- Cash and cash equivalents are highly liquid investments, including short-term investments and time deposits with maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

        Revenue Recognition -- The Company provides services to its customers pursuant to contracts, which range from six months to five years but generally are for three years. The customer generally pays a monthly fee based on the quantity and type of equipment installed. The fees stipulated in the contracts are generally denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services



                                     -F-10-
are rendered. No single customer accounted for greater than 10% of total net revenue from services for the years ended December 31, 1997, 1998 and 1999.

In connection with the Company's build out of the Broadband Network, the Company has granted Global Crossing Development Co., a subsidiary of Global Crossings Ltd. ("Global Crossing"), for a fixed advanced payment, an indefeasible right of use ("IRU") to a portion of its broadband network capacity (see Note 6) when the Broadband Network is completed. The Company will recognize the revenue from the IRU ratably over the life of the IRU.

        Broadband Network -- The Broadband Network is under construction. Costs in connection with the construction, installation and expansion of the Broadband Network are capitalized. Depreciation will be computed using the straight-line method over the life of the rights of way for the related network. Rights of way agreements represent the fees paid and the net present value of fees to be paid per signed agreements entered into for obtaining rights of way and other permits for the Broadband Network. These capitalized agreements are being amortized over the term of the rights of way, which range from 5 to 20 years.

        Property, Plant and Equipment Costs -- Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

      Buildings and improvements.........................    10-25 years
      Operating communications equipment.................    5-10 years
      Furniture, fixtures and other equipment............    2-10 years

        The operating communications equipment owned by the Company is subject to rapid technological obsolescence. In view of these developments, the Company decided to change the depreciable life of certain customer premises telecommunications equipment from 10 years to 5 years effective September 30, 1999. The effect of this change in estimate totaled approximately $52.1 million and was included in depreciation expense for 1999.

        Investments -- Investments covered under the scope of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, are classified as "available for sale" and are carried at fair value with any unrealized gain or loss, net of tax, being included in accumulated other comprehensive income (loss) within stockholders' equity. All other investments are carried at cost.

The Company's investments consist of the following at December 31, 1998 and 1999:

                                                    1998           1999
                                                  --------       --------
Investment, at cost                               $ 10,708       $ 10,235
Investment, at fair value ($21,527 at cost)                       225,690
                                                  --------       --------
                   Total                          $ 10,708       $235,925
                                                  ========       ========

The Company's cost basis investment represents a less than 1% ownership in unaffiliated entities established for the purchase and leasing of satellite capacity time and the fair value basis investment represents the 15.4% stake in El Sitio's outstanding common stock, see Note 2. The Company's investment in El Sitio's common stock is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure.

        Deferred Financing Costs -- Debt issuance costs and transaction fees, which are associated with the issuance of the Company's 12 1/8% Senior Guaranteed Notes due 2003 (the "Senior Guaranteed Notes") and the 12 3/8% Senior Notes due 2008 (the "Senior Notes") are being amortized (and charged to interest expense) over the term of the related notes on a method which approximates the level yield method.

        Intangible Assets -- Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets acquired of Mandic S.A. (see Note 2) of approximately $11.7 million and other acquisitions of $0.9 million are being amortized on a straight-line basis of over a period of 15 years. In connection with the early adoption of the American Institute of Certified Public Accountants' Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, as of January 1, 1998, the Company expensed the unamortized license and permit costs as a cumulative effect of a change in accounting principles. The Company reviews the carrying value of goodwill on an ongoing basis. If such review indicates that these values may not be recoverable, the Company's carrying value will be reduced to its estimated fair value.



In connection with the merger of Mandic S.A. with IMPSAT Brazil and the subsequent sale of its retail Internet business as described in Note 2, the Company expensed the unamortized balance of the Mandic S.A.'s goodwill of approximately $7.4 million. Goodwill, net is included in other non-current assets in the accompanying consolidated balance sheets.

        Long-Lived Assets -- Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded for the years ended December 31, 1997, 1998, and 1999.

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

        Foreign Currency Translation -- The Company's subsidiaries generally use the U.S. dollar as the functional currency. Accordingly, the financial statements of the subsidiaries were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the functional currency are included as net gain or loss on foreign exchange, except for IMPSAT Brazil which uses the local currency as the functional currency and its effects are included in the stockholders' equity.

        Fair Value of Financial Instruments -- The Company's financial instruments include receivables, investment, payables, short- and long-term debt. The Company's Senior Guaranteed Notes, Senior Notes and available for sale investment, were valued at market closing prices at December 31, 1998 and 1999. The fair value of all other financial instruments have been determined using available market information and interest rates as of December 31, 1998 and 1999.

At December 31, 1998 and 1999, the fair value of the Senior Guaranteed Notes and Senior Notes was approximately $299 million and $324 million, respectively, compared to the carrying value of $350 million. At December 31, 1999, the fair value and carrying value of the Company's investment in El Sitio's common stock was approximately $225.7 million. The fair value of all other financial instruments were not materially different from their carrying value.

        Stock-Based Compensation -- SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee and non-employee members of the Board of Directors (the "Board") compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee members of the Board are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee or non-employee member of the Board must pay for the stock.

        Stock Split -- On January 11, 2000, the Company's Board approved a .592 to 1 reverse common stock split (see Note 12). Retroactive restatement has been made to all share amounts to reflect the stock split.

        Net Loss Per Common Share -- Basic earnings per share is computed based on the average number of common shares outstanding and diluted earnings per share is computed based on the average number of common and potential common shares outstanding under the treasury stock method.

        Reclassifications -- Certain amounts in the 1997 and 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

        New Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment to



SFAS No. 133. SFAS No. 137 deferred the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management has not determined what effects, if any, the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.


4. TRADE ACCOUNTS RECEIVABLE

        Trade accounts receivable, by operating subsidiaries, at December 31 are summarized as follows:

                                                                                    DECEMBER 31,
                                                                    -----------------------------------------------
                                                                            1998                       1999
                                                                    --------------------       --------------------
IMPSAT Argentina...............................                       $          36,378          $          49,989
IMPSAT Colombia................................                                   8,480                      6,655
IMPSAT Venezuela...............................                                   4,293                      7,074
IMPSAT Ecuador.................................                                   1,559                      1,943
IMPSAT USA.....................................                                   2,836                      2,807
IMPSAT Brasil..................................                                   2,963                      1,791
Others.........................................                                     574                      1,737
                                                                      -----------------          -----------------
          Total................................                                  57,083                     71,996
Less: allowance for doubtful accounts..........                                 (10,109)                   (19,820)
                                                                      -----------------          -----------------
Trade accounts receivable, net.................                       $          46,974          $          52,176
                                                                      =================          =================

        The Company's subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers' financial history is analyzed.

        The activity for the allowance for doubtful accounts for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                                        DECEMBER 31,
                                               ------------------------------------------------------------------
                                                      1997                    1998                     1999
                                               ------------------      ------------------       -----------------
Beginning balance.........................       $        2,803        $           5,933        $          10,109
Provision for doubtful accounts...........                3,269                    5,312                   11,232
Write-offs, net of recoveries.............                 (139)                  (1,136)                  (1,521)
                                                 --------------        -----------------        -----------------
Ending balance............................       $        5,933        $          10,109        $          19,820
                                                 ==============        =================        =================


5. OTHER RECEIVABLES

        Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries as follows at December 31:

                                                                            DECEMBER 31,
                                                            ------------------------------------------------
                                                                    1998                        1999
                                                            --------------------        --------------------
 IMPSAT Argentina..............................               $          6,439            $         13,606
 IMPSAT Colombia...............................                          5,064                       5,269
 IMPSAT Venezuela..............................                          2,527                       1,757
 IMPSAT Ecuador................................                            835                         314
 IMPSAT Mexico.................................                          1,078                       2,662
 IMPSAT Brazil and Mandic S.A..................                          1,124                       1,122
 Others........................................                          3,043                       2,910
                                                              ----------------            ----------------
           Total...............................               $         20,110            $         27,640
                                                              ================            ================




6.  BROADBAND NETWORK AND AGREEMENTS

Broadband network and related equipment consists of the following at December 31, 1999:

                                                                                                        1999
                                                                                                --------------------
Equipment and materials                                                                         $              4,018
Right of ways                                                                                                 15,134
                                                                                                --------------------
     Total                                                                                                    19,152
Less: accumulated depreciation                                                                                (1,318)
                                                                                                --------------------
     Total                                                                                                    17,834
Under construction - Broadband Network                                                                        51,966
Under construction - Global Crossing ducts                                                                     2,068
                                                                                                --------------------
     Total                                                                                      $             71,868
                                                                                                ====================


NORTEL NETWORKS AGREEMENTS - On September 6, 1999, the Company executed two turnkey agreements with Nortel Networks Inc. ("Nortel") relating to Nortel's design and construction of segments of the Broadband Network in Argentina and Brazil for approximately $265 million. Pursuant to these agreements, Nortel will construct:

        - long-haul, high capacity fiber optic backbones linking major cities in Argentina and Brazil;

        - fiber optic and wireless radio local rings and access points within major cities in Argentina and Brazil; and

        - connections in Argentina and Brazil that will integrate the Company's networks with other providers' facilities, including submarine cable systems, and provide the Company with access to global telecommunications links.

In addition, Nortel will provide, as part of the turnkey agreements:

        -       required equipment and components;

        -       civil infrastructure design and engineering;

        -       civil works supervision;

        - network infrastructure and configuration planning and engineering;

        -       formulation of network quality and performance specifications;

        -       compilation of network testing procedures and protocols; and

        - preparation of network maintenance and operations plans and procedures.

On October 25, 1999, each of IMPSAT Argentina and IMPSAT Brazil signed definitive agreements with affiliates of Nortel to borrow an aggregate of up to approximately $149.1 million and $148.3 million, respectively, of long term vendor financing. The financing, which will be disbursed over a two year period with final maturity in 2006, will be used to finance Nortel's construction of the segments of the Broadband Network in each of Argentina and Brazil. The Company has agreed to guarantee the obligations of each of IMPSAT Argentina and IMPSAT Brazil under the Nortel financing agreements.

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


On September 22, 1999, the Company entered into a definitive agreement with Global Crossing to construct the terrestrial portion of the Global Crossing's South American network between Las Toninas, Argentina on the Atlantic Ocean and Valparaiso, Chile on the Pacific Ocean (the "Trans-Andean Crossing System"). The Company commenced construction of the Trans-Andean Crossing System in September 1999. Global Crossing will pay the Company $64 million for the Company's turnkey construction of the Trans-Andean Crossing System, as follows:



        - construction of three ducts (the "Global Crossing Ducts") and related facilities over 230 route miles between Las Toninas and Buenos Aires, Argentina and over 290 route miles between Mendoza, Argentina and Valparaiso, Chile for approximately $39 million.

        - licensing to Global Crossing of one duct on our Broadband Network between the cities of Buenos Aires and Mendoza in Argentina for approximately $25 million.

During 1999, Global Crossing paid the Company $23.2 million in respect of the ongoing construction of the Global Crossing Ducts. The Company will accumulate all construction costs for the Global Crossing Ducts in projects under construction and will defer all payment received from Global Crossing until completion and deliver of the respective ducts.

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


7.    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 31, consisted of:

                                                                                 DECEMBER 31,
                                                                ----------------------------------------------------
                                                                         1998                            1999
                                                                ---------------------           --------------------
Land.............................................               $              1,750            $              3,985
Building and improvements........................                             29,760                          31,102
Operating communications equipment...............                            398,577                         486,528
Furniture, fixtures and other equipment..........                             20,271                          21,337
                                                                --------------------            --------------------
          Total..................................                            450,358                         542,952
Less: accumulated depreciation...................                           (126,728)                       (242,706)
                                                                --------------------            --------------------
          Total..................................                            323,630                         300,246
Equipment in transit.............................                              4,289                           5,339
Works in process.................................                              2,807                           4,745
                                                                --------------------            --------------------
Property, plant and equipment, net...............               $            330,726            $            310,330
                                                                ====================            ====================

        The recap of accumulated depreciation for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                                           DECEMBER 31,
                                                  -------------------------------------------------------------------------
                                                        1997                        1998                         1999
                                                  -----------------         -------------------          ------------------
Beginning balance........................         $         64,250          $           92,255           $          126,728
Depreciation expense.....................                   29,665                      36,027                      118,834
Disposals and retirements................                   (1,660)                     (1,554)                      (2,856)
                                                  ----------------          ------------------           ------------------
Ending balance...........................         $         92,255          $          126,728           $          242,706
                                                  ================          ==================           ==================




8. SHORT-TERM DEBT

        The Company's short-term debt at December 31, is detailed as follows:

                                                                                              DECEMBER 31,
                                                                                      1998                        1999
                                                                              --------------------        ------------------
Short-term credit facilities, denominated in U.S.
  dollars; interest rates ranging from 5.72% to
  15.00%;
  IMPSAT Argentina.............................................                 $         11,000            $         10,707
  IMPSAT Colombia..............................................                            5,859                       4,756
  Others.......................................................                              203
Short-term credit facilities, denominated in local
  currencies; local interest rates ranging from
  12.0% to 25.0%;
  IMPSAT Argentina.............................................                            2,000
  IMPSAT Ecuador...............................................                              200                         207
                                                                              ------------------          ------------------
          Total short-term debt................................                 $         19,262            $         15,670
                                                                                ================            ================

        The Company has historically refinanced its short term credit facilities on an annual basis.


9. LONG-TERM DEBT

        The Company's long-term debt at December 31, is detailed as follows:

                                                                                               DECEMBER 31,
                                                                              ------------------------------------------------
                                                                                       1998                        1999
                                                                              ---------------------       --------------------
12.125% Senior Guaranteed Notes due 2003.................................       $         125,000           $         125,000
12.375% Senior Notes due 2008............................................                 225,000                     225,000
Term notes payable:
  IMPSAT Colombia; with maturities through 2002
     collateralized by equipment with a carrying value of
     approximately $14,400 and the assignment of customer
     contracts totalling approximately $4,800
     Denominated in:
     U.S. dollars (interest rates 8.50% -- 13.13%).......................                  32,204                      23,175
     Local currency (interest rates 20% -- 41%)..........................                   6,156                      15,509
  IMPSAT Argentina (6.56% -- 6.75%), maturing
     Semiannually through 2003, collateralized by
     investment..........................................................                   4,802                      24,826
  IMPSAT USA (8.25% -- 8.75%), mortgage and other
     Collateralized debts................................................                   2,066                       1,731
  IMPSAT Venezuela (9.00% -- 10.75%), maturing during
     2001................................................................                   3,508                       2,383
  IMPSAT Brazil (13%), maturing during 2004..............................                                               4,718
Eximbank notes payable (7.00%), maturing semiannually
  through 1999...........................................................                   1,694
Other....................................................................                                                  80
                                                                                -----------------           -----------------
          Total long-term debt...........................................                 400,430                     422,422
Less: current portion....................................................                 (21,138)                    (23,007)
                                                                                -----------------           -----------------
Long-term debt, net......................................................       $         379,292           $         399,415
                                                                                =================           =================

        The scheduled maturities of long-term debt at December 31, 1999 are as follows:

             FISCAL YEAR
-----------------------------------
2000................................                                       $           23,007
2001................................                                                   13,296
2002................................                                                   12,666
2003................................                                                  134,372
2004 and thereafter                                                                   239,081
                                                                           ------------------
          Total.....................                                       $          422,422
                                                                           ==================

        The Senior Guaranteed Notes, Senior Notes and some of the term notes payable for IMPSAT Argentina, IMPSAT Brazil, IMPSAT Colombia and IMPSAT Venezuela contain certain covenants requiring certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

On February 16, 2000, the Company issued $300 million in 13.75% Senior Notes due 2005. The Senior Notes due 2005 contain similar covenants as the Senior Guaranteed Notes due 2003 and the Senior Notes due 2008.


10. INCOME TAXES

        The composition of the (provision for) benefit from income taxes, all of which are for foreign taxes, for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                    DECEMBER 31,
                      ----------------------------------------
                        1997            1998            1999
                      --------        --------        --------
Current .......       $   (299)       $ (3,932)       $ (3,765)
Deferred ......         (4,964)            127          24,498
                      --------        --------        --------
          Total       $ (5,263)       $ (3,805)       $ 20,733
                      ========        ========        ========

        The foreign statutory tax rates range from 20% to 35% depending on the particular country. There is no provision or benefit for U.S. income taxes, as the Company has net operating loss carryforwards in the amount of approximately $35.0 million, which begin to expire in the year 2010. Deferred taxes result from temporary differences in the capitalization policies of preoperating costs, depreciation methods and net operating loss carryforwards. The composition of net deferred tax (liability) asset at December 31 is as follows:

                                                                    1998                       1999
                                                            -------------------        ------------------
Deferred tax assets:
  Preoperating costs:                                       $           2,852          $           1,429
  Net operating loss carryforwards:
     Domestic......................................                     9,249                     18,127
     Foreign.......................................                     9,549                     13,889
  Allowance for doubtful accounts                                                                  4,263
  Property, plant and equipment....................                                               11,919
  Other............................................                        86                        289
                                                            -----------------          -----------------
Gross deferred tax assets..........................                    21,736                     49,916
                                                            -----------------          -----------------
Deferred tax liabilities:
  Property, plant and equipment....................                    (4,301)
  Other............................................                      (197)                      (580)
                                                            -----------------          ------------------
Gross deferred tax liabilities.....................                    (4,498)                      (580)
                                                            -----------------          -----------------
Less: valuation allowance..........................                   (17,358)                   (25,666)
                                                            -----------------          -----------------
Net deferred tax (liability) asset.................                      (120)                    23,670
Available for sale investment                                                                    (75,540)
                                                            -----------------          -----------------
Net deferred tax liability.........................         $            (120)         $         (51,870)
                                                            =================          =================

        As there is no assurance that the Company will generate sufficient earnings to utilize its available tax assets, a valuation allowance has been established to offset deferred tax assets.


11. REDEEMABLE PREFERRED STOCK

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

        As part of the Company's initial public offering (see Note 12), the Company redeemed approximately $32.5 million of the redeemable preferred stock and the Purchasers converted their remaining preferred shares into 14,917,915 shares of common stock.


12. STOCKHOLDERS' EQUITY

        SHARE PURCHASE AGREEMENT - On March 11, 1999, a Share Purchase Agreement was entered into among the Company, Nevasa and Nunsgate Limited, a wholly owned subsidiary of British Telecommunications plc ("BT"), in which the Company agreed to issue, sell and deliver 11,934,332 newly issued shares of common stock to BT and Nevasa agreed to sell 2,386,867 currently owned shares of common stock to BT for $125.0 million and $25.0 million, respectively. These transactions were consummated on April 19, 1999.

        STOCK OPTION PLANS - In December 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"), pursuant to which 4,776,016 shares of Company's Common Stock were reserved for issuance upon exercise of options. The 1998 Plan is designed as a means to retain and motivate key employees and directors. The Company's compensation committee, or in the absence thereof, the Board, administers and interprets the 1998 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including executive officers and directors (whether or not they are employees) of the Company or affiliated companies. Options granted under the 1998 Plan are on such terms and at such prices as determined by the stock option committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Common Stock on the date of grant. The 1998 Plan will terminate on December 1, 2008, unless sooner terminated by the Company's Board.

        The Company granted options for 441,650 shares at an exercise price of $8.38 during the year ended December 31, 1998 and options for 393,340 at an exercise price of $10.47 during the year ended December 31, 1999. These options vest on each of the first, second and third anniversaries of the date of grant, as to 10%, 30%, and 30%, respectively, of the granted shares. On the fourth anniversary of the date of grant, the option vests as to the remainder of the granted shares.

        The Company applies APB No. 25 and related interpretations in accounting for its stock options plan to employees and non-employee members of the Board as described in Note 3. Accordingly, no compensation expense has been recognized in the years ended December 31, 1998 and 1999 related to this plan.

        For purposes of the following pro forma disclosures, the fair value of the options granted in 1998 and 1999 was estimated using the minimum value method prescribed by SFAS No. 123 for nonpublic entities with the following assumptions: no dividend yields; no volatility; risk-free interest rate of 7.0%; and an expected term of four years. Had compensation cost been determined based on the fair value at the date of grant consistent with the requirement of SFAS 123, the Company's net loss and comprehensive loss would have increased by approximately $0.2 million and $0.3 million for the years ended December 31, 1998 and 1999, respectively.

        On January 5, 2000, the Company's board of directors adopted the 1999 Stock Option Plan (the "1999 Plan"), which provides for the grants to its key officers and employees of stock options that are non- qualified for U.S.



                                     -F-18-
federal income tax purposes. The terms of the 1999 Plan are otherwise identical to those of the 1998 Plan except that:

        - The total number of shares of our common stock for which options may be and were granted pursuant to the 1999 Plan is 355,214;

        -   The exercise price is $1.69 per share of common stock; and

        - Ten percent, twenty percent, thirty percent and forty percent of the options granted vest on each of the fourth, fifth, sixth and seventh anniversaries, respectively, of the date of grant or upon a change of control of the Company.

        The expiration date of the 1999 Plan is January 5, 2010

        In connection with the stock options granted under the 1999 Plan, the Company will record approximately $5.4 million in stockholders' equity as deferred compensation during January 2000. The deferred compensation will be amortized to expense over the vesting period, which commences four years after the date of grant.

        INITIAL PUBLIC OFFERING -- The Company's completed an initial public offering ("IPO") of 11,500,000 shares of common stock on February 4, 2000. On the same date, BT purchased 2,050,000 shares of the Company's common stock simultaneously with this offering to maintain its approximate current ownership share in the Company. In anticipation of the IPO, on January 11, 2000, the Board amended and restated the articles of incorporation of the Company to change the name of the Company to IMPSAT Fiber Networks, Inc. and authorized 300,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of "blank check" preferred stock, $0.01 par value. In addition, the Board approved a .592 for 1 reverse common stock split (see Note 3), adopted a stockholders rights plan and approved the issuance of 5,472,579 shares of common stock to the minority shareholders in IMPSAT Argentina, IMPSAT Venezuela and IMPSAT Colombia in exchange for their minority interests in those subsidiaries. The acquisition of these minority interests will be accounted for under the purchase method.





13. OPERATING SEGMENT INFORMATION


        The Company's operating segment information, by subsidiary, is as follows for the years ended December 31, 1997, 1998 and 1999:


                                                                                DECEMBER 31,
                                                         ----------------------------------------------------------------------
                                                                 1997                    1998                       1999
                                                         -------------------     -------------------        -------------------
TOTAL ASSETS
  IMPSAT Argentina.................................      $197,820                          $234,844                   $269,356
  IMPSAT Colombia..................................                  85,709                 105,187                     83,691
  IMPSAT Venezuela.................................                  27,478                  36,269                     40,407
  IMPSAT Mexico....................................                   6,199                   8,640                     10,991
  IMPSAT Ecuador...................................                  12,991                  21,262                     18,951
  IMPSAT USA.......................................                   5,931                  15,095                     17,917
  IMPSAT Brazil....................................                                          27,348                     79,064
  Parent Company, Others
    and eliminations...............................                   3,788                  78,573                    307,955
                                                         ------------------      ------------------         ------------------
          CONSOLIDATED TOTAL.......................      $          339,916      $          527,218         $          828,332
                                                         ==================      ==================         ==================
NET REVENUES FROM SERVICES
NETWORK SERVICES
  IMPSAT Argentina.................................      $           72,287      $           80,925         $           83,547
  IMPSAT Colombia..................................                  45,453                  51,930                     50,920
  IMPSAT Venezuela.................................                   8,739                  12,699                     19,769
  IMPSAT Ecuador...................................                   4,845                   8,251                      9,964
  IMPSAT USA.......................................                   5,362                   8,478                      8,147
  IMPSAT Brazil....................................                                           1,535                      4,536
  Other............................................                   1,568                   2,969                      2,785
  Eliminations.....................................                  (3,382)                 (4,171)                    (7,190)
                                                         -------------------     -------------------        -------------------
          CONSOLIDATED TOTAL.......................      $          134,872      $          162,616         $          172,478
                                                         ==================      ==================         ==================
INTERNET
  IMPSAT Argentina.................................      $            4,284      $            6,084         $            9,130
  IMPSAT Colombia..................................                   2,067                   2,949                      2,879
  IMPSAT Venezuela.................................                     134                     421                      1,491
  IMPSAT Ecuador...................................                     721                   1,836                      2,986
  IMPSAT USA.......................................                   1,090                   4,312                      6,029
  IMPSAT Brazil....................................                                             142                      1,703
  Others...........................................                                           7,557                      6,028
  Eliminations.....................................                    (597)                 (2,715)                    (3,607)
                                                         -------------------     -------------------        -------------------
          CONSOLIDATED TOTAL.......................      $            7,699      $           20,586         $           26,639
                                                         ==================      ==================         ==================
OTHER
  IMPSAT Argentina.................................      $           14,371      $           13,532         $           17,532
  IMPSAT Colombia..................................                   2,579                   5,568                      7,248
  IMPSAT Venezuela.................................                     369                   2,316                      1,972
  IMPSAT Ecuador...................................                     150                     346                        406
  IMPSAT USA.......................................                   1,460                   1,804                      3,067
  IMPSAT Brazil....................................                                           2,199                      2,329
  Others...........................................                     208                   2,199                      1,450
  Eliminations.....................................                    (643)                 (3,077)                    (4,670)
                                                         -------------------     -------------------        -------------------
          CONSOLIDATED TOTAL.......................      $           18,494      $           24,887         $           29,334
                                                         ==================      ==================         ==================




TOTAL NET REVENUE FROM SERVICES
  IMPSAT Argentina.................................      $           90,942      $          100,541         $          110,209
  IMPSAT Colombia..................................                  50,099                  60,447                     61,047
  IMPSAT Venezuela.................................                   9,242                  15,436                     23,232



                                                                                DECEMBER 31,
                                                         ----------------------------------------------------------------------
                                                                 1997                    1998                       1999
                                                         -------------------     -------------------        -------------------
  IMPSAT Ecuador...................................                   5,716                  10,433                     13,356
  IMPSAT USA.......................................                   7,912                  14,594                     17,243
  IMPSAT Brazil....................................                                           3,876                      8,568
 Others............................................                   1,776                  12,725                     10,263
  Eliminations.....................................                  (4,622)                 (9,963)                   (15,467)
                                                         -------------------     -------------------        -------------------
          CONSOLIDATED TOTAL.......................      $          161,065      $          208,089         $          228,451
                                                         ==================      ==================         ==================

OPERATING INCOME (LOSS)
  IMPSAT Argentina.................................                  13,299      $           14,779         $          (40,988)
  IMPSAT Colombia..................................                  20,213                  21,458                    (10,120)
  IMPSAT Venezuela.................................                    (811)                    366                     (2,786)
  IMPSAT Mexico....................................                  (1,809)                 (2,333)                    (3,222)
  IMPSAT Ecuador...................................                   1,651                   1,535                     (2,030)
  IMPSAT USA.......................................                     297                   1,057                     (9,710)
  IMPSAT Brazil....................................                      --                  (7,611)                   (16,213)
  Eliminations.....................................                  (9,476)                 (2,381)                   (11,117)
                                                         ------------------      ------------------         ------------------
          CONSOLIDATED TOTAL.......................      $           23,364      $           26,870         $          (96,186)
                                                         ==================      ==================         ===================

14. RELATED PARTY TRANSACTIONS

        The Company in the normal course of its business provides telecommunications network services to affiliates of its majority stockholder and to affiliates of the minority stockholders of certain of its subsidiaries. During the years ended December 31, 1997, 1998 and 1999, such services totaled approximately $6.7 million, $10.1 million and $11.0 million, respectively. In addition, the Company also enters into transactions with such affiliates, which primarily include financial (borrowings), insurance, and employee benefits services. During the years ended December 31, 1997, 1998 and 1999, such transactions totaled approximately $3.8 million, $4.3 million and $9.1 million, respectively.

        Investment banking fees amounting to $5.9 million and $4.1 million, respectively were paid to representative affiliates of the redeemable preferred stock shareholders during 1998 and 1999.


15. COMMITMENTS AND CONTINGENCIES

        COMMITMENTS - The Company leases satellite capacity with average annual rental commitments of approximately $9.5 million, through the year 2003. In addition, the Company has commitments to purchase communications equipment amounting to approximately $28.5 million at December 31, 1999, and was not obligated under any letters of credits at December 31, 1999.

        GUARANTEES - The Company is a third party guarantor of up to 75% of a $6.0 million credit facility provided to IMPSAT Venezuela by a regional development fund. At December 31, 1999, the balance outstanding on the credit facility amounted to approximately $2.4 million.

        IMPSAT Brazil has entered into a $5.3 million term note with El Camino Resources, which is guaranteed by the Company and IMPSAT Argentina. At December 31, 1999, the balance outstanding was approximately $4.7 million.

        LITIGATION - The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

        In November 1996, IMPSAT Argentina filed suit against one of its customers, ENCOTESA, for amounts due and arising under IMPSAT Argentina's contracts with ENCOTESA, the Argentine national postal service for $7.3 million. The Company had reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value of $5.1 million as determined by the Company's management based on the advice of local legal counsel. Although this matter continues to be negotiated for settlement, the Company during September 1999 estimated the net realizable value to be zero and, accordingly, recorded an adjustment of



$5.1 million, which is included within selling, general and administrative expenses in the accompanying consolidated statement of operations.


16. DEVALUATION

        During 1999, the Brazilian real experienced a significant decline in value in relation to the U.S. dollar, if compared with the prevailing exchange rates of December 31, 1998. As a result of this devaluation, the Company recognized approximately $8.9 million in foreign exchange losses during the year ended December 31, 1999, which are reflected in net gain (loss) on foreign exchange in the accompanying 1999 statement of operations.





                                   * * * * * *



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of IMPSAT S.A.:

We have audited the accompanying balance sheets of IMPSAT S.A. (the "Company") as of December 31, 1998 and 1999, and the related statements of operations, of stockholders' equity and of cash flow for the year ended November 30, 1997, for the one month period ended December 31, 1997 and for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1999, and the results of its operations and its cash flows for the year ended November 30, 1997, for the one month period ended December 31, 1997, and for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States of America.

DELOITTE & TOUCHE
Buenos Aires, Argentina
March 3, 2000




IMPSAT S.A.


BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                      DECEMBER 31,
                                                                               --------------------------
                                                                                 1998             1999
                                                                               --------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  13,849       $   4,199
  Trade accounts receivable, net                                                   28,068          36,046
  Receivable from affiliated companies                                              2,092           4,130
  Other receivables                                                                 6,439          13,605
  Prepaid expenses                                                                    362             825
                                                                                ---------       ---------
           Total current assets                                                    50,810          58,805
                                                                                ---------       ---------
BROADBAND NETWORK, Net                                                                             28,944
                                                                                                ---------
PROPERTY, PLANT AND EQUIPMENT, Net                                                167,653         155,045
                                                                                ---------       ---------
NON-CURRENT ASSETS:
  Trade accounts receivable, net                                                    5,143
  Investment                                                                       10,708          10,235
  Deferred income taxes, net                                                                        3,622
  Other non-current assets                                                            530          16,327
                                                                                ---------       ---------
           Total non-current assets                                                16,381          30,184
                                                                                ---------       ---------
TOTAL                                                                           $ 234,844       $ 272,978
                                                                                =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade                                                      $  18,242       $  32,732
  Broadband network vendor financing                                                               25,709
  Short-term debt                                                                  13,000          10,707
  Advances from affiliated companies                                               62,721          68,959
  Current portion of long-term debt                                                64,694           4,411
  Accrued liabilities                                                                 655             765
  Deferred income taxes, net                                                        4,301
  Customer advances on broadband network                                                           23,200
  Other liabilities                                                                 4,402           8,783
                                                                                ---------       ---------
           Total current liabilities                                              168,015         175,266
                                                                                ---------       ---------
LONG-TERM DEBT, Net                                                                 1,802          20,415
                                                                                ---------       ---------
OTHER LONG-TERM LIABILITIES                                                         1,485             510
                                                                                ---------       ---------
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
  Common stock, 5,123 shares issued and outstanding at December 31, 1998;
         and 14,755 shares issued and outstanding at December 31, 1999                  3               3
  Paid in capital                                                                  26,442          82,442
  Retained earnings (accumulated deficit)                                          37,097          (5,658)
                                                                                ---------       ---------
           Total stockholders' equity                                              63,542          76,787
                                                                                ---------       ---------
TOTAL                                                                           $ 234,844       $ 272,978
                                                                                =========       =========
See notes to financial statements.





IMPSAT S.A.



STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                  ONE MONTH
                                                 YEAR ENDED         ENDED                   YEAR ENDED
                                                 NOVEMBER 30,     DECEMBER 31,             DECEMBER 31,
                                                 ------------------------------------------------------------
                                                   1997              1997            1998             1999
                                                 ---------        ---------        ---------        ---------

NET REVENUES FROM SERVICES:
  Network services ............................  $  72,680        $   5,666        $  80,925        $  83,547
  Internet ....................................      4,051              504            6,084            9,130
  Other .......................................     14,910            1,960           13,532           17,532
                                                 ---------        ---------        ---------        ---------
         Total net revenues from services .....     91,641            8,130          100,541          110,209
                                                 ---------        ---------        ---------        ---------

COSTS AND EXPENSES:
  Direct Costs:
        Contracted services ...................      7,232              706           10,180           13,134
        Other direct costs ....................     10,885              760            9,623           18,841
        Leased capacity .......................      9,614              944           10,629           17,759
        Cost of sold equipment ................      1,674              391            1,556            4,673
                                                 ---------        ---------        ---------        ---------
           Total direct costs .................     29,405            2,801           31,988           54,407
                                                 ---------        ---------        ---------        ---------
  Salaries and wages ..........................     15,823            1,086           16,342           19,672
  Selling, general and administrative .........     15,720              778           16,917           18,079
  Depreciation and amortization ...............     18,033            1,562           20,515           59,039
                                                 ---------        ---------        ---------        ---------
         Total costs and expenses .............     78,981            6,227           85,762          151,197
                                                 ---------        ---------        ---------        ---------
Operating income (loss) .......................     12,660            1,903           14,779          (40,988)
                                                 ---------        ---------        ---------        ---------

OTHER INCOME (EXPENSES):
  Interest expense, net                            (12,617)            (976)         (12,801)         (12,569)
  Other income, net                                      9                4               16            4,820
                                                 ---------        ---------        ---------        ---------

           Total other expense                     (12,608)            (972)         (12,785)          (7,749)
                                                 ---------        ---------        ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES                       52              931            1,994          (48,737)

(PROVISION FOR) BENEFIT FROM  INCOME TAXES          (3,247)            (311)             ---            5,982
                                                 ---------        ---------        ---------        ---------

NET (LOSS) INCOME                                $  (3,195)       $     620        $   1,994        $ (42,755)
                                                 =========        =========        =========        =========

See notes to financial statements.





 IMPSAT S.A.



 STATEMENT OF STOCKHOLDERS' EQUITY
 (IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                     COMMON           PAID-IN                  RETAINED
                                                      STOCK            CAPITAL                EARNINGS(*)         TOTAL
BALANCE AT NOVEMBER 30, 1996                        $       3        $    37,814             $    16,890       $   54,707
Resis Ingenieria increased paid in capital                                 8,505                                    8,505
Net loss                                                                                         (3,195)           (3,195)
                                                    ---------        -----------             -----------       ----------
BALANCE AT NOVEMBER 30, 1997                       $        3        $    46,319             $    13,695       $   60,017
Net income                                                                                           620              620
                                                    ---------        -----------             -----------       ----------
BALANCE AT DECEMBER 31, 1997                       $        3        $    46,319             $    14,315       $   60,637
Resis Ingenieria S.A. increased paid in capital                              911                                      911
Resis Ingenieria S.A. loss absortion                                    (20,788)                  20,788
Net income                                                                                         1,994            1,994
                                                    ---------        -----------             -----------       ----------
BALANCE AT DECEMBER 31, 1998                        $       3        $    26,442             $    37,097       $   63,542
Shareholders' contribution                                                56,000                                   56,000
Net loss                                                                                        (42,755)          (42,755)
                                                    ---------        -----------             -----------       ----------
BALANCE AT DECEMBER 31, 1999                        $       3        $    82,442             $   (5,658)       $   76,787
                                                    =========        ===========             ===========       ===========

(*) Includes an appropriation of retained earnings, amounting to $1,410, $1,622 and $1,890 in 1997, 1998 and 1999, respectively, to comply with legal reserve requirements in Argentina.

See notes to financial statements.





IMPSAT S.A.

STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                             ONE MONTH
                                                                               YEAR ENDED      ENDED            YEAR ENDED
                                                                              NOVEMBER 30,   DECEMBER 31,       DECEMBER 31,
                                                                              ---------------------------------------------------
                                                                                 1997        1997            1998          1999
                                                                              ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                           $ (3,195)    $    620        $  1,994     $(42,755)
  Adjustment to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
      Amortization and depreciation                                             18,033        1,562          20,515       59,039
      Deferred income tax provision (benefit)                                    3,247          311                       (7,923)
      Changes in assets and liabilities:
         Increase in trade accounts receivable, net                             (4,214)      (2,574)         (6,034)      (7,978)
         Decrease (increase) in prepaid expenses                                   781          263             427         (463)
         (Increase) decrease in other receivables and other non-current
            assets                                                              (4,391)         342           3,016      (19,858)
         Increase (decrease) in accounts payable - trade                         1,394       (2,711)         (2,535)      13,629
         Increase (decrease) in accrued and other liabilities                      575           98            (104)       4,491
         Increase in customer advances on construction project                                                            23,200
         (Decrease) increase in other long-term liabilities                     (2,259)        (113)            102         (975)
                                                                              --------     --------        --------     --------

             Net cash provided by (used in) operating activities                 9,971       (2,232)         17,381       20,407
                                                                              --------     --------        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                   (16,601)        (207)        (34,288)     (45,570)
  Purchases of broadband network                                                                                          (3,235)
  (Increase) decrease in investment                                             (2,995)                      (6,530)         473
                                                                              --------     --------        --------     --------

             Net cash used in investing activities                             (19,596)        (207)        (40,818)     (48,332)
                                                                              --------     --------        --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments of) borrowings from short-term debt                             17,414        3,109         (27,850)      (2,293)
  Changes in advances from \ to affiliates                                     (69,719)                      57,383        6,238
  (Repayment of) borrowings from long-term debt                                 (6,385)        (344)         (4,513)     (48,955)
  Proceeds from long-term debt                                                  63,098                        5,186        7,285
  Capital contribution                                                           8,505                          911       56,000
                                                                              --------     --------        --------     --------
             Net cash provided by financing activities                          12,913        2,765          31,117       18,275
                                                                              --------     --------        --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                    3,288          326           7,680       (9,650)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                         2,555        5,843           6,169       13,849
                                                                              --------     --------        --------     --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                $  5,843     $  6,169        $ 13,849     $  4,199
                                                                              ========     ========        ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                               $ 10,448     $     98        $  9,066     $ 12,639
                                                                              ========     ========        ========     ========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Equipment in transit                                                      $    236     $    236        $  1,488     $    861
                                                                              ========     ========        ========     ========
    Broadband network vendor financing                                                                                  $ 25,709
                                                                                                                        ========


See notes to financial statements.




IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS
(IN THOUSANDS OF U. S. DOLLARS)
--------------------------------------------------------------------------------


1.          CHANGE OF FISCAL YEAR END

            On November 12, 1997, the Extraordinary Shareholders' Meeting approved the change of the Company's fiscal year end to December 31, 1997, to conform with the Parent Company's fiscal year end.

2.          BACKGROUND

            The Company provides and operates private networks of integrated data and voice telecommunications systems in Argentina. The Company's principal line of business comprises the provision of data transmission services for large national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links and leased satellite capacity. The Company is a 98.3% owned subsidiary of IMPSAT Fiber Networks, Inc., a Delaware holding company
            (the "Parent Company").

            On October 20, 1998, the company and Resis Ingenieria S.A., a wholly owned subsidiary of the Parent Company, merged and Resis Ingenieria S.A. ceased operations. The merger as is the case for transactions among companies under common control, has been accounted for in a manner similar to the pooling of interests method of accounting, whereby all assets and liabilities have been recorded at their historical carrying amounts and the merger was recorded as if the transaction occurred at the beginning of each period presented.

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

            Cash and Cash Equivalents - Cash and cash equivalents are highly liquid investments, including short-term investments and time deposits with maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

            Revenue Recognition - The Company provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays a monthly fee based on the quantity and type of equipment installed. The fees stipulated in the contracts are generally denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total revenue from services for the year ended November 30, 1997, for the one - month period ended December 1997, and for the years ended December 31, 1998 and 1999.

            In connection with the Company's build out of the Broadband Network, the Company has granted Global Crossing Development Co., a subsidiary of Global Crossings Ltd. ("Global Crossing"), for a fixed advanced payment, an indefeasible right of use ("IRU") to a portion of its broadband network



                                     -F-28-
            capacity (see Note 7) when the Broadband Network is completed. The Company will recognize the revenue from the IRU ratably over the life of the IRU.


            Broadband Network -- The broadband network is under construction. Costs in connection with the construction, installation and expansion of the network are capitalized.

            Property, Plant and Equipment Costs - Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:



               Building and improvement                        10-25 years
               Operating communications equipment               5-10 years
               Furniture, fixtures and other equipment          2-10 years

            The operating communications equipment owned by the Company is subject to rapid technological obsolescence. In view of these developments, the Company decided to change the depreciable life of certain customer premises telecommunications equipment from 10 years to 5 years. The effect of this change in estimate totaled approximately $30.0 million and was included in depreciation expense for 1999.

            Investment - Investment represents a less than 1.0% ownership interest (at December 31, 1998 and 1999) by the Company in unaffiliated entities established for the purchase and leasing of satellite capacity time and are accounted for under the cost method.

            Long-Lived Assets - Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded for the year ended November 30, 1997, for the one-month period ended December 31, 1997, and for the years ended December 31, 1998 and 1999.

            Income Taxes - Deferred income taxes result from temporary differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with Statements of Financial Accounting Standards ("SFAS") No. 109, Accounting For Income Taxes, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

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

            Fair Value of Financial Instruments -- The Company's financial instruments include receivables, payables, short- and long-term debt. The fair value of such financial instruments have been determined using interest rates as of December 31, 1998 and 1999. The fair values were not materially different than their carrying (or contract) values.



            Reclassifications - Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation.

            New Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment to SFAS No. 133. SFAS No. 137 deferred the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management has not determined what effects, if any, the adoption of SFAS No. 133 will have on the Company's financial statements.


4.          TRADE ACCOUNTS RECEIVABLE

            Trade accounts receivable at December 31 are summarized as follows:

                                                                       DECEMBER 31,                     DECEMBER 31,
                                                                          1998                            1999
                                                                     -----------------------------------------------------


               Trade accounts receivable                              $    36,378                      $    49,989
               Less: allowance for doubtful accounts                      (8,310)                         (13,943)
                                                                      -----------                      -----------

               Trade accounts receivable, net                         $    28,068                      $    36,046
                                                                      -----------                      -----------

            The Company provides trade credit to its customers in the normal course of business. Prior to extending credit, the customers' financial history is analyzed.

            The activity for the allowance for doubtful accounts for the year ended November 30, 1997, for the one - month period ended December 31, 1997 and for the years ended December 31, 1998 and 1999 is as follows:


                                                                            ONE MONTH
                                                       YEAR ENDED              ENDED                       YEAR ENDED
                                                       NOVEMBER 30,         DECEMBER 31                    DECEMBER 31,
                                                         1997                  1997                  1998             1999
                                                 ---------------------------------------------------------------------------------
             Beginning balance                         $     2,712          $     5,282           $     5,497          $     8,310
             Provision for doubtful accounts                 2,654                  215                 3,453                6,280
             Write-offs, net of recoveries                    (84)                                      (640)                (647)
                                                       -----------          -----------           -----------          -----------
             Ending balance                            $    5,282           $    5,497            $    8,310           $   13,943
                                                       ===========          ===========           ===========          ===========

5.          OTHER RECEIVABLES

            Other receivables consist primarily of refunds or credits pending from local government for taxes other than income, advances to suppliers other than for fixed assets, and other miscellaneous amounts due to the Company.




7.      BROADBAND NETWORK AND AGREEMENTS

        Broadband network and related equipment consists of the following at December 31, 1999:

                                                                                 1999
                                                                       --------------------
              Under construction - Broadband Network                   $             26,967
              Under construction  - Global Crossing
                ducts                                                                 1,977
                                                                       --------------------
                   Total                                               $             28,944
                                                                       ====================


        NORTEL NETWORKS AGREEMENTS - On September 6, 1999, the Company executed a turnkey agreement with Nortel Networks Inc. ("Nortel") relating to Nortel's design and construction of segments of the Broadband Network in Argentina for approximately $133.1 million. Pursuant to this agreement, Nortel will construct:

                - long-haul, high capacity fiber optic backbones linking major cities in Argentina;

                - fiber optic and wireless radio local rings and access points within major cities in Argentina; and

                - connections in Argentina that will integrate the Company's networks with other providers' facilities, including submarine cable systems, and provide the Company with access to global telecommunications links.

            In addition, Nortel will provide, as part of the turnkey agreement:

                -       required equipment and components;

                -       civil infrastructure design and engineering;

                -       civil works supervision;

                - network infrastructure and configuration planning and engineering;

                - formulation of network quality and performance specifications;

                -       compilation of network testing procedures and protocols;
                        and

                - preparation of network maintenance and operations plans and procedures.

        On October 25, 1999, the Company signed a definitive agreement with an affiliate of Nortel Networks to borrow an aggregate of up to approximately $149.1 million of long term vendor financing. The financing, which will be disbursed over a two year period with final maturity in 2006, will be used to finance Nortel's construction of the segments of the Broadband Network in Argentina and the purchase of additional equipment to be used by the Company in connection with the operation of the Broadband Network. The Parent Company has agreed to guarantee the obligations of the Company under the Nortel financing agreements.

        FRAMEWORK AGREEMENT WITH GLOBAL CROSSING - On July 27, 1999, the Parent Company entered into an agreement with Global Crossing that contemplates the Parent Company or its affiliates entering into a series of definitive agreements. As part of these arrangements, Parent Company or its affiliates will purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing's fiber optic cable networks worldwide.


        On September 22, 1999, the Company entered into a definitive agreement with Global Crossing to construct the terrestrial portion of the Global Crossing's South American network between Las Toninas, Argentina on the Atlantic Ocean and Valparaiso, Chile on the Pacific Ocean (the "Trans-Andean Crossing System"). Construction of the Trans-Andean Crossing System commenced in September 1999. Global Crossing will pay the Company $50.7 million a for the turnkey construction of the Trans-Andean Crossing System, which includes:



                - construction of three ducts and related facilities over 230 route miles between Las Toninas and Buenos Aires, Argentina and over 290 route miles between Mendoza, Argentina and Valparaiso, Chile, for approximately $26 million.

                - licensing to Global Crossing of one duct on our Broadband Network between the cities of Buenos Aires and Mendoza in Argentina, for approximately $25 million.

        During September 1999, Global Crossing paid the Company $23.2 million in respect of the ongoing construction of the Trans-Andean Crossing System. The Company will accumulate all construction costs for the Global Crossing Ducts in projects under construction and will defer all payment received from Global Crossing until completion and deliver of the respective ducts.



7.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 31, consists of:


                                               DECEMBER 31,   DECEMBER 31,
                                                 1998           1999
                                               --------------------------
Land                                                            $   1,538
Building, installations and improvements       $  16,671           19,536
Operating communications equipment               226,480          265,276
Furniture, fixtures and other equipment            8,399           10,403
                                               ---------        ---------
           Total                                 251,550          296,753
Less:  accumulated depreciation                  (87,641)        (145,564)
                                               ---------        ---------

           Total                                 163,909          151,189
Equipment in transit                               1,825            2,686
Projects in process                                1,919            1,170
                                               ---------        ---------

Property, plant and equipment, net             $ 167,653        $ 155,045
                                               =========        =========


            The recap of accumulated depreciation for the year ended November 30, 1997, for the one - month period ended December 31, 1997 and for the years ended December 31, 1998 and 1999 is as follows:

                                                   ONE MONTH
                                YEAR ENDED           ENDED                YEAR ENDED
                               NOVEMBER 30,        DECEMBER 31,           DECEMBER 31,
                               -------------------------------------------------------------
                                  1997              1997             1998             1999
                               -------------------------------------------------------------
Beginning balance               $  50,682        $  67,212        $  68,654        $  87,641
Depreciation expense               18,033            1,562           20,515           59,039
Disposals and retirements          (1,503)            (120)          (1,528)          (1,116)
                                ---------        ---------        ---------        ---------
Ending balance                  $  67,212        $  68,654        $  87,641        $ 145,564
                                =========        =========        =========        =========


8.          SHORT-TERM DEBT

            The Company's short-term debt at December 31, is detailed as follows:

                                                                DECEMBER 31,            DECEMBER 30,
                                                                   1998                    1999
                                                                ------------------------------------

Short-term credit facilities, denominated in
    U.S. dollars, interest rates ranging from 8% to 12.75%       $11,000                 $10,707
    Pesos, interest rate from 12 to 12.75%                         2,000                      --
                                                                 -------                 -------

Total short-term debt                                            $13,000                 $10,707
                                                                 =======                 =======


            The Company has historically refinanced its short-term credit facilities on an annual basis.


9.          LONG-TERM DEBT

            The Company long-term debt is detailed as follows:

                                                                  DECEMBER 31,       DECEMBER 31,
                                                                     1998               1999
                                                                  --------------------------------

Term notes payable (6.63% - 12.63%) maturing
   semiannually through 1999, collateralized by certain assets       $ 64,802        $ 17,541
Eximbank notes payable (7%), maturing semiannually
   through 1999                                                         1,694
Eximbank notes payable (8%), maturing
   semiannually through 2003 and 2004                                       -           7,285
                                                                     --------        --------

           Total long-term debt                                        66,496          24,826
Less:  current portion                                                (64,694)         (4,411)
                                                                     --------        --------

Long-term debt, net                                                  $  1,802        $ 20,415
                                                                     ========        ========


            The scheduled maturities of debt and credit facilities at December 31, 1999 are as follows:

      FISCAL YEAR:                                                 AMOUNT
       ----------                                                 --------
       2000                                                        $  4,411
       2001                                                           1,931
       2002                                                           4,302
       2003                                                           4,117
       2004 and thereafter                                           10,065
                                                                     ------
       Total                                                       $ 24,826
                                                                   ========


10.         INCOME TAXES

            The components of the (provision for) benefit from income taxes, for the year ended November 30, 1997, for the one month period ended December 31, 1997, and for the years ended December 31, 1998 and 1999 is as follows:



                   YEAR ENDED        ONE MONTH ENDED               YEAR ENDED
                  NOVEMBER 30,         DECEMBER 31,               DECEMBER 31,
                     1997                 1997               1998                1999
                  ------------------------------------------------------------------------

 Current                                                                       $(1,941)
 Deferred          $(3,247)            $  (311)            $     0               7,923
                   -------             -------             -------             -------
 Total             $(3,247)            $  (311)            $     0             $ 5,982
                   =======             =======             =======             =======

               The statutory tax rate in Argentina was 33% in 1997 and 35% in 1998 and 1999.


10.     EL SITIO FRAMEWORK AGREEMENT

        On August 4, 1999, the Parent Company entered into a Framework Agreement with El Sitio, Inc. for, among other things, the sale of the Company retail Internet business for approximately $6.2 million and the Parent Company's purchase of shares of El Sitio's 8% convertible redeemable preferred stock for $6.2 million. In connection with these transactions, El Sitio will enter into telecommunications services agreements with the Company under which the Company will provide El Sitio with telecommunication networks to access the Internet backbone. El Sitio, a British Virgin islands corporation, is an Internet content and Internet service provider headquartered in Argentina that has other offices in Brazil, Mexico, Uruguay and the United States. These transactions were consummated on November 5, 1999.

11.     COMMITMENTS AND CONTINGENCIES

        Commitments - The Company leases leased telecommunications link with annual rental commitments of approximately $9.3 million through the year 2001. In addition, the company has commitments to purchase communications equipment amounting to approximately $54.0 million at December 31, 1999.

        Guarantees - The Company is guarantor on the $125 million 12 1/8% Senior Guaranteed Notes Due 2003 issued on July 30, 1996 by the Parent Company.

        IMPSAT Brazil has entered into a $5.3 million term note with El Camino Resources, which is guaranteed by the Company and Impsat Fiber Networks, Inc. At December 31, 1999, the balance outstanding was approximately $4.7 million.

        Litigation - The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

        In November 1996, the Company filed suit against one of its customers, ENCOTESA, for amounts due and arising under the Company's contracts with ENCOTESA, the former Argentine national postal service for $7.3 million. The Company had reclassified the trade account receivables from ENCOTESA to non-current assets at the estimated net realizable value of $5.1 million as determined by the Company based on the advice of local legal counsel. Although this matter continues to be negotiated for settlement, the Company during September 30, 1999 estimated the net realizable value to be zero and, accordingly, recorded an adjustment of $5.1 million, which is included within selling, general and administrative expenses in the accompanying statement of operations.







