Form 10-Q
period 2000-03-31
IMPSAT FIBER NETWORKS INC
filed 2000-05-15
CIK 1022329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2000 OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: As of March 31, 2000 the Company had outstanding 91,428,570 shares of Common Stock, $1.00 par value outstanding.

                            -------------------------

                           IMPSAT FIBER NETWORKS, INC.

                                   IMPSAT S.A.

                            -------------------------

                                      INDEX


                                                                                                      PAGE NO.
                                                                                                      --------
PART I FINANCIAL INFORMATION...............................................................................F-1

    ITEM 1.  FINANCIAL STATEMENTS..........................................................................F-1
    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.......................................................................1
    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................7

PART II OTHER INFORMATION....................................................................................8

    ITEM 1.  LEGAL PROCEEDINGS...............................................................................8
    ITEM 2.  CHANGES IN SECURITIES...........................................................................8
    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................................................8
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.............................................8
    ITEM 5.  OTHER INFORMATION...............................................................................8
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................9

SIGNATURES..................................................................................................10

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                    ASSETS
                                                                                     DECEMBER 31,               MARCH 31,
                                                                                         1999                     2000
                                                                                    -------------             -------------
                                                                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents ............................................            $      97,507             $     557,545
  Trade accounts receivable, net .......................................                   52,176                    52,878
  Other receivables ....................................................                   27,640                    30,516
  Prepaid expenses .....................................................                    1,703                     2,891
                                                                                    -------------             -------------
         Total current assets ..........................................                  179,026                   643,830
                                                                                    -------------             -------------
BROADBAND NETWORK, Net .................................................                   71,868                   126,501
                                                                                    -------------             -------------
PROPERTY, PLANT AND EQUIPMENT, Net .....................................                  310,330                   321,963
                                                                                    -------------             -------------
NON-CURRENT ASSETS:
  Investments ..........................................................                  235,925                   141,914
  Intangible assets ....................................................                      442                    87,350
  Deferred financing costs, net ........................................                    8,985                    14,452
  Other non-current assets .............................................                   21,756                    21,396
                                                                                    -------------             -------------
         Total non-current assets ......................................                  267,108                   265,112
                                                                                    -------------             -------------
TOTAL ..................................................................            $     828,332             $   1,357,406
                                                                                    =============             =============
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable -- trade ............................................            $      53,678             $      60,313
  Short-term debt ......................................................                   15,670                    17,920
  Current portion of long-term debt ....................................                   23,007                    24,061
  Accrued and other liabilities ........................................                   29,506                    35,109
  Deferred income taxes, net ...........................................                   51,870                    15,682
  Customer advances on broadband network ...............................                   23,200                    42,125
                                                                                    -------------             -------------
         Total current liabilities .....................................                  196,931                   195,210
                                                                                    -------------             -------------
LONG-TERM DEBT, Net ....................................................                  445,634                   778,205
                                                                                    -------------             -------------
OTHER LONG-TERM LIABILITIES ............................................                   16,406                    16,059
                                                                                    -------------             -------------
COMMITMENTS AND CONTINGENCIES (Note 13)
MINORITY INTEREST ......................................................                    4,985
                                                                                    -------------             -------------
REDEEMABLE PREFERRED STOCK, Convertible, Series A, 10%,
  cumulative dividend; 25,000 shares authorized, issued and
  outstanding, converted and redeemed on February 4, 2000 ..............                  149,035
                                                                                    -------------             -------------
STOCKHOLDERS' EQUITY:
  Common Stock $0.01 par value; 300,000,000 shares authorized,
    71,605,993 shares issued and outstanding at December 31, 1999,
    and 91,428,570 shares issued and outstanding at March 31, 2000 .....                      716                       914
  Additional paid in capital ...........................................                  221,013                   541,710
  Accumulated deficit ..................................................                 (202,934)                 (232,001)
  Treasury stock, 14,917,915 shares, at cost ...........................                 (125,000)
  Amount paid in excess of carrying value of assets acquired
    from related party .................................................                   (4,827)                   (4,685)
  Deferred stock-based compensation ....................................                                             (5,438)
  Accumulated other comprehensive income ...............................                  126,373                    67,432
                                                                                    -------------             -------------
         Total stockholders' equity ....................................                   15,341                   367,932
                                                                                    -------------             -------------
TOTAL ..................................................................            $     828,332             $   1,357,406
                                                                                    =============             =============

                See notes to consolidated financial statements.

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 1999                   2000
                                                             ------------           ------------
                                                                         (UNAUDITED)
NET REVENUES FROM SERVICES:
  Network services ...............................            $   42,349             $   44,992
  Internet .......................................                 6,022                  6,714
  Other ..........................................                 5,189                  7,057
                                                              ----------             ----------
      Total net revenues from services ...........                53,560                 58,763
                                                              ----------             ----------
COSTS AND EXPENSES:
  Direct costs:
      Contracted services ........................                 6,433                  8,082
      Other direct costs .........................                 3,425                  4,339
      Leased capacity ............................                 9,717                 13,037
      Cost of sold equipment .....................                   901                    820
                                                              ----------             ----------
          Total direct costs .....................                20,476                 26,278
                                                              ----------             ----------
  Salaries and wages .............................                10,815                 12,981
  Selling, general and administrative ............                 9,729                 13,031
  Depreciation and amortization ..................                10,915                 19,936
                                                              ----------             ----------
          Total costs and expenses ...............                51,935                 72,226
                                                              ----------             ----------
Operating income (loss) ..........................                 1,625                (13,463)
                                                              ----------             ----------
OTHER INCOME (EXPENSES):
  Interest expense, net ..........................               (14,360)               (17,614)
  Net (loss) gain on foreign exchange ............                (6,212)                 2,565
  Other (expense) income, net ....................                  (481)                   178
                                                              ----------             ----------
          Total other expenses ...................               (21,053)               (14,871)
                                                              ----------             ----------
LOSS BEFORE INCOME TAXES
  AND MINORITY INTEREST ..........................               (19,428)               (28,334)
BENEFIT FROM INCOME TAXES ........................                 2,143                    660
                                                              ----------             ----------
LOSS BEFORE MINORITY INTEREST ....................               (17,285)               (27,674)
LOSS ATTRIBUTABLE TO MINORITY INTEREST ...........                   164
                                                              ----------             ----------
NET LOSS BEFORE DIVIDENDS ON REDEEMABLE
  PREFERRED STOCK ................................               (17,121)               (27,674)
DIVIDENDS ON REDEEMABLE PREFERRED STOCK ..........                (3,375)                (1,393)
                                                              ----------             ----------
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS ...................................            $  (20,496)            $  (29,067)
                                                              ==========             ==========
NET LOSS PER COMMON SHARE:
  BASIC AND DILUTED ..............................            $    (0.42)            $    (0.36)
                                                              ==========             ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  BASIC AND DILUTED ..............................                48,725                 80,591
                                                              ==========             ==========

                See notes to consolidated financial statements.

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                              1999                2000
                                                                          ------------        ------------
                                                                                    (UNAUDITED)
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS ...................................................         $  (20,496)         $  (29,067)
OTHER COMPREHENSIVE LOSS, net of tax:
  Foreign currency translation adjustment ........................             (3,209)                303
  Change on unrealized gain on investment available for sale .....                 --             (59,244)
                                                                           ----------          ----------
     TOTAL .......................................................             (3,209)            (58,941)
                                                                           ----------          ----------
COMPREHENSIVE LOSS ...............................................         $  (23,705)         $  (88,008)
                                                                           ==========          ==========


                 See notes to consolidated financial statements

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                  COMMON STOCK              ADDITIONAL
                                                           ---------------------------        PAID IN          ACCUMULATED
                                                              SHARES           STOCK           CAPITAL           DEFICIT
                                                           -------------     ---------      -------------      ------------
BALANCE AT DECEMBER 31, 1999 .....................          56,688,076        $   716        $  221,013         $ (202,934)
  Dividends on redeemable preferred
    stock ........................................                                                                  (1,393)
  Issuance of common shares in Initial
    Public Offering, net of offering
    expenses .....................................          14,350,000            144           229,301
  Issuance of common stock in exchange
    for minority interest in Impsat
    Argentina, Colombia and Venezuela ............           5,472,579             54            92,980
  Issuance of treasury stock upon conversion
    of Series A preferred shares .................          14,917,915                           (7,022)
  Deferred stock-based compensation ..............                                                5,438
  Amortization of amount paid in excess of
    carrying value of net assets acquired
    from related party ...........................
  Change on unrealized gain on investment
    available for sale ...........................
  Foreign currency translation
    adjustment ...................................
  Net loss for the period ........................                                                                 (27,674)
                                                          ------------        -------        ----------         ----------
BALANCE AT MARCH 31, 2000 ........................          91,428,570        $   914        $  541,710         $ (232,001)
                                                          ============        =======        ==========         ==========

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                    AMOUNT PAID
                                                                    IN EXCESS OF
                                                                      CARRYING
                                                                        VALUE                           ACCUMULATED
                                                                    OF NET ASSETS   DEFERRED STOCK-        OTHER
                                                      TREASURY      ACQUIRED FROM        BASED          COMPREHENSIVE
                                                        STOCK       RELATED PARTY    COMPENSATION       (LOSS) INCOME       TOTAL
                                                     -----------  ----------------   --------------   -----------------  -----------
BALANCE AT DECEMBER 31, 1999 .....................   $ (125,000)   $   (4,827)                           $  126,373      $   15,341
  Dividends on redeemable preferred
    stock ........................................                                                                           (1,393)
  Issuance of common shares in Initial
    Public Offering, net of offering
    expenses .....................................                                                                          229,445
  Issuance of common stock in exchange
    for minority interest in Impsat
    Argentina, Colombia and Venezuela ............                                                                           93,034
  Issuance of treasury stock upon conversion
    of Series A preferred shares .................      125,000                                                             117,978
  Deferred share based compensation ..............                                        (5,438)
  Amortization of amount paid in excess of
    carrying value of net assets acquired
    from related party ...........................                        142                                                   142
  Change on unrealized gain on investment
    available for sale ...........................                                                          (59,244)        (59,244)
  Foreign currency translation
    adjustment ...................................                                                              303             303
  Net loss for the period ........................                                                                          (27,674)
                                                     ----------    ----------         ----------         ----------      ----------
BALANCE AT MARCH 31, 2000 ........................   $             $   (4,685)        $   (5,438)        $   67,432      $  367,932
                                                     ==========    ==========         ==========         ==========      ==========

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                        1999             2000
                                                                                     -----------      -----------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................................          $  (17,121)      $  (27,624)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Amortization and depreciation .........................................              10,915           19,936
    Deferred income tax benefit ...........................................              (1,404)          (1,395)
    Change in minority interest ...........................................                (435)
    Changes in assets and liabilities:
      Increase in trade accounts receivable, net ..........................              (2,024)            (702)
      Decrease (increase) in prepaid expenses .............................                 275           (1,188)
      Increase in other receivables and other
        non-current assets ................................................              (1,425)          (1,783)
      Increase in accounts payable -- trade ...............................                 388            6,635
      Increase in customer advances on broadband network ..................                               18,925
      Increase in accrued and other liabilities ...........................               4,124            5,603
      Increase (decrease) in other long-term liabilities ..................                 171             (347)
                                                                                     ----------       ----------
        Net cash (used in) provided by operating activities ...............              (6,536)          18,060
                                                                                     ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Build-out of broadband network ..........................................                              (20,203)
  Purchases of property, plant and equipment ..............................             (17,098)         (30,190)
  Increase in investment ..................................................                 (56)             (26)
                                                                                     ----------       ----------
        Net cash used in investing activities .............................             (17,154)         (50,419)
                                                                                     ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from short-term debt .....................................               2,468            2,250
  Proceeds from long-term debt, net .......................................                              296,199
  Repayments of long-term debt ............................................              (1,017)          (3,300)
  Proceeds from issuance of common stock, net .............................                              229,445
  Cash paid in redemption of preferred stock ..............................                              (32,500)
                                                                                     ----------       ----------
        Net cash provided by financing activities .........................               1,451          492,094
                                                                                     ----------       ----------
EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH
  EQUIVALENTS .............................................................              (3,209)             303
                                                                                     ----------       ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......................             (25,448)         460,038
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ......................              90,021           97,507
                                                                                     ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ............................          $   64,573       $  557,545
                                                                                     ==========       ==========


                                                                     (Continued)

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                     1999           2000
                                                                                 -----------     -----------
                                                                                         (UNAUDITED)
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ...........................................................       $  12,262       $  13,740
                                                                                  =========       =========
  Foreign income taxes paid ...............................................       $     611       $      --
                                                                                  =========       =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Accrued dividends on redeemable preferred stock .........................       $   3,375       $   1,393
                                                                                  =========       =========
  Change to unrealized gain on investment available for sale,
    net of tax ............................................................                       $ (59,244)
                                                                                                  =========
  Broadband network vendor financing ......................................                       $  34,691
                                                                                                  =========
  Issuance of treasury stock upon conversion of preferred stock ...........                       $ 115,142
                                                                                                  =========
  Issuance of common stock in exchange of minority interest
    of IMPSAT Argentina, Colombia and Venezuela ...........................                       $  93,034
                                                                                                  =========

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

       The Company's operating subsidiaries and percentages owned by the Company are as follows:

           Argentina     Impsat S.A.                         100.0%
           Brazil        Impsat Comunicacoes Ltda.            99.9
           Chile         Impsat Chile S.A.                   100.0
           Colombia      Impsat S.A.                         100.0
           Ecuador       Impsatel del Ecuador S.A.           100.0
           Mexico        Impsat S.A. de C.V.                  99.9
           Peru          Impsat S.A.                         100.0
           USA           Impsat USA, Inc.                    100.0
           Venezuela     Telecomunicaciones Impsat S.A.      100.0

       In addition, the Company owns International Satellite Capacity Holdings, NG (Liechtenstein) and Filcrown International Corporation (BVI), which serve intermediary functions to the Company and its operating subsidiaries.

2. INITIAL PUBLIC OFFERING

       The Company's completed an initial public offering ("IPO") of 11,500,000 shares of common stock on February 4, 2000. On the same date, British Telecommunications plc purchased 2,850,000 shares of the Company's common stock simultaneously with the IPO to maintain its approximate current ownership share in the Company. In anticipation of the IPO, on January 11, 2000, the Company's Board of Directors (the "Board") amended and restated the articles of incorporation of the Company to change the name of the Company to IMPSAT Fiber Networks, Inc. and authorized 300,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of "blank check" preferred stock, $0.01 par value. In addition, the Board approved a .592 for 1 reverse common stock split (see
Note 3), adopted a stockholders rights plan and approved the issuance of 5,472,579 shares of common stock to the minority shareholders in IMPSAT Argentina, IMPSAT Venezuela and IMPSAT Colombia in exchange for their minority interests in those subsidiaries. The acquisition of these minority interests was accounted for under the purchase method and resulted in approximately $88.0 million in goodwill.

In addition, the Company redeemed approximately $32.5 million of the redeemable preferred stock and the holders converted their remaining preferred shares into 14,917,915 shares of common stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation -- The financial statements are presented on a consolidated basis and include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

       Interim Financial Information - The unaudited consolidated statements as of March 31, 2000 and for the three months ended March 31, 1999 and 2000 have been prepared on the same basis as the Company's audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three-month periods ended March 31, 1999 and 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

       Revenue Recognition -- The Company provides services to its customers pursuant to contracts, which range from six months to five years but generally are for three years. The customer generally pays a monthly fee based on the quantity and type of equipment installed. The fees stipulated in the contracts are generally denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total net revenue from services for the three months ended March 31, 1999 and 2000.

In connection with the Company's build out of the Broadband Network, the Company has granted Global Crossing Development Co., a subsidiary of Global Crossings Ltd. ("Global Crossing") an indefeasible right of use ("IRU") to a portion of its broadband network capacity (see Note 6) when the Broadband Network is completed. The Company received a fixed advance payment and will recognize the revenue from the IRU ratably over the life of the IRU.

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

       Property, Plant and Equipment -- Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

               Buildings and improvements .......................................       10-25 years
               Operating communications equipment ...............................       5-10 years
               Furniture, fixtures and other equipment ..........................       2-10 years

The operating communications equipment owned by the Company is subject to rapid technological obsolescence, therefore it is reasonably possible that the equipment's estimated useful lives could change in the near future.

       Investments -- Investments covered under the scope of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, are classified as "available for sale" and are carried at fair value with any unrealized gain or loss, net of tax, being included in accumulated other comprehensive income within stockholders' equity. All other investments are carried at cost.

The Company's investments consist of the following at December 31, 1999 and March 31, 2000:

                                                                  1999              2000
                                                             --------------------------------
Investment, at cost.....................                       $    10,235     $      10,261
Investment, at fair value ($21,527 at cost)                        225,690           131,653
                                                               -----------     -------------
       Total............................                       $   235,925     $     141,914
                                                               ===========     =============

The Company's cost basis investment represents a less than 1% ownership in unaffiliated entities established for the purchase and leasing of satellite capacity time. The fair value basis investment represents a 15.3% stake in the common stock of El Sitio, Inc. The Company's investment in El Sitio's common stock is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure.

       Deferred Financing Costs -- Debt issuance costs and transaction fees, which are associated with the issuance of the Company's 12 1/8% Senior Guaranteed Notes due 2003 (the "Senior Guaranteed Notes"), 13 3/4% Senior Notes due 2005 (the "Senior Notes 2005") and 12 3/8% Senior Notes due 2008 (the "Senior Notes 2008") are being amortized (and charged to interest expense) over the term of the related notes on a method which approximates the level yield method.

       Intangible Assets -- Intangible assets consist primarily of goodwill of approximately $88.1 million created in the acquisition of the minority interest of certain operating subsidiaries, see Note 2. This goodwill is being amortized on a straight-line basis of over a period of 15 years. The Company reviews the carrying value of goodwill on an ongoing basis. If such review indicates that these values may not be recoverable, the Company's carrying value will be reduced to its estimated fair value.

       Long-Lived Assets -- Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded for the three months ended March 31, 1999 and 2000.

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

       Foreign Currency Translation -- The Company's subsidiaries generally use the U.S. dollar as the functional currency. Accordingly, the financial statements of the Company's subsidiaries were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the functional currency are included as net gain or loss on foreign exchange, except for IMPSAT Brazil which uses the local currency as the functional currency and its effects are included in the stockholders' equity.

       Fair Value of Financial Instruments -- The Company's financial instruments include receivables, investment, payables, short- and long-term debt. The Company's Senior Guaranteed Notes, Senior Notes 2005 and 2008, and available for sale investment were valued at market closing prices at December 31, 1999 and March 31, 2000. The fair value of all other financial instruments have been determined using available market information and interest rates as of December 31, 1999 and March 31, 2000.

At December 31, 1999 and March 31, 2000, the fair value of the Senior Guaranteed Notes and Senior Notes 2008 was approximately $324.0 million and $321.2 million, respectively, compared to the carrying value of $350.0 million, and the fair value and carrying value of the Company's investment in El Sitio's common stock was approximately $225.7 and $131.7 million, respectively. At March 31, 2000, the fair value of the Senior Notes 2005 was approximately $296.3 million compared to the carrying value of $300.0 million. The fair value of all other financial instruments were not materially different from their carrying value.

       Stock-Based Compensation -- SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee and non-employee members of the Board compensation plans at fair value. The Company has chosen to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee members of the Board are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee or non-employee member of the Board must pay for the stock.

       Stock Split -- On January 11, 2000, the Company's Board approved a .592 to 1 reverse common stock split (see Note 2). Retroactive restatement has been made to all share amounts to reflect the stock split.

       Net Loss Per Common Share -- Basic earnings per share is computed based on the average number of common shares outstanding and diluted earnings per share is computed based on the average number of common and potential common shares outstanding under the treasury stock method.

       Reclassifications -- Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

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

4. TRADE ACCOUNTS RECEIVABLE

       Trade accounts receivable, by operating subsidiaries, at December 31 and March 31, are summarized as follows:

                                                         DECEMBER 31,          MARCH 31,
                                                            1999                 2000
                                                            ----                 ----
                                                                              (UNAUDITED)
       IMPSAT Argentina.......................        $       49,989       $       49,690
       IMPSAT Colombia........................                 6,655                7,110
       IMPSAT Venezuela.......................                 7,074                6,543
       IMPSAT Ecuador.........................                 1,943                2,262
       IMPSAT USA.............................                 2,807                3,502
       IMPSAT Brasil..........................                 1,791                2,254
       Others.................................                 1,737                2,127
                                                      --------------       --------------
                 Total........................                71,996               73,488
       Less: allowance for doubtful accounts..               (19,820)             (20,610)
                                                      --------------       --------------
       Trade accounts receivable, net.........        $       52,176       $       52,878
                                                      ==============       ==============

       The Company's subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers' financial history is analyzed.

       The activity for the allowance for doubtful accounts for the year ended December 31, 1999, and for the three months ended March 31, 2000, is as follows:

                                                     DECEMBER 31,         MARCH 31,
                                                        1999                2000
                                                   --------------      ---------------
                                                                         (UNAUDITED)
       Beginning balance...............            $      10,109        $      19,820
       Provision for doubtful accounts.                   11,232                3,726
       Write-offs, net of recoveries...                   (1,521)              (2,936)
                                                   -------------        -------------
       Ending balance..................            $      19,820        $      20,610
                                                   =============        =============

5. OTHER RECEIVABLES

       Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries as follows at December 31 and March 31:

                                                          DECEMBER 31,         MARCH 31,
                                                             1999                2000
                                                        -------------       --------------
                                                                               (UNAUDITED)
       IMPSAT Argentina..................                $     13,606        $      13,553
       IMPSAT Colombia...................                       5,269                4,822
       IMPSAT Venezuela..................                       1,757                1,426
       IMPSAT Ecuador....................                         314                  337
       IMPSAT Mexico.....................                       2,662                2,992
       IMPSAT Brazil.....................                       1,122                5,226
       Others............................                       2,910                2,160
                                                         ------------        -------------
                 Total...................                $     27,640        $      30,516
                                                         ============        =============

6. BROADBAND NETWORK AND AGREEMENTS

Broadband network and related equipment consists of the following at December 31 and March 31:

                                                                  DECEMBER 31,             MARCH 31,
                                                                     1999                     2000
                                                                 --------------         ----------------
                                                                                          (UNAUDITED)
Equipment and materials                                          $       4,018          $         4,261
Right of ways                                                           15,134                   19,768
                                                                 -------------          ---------------
     Total                                                              19,152                   24,029
Less: accumulated depreciation                                          (1,318)                  (1,579)
                                                                 -------------          ---------------
     Total                                                              17,834                   22,450
Under construction - Broadband Network                                  51,966                   91,213
Under construction - Global Crossing ducts                               2,068                   12,838
                                                                 -------------          ---------------
     Total                                                       $      71,868          $       126,501
                                                                 =============          ===============

       The recap of accumulated depreciation for the year ended December 31, 1999 and for the three months ended March 31, 2000, is as follows:


                                                    DECEMBER 31,             MARCH 31,
                                                       1999                    2000
                                                   ---------------        ---------------
                                                                              (UNAUDITED)
       Beginning balance..........                 $           296        $         1,318
       Depreciation expense.......                           1,022                    261
                                                   ---------------        ---------------
       Ending balance.............                 $         1,318        $         1,579
                                                   ===============        ===============

NORTEL NETWORKS AGREEMENTS - On September 6, 1999, the Company executed two turnkey agreements with Nortel Networks Corporation ("Nortel") relating to Nortel's design and construction of segments of the Broadband Network in Argentina and Brazil for approximately $265 million. Pursuant to these agreements, Nortel will construct:

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

FRAMEWORK AGREEMENT WITH GLOBAL CROSSING - On July 27, 1999, the Company entered into an agreement with Global Crossing that contemplated the Company and Global Crossing entering into a series of definitive agreements. As part of these arrangements, the Company expects to purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing's fiber optic cable networks worldwide. These rights should enable the Company to interconnect the Company's networks in Argentina and Brazil and give the Company global international access.

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

During 1999, Global Crossing paid the Company $32.8 million in respect of the ongoing construction of the Global Crossing Ducts. The Company will accumulate all construction costs for the Global Crossing Ducts in projects under construction and will defer all payment received from Global Crossing until completion and deliver of the respective ducts. The Company will lease space in the telehouses in Buenos Aires, Argentina and Santiago, Chile to Global Crossing for its network operations.

In addition to the Trans-Andean Crossing System, the Company will:

       - construct fiber optic terrestrial backhauls that will connect Global Crossing's submarine cable landing points in Brazil, Colombia and Peru to major cities in these countries

       - sell co-location space in our telehouses in Rio de Janeiro and Sao Paulo, Brazil; Bogota, Colombia; Lima, Peru; and Caracas, Venezuela

The Company's telehouses will contain switching, routing and other network co-location equipment owned by the Company or lessees of space in the telehouses.

During the first quarter of 2000, the Company entered into agreements with Global Crossing to provide Global Crossing with IRUs of up to 20 years relating to broadband backhaul and network maintenance services in Rio de Janeiro and Sao Paulo, Brazil. The terrestrial fiber optic backhauls will connect Global Crossing's landing points in Rio de Janeiro and Sao Paulo with its points-of-presence to be co-located in the Company's telehouses in those cities.

7.  PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at December 31 and March 31 (exclusive of the Broadband Network, which is described in note 6, above) consisted of:

                                                                     DECEMBER 31,       MARCH 31,
                                                                        1999               2000
                                                                    -------------     -------------
                                                                                        (UNAUDITED)
       Land........................................                 $       3,985     $       6,999
       Building and improvements...................                        31,102            34,895
       Operating communications equipment..........                       486,528           507,874
       Furniture, fixtures and other equipment.....                        21,337            21,824
                                                                    -------------     -------------
                 Total.............................                       542,952           571,592
       Less: accumulated depreciation..............                      (242,706)         (254,868)
                                                                    -------------     -------------
                 Total.............................                       300,246           316,724
       Works in process............................                        10,084             5,239
                                                                    -------------     -------------
       Property, plant and equipment, net..........                 $     310,330     $     321,963
                                                                    =============     =============

       The recap of accumulated depreciation for the year ended December 31, 1999 and for the three months ended March 31, 2000, is as follows:

                                                           DECEMBER 31,          MARCH 31,
                                                               1999                 2000
                                                          -------------        -------------
                                                                                (UNAUDITED)
              Beginning balance.................          $     126,728        $     242,706
              Depreciation expense..............                118,834               18,557
              Disposals and retirements.........                 (2,856)              (6,395)
                                                          -------------        -------------
              Ending balance............. ......          $     242,706        $     254,868
                                                          =============        =============

8. SHORT-TERM DEBT

       The Company's short-term debt at December 31 and March 31, is detailed as follows:

                                                              DECEMBER 31,        MARCH 31,
                                                                  1999              2000
                                                              ------------      ------------
                                                                                 (UNAUDITED)

Short-term credit facilities, denominated in U.S.
  dollars; interest rates ranging from 5.72% to
  16.00%;
  IMPSAT Argentina ....................................        $   10,707        $   11,908
  IMPSAT Colombia .....................................             4,756             5,994
  Others ..............................................               207                18
                                                               ----------        ----------
      Total short-term debt ...........................        $   15,670        $   17,920
                                                               ==========        ==========

       The Company has historically refinanced its short term credit facilities on an annual basis.

9. LONG-TERM DEBT

       The Company's long-term debt at December 31 and March 31, is detailed as follows:

                                                                          DECEMBER 31,       MARCH 31,
                                                                             1999              2000
                                                                         -------------     -------------
                                                                                             (UNAUDITED)

12.125% Senior Guaranteed Notes due 2003 ........................        $  125,000         $  125,000
13.75% Senior Notes due 2005 ....................................                              300,000
12.375% Senior Notes due 2008 ...................................           225,000            225,000
Term notes payable:
  IMPSAT Colombia; with maturities through 2002
     collateralized by equipment with a carrying value of
     approximately $14,400 and the assignment of customer
     contracts totalling approximately $4,800
     Denominated in:
     U.S. dollars (interest rates 7.02% -- 12,50%) ..............            23,175             22,458
     Local currency (interest rates 12.3% -- 35.40%) ............            15,509             15,686
  IMPSAT Argentina (6.63% -- 12.63%), maturing
     Semiannually through 2003, collateralized by
     Investment .................................................             3,799              3,271
  IMPSAT USA (8.25% -- 8.75%), mortgage and
     equipment notes ............................................             1,731              1,651
  IMPSAT Venezuela (9.00% -- 10.75%), maturing during
     2001 .......................................................             2,383              1,474
  IMPSAT Brazil (13%), maturing during 2004 .....................             4,718              5,179
  IMPSAT Argentina Eximbank notes payable (8.00%),
  maturing semiannually through 2003 and 2004 ...................             7,285              7,820
  Broadband vendor financing (11.78%) due 2007 ..................            59,961             94,652
Other ...........................................................                80                 75
                                                                         ----------         ----------
          Total long-term debt ..................................           468,641            802,266
Less: current portion ...........................................           (23,007)           (24,061)
                                                                         ----------         ----------
Long-term debt, net .............................................        $  445,634         $  778,205
                                                                         ==========         ==========

       The Senior Guaranteed Notes, the Senior Notes 2005 and 2008, the Broadband Network vendor financing and some of the term notes payable for IMPSAT Argentina, IMPSAT Brazil, IMPSAT Colombia and IMPSAT Venezuela contain certain covenants requiring certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

10. INCOME TAXES

       The composition of the benefit (provision) from income taxes, all of which are for foreign taxes, for the three months ended March 31, 1999 and 2000 is as follows:

                                                                         MARCH 31,
                                                                   1999              2000
                                                               ------------     -------------
                                                                                  (UNAUDITED)

               Current income taxes......................       $     (462)      $      (897)
               Deferred income taxes.....................            2,605             1,557
                                                                ----------       -----------
                    Total................................       $    2,143       $       660
                                                                ==========       ===========

       The foreign statutory tax rates range from 20% to 35% depending on the particular country.

11. STOCK OPTION PLANS

       In December 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"), pursuant to which 4,776,016 shares of Company's Common Stock were reserved for issuance upon exercise of options. The 1998 Plan is designed as a means to retain and motivate key employees and directors. The Company's compensation committee, or in the absence thereof, the Board, administers and interprets the 1998 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including executive officers and directors (whether or not they are employees) of the Company or affiliated companies. Options granted under the 1998 Plan are on such terms and at such prices as determined by the compensation committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Common Stock on the date of grant. The 1998 Plan will terminate on December 1, 2008, unless sooner terminated by the Company's Board.

       Under the 1998 Plan, the Company granted options for 441,650 shares at an exercise price of $8.38 during the year ended December 31, 1998 and options for 393,340 shares at an exercise price of $10.47 during the year ended December 31, 1999. These options vest on each of the first, second and third anniversaries of the date of grant, as to 10%, 30%, and 30%, respectively, of the granted shares. On the fourth anniversary of the date of grant, the option vests as to the remainder of the granted shares.

       On January 5, 2000, the Company's Board adopted the 1999 Stock Option Plan (the "1999 Plan"), which provides for the grants to its key officers and employees of stock options that are non- qualified for U.S. federal income tax purposes. The terms of the 1999 Plan are otherwise identical to those of the 1998 Plan except that:

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

       The expiration date of the 1999 Plan is January 5, 2010.

       In connection with the stock options granted under the 1999 Plan, the Company recorded $5.4 million in stockholders' equity as deferred compensation during January 2000. The deferred compensation will be amortized to expense over the vesting period, which commences four years after the date of grant.

12. OPERATING SEGMENT INFORMATION

       The Company's operating segment information, by subsidiary, as of and for the three months ended March 31, 1999 and 2000, is as follows:

                                                           MARCH 31,
                                                -------------------------------
                                                   1999                2000
                                                -----------         -----------
TOTAL ASSETS
  IMPSAT Argentina .....................        $   233,205         $   302,791
  IMPSAT Colombia ......................            108,615              81,782
  IMPSAT Venezuela .....................             38,213              43,604
  IMPSAT Mexico ........................              8,932              12,126
  IMPSAT Ecuador .......................             23,507              18,202
  IMPSAT USA ...........................             15,524              19,283
  IMPSAT Brazil ........................             24,144             115,664
  Parent Company, Others
     and eliminations ..................             59,183             763,954
                                                -----------         -----------
     CONSOLIDATED TOTAL ................        $   511,323         $ 1,357,406
                                                ===========         ===========

NET REVENUES FROM SERVICES
  NETWORK SERVICES
  IMPSAT Argentina .....................        $    20,564         $    20,794
  IMPSAT Colombia ......................             12,924              10,919
  IMPSAT Venezuela .....................              4,509               5,682
  IMPSAT Ecuador .......................              2,302               2,564

                                                           MARCH 31,
                                                -------------------------------
                                                   1999                2000
                                                -----------         -----------
  IMPSAT USA ...........................              2,465               2,827
  IMPSAT Brazil ........................                694               3,134
  Other ................................                642                 819
  Eliminations .........................             (1,751)             (1,747)
                                                -----------         -----------
     CONSOLIDATED TOTAL ................        $    42,349         $    44,992
                                                ===========         ===========
  INTERNET
  IMPSAT Argentina .....................        $     1,842         $     2,411
  IMPSAT Colombia ......................                752                 702
  IMPSAT Venezuela .....................                167                 472
  IMPSAT Ecuador .......................                742                 816
  IMPSAT USA ...........................              1,334               2,094
  IMPSAT Brazil ........................                134               1,384
  Others ...............................              1,910                  48
  Eliminations .........................               (859)             (1,213)
                                                -----------         -----------
     CONSOLIDATED TOTAL ................        $     6,022         $     6,714
                                                ===========         ===========
  OTHER
  IMPSAT Argentina .....................        $     4,091         $     3,599
  IMPSAT Colombia ......................              1,209               2,194
  IMPSAT Venezuela .....................                396                 381
  IMPSAT Ecuador .......................                 39                 115
  IMPSAT USA ...........................                376                 822
  IMPSAT Brazil ........................                193                 578
  Others ...............................                292                 119
  Eliminations .........................             (1,407)               (751)
                                                -----------         -----------
     CONSOLIDATED TOTAL ................        $     5,189         $     7,057
                                                ===========         ===========

TOTAL NET REVENUE FROM SERVICES
  IMPSAT Argentina .....................        $    26,497         $    26,804
  IMPSAT Colombia ......................             14,885              13,815
  IMPSAT Venezuela .....................              5,072               6,535
  IMPSAT Ecuador .......................              3,083               3,495
  IMPSAT USA ...........................              4,175               5,743
  IMPSAT Brazil ........................              1,021               5,096
  Others ...............................              2,844                 986
  Eliminations .........................             (4,017)             (3,711)
                                                -----------         -----------
     CONSOLIDATED TOTAL ................        $    53,560         $    58,763
                                                ===========         ===========

OPERATING INCOME (LOSS)
  IMPSAT Argentina .....................              2,774         $    (6,251)
  IMPSAT Colombia ......................              3,264                 388
  IMPSAT Venezuela .....................                240                (432)
  IMPSAT Mexico ........................             (1,019)               (464)
  IMPSAT Ecuador .......................                661                 (20)
  IMPSAT USA ...........................                (50)                215
  IMPSAT Brazil ........................             (2,312)             (4,469)
  Eliminations .........................             (1,933)             (2,430)
                                                -----------         -----------
     CONSOLIDATED TOTAL ................        $     1,625         $   (13,463)
                                                ===========         ===========


13. COMMITMENTS AND CONTINGENCIES

       COMMITMENTS - The Company leases satellite capacity with average annual rental commitments of approximately $33.0 million, through the year 2003. In addition, the Company has commitments to purchase communications equipment amounting to approximately $10.0 million at March 31, 2000.

       GUARANTEES - The Company is a third party guarantor of up to 75% of a $6.0 million credit facility provided to IMPSAT Venezuela by a regional development fund. At March 31, 2000, the balance outstanding on the credit facility amounted to approximately $1.5 million.

       IMPSAT Brazil has entered into a $5.2 million term note with El Camino Resources, which is guaranteed by the Company and IMPSAT Argentina. At March 31, 2000, the balance outstanding was approximately $5.2 million.

       LITIGATION - The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

       In November 1996, IMPSAT Argentina filed suit against a former customer, ENCOTESA, for amounts due and arising under IMPSAT Argentina's contracts with ENCOTESA, the Argentine national postal service for $7.3 million. The ultimate collectivity of this matter continues to be negotiated for settlement, however, the Company has valued this receivable at a net realizable value of zero.


                                   * * * * * *

IMPSAT S.A.

BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                DECEMBER 31,       MARCH 31,
                                                                                   1999              2000
                                                                              --------------------------------
                                                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $   4,199         $   6,664
  Trade accounts receivable, net                                                    36,046            36,010
  Receivable from affiliated companies                                               4,130             3,218
  Other receivables                                                                 13,605            13,553
  Prepaid expenses                                                                     825               838
                                                                                 ---------         ---------
      Total current assets                                                          58,805            60,283
                                                                                 ---------         ---------
BROADBAND NETWORK, Net                                                              28,944            55,506
                                                                                 ---------         ---------
PROPERTY, PLANT AND EQUIPMENT, Net                                                 155,045           161,289
                                                                                 ---------         ---------
NON-CURRENT ASSETS:
  Investment                                                                        10,235            10,261
  Deferred income taxes, net                                                         3,622             3,622
  Other non-current assets                                                          16,327            15,452
                                                                                 ---------         ---------
      Total non-current assets                                                      30,184            29,335
                                                                                 ---------         ---------
TOTAL                                                                            $ 272,978         $ 306,413
                                                                                 =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade                                                       $  32,732         $  31,481
  Short-term debt                                                                   10,707            11,908
  Advances from affiliated companies                                                68,959            22,146
  Current portion of long-term debt                                                  4,411             4,282
  Accrued and other liabilities                                                      9,548             8,762
  Customer advances on broadband network                                            23,200            32,791
                                                                                 ---------         ---------
      Total current liabilities                                                    149,557           111,370
                                                                                 ---------         ---------
LONG-TERM DEBT, Net                                                                 46,124            59,826
                                                                                 ---------         ---------
OTHER LONG-TERM LIABILITIES                                                            510               877
                                                                                 ---------         ---------
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
  Common stock, 5,123 shares issued and outstanding at December 31, 1998;
    and 14,755 shares issued and outstanding at December 31, 1999                        3                 3
  Paid in capital                                                                   82,442           149,685
  Accumulated deficit                                                               (5,658)          (15,348)
                                                                                 ---------         ---------
      Total stockholders' equity                                                    76,787           134,340
                                                                                 ---------         ---------
TOTAL                                                                            $ 272,978         $ 306,413
                                                                                 =========         =========


See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                           ------------------------------
                                                              1999              2000
                                                              ----              ----
                                                                    (UNAUDITED)

NET REVENUES FROM SERVICES:
  Network services .................................        $  20,564         $  20,794
  Internet .........................................            1,842             2,411
  Other ............................................            4,091             3,599
                                                            ---------         ---------
      Total net revenues from services .............           26,497            26,804
                                                            ---------         ---------

COSTS AND EXPENSES:
  Direct Costs:
      Contracted services ..........................            3,343             4,018
      Other direct costs ...........................            1,944             1,875
      Satellite and terrestrial leased capacity ....            3,852             5,007
      Cost of sold equipment .......................              737               762
                                                            ---------         ---------
         Total direct costs ........................            9,876            11,662
                                                            ---------         ---------
  Salaries and wages ...............................            4,386             5,913
  Selling, general and administrative ..............            3,715             6,428
  Depreciation and amortization ....................            5,746             9,052
                                                            ---------         ---------
         Total costs and expenses ..................           23,723            33,055
                                                            ---------         ---------
Operating income (loss) ............................            2,774            (6,251)
                                                            ---------         ---------

OTHER INCOME (EXPENSES):
  Interest expense, net                                        (2,897)           (2,830)
  Other income (loss), net                                          6                (8)
                                                            ---------         ---------

           Total other expense                                 (2,891)           (2,838)
                                                            ---------         ---------

LOSS BEFORE INCOME TAXES                                         (117)           (9,089)

PROVISION FOR INCOME TAXES                                        (40)             (601)
                                                            ---------         ---------

NET LOSS                                                    $    (157)        $  (9,690)
                                                            =========         =========


See notes to financial statements.

IMPSAT S.A.

STATEMENT OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                            COMMON           PAID-IN        RETAINED
                                             STOCK           CAPITAL        EARNINGS(*)          TOTAL

BALANCE AT DECEMBER 31, 1999               $       3        $  82,442        $  (5,658)        $  76,787
Shareholders' contribution                                     67,243                             67,243
Net loss                                                                        (9,690)           (9,690)
                                           ---------        ---------        ---------         ---------
BALANCE AT MARCH 31, 2000                  $       3        $ 149,685        $ (15,348)        $ 134,340
                                           =========        =========        =========         =========


(*) Includes an appropriation of retained earnings, amounting to $1,890, to comply with legal reserve requirements in Argentina.

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                      ------------------------------
                                                                                           1999             2000
                                                                                      ------------------------------
                                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $   (157)        $ (9,690)
  Adjustment to reconcile net loss to net cash
    (used in) provided by operating activities:
      Amortization and depreciation                                                        5,746            9,052
      Deferred income tax provision                                                           40
      Changes in assets and liabilities:
         (Increase) decrease in trade accounts receivable, net                            (1,536)              36
         Decrease (increase) in prepaid expenses                                              42              (13)
         (Increase) decrease in other receivables and other non-current
            assets                                                                          (173)           1,839
         Decrease in accounts payable - trade                                             (6,389)          (1,251)
         Increase (decrease) in accrued and other liabilities                                 84             (786)
         Increase in customer advances on broadband network                                                 9,591
         Increase in other long-term liabilities                                             499              367
                                                                                        --------         --------

             Net cash (used in) provided by operating activities                          (1,844)           9,145
                                                                                        --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                (332)         (15,296)
  Build-out of broadband network                                                                          (19,817)
  Increase in investment                                                                     (56)             (26)
                                                                                        --------         --------

             Net cash used in investing activities                                          (388)         (35,139)
                                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments of) borrowings from short-term debt                                       (1,962)           1,201
  Changes in advances from \ to affiliates                                                    18          (46,813)
  Proceeds from long-term debt                                                               228            8,244
  Repayment of long-term debt                                                               (643)          (1,416)
  Capital contribution                                                                                     67,243
                                                                                        --------         --------
           Net cash (used in) provided by financing activities                            (2,359)          28,459
                                                                                        --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                             (4,591)           2,465

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
  PERIOD                                                                                  13,849            4,199
                                                                                        --------         --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                          $  9,258         $  6,664
                                                                                        ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                         $  4,270         $  2,761
                                                                                        ========         ========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Broadband network vendor financing                                                                   $  6,745
                                                                                                         ========



See notes to financial statements.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS
(IN THOUSANDS OF U. S. DOLLARS)
--------------------------------------------------------------------------------

1.     BACKGROUND

       The Company provides and operates private networks of integrated data and voice telecommunications systems in Argentina. The Company's principal line of business comprises the provision of data transmission services for large national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links and leased satellite capacity. During the present period IMPSAT Fiber Networks, Inc. (a Delaware Holding company (the "Parent Company") exchanged shares of its common stock for the minority interests in the Company. As of March 31, 2000, the Company is a 100% owned subsidiary of the Parent Company.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Interim Financial Information - The unaudited statements as of March 31, 2000 and for the three months ended March 31, 1999 and 2000 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three months ended March 31, 1999 and 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

       Cash and Cash Equivalents - Cash and cash equivalents are highly liquid investments, including short-term investments with maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

       Revenue Recognition - The Company provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays a monthly fee based on the quantity and type of equipment installed. The fees stipulated in the contracts are generally denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total revenue from services for the three months ended March 31, 1999 and 2000.

       In connection with the Company's build out of the Broadband Network, the Company has granted Global Crossing Development Co., a subsidiary of Global Crossings Ltd. ("Global Crossing") an indefeasible right of use ("IRU") to a portion of its broadband network capacity (see Note 5) when the Broadband Network is completed. The Company received a fixed advance payment and will recognize the revenue from the IRU ratably over the life of the IRU.

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

       Property, Plant and Equipment - Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

         Building and improvement                                                 10-25 years
         Operating communications equipment                                        5-10 years
         Furniture, fixtures and other equipment                                   2-10 years

       The operating communications equipment owned by the Company is subject to rapid technological obsolescence, therefore it is reasonably possible that the equipment's estimated useful lives could change in the near future.

       Investment - Investment represents a less than 1.0% ownership interest (at December 31, 1999 and 2000) by the Company in unaffiliated entities established for the purchase and leasing of satellite capacity time and are accounted for under the cost method.

       Long-Lived Assets - Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded for the three months ended March 31, 1999 and 2000.

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

       Reclassifications - Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

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

3.     TRADE ACCOUNTS RECEIVABLE

       Trade accounts receivable at December 31 and March 31, are summarized as follows:

                                                    DECEMBER 31, 1999   MARCH 31,
                                                                          2000
                                                  -----------------------------------
                                                                      (UNAUDITED)
Trade accounts receivable                            $   49,989         $   49,690
Less: allowance for doubtful accounts                   (13,943)           (13,680)
                                                     ----------         ----------
Trade accounts receivable, net                       $   36,046         $   36,010
                                                     ----------         ----------

       The Company provides trade credit to its customers in the normal course of business. Prior to extending credit, the customers' financial history is analyzed.

       The activity for the allowance for doubtful accounts for the year ended December 31, 1999 and for the three months ended March 31, 2000, is as follows:

                                                 DECEMBER 31,          MARCH 31,
                                                    1999                 2000
                                               -----------------------------------
                                                                     (UNAUDITED)

Beginning balance                                $    8,310          $   13,943
Provision for doubtful accounts                       6,280               2,298
Write-offs, net of recoveries                          (647)             (2,561)
                                                 ----------          ----------
Ending balance                                   $   13,943          $   13,680
                                                 ==========          ==========

4.     OTHER RECEIVABLES

       Other receivables consist primarily of refunds or credits pending from local government for taxes other than income, advances to suppliers other than for fixed assets, and other miscellaneous amounts due to the Company.

5.     BROADBAND NETWORK AND AGREEMENTS

       Broadband network and related equipment consists of the following at December 31 and March 31:

                                                                    DECEMBER 31,           MARCH 31
                                                                        1999                 2000
                                                                  ------------------------------------
                                                                                         (UNAUDITED)
         Under construction - Broadband Network                    $      26,967        $      43,899
         Under construction  - Global Crossing ducts                       1,977               11,607
                                                                   -------------        -------------
           Total                                                   $      28,944        $      55,506
                                                                   =============        =============

       NORTEL NETWORKS AGREEMENTS - On September 6, 1999, the Company executed a turnkey agreement with Nortel Networks Corporation ("Nortel") relating to Nortel's design and construction of segments of the Broadband Network in Argentina for approximately $133.1 million. Pursuant to this agreement, Nortel will construct:

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

       On October 25, 1999, the Company signed a definitive agreement with Nortel to borrow an aggregate of up to approximately $149.1 million of long term vendor financing. The financing, which will be disbursed over a two year period with final maturity in 2006, will be used to finance Nortel's construction of the segments of the Broadband Network in Argentina and the purchase of additional equipment to be used by the Company in connection with the operation of the Broadband Network. The Parent Company has agreed to guarantee the obligations of the Company under the Nortel financing agreements.

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

       During September 1999, Global Crossing paid the Company $32.8 million in respect of the ongoing construction of the Trans-Andean Crossing System. The Company will accumulate all construction costs for the Global Crossing Ducts in projects under construction and will defer all payment received from Global Crossing until completion and deliver of the respective ducts.

6.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at December 31 and March 31 (exclusive of the Broadband Network) consists of:

                                                      DECEMBER 31,        MARCH 31,
                                                         1999               2000
                                                     --------------------------------
                                                                        (UNAUDITED)

Land                                                   $   1,538          $   2,653
Building, installations and improvements                  19,536             22,417
Operating communications equipment                       265,276            271,978
Furniture, fixtures and other equipment                   10,403             11,368
                                                       ---------          ---------
       Total                                             296,753            308,416
Less:  accumulated depreciation                         (145,564)          (148,197)
                                                       ---------          ---------

       Total                                             151,189            160,219
Works in process                                           3,856              1,070
                                                       ---------          ---------

Property, plant and equipment, net                     $ 155,045          $ 161,289
                                                       =========          =========

       The recap of accumulated depreciation for the year ended December 31, 1999 and for the three months period ended March 31, 2000, is as follows:

                                                            DECEMBER 31,          MARCH 31,
                                                               1999                 2000
                                                          ------------------------------------
                                                                                (UNAUDITED)
       Beginning balance                                   $    87,641           $   145,564
       Depreciation expense                                     59,039                 9,052
       Disposals and retirements                                (1,116)               (6,419)
                                                           -----------           -----------
       Ending balance                                      $   145,564           $   148,197
                                                           ===========           ===========

7.     SHORT-TERM DEBT

       The Company's short-term debt consists of short-term credit facilities, denominated in U.S. dollars with interest rates ranging from 8% to 12.75%. Amounts outstanding under these facilities totaled approximately $10,707 and $11,908 at December 31, 1999 and March 31, 2000. The Company has historically refinanced its short-term credit facilities on an annual basis.

8.     LONG-TERM DEBT

       The Company long-term debt at December 31 and March 31, is detailed as follows:

                                                                                    DECEMBER 31,        MARCH 31,
                                                                                       1999                2000
                                                                                ------------------------------------
                                                                                                      (UNAUDITED)
       Term notes payable (6.63% - 12.63%) maturing
          semiannually through 2007, collateralized by certain assets              $    3,799          $    3,271
       Eximbank notes payable (8%), maturing
          semiannually through 2003 and 2004                                            7,285               7,820
       Broadband vendor financing (11.78%) due 2007                                    39,451              53,017
                                                                                   ----------          ----------

                  Total long-term debt                                                 50,535              64,108
       Less:  current portion                                                          (4,411)             (4,282)
                                                                                   ----------          ----------

       Long-term debt, net                                                         $   46,124          $   59,826
                                                                                   ==========          ==========

9.     INCOME TAXES

       During the three months ended March 31, 1999 and 2000, the Company recorded a current provision for income taxes of $40,000 and $602,000 respectively. The statutory tax rate in Argentina was 35%.

10.    COMMITMENTS AND CONTINGENCIES

       Commitments - The Company leases leased telecommunications link with annual rental commitments of approximately $10.5 million through the year 2001. In addition, the company has commitments to purchase communications equipment amounting to approximately $6.5 million at March 31, 2000.

       Guarantees - The Company is guarantor on the $125 million 12 1/8% Senior Guaranteed Notes Due 2003 issued on July 30, 1996 by the Parent Company.

       IMPSAT Brazil has entered into a $5.2 million term note with El Camino Resources, which is guaranteed by the Company and Impsat Fiber Networks, Inc. At March 31, 2000, the balance outstanding was approximately $5.2 million.

       Litigation - The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

       In November 1996, IMPSAT Argentina filed suit against a former customer, ENCOTESA, for amounts due and arising under IMPSAT Argentina's contracts with ENCOTESA, the Argentine national postal service for $7.3 million. The ultimate collectivity of this matter continues to be negotiated for settlement, however, the Company has valued this receivable at a net realizable value of zero.

                                   * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       The following financial table summarizes our results of operations:

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                      -------------------------------------------------
                                                                                1999                        2000
                                                                      -------------------------   ---------------------
                                                                             (IN THOUSANDS AND AS A PERCENTAGE OF
                                                                                     CONSOLIDATED REVENUES)
       Net revenues from services...................................   $   53,560    100.0%        $  58,763    100.0%
       Contracted services..........................................        6,433     12.0             8,082     13.8
       Other direct costs...........................................        3,425      6.4             4,339      7.4
       Leased capacity..............................................        9,717     18.1            13,037     22.2
       Cost of sold equipment.......................................          901      1.7               820      1.4
       Salaries and wages...........................................       10,815     20.2            12,981     22.1
       Selling, general and administrative..........................        9,729     18.2            13,031     22.2
       Depreciation and amortization................................       10,915     20.4            19,936     33.9
       Interest expense, net........................................       14,360     26.8            17,614     30.0
       Net (loss) gain on foreign exchange..........................       (6,212)   (11.6)            2,565      4.4
       Benefit from income taxes....................................        2,143      4.0               660      1.1
       Net loss attributable to common stockholders.................       20,496     38.3            29,067     49.5

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

       Revenues. Our net revenues for the first quarter of 2000 totaled $58.8 million, an increase of $5.2 million, or 9.7%, from net revenues for the same period in 1999. The following table shows our revenues by operating subsidiary (including intercompany transactions) for the periods indicated:

                                                     THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                 --------------------------
                                                    1999            2000
                                                 -----------     ----------
                                                        (IN THOUSANDS)
             IMPSAT Argentina................      $26,497        $26,804
             IMPSAT Colombia.................       14,885         13,815
             IMPSAT Venezuela................        5,072          6,535
             IMPSAT Ecuador..................        3,083          3,495
             IMPSAT Mexico...................          811            827
             IMPSAT Brazil(1)................        1,021          5,096
             Mandic S.A(1)...................        2,033             --
             IMPSAT USA......................        4,175          5,743

       -------------------------

       (1) On October 5, 1999, we transferred the retail dial-up Internet business of Mandic to El Sitio, Inc., and merged Mandic's remaining operations into IMPSAT Brazil.

       Growth in our net revenues resulted primarily from non-satellite services, including terrestrial-based network services and corporate Internet services. The following table shows our revenues by business lines (after elimination of intercompany transactions) for the periods indicated:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                ----------------------------
                                                    1999            2000
                                                -----------      -----------
                                                       (IN THOUSANDS)
  Network services
    Terrestrial ........................         $  7,603         $  9,465
    Satellite ..........................           34,722           35,526
                                                 --------         --------
        Total network services .........         $  2,349         $ 44,992
                                                 --------         --------
  Internet
    Corporate ..........................         $  1,723         $  4,274
    Wholesale ..........................            4,299            2,440
                                                 --------         --------
        Total Internet .................         $  6,022         $  6,714
                                                 --------         --------
  Other ................................         $  5,189         $  7,057
                                                 --------         --------
Total net revenues from services .......         $ 53,560         $ 58,763
                                                 ========         ========

       Despite the economic recessions experienced in many of our countries of operation during 1999 and into the first quarter of 2000, we achieved revenue growth for the first three months of 2000. This revenue growth was achieved principally because of an overall increase in the number of customers and services we provided to them offset, in part, by decreasing prices. Excluding Internet and fax store and forward customers, we had a total of 1,913 customers at March 31, 2000, compared to 1,534 customers at March 31, 1999. Customer growth was most pronounced in Brazil, Argentina and the United States. Significant new customers we obtained during the first quarter of 2000 included IFX, a U.S. Internet access provider that has commenced operations in Latin America, Banque Nationale de Paris, and the Buenos Aires Stock Exchange Clearing House in Argentina.

       In August 1999, we entered into an agreement with El Sitio, Inc., an Internet content provider, for the sale of our retail Internet businesses in Argentina, Brazil and Colombia for approximately $21.5 million. We concluded the sale of our Brazilian retail Internet business to El Sitio in October 1999, the sale of our Argentine retail Internet business to El Sitio in November 1999, and the sale of our Colombian retail Internet business during April 2000. Our revenue for the first quarter of 1999 includes $1.6 million from retail Internet business in Argentina, Brazil and Colombia, and our first quarter 2000 revenue includes $0.2 million from retail Internet business in Colombia.

       The Company's operations in Brazil recorded the highest revenue growth rate among our countries of operation. Revenues at IMPSAT Brazil during the first quarter of 2000 totaled $5.1 million, an increase of $4.1 million, or 399.1%, compared to the same period in 1999. IMPSAT Brazil's revenues for the first quarter of 2000 included:

- $1.3 million in wholesale Internet revenues, including revenues from Mandic's operations, which were merged into IMPSAT Brazil in October 1999

- $0.1 million in wholesale Internet revenues from El Sitio, Inc., which relates to our telecommunications services used by El Sitio to provide Internet access to the retail Internet business we sold to El Sitio in October 1999

       Our operations in the United States and Venezuela also showed improved results. IMPSAT USA's revenues totaled $5.7 million in the first quarter of 2000, a 37.5% increase as compared to the first quarter of 1999. This is primarily a result of increased network services and Internet backbone access services to multinational corporations with operations in Latin America. IMPSAT Venezuela's revenues totaled $6.5 million for the first three months of 2000, 28.8% higher than in the first quarter of 1999.

       In Argentina, revenues for the Company's satellite-based services declined as compared to the prior year's first quarter while non-satellite-based services, including terrestrial-based network services and corporate Internet services, increased.

       Our improved results in Brazil, Venezuela and the United States were offset by a decrease in revenues at IMPSAT Colombia. During the first quarter of 2000, our operations in Colombia, our second oldest market, continued to be adversely affected by that country's economic recession. IMPSAT Colombia's revenues totaled $13.8 million during the first quarter of 2000, a 7.2% decrease from the same period in 1999. Due to continuing effects of the recession, we expect IMPSAT Colombia to continue to experience declining prices and margin pressure for the remainder of 2000.

       Our revenue for the first quarter of 2000 includes $1.0 million that we generated from equipment sales during that period, compared to $1.4 million during the first quarter of 1999.

       Direct Costs. Our direct costs for the first quarter of 2000 totaled $26.3 million, an increase of $5.8 million, or 28.3%, compared to the first quarter of 1999. Of our total direct costs for the first quarter of 2000, $11.7 million related to the operations of IMPSAT Argentina and $5.3 million related to the operations of IMPSAT Colombia. This compares to $9.9 million at IMPSAT Argentina and $5.1 million at IMPSAT Colombia for the first quarter of 1999. Direct costs for IMPSAT Brazil totaled $4.0 million for the first quarter of 2000, compared to $0.7 million for the corresponding period in 1999. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

              (1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. In the first quarter of 2000, our contracted services costs totaled $8.1 million, compared to $6.4 million in the first quarter of 1999. Of this amount, maintenance costs for our telecommunications network infrastructure totaled $5.0 million, compared to $4.2 million during the same period in 1999. Our maintenance costs increased because we had more infrastructure. In addition, our installation costs totaled $3.1 million, compared to $2.3 million for the first quarter of 1999. The increase in these costs was due in part to a higher number of de-installations of VSAT microstations due to customer cancellations and customer upgrades to SCPC technology.

              (2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to third-party sales representatives; and our allowance for doubtful accounts.

              Sales commissions paid to third-party sales representatives totaled $2.1 million, compared to $1.6 million for the corresponding period in 1999. Most of these commissions related to customers of IMPSAT Argentina.

              We recorded a net provision for doubtful accounts of $1.2 million compared to $0.7 million for the same period in 1999. At March 31, 2000 approximately 13% of our gross trade accounts receivable were past due more than six months but less than one year and approximately 15% were past due more than one year. In February, 2000, we reached an agreement with IBM de Argentina for the settlement of amounts owed to us, for which we received approximately $2.0 million, representing a recovery of 89.7% of the approximately $2.3 million amount reserved. As a result of the IBM de Argentina recovery, a lower provision for doubtful accounts was recorded during the period.

              (3) Leased Capacity. Our leased capacity costs totaled $13.0 million, which represented an increase of $3.3 million, or 34.1%, from the corresponding period in 1999. We had approximately 810 MHz of leased satellite capacity at March 31, 2000 and 680 MHz at March 31, 1999. The expansion of our satellite capacity was primarily attributable to contractually scheduled increases in satellite capacity to match anticipated growth in customer demand.

              In addition, to satisfy increasing customer demand for higher bandwidth telecommunications links, during the first quarter of 2000 we increased our leased dedicated capacity on third-party fiber optic networks, spending $3.3 million, compared to $1.6 million for the same period in 1999. These costs were incurred principally in Argentina and Brazil. Leased fiber optic capacity in Argentina and Brazil is quite expensive due to the very limited number of providers. Due to these higher costs of leased fiber optic capacity and the continued preference by some of our customers for greater bandwidth, we expect our leased capacity costs to increase until the scheduled year-end 2000 implementation of the Broadband Network in Argentina and Brazil.

              (4) Costs of Equipment Sold. We incurred costs of equipment sold of $0.8 million, compared to $0.9 million in the first quarter of 1999.

       Salaries and Wages. Salaries and wages totaled $13.0 million, an increase of $2.2 million, or 20.0%, from the first quarter of 1999. The increase resulted primarily from:

       - an increase in the number of employees, from 1,088 at March 31, 1999 to 1,153 at March 31, 2000, particularly in connection with the progression of our operations in Brazil, the development of the Broadband Network and changes in our corporate staff as a result of our completed initial public offering

       - increases in the salaries and wages of our personnel to match market rates for personnel with the expertise we require and increases in cost of living

       IMPSAT Argentina incurred salaries and wages for the first quarter of 2000 of $5.9 million compared to $4.4 million during the same period in 1999. Salaries and wages for the first three months of 2000 with respect to IMPSAT Brazil totaled $2.1 million. IMPSAT Brazil increased its number of employees to 184 persons at March 31, 2000, compared to 134 persons at March 31, 1999, in connection with our continued development of operations in that country.

       Selling, General and Administrative Expenses. We incurred SG&A expenses totaling $13.0 million for the first quarter of 2000, compared to $9.7 million for the same period in 1999. The increase in SG&A expenses results from:

       - the expansion strategy we have undertaken commencing in the second half of 1999, including our development and implementation of our Broadband Network and strategy

       - our capital raising efforts in support of our Broadband Network strategy, including our initial public offering in February 2000

       Depreciation and Amortization. Our depreciation and amortization expense for the first quarter of 2000 totaled $19.9 million, an increase of $9.0 million, or 82.6%, compared to the same period in 1999. The significant increase in depreciation and amortization expense reflects the our decision at the end of the third quarter of 1999 to change the depreciable life of some of our customer premises telecommunications equipment from ten years to five years, as well as the continued growth in our infrastructure, including the Broadband Network. The change in our depreciation policy was in response to technological advances in our industry.

       Interest Expense, Net. Our net interest expense totaled $17.6 million. This consists of interest expense of $22.4 million and interest income of $4.8 million. Our net interest expense increased $3.2 million, or 22.6%, from net interest expense for the first quarter of 1999.

       For the first quarter of 2000, the average interest rate on our indebtedness was 12.2%, compared to an average interest rate of 12.4% for the corresponding period in 1999. Our total indebtedness as of March 31, 2000 was $820.2 million, as compared to $484.3 million as of March 31, 1999. We anticipate that interest expense will increase in the future based on:

       - expected increased levels of borrowing associated with our development of the Broadband Network, including the vendor financing agreements that we signed with Nortel in October 1999 for a total of up to $297.4 million to construct the Broadband Network in Argentina and Brazil

       -      the issuance in February 2000 of our 133/4 Senior Notes Due 2005

       See "-- Liquidity and Capital Resources."

       Net (Loss) Gain on Foreign Exchange. We recorded a net gain on foreign exchange of $2.6 million, compared to a net loss of $6.2 million for the same period in 1999. The net gain on foreign exchange reflects the appreciation of the Brazilian real against the U.S. dollar in the first quarter of 2000 compared to the first quarter of 1999. At March 31, 2000, the exchange rate for the Brazilian real equaled R1.75 = $1.00, compared to R1.81 = $1.00 at December 31, 1999. The rapid devaluation of the real during the first quarter of 1999 upon the decision of the Brazilian government to permit the real to float against the U.S. dollar has moderated and reversed in recent periods as the Brazilian economy has improved over the corresponding period.

       Benefit from Income Taxes. We recorded a benefit from income taxes (all of which are for foreign taxes) of $0.7 million compared to a benefit for income taxes of $2.1 million for the first quarter of 1999.

       Net Loss Attributable to Common Stockholders. For the first quarter of 2000, we incurred a net loss attributable to common stockholders of $29.1 million, an increase of 41.8% compared to $20.5 million for same period in 1999. The increase in our net loss attributable to common stockholders was principally due to the change in our depreciation policy discussed above, and an increase in net interest expense due to higher average outstanding indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

       We will continue to make significant capital expenditures in the next several years in connection with the Broadband Network, the further development of our operations in Brazil and new customer accounts (for which we install our equipment on customer premises). We also have, and will continue to have, substantial interest expense.

       At March 31, 2000, we had total cash and cash equivalents of $557.5 million. Our cash and cash equivalents relate principally to:

       - unused proceeds from our $300 million 13 3/4 Senior Notes Due 2005 offering in February 2000

       - unused proceeds of our initial public offering in February 2000 of 11,500,000 shares of our common stock

       - unused proceeds from our private placement in February 2000 of 2,850,000 shares of common stock to British Telecommunications plc, one of our existing stockholders

       The net proceeds from the offering of our 133/4 Senior Notes Due 2005 was approximately $294.1 million. The net proceeds from our initial public offering and the British Telecommunications private placement totaled approximately $228.8 million.

       Our budget contemplates that we will need approximately $246.1 million during the period from March 31, 2000 (including amounts spent to date) through the end of 2000 for capital expenditures related to the Broadband Network in Argentina and Brazil. In October 1999, we executed definitive agreements with Nortel for long term vendor financing commitments of up to approximately $297 million, which we can use to pay for Nortel's construction of the segments of our Broadband Network in Argentina and Brazil. In addition, we are negotiating a vendor financing agreement of approximately $20 million with Lucent Technologies, Inc. as part of our agreement to purchase Lucent fiber optic cable for the long-haul portions of the Broadband Network in Argentina.

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

       In addition, we anticipate that we will require approximately $148.2 million for other capital expenditures, including those related to our existing telecommunications business (including amounts spent to date) through the end of 2000, and significant amounts thereafter.

       In the three months ended March 31, 2000, our operating activities generated $18.1 million, compared with $6.5 million used during the same period in 1999. Financing activities, principally our offering of our 133/4 Senior Notes Due 2005, our initial public offering and our private placement of common stock to British Telecommunications, provided $492.1 million in net cash for the three months ended March 31, 2000, compared with $1.5 million for the same period in 1999. During the first quarter of 2000, we used $50.4 million net cash for investing activities, compared to $17.2 million in the first quarter of 1999.

       At March 31, 2000, we had leased satellite capacity with annual rental commitments of approximately $33.0 million through the year 2003. In addition, at March 31, 2000, we had commitments to purchase telecommunications equipment amounting to approximately $10.0 million.

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

       We did not experience any difficulties related to the year 2000 problem on January 1, 2000 and have not experienced any year 2000 difficulties since that date. We believe that we have been successful in our efforts to address the year 2000 issue and will, therefore, not suffer any material adverse effect on its operations or financial condition due to the year 2000 problem. We will, however, continue to monitor our systems for potential year 2000 difficulties.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The sections below highlight our exposure to interest rate and foreign exchange rate risks and change in the market values of our investment in equity securities. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at March 31, 2000 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during year 2000. We do not hold or issue any market risk sensitive instruments for trading purposes.

       Interest Rate Risk. Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of the our cash instruments, we do not believe that a hypothetical 10% change in interest rates would have an impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. We are also exposed to interest rate risk on our floating rate indebtedness and financial assets, which affects our cost of financing and interest income we derive from, and the fair value of, our financial assets. As of March 31, 2000, $99.5 million of our long-term debt bears interest at variable rates. Because these rates are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $61,000 during the first quarter of 2000. The remaining $678.8 million of long-term debt bears interest at fixed rates. Because these rates are fixed, a hypothetical 10% change in interest rates would have no material impact on interest expense or the fair value of these instruments. Financial instruments which we hold are disclosed in Note 3 to our Consolidated Financial Statements.

       Foreign Currency Risk. A substantial portion of our costs, including lease payments for satellite transponder capacity, purchases of capital equipment, and payments of interest and principal on our indebtedness, is payable in U.S. dollars. To date, we have not entered into hedging or swap contracts to address currency risks because our contracts with our customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. These contractual provisions are structured to reduce our risk if currency exchange rates fluctuate. However, given that the exchange rate is generally set at the date of invoicing and that in some cases we experience substantial delays in collecting receivables, we are exposed to exchange rate risk.

       Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. Our expansion in Brazil, including our development of the Broadband Network in Brazil, has, and will continue to, increase our exposure to exchange rate risks. Revenues from our Brazilian operations as of December 31, 1999 and March 31, 2000 that are not denominated in the U.S. dollar represented approximately 3.8% and 8.7% of our total net revenues for 1999 and the first quarter of 2000, respectively. However, this proportion can be expected to increase significantly in future periods in connection with the progression of our operations in Brazil, and the development of the Broadband Network. The effect of foreign exchange rate fluctuations on our consolidated results in 1999 and the quarter ended March 31, 2000 was not material.

       Changes in Market Value of Investment. We hold a fair value basis investment of approximately 15.3% of the common stock of El Sitio, which is publicly traded on the Nasdaq National Market Syetem. Our investment in El Sitio is subject to equity price and overall stock market risk. See Note 3 to our Consolidated Financial Statements. Our El Sitio investment is included in non-current assets and is accounted for as "available for sale" securities under SFAS No. 115 because our ownership is less than 20% and we do not have the ability to exercise significant influence over El Sito's operations.

       Our investment in El Sitio, which is in the Internet industry, is subject to significant fluctuations in fair market value due to the volatility of the stock market. A hypothetical 20% decrease in the share price of El Sitio's common stock from the price at March 31, 2000 would decrease the fair value of our investment by $26.3 million.

       In the future, we may make additional equity investments in other privately or publicly held corporations for business and strategic purposes.

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

(b)  Reports on Form 8-K.

              (1) On March 2, 2000, the registrants filed with the Commission a current report on Form 8-K, which disclosed a public announcement on March 1, 2000 of IMPSAT Fiber Networks, Inc.'s consolidated operating results for the fourth quarter and full year 1999.

              (2) On February 17, 2000, the registrants filed with the Commission a current report on Form 8-K, which disclosed a public announcement on February 16, 2000 of the consummation on February 16, 2000 of the sale by IMPSAT Fiber Networks, Inc. of US$300,000,000 13-3/4% Senior Notes due 2005 pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, in the capacities and on the dates indicated.


                                    IMPSAT Fiber Networks, Inc.

                                    By: /s/ Guillermo Jofre
                                        ----------------------------------------
                                      Guillermo Jofre
                                      Chief Financial Officer

                                    Date: May 15, 2000



                                    IMPSAT S.A.




                                    By: /s/ Jose Torres
                                        ----------------------------------------
                                      Jose Torres
                                      Director and
                                      Chief Accounting Officer

                                    Date: May 15, 2000