Form 10-Q
period 2000-06-30
IMPSAT FIBER NETWORKS INC
filed 2000-08-14
CIK 1022329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] FOR THE QUARTERLY PERIOD ENDED June 30, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO
                               ---------    ------------

COMMISSION FILE NUMBER: 333-12977

                           IMPSAT FIBER NETWORKS, INC.
                                   IMPSAT S.A.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      Delaware                                              52-1910372
                      Argentina                                            Not Applicable
-----------------------------------------------------------  -----------------------------------------
(STATE OR OTHER JURISDICTION INCORPORATION OR ORGANIZATION)     (IRS EMPLOYER IDENTIFICATION NUMBER)

                            Alferez Pareja 256 (1107)
                             Buenos Aires, Argentina
                                (5411) 4300-4007
--------------------------------------------------------------------------------
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANTS' PRINCIPAL EXECUTIVE OFFICES)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: As of June 30, 2000, the Company had outstanding 91,428,570 shares of Common Stock, $0.01 par value outstanding.

                            -------------------------

                           IMPSAT FIBER NETWORKS, INC.
                                   IMPSAT S.A.

                            -------------------------

                                      INDEX

                                                                          PAGE NO.
                                                                          --------

PART I FINANCIAL INFORMATION.....................................................1

Item 1.  Financial Statements....................................................1

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.......................................................28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............34


PART II OTHER INFORMATION.......................................................36

Item 1.  Legal Proceedings......................................................36

Item 2.  Changes in Securities..................................................36

Item 3.  Defaults Upon Senior Securities........................................36

Item 4.  Submission of Matters to a Vote of Security-Holders....................36

Item 5.  Other Information......................................................36

Item 6.  Exhibits and Reports on Form 8-K.......................................36

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                            ASSETS
                                                                         DECEMBER 31, 1999  JUNE 30, 2000
                                                                         -----------------  -------------
                                                                                             (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents ..........................................      $  97,507       $   109,595
  Trading investments ................................................                          388,410
  Trade accounts receivable, net .....................................         52,176            56,242
  Other receivables ..................................................         27,640            37,176
  Prepaid expenses ...................................................          1,703             3,096
                                                                            ---------       -----------
   Total current assets ..............................................        179,026           594,519
                                                                            ---------       -----------
BROADBAND NETWORK, Net ...............................................         71,868           186,073
                                                                            ---------       -----------
PROPERTY, PLANT AND EQUIPMENT, Net ...................................        310,330           341,308
                                                                            ---------       -----------
NON-CURRENT ASSETS:
  Investments ........................................................        235,925            54,017
  Intangible assets ..................................................            442            85,886
  Deferred income taxes, net .........................................                           15,927
  Deferred financing costs, net ......................................          8,985            13,872
  Other non-current assets ...........................................         21,756            19,292
                                                                            ---------       -----------
   Total non-current assets ..........................................        267,108           188,994
                                                                            ---------       -----------
TOTAL ................................................................      $ 828,332       $ 1,310,894
                                                                            =========       ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade ..........................................      $  53,678       $    60,227
  Short-term debt ....................................................         15,670            14,567
  Current portion of long-term debt ..................................         23,007            22,558
  Accrued and other liabilities ......................................         29,506            42,867
  Deferred income taxes, net .........................................         51,870
  Customer advances on broadband network .............................         23,200            54,806
                                                                            ---------       -----------
   Total current liabilities .........................................        196,931           195,025
                                                                            ---------       -----------
LONG-TERM DEBT, Net ..................................................        445,634           811,036
                                                                            ---------       -----------
OTHER LONG-TERM LIABILITIES ..........................................         16,406            32,686
                                                                            ---------       -----------
COMMITMENTS AND CONTINGENCIES (Note 13)
MINORITY INTEREST ....................................................          4,985
                                                                            ---------       -----------
REDEEMABLE PREFERRED STOCK, Convertible, Series A, 10%,
  cumulative dividend; 25,000 shares authorized, issued and
  outstanding, converted and redeemed on February 4, 2000 ............        149,035
                                                                            ---------       -----------
STOCKHOLDERS' EQUITY:
  Common Stock $0.01 par value; 300,000,000 shares authorized,
     71,605,993 shares issued and outstanding at December 31, 1999,
     and 91,428,570 shares issued and outstanding at June 30, 2000 ...            716               914
  Additional paid in capital .........................................        221,013           541,615
  Accumulated deficit ................................................       (202,934)         (271,826)
  Treasury stock, 14,917,915 shares, at cost .........................       (125,000)
  Amount paid in excess of carrying value of assets acquired from
   related party .....................................................         (4,827)           (4,543)
  Deferred stock-based compensation ..................................                           (5,438)
  Accumulated other comprehensive income .............................        126,373            11,425
                                                                            ---------       -----------
   Total stockholders' equity ........................................         15,341           272,147
                                                                            ---------       -----------
TOTAL ................................................................      $ 828,332       $ 1,310,894
                                                                            =========       ===========

                 See notes to consolidated financial statements.

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                    1999           2000            1999            2000
                                                  --------       --------       ---------       ---------
                                                        (UNAUDITED)                    (UNAUDITED)
NET REVENUES FROM SERVICES:
  Network services .........................      $ 44,756       $ 46,013       $  87,105       $  91,005
  Internet .................................         6,600          7,598          12,622          14,312
  Other ....................................         6,302         11,143          11,491          18,200
                                                  --------       --------       ---------       ---------
   Total net revenues from services ........        57,658         64,754         111,218         123,517
                                                  --------       --------       ---------       ---------
COSTS AND EXPENSES:
  Direct costs:
     Contracted services ...................         5,967          6,787          11,596          13,261
     Other direct costs ....................         5,779          5,803           9,764          10,986
     Leased capacity .......................        11,944         17,503          22,464          31,585
     Cost of sold equipment ................           785          3,777           1,686           4,597
                                                  --------       --------       ---------       ---------
      Total direct costs ...................        24,475         33,870          45,510          60,429
  Salaries and wages .......................        11,377         15,940          22,192          30,170
  Selling, general and administrative ......         9,350         12,987          18,520          24,488
  Depreciation and amortization ............        12,414         20,873          23,329          40,809
                                                  --------       --------       ---------       ---------
    Total costs and expenses ...............        57,616         83,670         109,551         155,896
                                                  --------       --------       ---------       ---------
Operating income (loss) ....................            42        (18,916)          1,667         (32,379)
                                                  --------       --------       ---------       ---------
OTHER INCOME (EXPENSES):
  Interest income and investment gains .....         1,973          8,378           2,994          13,145
  Interest expense .........................       (15,719)       (28,102)        (31,100)        (50,483)
  Net (loss) gain on foreign exchange ......        (1,774)        (1,761)         (7,986)            804
  Other (expense) income, net ..............           (83)         2,306            (564)          2,484
                                                  --------       --------       ---------       ---------
   Total other expenses ....................       (15,603)       (19,179)        (36,656)        (34,050)
                                                  --------       --------       ---------       ---------
LOSS BEFORE INCOME TAXES
  AND MINORITY INTEREST ....................       (15,561)       (38,095)        (34,989)        (66,429)
BENEFIT FROM (PROVISION FOR) INCOME TAXES ..         1,874         (1,730)          4,017          (1,070)
                                                  --------       --------       ---------       ---------
LOSS BEFORE MINORITY INTEREST ..............       (13,687)       (39,825)        (30,972)        (67,499)
LOSS ATTRIBUTABLE TO MINORITY INTEREST .....          (305)                          (141)
                                                  --------       --------       ---------       ---------
NET LOSS BEFORE DIVIDENDS ON REDEEMABLE
  PREFERRED STOCK ..........................       (13,992)       (39,825)        (31,113)        (67,499)
DIVIDENDS ON REDEEMABLE PREFERRED STOCK ....        (3,460)                        (6,835)         (1,393)
                                                  --------       --------       ---------       ---------
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS .............................      $(17,452)      $(39,825)      $ (37,948)      $ (68,892)
                                                  ========       ========       =========       =========
NET LOSS PER COMMON SHARE:
  BASIC AND DILUTED ........................      $  (0.24)      $  (0.44)      $   (0.75)      $   (0.80)
                                                  ========       ========       =========       =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  BASIC AND DILUTED ........................        71,603         91,428          50,719          85,638
                                                  ========       ========       =========       =========

                 See notes to consolidated financial statements.

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                        1999             2000             1999              2000
                                                                      --------         --------         --------         ---------
                                                                             (UNAUDITED)                        (UNAUDITED)
 NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS .................................................     $(17,452)        $(39,825)        $(37,948)        $ (68,892)
 OTHER COMPREHENSIVE LOSS, net of tax:
   Foreign currency translation adjustment ......................           36             (633)          (3,173)             (330)
   Change on unrealized gain on investment available for sale,
    net of taxes ................................................           --          (55,374)              --          (114,618)
                                                                      --------         --------         --------         ---------
   TOTAL ........................................................           36          (56,007)          (3,173)         (114,948)
                                                                      --------         --------         --------         ---------
 COMPREHENSIVE LOSS .............................................     $(17,416)        $(95,832)        $(41,121)        $(183,840)
                                                                      ========         ========         ========         =========


                 See notes to consolidated financial statements

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                               AMOUNT PAID IN
                                                                                                                  EXCESS OF
                                                 COMMON STOCK         ADDITIONAL                              CARRYING VALUE OF
                                            ----------------------     PAID IN     ACCUMULATED    TREASURY   NET ASSETS ACQUIRED
                                              SHARES        STOCK      CAPITAL       DEFICIT       STOCK     FROM RELATED PARTY
                                            ----------     -------   -----------   ------------  ----------  -------------------
BALANCE AT DECEMBER 31, 1999............    56,688,076      $  716   $  221,013    $  (202,934)  $(125,000)         $  (4,827)
   Dividends on redeemable preferred stock                                              (1,393)
   Issuance of common shares in Initial
     Public Offering, net of offering
     expenses...........................    14,350,000         144      229,206
   Issuance of common stock in exchange
     for minority interest in Impsat
     Argentina, Colombia and Venezuela..     5,472,579          54       92,980
   Issuance of treasury stock upon
     conversion  of Series A preferred
     shares.............................    14,917,915                   (7,022)                   125,000
   Deferred stock-based compensation....                                  5,438
   Amortization of amount paid in excess
     of carrying value of net assets
     acquired from related party........                                                                                  284
   Change on unrealized gain on
     investment available for sale, net
     of taxes...........................
   Foreign currency translation adjustment
   Net loss for the period..............                                               (67,499)
                                            ----------     -------   -----------   ------------  ----------  -------------------
BALANCE AT JUNE 30, 2000 (Unaudited)....    91,428,570      $  914    $ 541,615    $  (271,826)                     $  (4,543)
                                            ==========     =======    ==========   ============  ==========  ===================


                                                             ACCUMULATED
                                              DEFERRED          OTHER
                                            STOCK-BASED     COMPREHENSIVE
                                            COMPENSATION    (LOSS) INCOME        TOTAL
                                            ------------    --------------    ----------
BALANCE AT DECEMBER 31, 1999............                     $  126,373       $  15,341
   Dividends on redeemable preferred stock                                       (1,393)
   Issuance of common shares in Initial
     Public Offering, net of offering
     expenses...........................                                        229,350
   Issuance of common stock in exchange
     for minority interest in Impsat
     Argentina, Colombia and Venezuela..                                         93,034
   Issuance of treasury stock upon
     conversion  of Series A preferred
     shares.............................                                        117,978
   Deferred stock-based compensation....        (5,438)
   Amortization of amount paid in excess
     of carrying value of net assets
     acquired from related party........                                            284
   Change on unrealized gain on
     investment available for sale, net
     of taxes...........................                       (114,618)       (114,618)
   Foreign currency translation adjustment                         (330)           (330)
   Net loss for the period..............                                        (67,499)
                                            ------------    --------------   -----------
BALANCE AT JUNE 30, 2000 (Unaudited)....     $  (5,438)      $   11,425      $  272,147
                                            ============    ==============   ===========

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                  --------------------------
                                                                                     1999             2000
                                                                                  ---------        ---------
                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................................       $ (31,113)       $ (67,499)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
 Amortization and depreciation ............................................          23,329           40,809
 Deferred income tax benefit ..............................................          (3,368)            (481)
 Change in minority interest ..............................................            (146)
 Changes in assets and liabilities:
   Increase in trade accounts receivable, net .............................          (7,120)          (4,066)
   Decrease (increase) in prepaid expenses ................................               5           (1,393)
   Increase in other receivables and other
  non-current assets ......................................................          (5,231)          (6,376)
   Increase in accounts payable -- trade ..................................           3,004            6,549
   Increase in customer advances on broadband network .....................                           31,606
   Increase in accrued and other liabilities ..............................              97           17,068
   Decrease in other long-term liabilities ................................          (1,392)
                                                                                  ---------        ---------
  Net cash (used in) provided by operating activities .....................         (21,935)          16,217
                                                                                  ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of trading investments .......................................                         (388,410)
  Build-out of broadband network ..........................................                          (31,281)
   Purchases of property, plant and equipment .............................         (40,338)         (68,472)
   Decrease (increase) in investment ......................................             306              (26)
                                                                                  ---------        ---------
  Net cash used in investing activities ...................................         (40,032)        (488,189)
                                                                                  ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from (repayments of) short-term debt .....................           1,745           (1,103)
  Proceeds from long-term debt, net .......................................          16,681          297,679
  Repayments of long-term debt ............................................         (12,742)          (9,696)
  Proceeds from issuance of common stock, net .............................         120,936          229,350
  Cash paid in redemption of preferred stock ..............................                          (32,500)
                                                                                  ---------        ---------
  Net cash provided by financing activities ...............................         126,620          483,730
                                                                                  ---------        ---------
EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS ...............          (3,173)             330
                                                                                  ---------        ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS .................................          61,480           12,088
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ......................          90,021           97,507
                                                                                  ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ............................       $ 151,501        $ 109,595
                                                                                  =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ...........................................................       $  32,314        $  32,611
                                                                                  =========        =========
  Foreign income taxes paid ...............................................       $   1,225         $     --
                                                                                  =========        =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Accrued dividends on redeemable preferred stock .........................       $   6,835        $   1,393
                                                                                  =========        =========
  Change to unrealized gain on investment available for sale, net of tax ..                        $(114,618)
                                                                                                   =========
  Broadband network vendor financing ......................................                        $  70,935
                                                                                                   =========
  Broadband network financed through other long-term liabilities ..........                        $  12,573
                                                                                                   =========
  Issuance of treasury stock upon conversion of preferred stock ...........                        $ 115,142
                                                                                                   =========
  Issuance of common stock in exchange of minority interest of IMPSAT
    Argentina, Colombia and Venezuela .....................................                        $  93,034
                                                                                                   =========

                 See notes to consolidated financial statements.

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)

1.     GENERAL

       IMPSAT Fiber Networks, Inc., a Delaware holding company (the "Company"), is a leading provider of Internet and private network integrated data and voice telecommunications services in Latin America. The Company offers tailor-made, integrated telecommunications solutions, with an emphasis on data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. In addition, the Company is building an extensive pan-Latin American high capacity fiber optic network (the "Broadband Network"). The Company expects that the first phase of the Broadband Network (see Note 6), which will connect points across Argentina, Brazil and Chile, will be completed by December 2000.

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

2.     INITIAL PUBLIC OFFERING

       The Company completed an initial public offering ("IPO") of 11,500,000 shares of common stock on February 4, 2000. On the same date, British Telecommunications plc purchased 2,850,000 shares of the Company's common stock simultaneously with the IPO to maintain its approximate current ownership share in the Company. In anticipation of the IPO, on January 11, 2000, the Company's Board of Directors (the "Board") amended and restated the articles of incorporation of the Company to change the name of the Company to IMPSAT Fiber Networks, Inc. and authorized 300,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of "blank check" preferred stock, $0.01 par value. In addition, the Board approved a .592 for 1 reverse common stock split (see
Note 3), adopted a stockholders rights plan and approved the issuance of 5,472,579 shares of common stock to the minority shareholders in IMPSAT Argentina, IMPSAT Venezuela and IMPSAT Colombia in exchange for their minority interests in those subsidiaries. The acquisition of these minority interests was accounted for under the purchase method and resulted in approximately $88.1 million in goodwill.

       In addition, the Company redeemed approximately $32.5 million of the redeemable preferred stock and the holders converted their remaining preferred shares into 14,917,915 shares of common stock.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation -- The financial statements are presented on a consolidated basis and include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

       Interim Financial Information - The unaudited consolidated statements as of June 30, 2000 and for the six months ended June 30, 1999 and 2000 have been prepared on the same basis as the Company's audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the six-month periods ended June 30, 1999 and 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

       Cash and Cash Equivalents -- Cash and cash equivalents are time deposits with maturities of three months or less at the time of purchase. Cash equivalents are stated at cost, which approximates fair value.

       Revenue Recognition -- The Company provides services to its customers pursuant to contracts, which range from six months to five years but generally are for three years. The customer generally pays a monthly fee based on the quantity and type of equipment installed. The fees stipulated in the contracts are generally denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total net revenue from services for the six months ended June 30, 1999 and 2000.

       In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC's views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of revenue recognition.

In connection with the Company's construction of the Broadband Network, the Company has entered into agreements with Global Crossing Development Co., a subsidiary of Global Crossings Ltd. ("Global Crossing") granting indefeasible rights of use ("IRU") to portions of its broadband network capacity (see Note 6) when the Broadband Network is completed. Pursuant to these agreements, the Company will receive fixed advance payments from the IRUs and will recognize the revenue from the IRUs ratably over the life of the IRUs. The Company expects to have other similar transactions in the future.

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

       Property, Plant and Equipment -- Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements .................       10-25 years
Operating communications equipment .........       5-10 years
Furniture, fixtures and other equipment ....       2-10 years

       The operating communications equipment owned by the Company is subject to rapid technological obsolescence, therefore it is reasonably possible that the equipment's estimated useful lives could change in the near future.

       Investments -- Investments covered under the scope of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, are classified by the Company as either "trading" for short term investments and "available for sale" for long term investments and are carried at fair value. Unrealized gain or loss, net of tax, for available for sale investments are included in accumulated other comprehensive income within stockholders' equity. Gains and losses for trading investments are recorded into income. All other investments are carried at cost.

       The Company's investments consist of the following at December 31, 1999 and June 30, 2000:

                                                                           1999           2000
                                                                         --------       --------
Trading investment, at fair value ................................       $              $388,410
                                                                         ========       ========

Investment, at cost ..............................................       $ 10,235       $ 10,261
                                                                         ========
Available for sale investment, at fair value ($21,527 at cost) ...        225,690         43,756
                                                                         ========       --------
      Total ......................................................       $235,925       $ 54,017
                                                                         ========       ========

       The Company's trading investments consist of high-quality, short-term investments. The Company's trading investments represent the unused proceeds of the IPO and 13 3/4% Senior notes due 2005 (the "Senior Notes 2005").

       The Company's cost basis investment represents a less than 1% ownership in unaffiliated entities established for the purchase and leasing of satellite capacity time. The available for sale investment represents a 14.2% stake in the common stock of El Sitio, Inc. The Company's investment in El Sitio's common stock is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure.

       Deferred Financing Costs -- Debt issuance costs and transaction fees, which are associated with the issuance of the Company's 12 1/8% Senior Guaranteed Notes due 2003 (the "Senior Guaranteed Notes"), the Senior Notes 2005 and 12 3/8% Senior Notes due 2008 (the "Senior Notes 2008") are being amortized (and charged to interest expense) over the term of the related notes on a method which approximates the level yield method.

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

       Long-Lived Assets -- Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded for the six months ended June 30, 1999 and 2000.

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

       Fair Value of Financial Instruments -- The Company's financial instruments include receivables, investment, payables, short- and long-term debt. The Company's Senior Guaranteed Notes, Senior Notes 2005 and 2008, and trading and available for sale investments were valued at market closing prices at December 31, 1999 and June 30, 2000. The fair value of all other financial instruments have been determined using available market information and interest rates as of December 31, 1999 and June 30, 2000.

       At December 31, 1999 and June 30, 2000, the fair value of the Company's financial instruments was as follows:

                                                    DECEMBER 31, 1999    JUNE 30, 2000
                                                    -----------------    -------------
12.125% Senior Guaranteed Notes due 2003 ...            $119,000            $113,750
13.75% Senior Notes due 2005 ...............                  --             273,000
12.375% Senior Notes due 2008 ..............             205,000             178,875
Investment in El Sitio Common Stock ........             225,700              44,100

       The fair value of all other financial instruments were not materially different from their carrying value.

       Stock-Based Compensation -- SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee and non-employee members of the board or directors (the "Board") compensation plans at fair value. The Company has chosen to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee members of the Board are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee or non-employee member of the Board must pay for the stock.

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

4.     TRADE ACCOUNTS RECEIVABLE

       Trade accounts receivable, by operating subsidiaries, at December 31 and June 30, are summarized as follows:

                                                 DECEMBER 31, 1999      JUNE 30, 2000
                                                 -----------------      -------------
                                                                         (UNAUDITED)
IMPSAT Argentina .........................            $ 49,989             $ 54,034
IMPSAT Colombia ..........................               6,655                5,653
IMPSAT Venezuela .........................               7,074                6,701
IMPSAT Ecuador ...........................               1,943                2,249
IMPSAT USA ...............................               2,807                2,797
IMPSAT Brazil ............................               1,791                3,612
Others ...................................               1,737                3,195
                                                      --------             --------
    Total ................................              71,996               78,241
Less: allowance for doubtful accounts ....             (19,820)             (21,999)
                                                      --------             --------
Trade accounts receivable, net ...........            $ 52,176             $ 56,242
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

       The activity for the allowance for doubtful accounts for the year ended December 31, 1999, and for the six months ended June 30, 2000, is as follows:

                                           DECEMBER 31, 1999      JUNE 30, 2000
                                           -----------------      -------------
                                                                   (UNAUDITED)
Beginning balance .................            $ 10,109             $ 19,820
Provision for doubtful accounts ...              11,134                3,018
Write-offs ........................              (1,423)                (839)
                                               --------             --------
Ending balance ....................            $ 19,820             $ 21,999
                                               ========             ========

5.     OTHER RECEIVABLES

       Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries as follows at December 31 and June 30:

                            DECEMBER 31, 1999    JUNE 30, 2000
                            -----------------    -------------
IMPSAT Argentina ...            $13,606            $16,497
IMPSAT Colombia ....              5,269              2,329
IMPSAT Venezuela ...              1,757              1,687
IMPSAT Ecuador .....                314                502
IMPSAT Mexico ......              2,662              3,446
IMPSAT Brazil ......              1,122             10,591
Others .............              2,910              2,124
    Total ..........            $27,640            $37,176

6.     BROADBAND NETWORK AND AGREEMENTS

       Broadband network and related equipment consists of the following at December 31 and June 30:

                                                      DECEMBER 31, 1999      JUNE 30, 2000
                                                      -----------------      -------------
                                                                               (UNAUDITED)
Equipment and materials                                   $  4,018             $   8,188
Right of ways                                               15,134                35,791
                                                          --------             ---------
  Total                                                     19,152                43,979
Less: accumulated depreciation                              (1,318)               (1,902)
                                                          --------             ---------
  Total                                                     17,834                42,077
Under construction - Broadband Network                      51,966               126,011
Under construction - Global Crossing ducts                   2,068                17,985
                                                          --------             ---------
  Total                                                   $ 71,868             $ 186,073
                                                          ========             =========

       The recap of accumulated depreciation for the year ended December 31, 1999 and for the six months ended June 30, 2000, is as follows:

                                DECEMBER 31, 1999   JUNE 30, 2000
                                -----------------   -------------
                                                      (UNAUDITED)
Beginning balance ......            $  296            $1,318
Depreciation expense ...             1,022               584
                                    ------            ------
Ending balance .........            $1,318            $1,902
                                    ======            ======

       NORTEL NETWORKS AGREEMENTS - On September 6, 1999, the Company executed two turnkey agreements with Nortel Networks, Inc. ("Nortel") relating to Nortel's design and construction of segments of the Broadband Network in Argentina and Brazil for approximately $265 million. Pursuant to these agreements, Nortel will construct:

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

       On October 25, 1999, each of IMPSAT Argentina and IMPSAT Brazil signed definitive agreements with Nortel to borrow an aggregate of up to approximately $149.1 million and $148.3 million, respectively, of long term vendor financing. The financing, which will be disbursed over a two year period with final maturity in 2006, will be used to finance Nortel's construction of the segments of the Broadband Network in Argentina and Brazil. The Company has guaranteed the obligations of each of IMPSAT Argentina and IMPSAT Brazil under the Nortel financing agreements.

       FRAMEWORK AGREEMENTS WITH GLOBAL CROSSING - On July 27, 1999, the Company entered into an agreement with Global Crossing that contemplated the Company and Global Crossing entering into a series of definitive agreements. As part of these arrangements, the Company expects to purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing's fiber optic cable networks worldwide. These rights should enable the Company to interconnect the Company's networks in Argentina and Brazil and give the Company global international access.

       On September 22, 1999, the Company entered into a definitive agreement with Global Crossing to construct the terrestrial portion of Global Crossing's South American network between Las Toninas, Argentina on the Atlantic Ocean and Valparaiso, Chile on the Pacific Ocean (the "Trans-Andean Crossing System"). The Company commenced construction of the Trans-Andean Crossing System in September 1999. Global Crossing will pay the Company $64 million for the Company's turnkey construction of the Trans-Andean Crossing System, as follows:

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

       During 1999 and the first six months of 2000, Global Crossing paid the Company $43.3 million in respect of the ongoing construction of the Global Crossing Ducts. The Company will accumulate all construction costs for the Global Crossing Ducts in projects under construction and will defer recognition of all payments received from Global Crossing until completion and delivery of the respective ducts. The

Company will lease space in its telehouses in Buenos Aires, Argentina and Santiago, Chile to Global Crossing for Global Crossing's network operations.

       During the first quarter of 2000, the Company entered into agreements with Global Crossing to provide Global Crossing with IRUs of up to 25 years relating to broadband backhaul and network maintenance services in Rio de Janeiro and Sao Paulo, Brazil and for leases of space in its telehouses in Rio de Janeiro and Sao Paulo, Brazil. The terrestrial fiber optic backhauls will connect Global Crossing's landing points in Rio de Janeiro and Sao Paulo with Global Crossing's points-of-presence to be co-located in the Company's telehouses in those cities. During the first six months of 2000, Global Crossing paid the Company $11.4 million in respect of the backhauls in Brazil and the telehouses in Brazil and Chile.

       In addition to the Trans-Andean Crossing System and the IRUs in Brazil, the Company will:

       - construct fiber optic terrestrial backhauls that will connect Global Crossing's submarine cable landing points in Colombia and Peru to major cities in these countries

       - sell co-location space in our telehouses in Lima, Peru; and Caracas, Venezuela

       The Company's telehouses will contain switching, routing and other network co-location equipment owned by the Company or lessees of space in the telehouses.

7.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at December 31 and June 30 (exclusive of the Broadband Network, which is described in note 6 above) consisted of:

                                                     DECEMBER 31, 1999     JUNE 30, 2000
                                                     ----------------      -------------
                                                                             (UNAUDITED)
Land .......................................            $   3,985             $   7,175
Building and improvements ..................               31,102                39,657
Operating communications equipment .........              486,528               534,096
Furniture, fixtures and other equipment ....               21,337                24,101
                                                        ---------             ---------
    Total ..................................              542,952               605,029
Less: accumulated depreciation .............             (242,706)             (273,335)
                                                        ---------             ---------
    Total ..................................              300,246               331,694
Works in process ...........................               10,084                 9,614
                                                        ---------             ---------
Property, plant and equipment, net .........            $ 310,330             $ 341,308
                                                        =========             =========

       The recap of accumulated depreciation for the year ended December 31, 1999 and for the six months ended June 30, 2000, is as follows:

                                      DECEMBER 31, 1999      JUNE 30, 2000
                                      -----------------      -------------
                                                              (UNAUDITED)
Beginning balance ...........            $ 126,728             $ 242,706
Depreciation expense ........              118,834                37,494
Disposals and retirements ...               (2,856)               (6,865)
                                         ---------             ---------
Ending balance ..............            $ 242,706             $ 273,335
                                         =========             =========

8.     SHORT-TERM DEBT

       The Company's short-term debt at December 31 and June 30, is detailed as follows:

                                                                     DECEMBER 31, 1999     JUNE 30, 2000
                                                                     -----------------     -------------
                                                                                            (UNAUDITED)
Short-term credit facilities, denominated in U.S. dollars;
   interest rates ranging from 10.0% to 16.0%; IMPSAT
   Argentina .................................................            $10,707            $ 9,105
  IMPSAT Colombia ............................................              4,756              2,197
  IMPSAT Brazil ..............................................                                 2,505
  IMPSAT Chile ...............................................                                   760
  Others .....................................................                207
                                                                          -------            -------
    Total short-term debt ....................................            $15,670            $14,567
                                                                          =======            =======

       The Company has historically refinanced its short term credit facilities on an annual basis.

9.     LONG-TERM DEBT

       The Company's long-term debt at December 31 and June 30, is detailed as follows:

                                                                        DECEMBER 31, 1999       JUNE 30, 2000
                                                                        -----------------       -------------
                                                                                                  (UNAUDITED)
12.125% Senior Guaranteed Notes due 2003 .......................            $ 125,000             $ 125,000
13.75% Senior Notes due 2005 ...................................                                    300,000
12.375% Senior Notes due 2008 ..................................              225,000               225,000
Term notes payable:
  IMPSAT Colombia; with maturities through 2002
  collateralized by equipment with a carrying value
  of approximately $14,400 and the assignment of customer
  contracts totaling approximately $4,800
  Denominated in:
  U.S. dollars (interest rates 7.02% -- 12,50%) ................               23,175                18,131
  Local currency (interest rates 12.3% -- 35.40%) ..............               15,509                16,047
  IMPSAT Argentina (6.63% -- 12.63%), maturing  Semiannually
   through 2003, collateralized by Investment ..................                3,799                 2,811
  IMPSAT USA (8.25% -- 8.75%), mortgage and  equipment notes ...                1,731                 1,566
  IMPSAT Venezuela (9.00% -- 10.75%), maturing during 2001 .....                2,383                 1,392
  IMPSAT Brazil (13%), maturing during 2004 ....................                4,718                 4,931
  IMPSAT Argentina Eximbank notes payable (8.00%), maturing
   semiannually through 2003 and 2004 ..........................                7,285                 7,820
  Broadband Network vendor financing (11.78%) due 2006 .........               59,961               130,896
Other ..........................................................                   80
                                                                            ---------             ---------
    Total long-term debt .......................................              468,641               833,594
Less: current portion ..........................................              (23,007)              (22,558)
                                                                            ---------             ---------
Long-term debt, net ............................................            $ 445,634             $ 811,036
                                                                            =========             =========

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

10.    INCOME TAXES

       The composition of the benefit (provision) from income taxes, all of which are for foreign taxes, for the six months ended June 30, 1999 and 2000 is as follows:

                                                     JUNE 30,
                                     1999              2000
                                   -------           --------
                                                    (UNAUDITED)
Current income taxes ....          $  (788)          $(1,901)
Deferred income taxes ...            4,805               831
                                   -------           -------
    Total ...............          $ 4,017           $(1,070)
                                   =======           =======

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

       Under the 1998 Plan, the Company granted options for 441,650 shares at an exercise price of $8.38 during the year ended December 31, 1998, options for 393,340 shares at an exercise price of $10.47 during the year ended December 31, 1999 and options for 502,080 shares at an exercise price of $17.00 during the period ended June 30, 2000. These options vest on each of the first, second and third anniversaries of the date of grant, as to 10%, 30%, and 30%, respectively, of the granted shares. On the fourth anniversary of the date of grant, the option vests as to the remainder of the granted shares.

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

12.    OPERATING SEGMENT INFORMATION

       The Company's operating segment information, by subsidiary, as of and for the six months ended June 30, 1999 and 2000, is as follows:

                                                   JUNE 30,
                                       --------------------------------
                                          1999                  2000
                                       ---------           -----------
TOTAL ASSETS
  IMPSAT Argentina ..........          $ 230,704           $   337,708
  IMPSAT Colombia ...........            107,864                92,017
  IMPSAT Venezuela ..........             40,822                45,880
  IMPSAT Mexico .............             10,217                12,628
  IMPSAT Ecuador ............             23,742                18,421
  IMPSAT USA ................             15,488                22,067
  IMPSAT Brazil .............             49,206               158,353
  Parent Company, Others
 and eliminations ...........            153,980               623,820
    CONSOLIDATED TOTAL ......          $ 632,023           $ 1,310,894

NET REVENUES FROM SERVICES
  NETWORK SERVICES
  IMPSAT Argentina ..........          $  42,321           $    41,828
  IMPSAT Colombia ...........             26,351                21,181
  IMPSAT Venezuela ..........              9,187                12,705
  IMPSAT Ecuador ............              4,818                 5,078
  IMPSAT USA ................              4,607                 5,528
  IMPSAT Brazil .............              1,900                 6,776
  Other .....................              1,405                 1,668
  Eliminations ..............             (3,484)               (3,759)
    CONSOLIDATED TOTAL ......          $  87,105           $    91,005
  INTERNET
  IMPSAT Argentina ..........          $   4,171           $     4,993
  IMPSAT Colombia ...........              1,375                 1,413
  IMPSAT Venezuela ..........                481                   583
  IMPSAT Ecuador ............              1,335                 1,712
  IMPSAT USA ................              2,690                 4,738
  IMPSAT Brazil .............                338                 3,438
  Others ....................              3,900                   107
  Eliminations ..............             (1,668)               (2,672)
    CONSOLIDATED TOTAL ......          $  12,622           $    14,312
  OTHER
  IMPSAT Argentina ..........          $   7,895           $    10,752
  IMPSAT Colombia ...........              3,161                 4,516
  IMPSAT Venezuela ..........                932                   751
  IMPSAT Ecuador ............                218                   238
  IMPSAT USA ................                965                 1,507
  IMPSAT Brazil .............                398                 1,328
  Others ....................                739                   507
  Eliminations ..............             (2,817)               (1,399)
    CONSOLIDATED TOTAL ......          $  11,491           $    18,200

                                                       JUNE 30,
                                             -----------------------------
                                                1999                2000
                                             ---------           ---------
TOTAL NET REVENUE FROM SERVICES
  IMPSAT Argentina ................          $  54,387           $  57,573
  IMPSAT Colombia .................             30,887              27,110
  IMPSAT Venezuela ................             10,600              14,039
  IMPSAT Ecuador ..................              6,371               7,028
  IMPSAT USA ......................              8,262              11,773
  IMPSAT Brazil ...................              2,636              11,542
 Others ...........................              6,044               2,282
  Eliminations ....................             (7,969)             (7,830)
    CONSOLIDATED TOTAL ............          $ 111,218           $ 123,517


OPERATING INCOME (LOSS)
  IMPSAT Argentina ................              3,412           $ (14,603)
  IMPSAT Colombia .................              7,784                 743
  IMPSAT Venezuela ................                957                 405
  IMPSAT Mexico ...................             (1,780)               (942)
  IMPSAT Ecuador ..................              1,318                 147
  IMPSAT USA ......................               (291)                373
  IMPSAT Brazil ...................             (5,865)            (11,345)
  Others ..........................             (3,868)             (7,157)
    CONSOLIDATED TOTAL ............          $   1,667           $ (32,379)

13.    COMMITMENTS AND CONTINGENCIES

       COMMITMENTS - The Company leases satellite capacity with average annual rental commitments of approximately $24.0 million, through the year 2010. In addition, the Company has commitments to purchase communications equipment amounting to approximately $15.8 million at June 30, 2000.

       GUARANTEES - The Company is a third party guarantor of up to 75% of a $6.0 million credit facility provided to IMPSAT Venezuela by a regional development fund. At June 30, 2000, the balance outstanding on the credit facility amounted to approximately $0.9 million.

       IMPSAT Brazil has entered into a $5.8 million term note with El Camino Resources, which is guaranteed by the Company and IMPSAT Argentina. At June 30, 2000, the balance outstanding was approximately $4.9 million.

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

       RECIPROCAL SERVICE AGREEMENTS - During the first quarter of 2000, IMPSAT Argentina signed agreements with Movicom/Bell South for the exchange of capacity on the two companies' respective networks in Argentina. This agreement will enable IMPSAT Argentina to expand its footprint in the Buenos Aires metropolitan area beyond that originally included in the Broadband Network.

                                   * * * * * *

IMPSAT S.A.

BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                  DECEMBER 31,         JUNE 30,
                                                                    1999                2000
                                                                  -----------------------------
ASSETS                                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                       $   4,199           $   1,516
  Trade accounts receivable, net                                     36,046              38,769
  Receivable from affiliated companies                                4,130               5,086
  Other receivables                                                  13,605              16,497
  Prepaid expenses                                                      825                 869
                                                                  ---------           ---------
     Total current assets                                            58,805              62,737
                                                                  ---------           ---------
BROADBAND NETWORK, Net                                               28,944              78,409
                                                                  ---------           ---------
PROPERTY, PLANT AND EQUIPMENT, Net                                  155,045             170,052
                                                                  ---------           ---------
NON-CURRENT ASSETS:
  Investment                                                         10,235              10,261
  Deferred income taxes, net                                          3,622               3,622
  Other non-current assets                                           16,327              12,627
                                                                  ---------           ---------
     Total non-current assets                                        30,184              26,510
                                                                  ---------           ---------
TOTAL                                                             $ 272,978           $ 337,708
                                                                  =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade                                        $  32,732           $  35,641
  Short-term debt                                                    10,707               9,105
  Advances from affiliated companies                                 68,959               7,641
  Current portion of long-term debt                                   4,411               3,883
  Accrued and other liabilities                                       9,548               7,061
  Customer advances on broadband network                             23,200              43,256
                                                                  ---------           ---------
     Total current liabilities                                      149,557             106,587
                                                                  ---------           ---------
LONG-TERM DEBT, Net                                                  46,124              83,207
                                                                  ---------           ---------
OTHER LONG-TERM LIABILITIES                                             510                 152
                                                                  ---------           ---------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
  Common stock $0.01 par value; 14,755 shares issued and
outstanding at December 31, 1999 and June 30, 2000                        3                   3
  Paid in capital                                                    82,442             174,464
  Accumulated deficit                                                (5,658)            (26,705)
                                                                  ---------           ---------
     Total stockholders' equity                                      76,787             147,762
                                                                  ---------           ---------
TOTAL                                                             $ 272,978           $ 337,708
                                                                  =========           =========

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------


                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             JUNE 30,                             JUNE 30,
                                                   -----------------------------------------------------------------
                                                     1999               2000               1999               2000
                                                   --------           --------           --------           --------
                                                           (UNAUDITED)                           (UNAUDITED)
NET REVENUES FROM SERVICES:
  Network services ......................          $ 21,757           $ 21,034           $ 42,321           $ 41,828
  Internet ..............................             2,329              2,582              4,171              4,993
  Other .................................             3,804              7,153              7,895             10,752
                                                   --------           --------           --------           --------
   Total net revenues from services .....            27,890             30,769             54,387             57,573
                                                   --------           --------           --------           --------

COSTS AND EXPENSES:
  Direct Costs:
     Contracted services ................             3,151              3,771              6,302              6,876
     Other direct costs .................             3,459              3,748              5,571              5,931
     Leased capacity ....................             4,567              6,512              8,611             12,431
     Cost of sold equipment .............               716              3,495              1,453              4,257
                                                   --------           --------           --------           --------
     Total direct costs .................            11,893             17,526             21,937             29,495
  Salaries and wages ....................             4,874              6,827              9,260             12,740
  Selling, general and administrative ...             3,991              6,376              7,538             12,497
  Depreciation and amortization .........             6,494              8,392             12,240             17,444
                                                   --------           --------           --------           --------
   Total costs and expenses .............            27,252             39,121             50,975             72,176
                                                   --------           --------           --------           --------
Operating income (loss) .................               638             (8,352)             3,412            (14,603)
                                                   --------           --------           --------           --------

OTHER INCOME (EXPENSES):
  Interest expense, net                              (3,263)            (2,282)            (6,160)            (5,112)
  Other income, net                                      --                 12                  6                  4
                                                   --------           --------           --------           --------

     Total other expense                             (3,263)            (2,270)            (6,154)            (5,108)
                                                   --------           --------           --------           --------

LOSS BEFORE INCOME TAXES                             (2,625)           (10,622)            (2,742)           (19,711)

PROVISION FOR INCOME TAXES                               --               (735)               (40)            (1,336)
                                                   --------           --------           --------           --------

NET LOSS                                           $ (2,625)          $(11,357)          $ (2,782)          $(21,047)
                                                   ========           ========           ========           ========

See notes to financial statements.

IMPSAT S.A.

STATEMENT OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                       COMMON      PAID-IN         RETAINED
                                       STOCK       CAPITAL        EARNINGS(*)          TOTAL
BALANCE AT DECEMBER 31, 1999           $  3        $ 82,442        $ (5,658)        $  76,787
Shareholders' contribution                           92,022                            92,022
Net loss                                                            (21,047)          (21,047)
                                       ----        --------        --------         ---------
BALANCE AT JUNE 30, 2000               $  3        $174,464        $(26,705)        $ 147,762
                                       ====        ========        ========         =========

(*) Includes an appropriation of retained earnings, amounting to $1,890, to comply with legal reserve requirements in Argentina.

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                        1999             2000
                                                                     --------         --------
                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (2,782)        $(21,047)
  Adjustment to reconcile net loss to net cash
 (used in) provided by operating activities:
   Amortization and depreciation                                       12,240           17,444
   Deferred income tax provision                                           40
   Changes in assets and liabilities:
   Increase in trade accounts receivable, net                          (8,139)          (2,723)
   Decrease (increase) in prepaid expenses                                 78              (44)
   Increase in other receivables and other non-current assets          (2,614)            (148)
   (Decrease) increase in accounts payable - trade                     (1,387)           2,913
   Increase (decrease) in accrued and other liabilities                 1,547           (2,487)
   Increase in customer advances on broadband network                                   20,056
   Increase in other long-term liabilities                               (683)            (358)
                                                                     --------         --------

    Net cash (used in) provided by operating activities                (1,700)          13,606
                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                          (15,197)         (32,451)
  Build-out of broadband network                                                       (12,457)
  (Decrease) increase in investment                                       306              (26)
                                                                     --------         --------

    Net cash used in investing activities                             (14,891)         (44,934)
                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from (repayments of) short-term debt                   2,213           (1,602)
  Changes in advances from \ to affiliates                                419          (61,322)
  Proceeds from (repayment of) long-term debt                             698             (453)
  Capital contribution                                                                  92,022
                                                                                      --------
     Net cash provided by financing activities                          3,330           28,645
                                                                     --------         --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                             (13,261)          (2,683)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
  PERIOD                                                               13,849            4,199
                                                                     --------         --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                       $    588         $  1,516
                                                                     ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                      $  5,183         $  3,933
                                                                     ========         ========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
 Broadband network vendor financing                                                   $ 37,008
                                                                                      ========


See notes to financial statements.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS
(IN THOUSANDS OF U. S. DOLLARS)
--------------------------------------------------------------------------------


1.   BACKGROUND

    The Company provides and operates private networks of integrated data and voice telecommunications systems in Argentina. The Company's principal line of business comprises the provision of data transmission services for large national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links and leased satellite capacity. During the six months ended June 30, 2000 IMPSAT Fiber Networks, Inc., a Delaware Holding company (the "Parent Company"), exchanged shares of its common stock for the minority interests in the Company. As of June 30, 2000, the Company is a 100% owned subsidiary of the Parent Company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Interim Financial Information - The unaudited statements as of June 30, 2000 and for the six months ended June 30, 1999 and 2000 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the six months ended June 30, 1999 and 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

    Revenue Recognition - The Company provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays a monthly fee based on the quantity and type of equipment installed. The fees stipulated in the contracts are generally denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total revenue from services for the six months ended June 30, 1999 and 2000.

    In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC's views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of revenue recognition

    In connection with the Company's build out of the Broadband Network, the Company has granted Global Crossing Development Co., a subsidiary of Global Crossings Ltd. ("Global Crossing") an indefeasible right of use ("IRU") to a portion of its broadband network capacity (see Note 5) when the Broadband Network is completed. Pursuant to this agreement, the Company received a fixed advance payment and will recognize the revenue from the IRU ratably over the life of the IRU. The Company expects to have other similar transactions in the future.

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

    Investment - Investment represents a less than 1% ownership interest by the Company in unaffiliated entities established for the purchase and leasing of satellite capacity time and are accounted for under the cost method.

    Long-Lived Assets - Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded for the six months ended June 30, 1999 and 2000.

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

3.   TRADE ACCOUNTS RECEIVABLE

    Trade accounts receivable at December 31 and June 30, are summarized as follows:

                                                  DECEMBER 31,       JUNE 30,
                                                      1999             2000
                                                  ----------------------------
                                                                    (UNAUDITED)
       Trade accounts receivable                    $ 49,989         $ 54,033
       Less: allowance for doubtful accounts         (13,943)         (15,264)
                                                    --------         --------

       Trade accounts receivable, net               $ 36,046         $ 38,769
                                                    --------         --------

    The Company provides trade credit to its customers in the normal course of business. Prior to extending credit, the customers' financial history is analyzed.

    The activity for the allowance for doubtful accounts for the year ended December 31, 1999 and for the six months ended June 30, 2000, is as follows:

                                            DECEMBER 31,      JUNE 30,
                                               1999             2000
                                            ---------------------------
                                                            (UNAUDITED)
      Beginning balance                      $  8,310         $ 13,943
      Provision for doubtful accounts           6,280            3,667
      Write-offs, net of recoveries              (647)          (2,346)
                                             --------         --------
      Ending balance                         $ 13,943         $ 15,264
                                             ========         ========

4.   OTHER RECEIVABLES

    Other receivables consist primarily of refunds or credits pending from local government for taxes other than income, advances to suppliers other than for fixed assets, and other miscellaneous amounts due to the Company.

5.   BROADBAND NETWORK AND AGREEMENTS

    Broadband network and related equipment consists of the following at December 31 and June 30:

                                                       DECEMBER 31,     JUNE 30
                                                          1999           2000
                                                       --------------------------
                                                                      (UNAUDITED)

      Under construction - Broadband Network             $26,967        $64,537
      Under construction  - Global Crossing ducts          1,977         13,872
                                                         -------        -------
        Total                                            $28,944        $78,409
                                                         =======        =======

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

    On October 25, 1999, the Company signed a definitive agreement with Nortel to borrow an aggregate of up to approximately $149.1 million of long term vendor financing. The financing, which will be disbursed over a two year period with final maturity in 2006, will be used to finance Nortel's construction of the segments of the Broadband Network in Argentina and the purchase of additional equipment to be used by the Company in connection with the operation of the Broadband Network. The Parent Company has guaranteed the obligations of the Company under the Nortel financing agreements.

    FRAMEWORK AGREEMENT WITH GLOBAL CROSSING - On July 27, 1999, the Parent Company entered into an agreement with Global Crossing that contemplates the Parent Company or its affiliates entering into a series of definitive agreements. As part of these arrangements, Parent Company or its affiliates will purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing's fiber optic cable networks worldwide. On September 22, 1999, the Company entered into a definitive agreement with Global Crossing to construct the terrestrial portion of Global Crossing's South American network between Las Toninas, Argentina on the Atlantic Ocean and Valparaiso, Chile on the Pacific Ocean (the "Trans-Andean Crossing System"). Construction of the Trans-Andean Crossing System commenced in September 1999. Global Crossing will pay the Company $50.7 million a for the turnkey construction of the Trans-Andean Crossing System, which includes:

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

    During 1999 and the first six months of 2000, Global Crossing paid the Company $43.3 million in respect of the ongoing construction of the Trans-Andean Crossing System. The Company will accumulate all construction costs for the Global Crossing Ducts in projects under construction and will defer recognition of all payments received from Global Crossing until completion and delivery of the respective ducts.

6.   PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at December 31 and June 30 (exclusive of the Broadband Network) consists of:


                                                DECEMBER 31,        JUNE 30,
                                                   1999              2000
                                                ----------------------------
                                                                 (UNAUDITED)
Land                                            $   1,538         $   3,044
Building, installations and improvements           19,536            27,850
Operating communications equipment                265,276           281,245
Furniture, fixtures and other equipment            10,403            11,416
                                                ---------         ---------
     Total                                        296,753           323,555
Less:  accumulated depreciation                  (145,564)         (156,321)
                                                ---------         ---------

     Total                                        151,189           167,234
Works in process                                    3,856             2,818
                                                ---------         ---------

Property, plant and equipment, net              $ 155,045         $ 170,052
                                                =========         =========


    The recap of accumulated depreciation for the year ended December 31, 1999 and for the six months period ended June 30, 2000, is as follows:


                                 DECEMBER 31,        JUNE 30,
                                    1999              2000
                                 ----------------------------
                                                  (UNAUDITED)
Beginning balance                $  87,641         $ 145,564
Depreciation expense                59,039            17,444
Disposals and retirements           (1,116)           (6,687)
                                 ---------         ---------
Ending balance                   $ 145,564         $ 156,321
                                 =========         =========

7.   SHORT-TERM DEBT

    The Company's short-term debt consists of short-term credit facilities, denominated in U.S. dollars with interest rates ranging from 8% to 12.75%. Amounts outstanding under these facilities totaled approximately $10,707 and $9,105 at December 31, 1999 and June 30, 2000. The Company has historically refinanced its short-term credit facilities on an annual basis.

8.   LONG-TERM DEBT

    The Company long-term debt at December 31 and June 30, is detailed as follows:

                                                                     DECEMBER 31,       JUNE 30,
                                                                        1999             2000
                                                                     ----------------------------
                                                                                      (UNAUDITED)
Term notes payable (6.63% - 12.63%) maturing
   semiannually through 2006, collateralized by certain assets        $  3,799         $  2,811
Eximbank notes payable (8%), maturing
   semiannually through 2003 and 2004                                    7,285            7,820
Broadband Network vendor financing (11.78%) due 2006                    39,451           76,459
                                                                      --------         --------

     Total long-term debt                                               50,535           87,090
Less:  current portion                                                  (4,411)          (3,883)
                                                                      --------         --------

Long-term debt, net                                                   $ 46,124         $ 83,207
                                                                      ========         ========

9.   INCOME TAXES

    During the six months ended June 30, 1999 and 2000, the Company recorded a current provision for income taxes of $40 and $1,336, respectively. The statutory tax rate in Argentina was 35%.

10.  COMMITMENTS AND CONTINGENCIES

    Commitments - The Company leases leased telecommunications link with annual rental commitments of approximately $6.0 million through the year 2001. In addition, the company has commitments to purchase communications equipment amounting to approximately $8.5 million at June 30, 2000.

    Guarantees - The Company is guarantor on the $125 million 12 1/8% Senior Guaranteed Notes Due 2003 issued on July 30, 1996 by the Parent Company.

    IMPSAT Brazil has entered into a $5.8 million term note with El Camino Resources, which is guaranteed by the Company and Impsat Fiber Networks, Inc. At June 30, 2000, the balance outstanding was approximately $4.9 million.

    Litigation - The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

    In November 1996, the Company filed suit against a former customer, ENCOTESA, for amounts due and arising under the Company's contracts with ENCOTESA, the Argentine national postal service for $7.3 million. The ultimate collectivity of this matter continues to be negotiated for settlement, however, the Company has valued this receivable at a net realizable value of zero.

    RECIPROCAL SERVICE AGREEMENTS - During the first quarter of 2000, the Company signed agreements with Movicom/Bell South for the exchange of capacity on the two companies' respective networks in Argentina. This agreement will enable the Company to expand its footprint in the Buenos Aires metropolitan area beyond that originally included in the Broadband Network.

                                   * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       The following financial table summarizes our results of operations:

                                                 THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                         ---------------------------------------    -----------------------------------------
                                                1999                  2000                  1999                  2000
                                         ------------------    -----------------    -------------------    ------------------
                                                      (IN THOUSANDS AND AS A PERCENTAGE OF CONSOLIDATED REVENUES)
Net revenues from services ...........   $ 57,658    100.0%     64,754    100.0%    $ 111,218    100.0%     123,517    100.0%
Direct Costs:
    Contracted services ..............      5,967     10.3       6,787     10.5        11,596     10.4       13,261     10.7
    Other direct costs ...............      5,779     10.0       5,803      9.0         9,764      8.8       10,986      8.9
    Leased capacity ..................     11,944     20.7      17,503     27.0        22,464     20.2       31,585     25.6
    Cost of sold equipment ...........        785      1.3       3,777      5.8         1,686      1.5        4,597      3.7
                                         --------    -----     -------    -----     ---------    -----     --------    -----
         Total Direct Costs ..........     24,475     42.3      33,870     52.3        45,510     40.9       60,429     48.9
Salaries and wages ...................     11,377     19.7      15,940     24.6        22,192     20.0       30,170     24.4
Selling, general and administrative
expenses .............................      9,350     16.2      12,987     20.0        18,520     16.7       24,488     19.8
Depreciation and amortization ........     12,414     21.5      20,873     32.2        23,329     21.0       40,809     33.0
Interest expense, net ................    (13,746)   (23.8)    (19,724)   (30.5)      (28,106)   (25.3)     (37,338)   (30.2)
Net (loss) gain on foreign exchange ..     (1,774)    (3.1)     (1,761)    (2.7)       (7,986)    (7.2)         804      0.7
Other (expense) income, net ..........        (83)    (0.1)      2,306     (3.6)         (564)    (0.5)       2,484      2.0
Benefit from (provision for)
foreign income taxes .................      1,874      3.3      (1,730)    (2.7)        4,017      3.6       (1,070)    (0.9)
Net loss attributable to common
stockholders .........................    (17,452)   (30.3)    (39,825)   (61.5)      (37,948)    34.1      (68,892)   (55.8)

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999


       Revenues. Our net revenues for the three and six months ended June 30, 2000 totaled $64.8 million and $123.5 million, an increase of $7.1 million (or 12.3%) and $12.3 million (or 11.1%) from net revenues for the same periods in 1999.

       The following table shows our revenues by operating subsidiary (including intercompany transactions) for the periods indicated:

                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                  JUNE 30,                    JUNE 30,
                            ---------------------       ---------------------
                             1999          2000          1999          2000
                            -------       -------       -------       -------
                                              (IN THOUSANDS)
IMPSAT Argentina ....       $27,890       $30,769       $54,387       $57,573
IMPSAT Colombia .....        16,002        13,295        30,887        27,110
IMPSAT Venezuela ....         5,528         7,504        10,600        14,039
IMPSAT Ecuador ......         3,288         3,533         6,371         7,028
IMPSAT Mexico .......           913           855         1,724         1,683
IMPSAT Brazil (1) ...         1,615         6,447         2,636        11,542
Mandic S.A. (1) .....         2,232            --         4,263            --
IMPSAT USA ..........         4,086         6,030         8,262        11,773
Other ...............            56           441            57           599

(1) On October 5, 1999, we transferred the retail dial-up Internet business of Mandic to El Sitio, Inc., and merged Mandic's remaining operations into IMPSAT Brazil.

       Growth in our net revenues resulted primarily from non-satellite services, including terrestrial-based network services, Internet services and other services. Our revenue for the three months ended June 30, 2000 includes $3.7 million that we generated from equipment sales during that period, a $2.4 million increase (or 170%) from the same period in 1999. The following table shows our revenues by business lines (after elimination of intercompany transactions) for the periods indicated:

                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                           ---------------------       -----------------------
                                            1999           2000          1999          2000
                                           -------       -------       --------       --------
                                                              (IN THOUSANDS)
Network services
    Terrestrial ....................       $ 8,169       $ 9,490       $ 15,772       $ 18,955
    Satellite ......................        36,587        36,523         71,333         72,050
                                           -------       -------       --------       --------
       Total network services ......       $44,756       $46,013       $ 87,105       $ 91,005

Internet ...........................       $ 6,600       $ 7,598       $ 12,622       $ 14,312
Other ..............................       $ 6,302       $11,143       $ 11,491       $ 18,200
                                           -------       -------       --------       --------
Total net revenues from services ...       $57,658       $64,754       $111,218       $123,517
                                           =======       =======       ========       ========

       Despite the economic recessions experienced in many of our countries of operation that prevailed in 1999 and continued throughout the first half of 2000, we were able to achieve revenue growth for the first six months of 2000 as compared to the prior year's period. This revenue growth was achieved principally because of an overall increase in the number of customers and services we provided offset, in part, by decreasing prices. Excluding fax store and forward customers, we had 2,127 customers at June 30, 2000, compared to 1,579 customers at June 30, 1999. In connection with the development and deployment of our Broadband Network, we intend to aggressively market our services to existing and new customers, including smaller corporate customers. In the three months ended June 30, 2000, we gained a total of 214 new customers, an increase of 11.2% from the period ended March 31, 2000. Customer growth was most pronounced in Brazil.


       The Company's operations in Brazil recorded the highest revenue growth rate among our countries of operation. Revenues from our Brazilian operations during the three and six months ended June 30, 2000 totaled $6.4 million and $11.5 million, an increase of $2.6 million (or 67.4%) and $4.6 million (or 67.3%), compared to the same period in 1999.

       In Argentina, revenues for the Company's network services declined as compared to the three and six months ended June 30, 2000 while Internet services increased. In addition, revenue for the second quarter included $3.7 million in equipment sales. This amount related principally to a contract entered into in January 2000 with the Government of the Province of Cordoba in the amount of $9.8 million for the provision of equipment and information technology solutions for the automation and updating of the Province's revenue collection and auditing functions. The decline in revenues from network services is due to continued downward pressure on pricing and increased competition.

       Our operations in the United States and Venezuela also showed improved results. IMPSAT USA's revenues totaled $6.0 and $11.8 million for the three and six months ended June 30, 2000, an increase of $1.9 million (or 47.6%) and $3.5 million (or 42.5%) as compared to the same periods in 1999. This is primarily a result of increased network services and Internet backbone access services to multinational corporations with operations in Latin America. IMPSAT Venezuela's revenues totaled $7.5 million and $14.0 million for the three and six months ended June 30, 2000, a $2.0 million (or 35.7%) and $3.4 million (or 32.4%) increase compared to the same periods in 1999.

       Our improved results in Brazil, Venezuela and the United States were offset by a decrease in revenues at IMPSAT Colombia. During the second quarter of 2000, our operations in Colombia, our second oldest market, continued to be adversely affected by that country's economic recession, which intensified pricing pressures. IMPSAT Colombia's revenues totaled $13.3 million and $27.1 million for the three and six months ended June 30, 2000, a $2.7 million (or 16.9%) and $3.8 million (or 12.2%) decrease from the same periods in 1999.

       Direct Costs. Our direct costs for the three and six months ended June 30, 2000 totaled $33.9 million and $60.4 million, an increase of $9.4 million (or 28%) and $14.9 million (or 33%), compared to the same periods in 1999. Of our total direct costs for the second quarter of 2000, $17.5 million related to the operations of IMPSAT Argentina. This compares to $11.9 million at IMPSAT Argentina for the second quarter of 1999. Direct costs for IMPSAT Brazil totaled $6.7 million for the second quarter of 2000, compared to $2.2 million for the corresponding period in 1999. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

       (1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the three and six months ended June 30, 2000, our contracted services costs totaled $6.8 million and $13.3 million, an increase of $0.8 million (or 14%) and $1.7 million (or 14%) from the same periods in 1999. Of this amount, maintenance costs for our telecommunications network infrastructure totaled $4.0 million and $7.4 million for the three and six months ended June 30, 2000, compared to $3.8 million and $7.1 million during the same periods in 1999. Our maintenance costs increased because we had more infrastructure. In addition, our installation costs totaled

$2.8 million and $5.9 million for the three and six months ended June 30, 2000, compared to $2.2 million and $4.5 million for the same periods in 1999.

       (2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to third-party sales representatives; and our allowance for doubtful accounts.

              Sales commissions paid to third-party sales representatives for the three and six months ended June 30, 2000 totaled $2.0 million and $4.2 million, compared to $2.0 million and $3.6 million for the corresponding periods in 1999. The majority of these commissions related to customers of IMPSAT Argentina.

              We recorded a net provision for doubtful accounts of $1.8 million for the three months ended June 30, 2000 compared to $2.3 million for the same period in 1999. At June 30, 2000 approximately 30.4% of our gross trade accounts receivable were past due more than six months compared to 25.0% for the same period in 1999. The average days in gross trade accounts receivable decreased from 91 at March 31, 2000 to 76 at June 30, 2000. At June 30, 1999, average days of gross trade accounts receivable equaled 86.

       (3) Leased Capacity. Our leased capacity costs for the three and six months ended June 30, 2000 totaled $17.5 million and $31.6 million, which represented an increase of $5.6 million (or 46.5%) and $9.1 million (or 41%) from the corresponding periods in 1999. We had approximately 912.4 MHz of leased satellite capacity at June 30, 2000 and 696.4 MHz at June 30, 1999. The expansion of our satellite capacity was primarily attributable to contractually scheduled increases in satellite capacity to match anticipated growth in customer demand.

              In addition, to satisfy increasing customer demand for higher bandwidth telecommunications links, during the three and six months ended June 30, 2000 we increased our leased dedicated capacity on third-party fiber optic networks, spending $7.3 million and $12.2 million for the three and six months ended June 30, 2000, an increase of $4.7 million (or 180%) and $7.2 million (or 69.7%) from the same periods in 1999. These costs were incurred principally in Argentina and Brazil. Leased fiber optic capacity in Argentina and Brazil is quite expensive due to the very limited number of providers. We have incurred these higher costs of leased fiber optic capacity due to the continued preference by some of our customers for greater bandwidth. We believe that our leased fiber optic capacity costs should decrease as we begin to switch our customers to the Broadband Network in Argentina and Brazil at the end of 2000.

       (4) Costs of Equipment Sold. In the three and six months ended June 30, 2000, we incurred costs of equipment sold of $3.8 million and $4.6 million, a $3.0 million (or 381.1%) and $2.9 million increase (or 172.7%) from the same periods in 1999. We expect to enter into additional equipment sales for some of our customers in the remainder of 2000.

       Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2000 totaled $15.9 million and $30.2 million, an increase of $4.6 million (or 40.1%) and $8.0 million (or 36%), from the same periods in 1999. The increase resulted primarily from:

- an increase in the number of employees, from 1,156 at June 30, 1999 to 1,264 at June 30, 2000, particularly in connection with the expansion of our operations in Brazil and the development of the Broadband Network

- increases in the salaries, wages and recruiting costs of our personnel to match market rates for personnel with the expertise we require and increases in cost of living

- $1.5 million payment of bonuses granted to key employees for 1999 that were paid in the second quarter of 2000. During 1999, we had paid our annual bonuses of $1.5 million in two installments during the third and fourth quarters of that year.

       IMPSAT Argentina incurred salaries and wages for the three and six months ended June 30, 2000, of $6.8 million and $12.7 million, an increase of $2.0 million (or 40.0%) and $3.5 million (or 38.0%) over the same periods in 1999. IMPSAT Brazil incurred salaries and wages for the three and six months ended June 30, 2000, of $2.3 million and $4.4 million, an increase of $1.1 million (or 104.9%) and $2.3 million (or 111.1%) over the same periods in 1999. IMPSAT Brazil increased its number of employees to 219 persons at June 30, 2000, compared to 164 persons at June 30, 1999.


       Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

       -      publicity and promotion costs

       -      fees and other remuneration

       -      travel and entertainment

       -      rent

       -      plant services, telephone and energy expenses

       We incurred SG&A expenses of $13.0 million and $24.5 million for the three and six months ended June 30, 2000. SG&A expenses increased $3.6 million (or 38.9%) and $6.0 million (or 32.2%), from the three and six months ended June 30, 1999. SG&A expenses at IMPSAT Argentina for the three and six months ended June 30, 2000 totaled $6.4 million and $12.5 million, an increase of $2.4 million (or 59.7%) and an increase of $5.0 million (or 65.8%), from SG&A expenses incurred by IMPSAT Argentina for the three and six months ended June 30, 1999. Compared to the corresponding periods in 1999, the increase in SG&A expenses compared to the corresponding periods in 1999 reflect higher publicity and promotion expenses, travelling expenses and advisory services related to the development of our Broadband strategy.

       Depreciation and Amortization. Our depreciation and amortization expenses for the three and six months ended June 30, 2000 totaled $20.9 million and $40.8 million. This represents an increase of $8.5 million (or 68.1%) and $17.5 million (or 74.9%), compared to our depreciation and amortization for the three and six months ended June 30, 1999. The increase in our depreciation and amortization expense reflects the continued growth in our asset base as well as our decision at the end of the third quarter of 1999 to change the depreciable life of some of our customers' premises telecommunications equipment in light of technological advances. We expect these expenses to increase in future periods due to our plans to invest significant capital expanding our network capacity in connection with the development of the Broadband Network.

       Depreciation and amortization for IMPSAT Argentina for the three and six months ended June 30, 2000, totaled $8.4 million and $17.4 million. This represents an increase of $1.9 million

(or 29.2%) and $5.2 million (or 42.5%), compared to IMPSAT Argentina's depreciation and amortization for the three and six months ended June 30, 1999.

       Interest Expense, Net. Our net interest expense for the three months ended June 30, 2000 totaled $19.7 million, consisting of interest expense of $28.1 million and interest income of $8.4 million for the second quarter of 2000. Our net interest expense for the six months ended June 30, 2000 totaled $37.3 million, consisting of interest expense of approximately $50.5 million and interest income of $13.2 million. At June 30, 2000, we had cash, cash equivalents and other short-term investments of $498.0 million. Our net interest expense increased $6.0 million (or 43%) and $9.2 million (or 33%) for the three and six months ended June 30, 2000 from net interest expense for the same periods in 1999.

       For the three and six months ended June 30, 2000 IMPSAT Argentina's net interest expense totaled $2.3 million and $5.1 million ($2.3 million and $4.1 million, after eliminating intercompany items), compared to $3.3 million and $6.2 million, ($1.2 million and $2.2 million after eliminating intercompany items) for the corresponding periods in 1999.

       Our total indebtedness as of June 30, 2000 was $848.2 million as compared to $426.7 million as of June 30, 1999. As of June 30, 2000, total outstanding indebtedness at IMPSAT Argentina totaled $103.8 million ($96.2 million after eliminating intercompany items), compared to $145.5 million ($22.4 million after eliminating intercompany items) as of June 30, 1999. The increase in our net interest expense reflects higher interest bearing indebtedness in the first half of 2000 compared to the first half of 1999, which resulted from increased levels of borrowing associated with our development of the Broadband Network, including the vendor financing agreements that we signed with Nortel Networks, Inc. in October 1999 for a total of up to $297.4 million to construct the Broadband Network in Argentina and Brazil and the issuance in February 2000 of our $300 million 13 3/4% Senior Notes due 2005. At June 30, 2000 we had borrowed a total $130.9 million from Nortel and have unused commitments of $166.5 million under these agreements. We anticipate that interest expense will increase in the future based on expected increased levels of borrowing under the Nortel financing agreements. See "-- Liquidity and Capital Resources."

       Net (Loss) Gain on Foreign Exchange. We recorded a net loss on foreign exchange for the three months ended June 30, 2000 of $1.8 million and a net gain of $0.8 million for the six months ended June 30, 2000. These numbers can be compared to net losses of $1.8 million and $8.0 million for the same periods in 1999.

       Other Income, Net. We recorded other income, net, for the three and six months ended June 30, 2000 of $2.3 million and $2.5 million, respectively, as compared to other expense, net, of $0.1 million and $0.6 million for the corresponding periods in 1999. We recorded a non-recurring gain of $2.8 million in the second quarter of 2000 as a result of the sale of our Colombian retail dial-up internet business to El Sitio, Inc. In accordance with the purchase and sale contract entered into with El Sitio, the parties are conducting a post-closing audit of the Colombian retail internet operations. In the event that the audit indicates that an adjustment of the purchase price is appropriate, such adjustment will be made in future periods.

       Benefit from (Provision for) Income Taxes. We recorded a provision for income taxes (all of which are for foreign taxes) of $1.7 million and $1.1 million, for the three and six months ended June 30, 2000 compared to a benefit from income taxes of $1.9 million and $4.0 million for the corresponding periods in 1999. The reason for this change relates to a determination that we are no longer able to avail ourselves of certain tax credits.

       Net Loss Attributable to Common Stockholders. For the three and six months ended June 30, 2000, we incurred a net loss attributable to common stockholders of $39.8 million and $68.9 million, an increase of $22.4 million (or 128%) and $30.9 million (or 82%) for same periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

       We will continue to make significant capital expenditures in the next several years in connection with the Broadband Network, the further development of our operations in Brazil and new customer accounts (for which we install our equipment on customer premises). We also have, and will continue to have, substantial interest expense.

       At June 30, 2000, we had total cash, cash equivalents and short-term investments of $498.0 million. These amounts relate principally to:

- unused proceeds from our $300 million 133/4 Senior Notes Due 2005 offering in February 2000

- unused proceeds of our initial public offering in February 2000 of 11,500,000 shares of our common stock and from our simultaneous private placement of 2,850,000 shares of common stock to British
       Telecommunications plc, one of our existing stockholders

       Our budget contemplates that we will need approximately $170 million during the period from June 30, 2000 (including amounts spent to date) through the end of 2000 for capital expenditures related to the Broadband Network in Argentina, Brazil, and Chile. In October 1999, we executed definitive agreements with Nortel for long term vendor financing commitments of up to approximately $297 million, which we plan to use to pay for Nortel's construction of the segments of our Broadband Network in Argentina and Brazil. In addition, we are negotiating a vendor financing agreement of approximately $16 million with Lucent Technologies, Inc. as part of our agreement to purchase Lucent fiber optic cable for the long-haul portions of the Broadband Network in Argentina. We do not have any other commitments regarding financing for the Broadband Network.

       On June 13, 2000, we announced plans to extend the Broadband Network by constructing a 2,000 kilometer long-haul link between the cities of Curitiba and Porto Alegre in Brazil and the city of Parana in Argentina. The new link would connect with the Broadband Network that is currently being deployed in Argentina and Brazil and would result in the creation of a single fiber optic network connecting Santiago, Chile, Buenos Aires, Argentina and Sao Paulo and Rio de Janeiro, Brazil with points in between. We are currently in the process of receiving technical and financing proposals from a pre-qualified list of vendors. We anticipate that the cost of the new link will be approximately $100 million. We anticipate that the cost of the new link will be financed through vendor financing from the selected vendor and/or from our existing cash, cash equivalents and short-term investments. We expect to commence construction in the fourth quarter of this year and complete the link by the end of the third quarter of 2001.

       The further expansion and development of the Broadband Network beyond its current and planned footprint in Argentina, Brazil, and Chile will depend upon our ability to obtain additional financing. If we are unable to obtain additional financing, we will not be able to maintain our levels of growth and market position in any of the countries in which we operate, which could have a material adverse effect on our results of operations.

       In addition, we anticipate that we will require approximately $75 million for other capital expenditures, including those related to our existing telecommunications business (including amounts spent to date) through the end of 2000, and significant amounts thereafter.

       Our operating activities used $1.8 million for the three months ended June 30, 2000 and generated $16.2 million for the six months ended June 30, 2000, compared with $15.4 million used and $21.9 used during the same periods in 1999.

       Financing activities, principally our offering of our 13 3/4 Senior Notes due 2005, our initial public offering and our private placement of common stock to British Telecommunications, provided $483.7 million in net cash for the six months ended June 30, 2000, compared with $126.6 million for the same period in 1999. For the six months ended June 30, 2000, we used $488.2 in net cash flow for investing activities, compared to $40.0 million for the six months ended June 30, in 1999. Of this amount, $388.4 million is represented by the purchase of high-quality short-term investments with the proceeds of our initial public offering, private placement and the $300 million 13 3/4% Senior Notes due 2005. We plan to use these amounts for capital expenditures, general corporate purposes and working capital as needed in coming periods.

       In addition, we have used $83.5 million in non-cash investing and financing activities related to the development of the Broadband Network for the six months ended June 30, 2000, principally as a result of disbursements under the vendor financing agreements with Nortel.

       At June 30, 2000, we had leased satellite capacity with annual rental commitments of approximately $24.0 million through the year 2010. In addition, at June 30, 2000, we had commitments to purchase telecommunications equipment amounting to approximately $15.8 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The sections below highlight our exposure to interest rate and foreign exchange rate risks and change in the market values of our investment in equity securities. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at June 30, 2000 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during year 2000. We do not hold or issue any market risk sensitive instruments for trading purposes.

       Interest Rate Risk. Our cash, cash equivalents and short-term investments consist of highly liquid investments. As a result of the short-term nature of these instruments, we do not believe that a hypothetical 10% change in interest rates would have a material impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments.

       We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. A hypothetical 10% change in interest rates would not have had a material impact on our interest expense during the first half or second quarter of 2000. Our floating rate indebtedness is expected to increase in the future as we draw down commitments under the Nortel financing agreements to cover expenditures relating to our contracts with Nortel to construct the Broadband Network in Argentina and Brazil. Financial instruments which we hold are disclosed in Note 3 to our Consolidated Financial Statements.

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

       Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. Our expansion in Brazil, including our development of the Broadband Network in Brazil, has, and will continue to, increase our exposure to exchange rate risks. Revenues from our Brazilian operations for the year ending December 31, 1999 and the six month period ending June 30, 2000 that were not denominated in U.S. dollars represented approximately 6.7% and 9.3% of our total net revenues for 1999 and the second quarter of 2000, respectively. However, this proportion can be expected to increase significantly in future periods in connection with the progression of our operations in Brazil and the development of the Broadband Network. The effect of foreign exchange rate fluctuations on our consolidated results in 1999 and the three and six months ended June 30, 2000 was not material.

       Changes in Market Value of Investment. We hold a fair value basis investment of approximately 14.2% of the common stock of El Sitio, Inc., which is publicly traded on the Nasdaq National Market System. Our investment in El Sitio is subject to equity price and overall stock market risk. See Note 3 to our Consolidated Financial Statements. Our El Sitio investment is included in non-current assets and is accounted for as "available for sale" securities under SFAS No. 115 because our ownership is less than 20% and we do not have the ability to exercise significant influence over El Sitio's operations.

       Our investment in El Sitio, which is in the Internet industry, is subject to significant fluctuations in fair market value due to the volatility of the stock market. A hypothetical 20% decrease in the share price of El Sitio's common stock from the price at June 30, 2000 would decrease the fair value of our investment by $8.8 million.

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

          (b) Reports on Form 8-K. On May 2, 2000, the registrants filed with the Commission a current report on Form 8-K which disclosed a public announcement on May 1, 2000 of IMPSAT Fiber Networks, Inc.'s consolidated operating results for the first quarter of 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, in the capacities and on the dates indicated.

                                      IMPSAT Fiber Networks, Inc.

                                      By:  /s/ Guillermo Jofre
                                           -------------------
                                           Guillermo Jofre
                                           Vice President, Finance and
                                           Chief Financial Officer

                                      Date: August 14, 2000

                                      IMPSAT S.A.

                                      By:  /s/ Jose Torres
                                           ---------------
                                           Jose Torres
                                           Director and
                                           Chief Accounting Officer

                                      Date: August 14, 2000