Form 10-Q
period 2000-09-30
IMPSAT FIBER NETWORKS INC
filed 2000-11-14
CIK 1022329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|X|  FOR THE QUARTERLY PERIOD ENDED September 30, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO ____________

COMMISSION FILE NUMBER:  333-12977


                           IMPSAT FIBER NETWORKS, INC.
                                   IMPSAT S.A.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    Delaware                                               52-1910372
                    Argentina                                            Not Applicable
--------------------------------------------------   -------------------------------------------------
(STATE OR OTHER JURISDICTION INCORPORATION OR                (IRS EMPLOYER IDENTIFICATION NUMBER)
ORGANIZATION)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: As of September 30, 2000, the Company had outstanding 91,428,570 shares of Common Stock, $0.01 par value outstanding.

                           IMPSAT FIBER NETWORKS, INC.
                                   IMPSAT S.A.

                                      INDEX

                                                                                                   PAGE NO.
PART I FINANCIAL INFORMATION...........................................................................F-1
Item 1. Financial Statements.............................................................................1
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............1
PART II OTHER INFORMATION...............................................................................13
Item 1. Legal Proceedings...............................................................................13
Item 2. Changes in Securities...........................................................................13
Item 3. Defaults Upon Senior Securities.................................................................13
Item 4. Submission of Matters to a Vote of Security-Holders.............................................13
Item 5. Other Information...............................................................................13
Item 6. Exhibits and Reports on Form 8-K................................................................13

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                     ASSETS
                                                          DECEMBER 31, 1999   SEPTEMBER 30, 2000
                                                          -----------------   ------------------
                                                                                 (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents.............................  $          97,507   $          114,766
  Trading investments...................................                                 305,963
  Trade accounts receivable, net........................             52,176               70,650
  Other receivables.....................................             27,640               48,148
  Prepaid expenses......................................              1,703                3,810
                                                          -----------------   ------------------
   Total current assets.................................            179,026              543,337
                                                          -----------------   ------------------
BROADBAND NETWORK, Net..................................             71,868              237,799
                                                          -----------------   ------------------
PROPERTY, PLANT AND EQUIPMENT, Net......................            310,330              379,696
                                                          -----------------   ------------------
NON-CURRENT ASSETS:
  Investments...........................................            235,925               33,433
  Intangible assets.....................................                442               84,338
  Deferred income taxes, net............................                                  24,690
  Deferred financing costs, net.........................              8,985               13,362
  Other non-current assets..............................             21,756               20,314
                                                          -----------------   ------------------
   Total non-current assets.............................            267,108              176,137
                                                          -----------------   ------------------
TOTAL...................................................  $         828,332   $        1,336,969
                                                          =================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade.............................  $          53,678   $           84,116
  Short-term debt.......................................             15,670                8,306
  Current portion of long-term debt.....................             23,007               16,904
  Accrued and other liabilities.........................             29,506               43,230
  Deferred income taxes, net............................             51,870                    -
  Customer advances on broadband network................             23,200               49,171
                                                          -----------------   ------------------
   Total current liabilities............................            196,931              201,727
                                                          -----------------   ------------------
LONG-TERM DEBT, Net.....................................            445,634              873,984
                                                          -----------------   ------------------
OTHER LONG-TERM LIABILITIES.............................             21,391               30,771
                                                          -----------------   ------------------
COMMITMENTS AND CONTINGENCIES (Note 13).................
                                                          -----------------   ------------------
REDEEMABLE PREFERRED STOCK, Convertible, Series A, 10%,
  cumulative dividend; 25,000 shares authorized, issued
  and outstanding, converted and redeemed on February 4,
  2000..................................................            149,035
                                                          -----------------   ------------------
STOCKHOLDERS' EQUITY:
  Common Stock $0.01 par value; 300,000,000 shares
    authorized, 71,605,993 shares issued and
    outstanding at December 31, 1999,  and 91,428,570
    shares issued and outstanding at
    September 30, 2000..................................                716                  914
  Additional paid in capital............................            221,013              541,615
  Accumulated deficit...................................          (202,934)            (298,486)
  Treasury stock, 14,917,915 shares, at cost............          (125,000)
  Amount paid in excess of carrying value of assets
    acquired from related party.........................            (4,827)              (4,401)
  Deferred stock-based compensation.....................                                 (5,438)
  Accumulated other comprehensive income (loss) ........            126,373              (3,717)
                                                          -----------------   ------------------
   Total stockholders' equity ..........................             15,341              230,487
                                                          -----------------   ------------------
TOTAL...................................................  $         828,332   $        1,336,969
                                                          =================   ==================

                 See notes to consolidated financial statements.

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                  1999        2000        1999       2000
                                              ----------- -----------  ---------- --------
                                                    (UNAUDITED)            (UNAUDITED)

NET REVENUES:
  Net revenues from services:
    Network services.........................  $  43,036   $  45,568   $ 130,141  $ 136,573
    Internet.................................      7,016       9,409      19,638     23,721
    Other....................................      5,859      12,622      17,350     30,822
                                               ---------   ---------   ---------  ---------
      Total net revenues from services.......     55,911      67,599     167,129    191,116
  Broadband network development revenues.....                 43,077                 43,077
                                               ---------   ---------   ---------  ---------
      Total net revenues.....................     55,911     110,676     167,129    234,193
                                               ---------   ---------   ---------  ---------
COSTS AND EXPENSES:
  Direct costs:
     Contracted services.....................      5,177       7,369      16,773     20,630
     Other direct costs......................     14,967       3,901      24,731     14,887
     Leased capacity.........................     12,884      20,628      35,348     52,213
     Broadband network cost..................                 25,382                 25,382
     Cost of sold equipment..................        398       4,478       2,084      9,075
                                               ---------   ---------   ---------  ---------
      Total direct costs.....................     33,426      61,758      78,936    122,187
  Salaries and wages.........................     12,030      16,104      34,222     46,274
  Selling, general and administrative........     10,331      13,805      28,851     38,293
  Depreciation and amortization..............     64,761      20,942      88,090     61,751
                                               ---------   ---------   ---------  ---------

Total costs and expenses.....................    120,548     112,609     230,099    268,505
                                               ---------   ---------   ---------  ---------
Operating loss...............................    (64,637)     (1,933)    (62,970)   (34,312)
                                               ---------   ---------   ---------  ---------
OTHER INCOME (EXPENSES):
  Interest income and investment gains.......      2,100       7,370       5,094     20,515
  Interest expense...........................    (15,970)    (29,568)    (47,070)   (80,051)
  Net loss on foreign exchange...............     (1,514)     (2,294)     (9,500)    (1,490)
  Other (expense) income, net................       (151)       (397)       (715)     2,087
                                               ---------   ---------   ---------  ---------
      Total other expenses...................    (15,535)    (24,889)    (52,191)   (58,939)
                                               ---------   ---------   ---------  ---------
LOSS BEFORE INCOME TAXES
  AND MINORITY INTEREST......................    (80,172)    (26,822)   (115,161)   (93,251)
BENEFIT FROM (PROVISION FOR) INCOME TAXES....     14,935         162      18,952       (908)
                                               ---------   ---------   ---------  ---------
LOSS BEFORE MINORITY INTEREST................    (65,237)    (26,660)    (96,209)   (94,159)
LOSS ATTRIBUTABLE TO MINORITY INTEREST.......      5,744                   5,603
                                               ---------   ---------   ---------  ---------
NET LOSS BEFORE DIVIDENDS ON REDEEMABLE
  PREFERRED STOCK............................    (59,493)    (26,660)    (90,606)   (94,159)
DIVIDENDS ON REDEEMABLE PREFERRED STOCK......     (3,536)                (10,371)    (1,393)
                                               ---------   ---------   ---------  ---------
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS...............................  $ (63,029)  $ (26,660)  $(100,977) $ (95,552)
                                               =========   =========   =========  =========
NET LOSS PER COMMON SHARE:
  BASIC AND DILUTED..........................  $  (0.88)   $  (0.29)   $  (1.92)  $  (1.09)
                                               =========   =========   =========  =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  BASIC AND DILUTED..........................     71,603      91,429      52,708     87,569
                                               =========   =========   =========  =========

                 See notes to consolidated financial statements.

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                  1999        2000         1999        2000
                                              ----------- ------------ ------------ ----------
                                                    (UNAUDITED)              (UNAUDITED)

NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS...............................  $ (63,029)  $ (26,660)    $(100,977) $ (95,552)
OTHER COMPREHENSIVE LOSS, net of tax:
  Foreign currency translation adjustment....       (373)     (2,085)       (3,546)    (2,415)
  Change on unrealized gain on investment
   available for sale, net of taxes..........         --     (13,057)           --   (127,675)
                                               ----------  ----------    ---------  ---------
  TOTAL......................................       (373)    (15,142)       (3,546)  (130,090)
                                               ----------  ----------    ---------  ---------
COMPREHENSIVE LOSS...........................  $ (63,402)  $ (41,802)    $(104,523) $(225,642)
                                               =========   ==========    =========  ==========

                 See notes to consolidated financial statements

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)




                                                  COMMON STOCK        ADDITIONAL
                                           ------------------------    PAID IN     ACCUMULATED     TREASURY
                                              SHARES        STOCK      CAPITAL       DEFICIT        STOCK
                                           -------------  ---------  -----------  --------------  ----------
BALANCE AT DECEMBER 31, 1999............    56,688,076      $  716   $  221,013    $  (202,934)   $(125,000)
   Dividends on redeemable preferred stock                                              (1,393)
   Issuance of common shares in Initial
     Public Offering, net of offering
     expenses...........................    14,350,000         144      229,206
   Issuance of common stock in exchange
     for minority interest in IMPSAT
     Argentina, Colombia and Venezuela..     5,472,579          54       92,980
   Issuance of treasury stock upon
     conversion  of Series A preferred
     shares.............................    14,917,915                   (7,022)                   125,000
   Deferred stock-based compensation....                                  5,438
   Amortization of amount paid in excess
     of carrying value of net assets
     acquired from related party........
   Change on unrealized gain on
     investment available for sale, net
     of taxes...........................
   Foreign currency translation adjustment
   Net loss for the period..............                                               (94,159)
                                           -------------  ---------  -----------  --------------  ----------
BALANCE AT SEPTEMBER 30, 2000 (Unaudited)   91,428,570      $  914   $  541,615    $  (298,486)       -
                                           =============  =========  ===========  ==============  ==========

                                             AMOUNT PAID IN
                                                EXCESS OF                         ACCUMULATED
                                            CARRYING VALUE OF      DEFERRED          OTHER
                                           NET ASSETS ACQUIRED   STOCK-BASED     COMPREHENSIVE
                                           FROM RELATED PARTY    COMPENSATION    (LOSS) INCOME        TOTAL
                                           -------------------  --------------  ----------------- -------------
BALANCE AT DECEMBER 31, 1999............         $   (4,827)                      $  126,373      $  15,341
   Dividends on redeemable preferred stock                                                           (1,393)
   Issuance of common shares in Initial
     Public Offering, net of offering
     expenses...........................                                                            229,350
   Issuance of common stock in exchange
     for minority interest in IMPSAT
     Argentina, Colombia and Venezuela..                                                             93,034
   Issuance of treasury stock upon
     conversion  of Series A preferred
     shares.............................                                                            117,978
   Deferred stock-based compensation....                            (5,438)
   Amortization of amount paid in excess
     of carrying value of net assets
     acquired from related party........               426                                              426
   Change on unrealized gain on
     investment available for sale, net
     of taxes...........................                                           (127,675)       (127,675)
   Foreign currency translation adjustment                                           (2,415)         (2,415)
   Net loss for the period..............                                                            (94,159)
                                           -------------------  --------------  ----------------- -------------
BALANCE AT SEPTEMBER 30, 2000 (Unaudited)        $  (4,401)      $  (5,438)       $  (3,717)      $ 230,487
                                           ===================  ==============  ================= =============

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             ---------------------
                                                                1999       2000
                                                             --------   ---------
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................   $(90,606)  $ (94,159)
  Adjustments to reconcile net loss to net cash provided by
 operating activities:
 Amortization and depreciation............................     88,090      61,998
 Deferred income tax benefit..............................    (17,995)     (1,575)
 Proceeds from delivery of broadband network..............                 28,869
 Gross profit from delivery of broadband network..........                (17,695)
 Changes in assets and liabilities:
   Decrease (Increase) in trade accounts receivable, net..         25     (14,486)
   Decrease (Increase) in prepaid expenses................        742      (2,107)
   Decrease (Increase) in other receivables and other
  non-current assets......................................      1,856     (19,066)
   Increase in accounts payable -- trade..................      9,475      30,438
   Increase in customer advances on broadband network.....     22,736      36,191
   Increase in accrued and other liabilities..............      7,046      13,774
   (Decrease) Increase in other long-term liabilities.....     (7,045)     (8,665)
                                                             --------   ---------
  Net cash provided by operating activities...............     14,324      13,517
                                                             --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in trading investments....................               (305,963)
  Build-out of broadband network..........................                (33,552)
   Purchases of property, plant and equipment.............    (74,262)   (125,754)
   Cash paid in Mandic S.A. acquisition, net..............     (3,700)
   Decrease (increase) in investment......................        421        (168)
                                                             --------   ---------
  Net cash used in investing activities...................    (77,541)   (465,437)
                                                             --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of short-term debt.......................     (3,287)     (7,364)
  Proceeds from long-term debt, net.......................     26,924     304,088
  Repayments of long-term debt............................    (21,753)    (21,980)
  Proceeds from issuance of common stock, net.............    120,936     229,350
  Cash paid in redemption of preferred stock..............                (32,500)
                                                             --------   ---------
  Net cash provided by financing activities...............    122,820     471,594
                                                             --------   ---------
EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH
  EQUIVALENTS.............................................     (3,546)     (2,415)
                                                             --------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS.................     56,057      17,259

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD......     90,021      97,507
                                                             --------   ---------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD............   $146,078   $ 114,766
                                                             ========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid..........................................    $ 44,787   $  66,491
                                                             ========   =========
  Foreign income taxes paid..............................    $  1,155   $   2,893
                                                             ========   =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES
  Accrued dividends on redeemable preferred stock........    $ 10,371   $   1,393
                                                             ========   =========
  Change to unrealized gain on investment available for
  sale, net of tax.......................................               $(127,675)
                                                                        =========
  Broadband network vendor financing.....................               $ 135,762
                                                                        =========
  Broadband network financed through other long-term
  liabilities............................................               $  23,030
                                                                        =========
  Issuance of treasury stock upon conversion of preferred
  stock..................................................               $ 115,142
                                                                        =========
  Issuance of common stock in exchange of minority interest
  of IMPSAT Argentina, Colombia and Venezuela............               $  93,034
                                                                        =========
  Delivery of broadband network:
     Application of customer advances.....................              $  10,220
                                                                        =========
     Accounts receivable..................................              $   3,988
                                                                        =========

                 See notes to consolidated financial statements.

                  IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)


1. GENERAL

       IMPSAT Fiber Networks, Inc., a Delaware holding company (the "Company"), is a leading provider of Internet and private network integrated data and voice telecommunications services in Latin America. The Company offers tailor-made, integrated telecommunications solutions, with an emphasis on data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. In addition, the Company is building an extensive pan-Latin American high capacity fiber optic network (the "Broadband Network"). The Company has completed the initial phase of the Broadband Network (see Note 6), which connects points across Argentina and Chile, during September of 2000. The Company expects to complete the remaining phases, which connects points across Argentina and Brazil during 2001.

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

       Interim Financial Information - The unaudited consolidated financial statements as of September 30, 2000 and for the nine months ended September 30, 1999 and 2000 have been prepared on the same basis as the Company's audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

       Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Cash and Cash Equivalents -- Cash and cash equivalents are time deposits with maturities of three months or less at the time of purchase. Cash equivalents are stated at cost, which approximates fair value.

       Revenue Recognition -- The Company provides services to its customers pursuant to contracts, which range from six months to five years but generally are for three years. The customer generally pays a monthly fee based on the quantity and type of equipment installed. The fees stipulated in the contracts are generally denominated in U.S. dollar equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total net revenue from services for the nine months ended September 30, 1999 and 2000.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC's views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of revenue recognition

In connection with the Company's construction of the Broadband Network, the Company has entered into agreements with Global Crossing Development Co., a subsidiary of Global Crossings Ltd. ("Global Crossing"), granting indefeasible rights of use ("IRU") to portions of its broadband network capacity (see Note
6). Pursuant to these agreements, the Company will receive fixed advance payments from the IRU and will recognize the revenue from the IRU ratably over the life of the IRU. In addition to the IRU granted to Global Crossing, the Company has entered into a framework agreement with 360networks, Inc., which contemplates the grant of an IRU over the Broadband Network, and expects to have other similar transactions in the future.

       Broadband Network -- The initial phase of the Broadband Network has been completed and the remaining phases are under construction. Costs in connection with the construction, installation and expansion of the Broadband Network are capitalized. Rights of way agreements represent the fees paid and the net present value of fees to be paid per signed agreements entered into for obtaining rights of way and other permits for the Broadband Network. Depreciation is computed using the straight-line method over the following estimated useful lives:

                         Broadband Network ..........   20 years
                         Rights of way ..............   20 years
                         Equipment and materials ....   10 years


       Property, Plant and Equipment -- Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

                         Buildings and improvements ..................   10-25 years
                         Operating communications equipment ..........    5-10 years
                         Furniture, fixtures and other equipment .....    2-10 years


The operating communications equipment owned by the Company is subject to rapid technological obsolescence, therefore it is reasonably possible that the equipment's estimated useful lives could change in the near future.

       Investments -- Investments covered under the scope of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, are classified by the Company as either "trading" for short term investments and "available for sale" for long term investments and are carried at fair value. Unrealized gains or losses, net of tax, for available for sale investments are included in accumulated other comprehensive income within stockholders' equity. Gains and losses for trading investments are recorded into income. All other investments are carried at cost.

The Company's investments consist of the following at December 31, 1999 and September 30, 2000:

                                                       1999           2000
                                                    ----------------------------

Trading investments, at fair value.........         $      --    $   305,963
                                                    =========    ===========

Investment, at cost........................          $ 10,235     $   10,403
Available for sale investment, at fair value
($21,527 at cost)..........................           225,690         23,030
                                                    ---------    -----------
     Total.................................         $ 235,925    $    33,433
                                                    =========    ===========


The Company's trading investments consist of high-quality, short-term investments with maturities of less than 360 days. The Company's trading investments represent the unused proceeds of the IPO and 13 3/4% Senior Notes due 2005.

The Company's cost basis investment represents a less than 1% ownership in unaffiliated entities established for the purchase and leasing of satellite capacity time. The available for sale investment represents a 14.0% stake in the common stock of El Sitio, Inc. The Company's investment in El Sitio's common stock is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure.

       Deferred Financing Costs -- Debt issuance costs and transaction fees, which are associated with the issuance of the Company's 12 1/8% Senior Guaranteed Notes due 2003 (the "Senior Guaranteed Notes"), the 13 3/4% Senior Notes due 2005 (the "Senior Notes 2005") and 12 3/8% Senior Notes due 2008 (the "Senior Notes 2008") are being amortized (and charged to interest expense) over the term of the related notes on a method which approximates the level yield method.

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

       Long-Lived Assets -- Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded for the nine months ended September 30, 1999 and 2000.

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

       Fair Value of Financial Instruments -- The Company's financial instruments include receivables, investments, payables, short- and long-term debt. The Company's Senior Guaranteed Notes, Senior Notes 2005 and 2008, and trading and available for sale investments were valued at market closing prices at December 31, 1999 and September 30, 2000. The fair value of all other financial instruments have been determined using available market information and interest rates as of December 31, 1999 and September 30, 2000.

       At December 31, 1999 and September 30, 2000, the fair value of the Company's financial instruments was as follows:

                                                     DECEMBER 31, 1999     SEPTEMBER 30, 2000
                                                     -----------------     ------------------

12.125% Senior Guaranteed Notes due 2003..........    $     119,000          $    108,125
13.75% Senior Notes due 2005......................            --                  255,000
12.375% Senior Notes due 2008.....................          205,000               166,500
Investment in El Sitio Common Stock...............          225,700                23,030
Trading Investments...............................            --                  305,963

The fair value of all other financial instruments was not materially different from their carrying value.

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

4. TRADE ACCOUNTS RECEIVABLE

       Trade accounts receivable, by operating subsidiaries, at December 31 and September 30, are summarized as follows:

                                                        DECEMBER 31, 1999   SEPTEMBER 30, 2000
                                                        -----------------   ------------------
                                                                                (UNAUDITED)
IMPSAT Argentina..................................      $   49,989          $   66,755
IMPSAT Colombia...................................           6,655               6,075
IMPSAT Venezuela..................................           7,074               6,435
IMPSAT Ecuador....................................           1,943               2,200
IMPSAT USA........................................           2,807               3,625
IMPSAT Brazil.....................................           1,791               4,150
Others............................................           1,737               2,540
                                                        ----------          ----------
    Total.........................................          71,996              91,780
Less: allowance for doubtful accounts.............         (19,820)            (21,130)
                                                        ----------          ----------
Trade accounts receivable, net....................      $   52,176          $   70,650
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

       The activity for the allowance for doubtful accounts for the year ended December 31, 1999, and for the nine months ended September 30, 2000, is as follows:

                                                       DECEMBER 31, 1999  SEPTEMBER 30, 2000
                                                       -----------------  ------------------
                                                                              (UNAUDITED)
Beginning balance...........................................  $10,109               $19,820
Provision for doubtful accounts.............................   11,134                 2,852
Write-offs..................................................  (1,423)               (1,542)
                                                               ------                ------
Ending balance..............................................  $19,820               $21,130
                                                              =======               =======


5. OTHER RECEIVABLES

       Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries are as follows at December 31 and September 30:

                                                        DECEMBER 31,    SEPTEMBER 30,
                                                            1999            2000
                                                        ----------      ------------
                                                                       (UNAUDITED)
                    IMPSAT Argentina........            $   13,606     $    23,289
                    IMPSAT Colombia.........                 5,269           2,825
                    IMPSAT Venezuela........                 1,757           2,611
                    IMPSAT Ecuador..........                   314             456
                    IMPSAT Mexico...........                 2,662           2,491
                    IMPSAT Brazil...........                 1,122          12,483
                    Others..................                 2,910           3,993
                                                        ----------     -----------
                        Total...............            $   27,640     $    48,148
                                                        ==========     ===========


6.  BROADBAND NETWORK AND AGREEMENTS

Broadband network and related equipment consists of the following at December 31 and September 30:

                                               DECEMBER 31,    SEPTEMBER 30,
                                                  1999             2000
                                              ------------    --------------
                                                               (UNAUDITED)

Equipment and materials                       $   4,018       $     8,342
Right of ways                                    15,134            35,473
                                              ---------       -----------
  Total                                          19,152            43,815
Less: accumulated depreciation                   (1,318)           (2,349)
                                              ---------       -----------
  Total                                          17,834            41,466
Under construction - Broadband Network           51,966           195,206
Under construction - Global Crossing ducts        2,068             1,127
                                              ---------       -----------
  Total                                       $  71,868       $   237,799
                                              =========       ===========


       The recap of accumulated depreciation for the year ended December 31, 1999 and for the nine months ended September 30, 2000, is as follows:

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1999           2000
                                                       ---------    --------------
                                                                      (UNAUDITED)
                    Beginning balance......          $       296    $     1,318
                    Depreciation expense...                1,022          1,031
                                                     -----------    -----------
                    Ending balance.........          $     1,318    $     2,349
                                                     ===========    ===========


NORTEL NETWORKS AGREEMENTS - On September 6, 1999, the Company executed two turnkey agreements with Nortel Networks, Inc. ("Nortel") relating to Nortel's design and construction of segments of the Broadband Network in Argentina and Brazil for approximately $265 million. Pursuant to these agreements, Nortel is constructing:

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

In addition, Nortel is providing, as part of the turnkey agreements:

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

On October 25, 1999, each of IMPSAT Argentina and IMPSAT Brazil signed definitive agreements with Nortel to borrow an aggregate of up to approximately $149.1 million and $148.3 million, respectively, of long term vendor financing. The financing, which is being disbursed over a two year period with final maturity in 2006, will be used to finance Nortel's construction of the segments of the Broadband Network in Argentina and Brazil. The Company has agreed to guarantee the obligations of each of IMPSAT Argentina and IMPSAT Brazil under the Nortel financing agreements. The Company had amounts due under Broadband Network vendor financing totaling $60.0 million and $179.7 million as of December 31, 1999 and September 30, 2000, respectively.


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

On September 22, 1999, the Company entered into a definitive agreement with Global Crossing to construct the terrestrial portion of the Global Crossing's South American network between Las Toninas, Argentina on the Atlantic Ocean and Valparaiso, Chile on the Pacific Ocean (the "Trans-Andean Crossing

System"). The Company commenced construction of the Trans-Andean Crossing System in September 1999. Payments expected for the Company's turnkey construction of the Trans-Andean Crossing System are as follows:

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

The Company accumulated construction costs for the Global Crossing Ducts in projects under construction and deferred recognition of all payments received from Global Crossing until completion and delivery of the respective ducts. The Company will lease space in its telehouses in Buenos Aires, Argentina and Santiago, Chile to Global Crossing for Global Crossing's network operations.

On September of 2000 the Company completed and delivered to Global Crossing the portion of the Trans-Andean Crossing System connecting Los Toninas, Argentina and Santiago, Chile. In connection with the delivery, the Company recognized revenues and costs totaling $43.1 million and $25.4 million, respectively. In addition, at September 30, 2000, the Company has received $24.3 million of advance payments through such date from Global Crossing in respect of ongoing construction of the uncompleted Global Crossing ducts and IRUs, which payments have been recorded as part of Customer Advances on Broadband Network.

During the first nine months of 2000, Global Crossing paid the Company $0.8 million in respect of the licensing of IRUs in Peru from the Company, which payment has been recorded as part of Customer Advances on Broadband Network.

During the first quarter of 2000, the Company entered into further agreements with Global Crossing to provide Global Crossing with IRUs of up to 20 years relating to broadband backhaul and network maintenance services in Rio de Janeiro and Sao Paulo, Brazil and for leases of space in its telehouses in Rio de Janeiro and Sao Paulo, Brazil. The terrestrial fiber optic backhauls will connect Global Crossing's landing points in Rio de Janeiro and Sao Paulo with Global Crossing's points-of-presence to be co-located in the Company's telehouses in those cities. During the first nine months of 2000, Global Crossing paid the Company $19.1 million in respect of the backhauls in Brazil and the telehouses in Brazil and Chile.

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

In August 2000, the Company entered into a framework agreement with 360networks that contemplates the Company providing 360networks with IRUs for a period of 20-25 years on the Company's Broadband Network across Argentina and Brazil and maintenance services and telehousing space in the Company facilities in Argentina, Brazil and Venezuela. During the nine-month period ended September 30, 2000, the Company received $5.0 million of advance payments from 360networks, which payment has been recorded as part of Customer Advances on Broadband Network.

7.  PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at December 31 and September 30 (exclusive of the Broadband Network, which is described in Note 6 above) consisted of:


                                                                DECEMBER 31,   SEPTEMBER 30,
                                                                   1999            2000
                                                                -----------    -------------
                                                                                (UNAUDITED)
                    Land ...................................    $     3,985   $      9,235
                    Building and improvements ..............         31,102         46,304
                    Operating communications equipment .....        486,528        573,544
                    Furniture, fixtures and other equipment.         21,337         25,963
                                                                -----------   ------------
                        Total ..............................        542,952        655,046
                    Less: accumulated depreciation..........       (242,706)      (289,996)
                                                                -----------   ------------
                        Total ..............................        300,246        365,050
                    Work in process ........................         10,084         14,646
                                                                -----------   ------------
                    Property, plant and equipment, net .....    $   310,330   $    379,696
                                                                ===========   ============

       The recap of accumulated depreciation for the year ended December 31, 1999 and for the nine months ended September 30, 2000, is as follows:


                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          1999           2000
                                                       ---------    --------------
                                                                      (UNAUDITED)
                    Beginning balance ..........     $   126,728    $   242,706
                    Depreciation expense .......         118,834         56,388
                    Disposals and retirements ..          (2,856)        (9,098)
                                                     -----------    -----------
                    Ending balance .............     $   242,706    $   289,996
                                                     ===========    ===========


8. SHORT-TERM DEBT

       The Company's short-term debt at December 31 and September 30, is detailed as follows:

                                                            DECEMBER 31,   SEPTEMBER 30,
                                                                 1999          2000
                                                            -----------   --------------
                                                                           (UNAUDITED)
                Short-term credit facilities,
                  denominated in U.S. dollars;
                  interest rates ranging from
                  10.0% to 16.0%;
                  IMPSAT Argentina.....................      $  10,707     $    6,708
                  IMPSAT Colombia......................          4,756          1,248
                  IMPSAT Chile.........................                           212
                  Others...............................            207            138
                                                            ----------    -----------
                    Total short-term debt..............      $  15,670     $    8,306
                                                             =========     ==========

       The Company has historically refinanced its short term credit facilities on an annual basis.

9. LONG-TERM DEBT

   The Company's long-term debt at December 31 and September 30, is detailed as follows:

                                                                                  DECEMBER 31,      SEPTEMBER 30,
                                                                                      1999              2000
                                                                                -------------     ---------------
                                                                                                    (UNAUDITED)
                12.125% Senior Guaranteed Notes due 2003....................     $  125,000        $    125,000
                13.75% Senior Notes due 2005................................                            300,000
                12.375% Senior Notes due 2008...............................        225,000             225,000
                Term notes payable:
                  IMPSAT Colombia; with maturities through 2002 collateralized by equipment with a carrying value of approximately $14,400 and the assignment of customer contracts totaling
                  approximately $4,800 Denominated in:
                  U.S. dollars (interest rates 7.02% -- 12,50%).............         23,175              17,114
                  Local currency (interest rates 12.3% -- 35.40%)...........         15,509              12,131
                  IMPSAT Argentina (6.63% -- 12.63%), maturing
                  Semiannually through 2003, collateralized by
                  Investment................................................          3,799               2,446
                  IMPSAT USA (8.25% -- 8.75%), mortgage and
                  equipment notes...........................................          1,731               1,480
                  IMPSAT Venezuela (9.00% -- 10.75%), maturing during
                  2001......................................................          2,383                 481
                  IMPSAT Brazil (13%), maturing during 2004 ................          4,718               4,581
                  IMPSAT Argentina Eximbank notes payable (8 - 9.78%),
                  maturing semiannually through 2003 and 2004...............          7,285               6,932
                  Broadband Network vendor financing (11.78%) due 2006......         59,961             195,723
                Other.......................................................             80
                                                                                 ----------        ------------
                    Total long-term debt....................................        468,641             890,888
                Less: current portion.......................................        (23,007)            (16,904)
                                                                                 ----------        ------------
                Long-term debt, net.........................................     $  445,634        $    873,984
                                                                                 ==========        ============

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

10. INCOME TAXES

       The composition of the benefit (provision) from income taxes, all of which are for foreign taxes, for the nine months ended September 30, 1999 and 2000 is as follows:

                                                             SEPTEMBER 30,
                                                          1999          2000
                                                       ----------    ----------
                                                                     (UNAUDITED)
                    Current income taxes.........       $    (974)   $   (3,174)
                    Deferred income taxes........          19,926         2,266
                                                        ---------    ----------
                        Total....................       $  18,952    $     (908)
                                                        =========    ===========

       The foreign statutory tax rates range from 15% to 35% depending on the particular country.


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

       Under the 1998 Plan, the Company granted options for 441,650 shares at an exercise price of $8.38 during the year ended December 31, 1998, options for 393,340 shares at an exercise price of $10.47 during the year ended December 31, 1999 and options for 502,080 shares at an exercise price of $17.00 during the period ended September 30, 2000. These options vest on each of the first, second and third anniversaries of the date of grant, as to 10%, 30%, and 30%, respectively, of the granted shares. On the fourth anniversary of the date of grant, the option vests as to the remainder of the granted shares. The options vest fully upon a change of control of the Company.

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


12. OPERATING SEGMENT INFORMATION

       The Company's operating segment information, by subsidiary, as of and for the nine months ended September 30, 1999 and 2000, is as follows:

                                                                             SEPTEMBER 30,
                                                                      ----------------------
                                                                         1999           2000
                                                                      ----------     ---------
                      TOTAL ASSETS
                        IMPSAT Argentina.........                     $ 226,743      $   383,927
                        IMPSAT Colombia..........                        92,733          101,267
                        IMPSAT Venezuela.........                        38,426           52,938
                        IMPSAT Mexico............                        10,424           12,247
                        IMPSAT Ecuador...........                        21,839           18,606
                        IMPSAT USA...............                        16,750           25,451
                        IMPSAT Brazil............                        55,473          203,898
                        Parent Company, Others
                       and eliminations..........                       136,804          538,635
                                                                      ---------      -----------
                          CONSOLIDATED TOTAL.....                     $ 599,192      $ 1,336,969
                                                                      =========      ===========

                                                                             SEPTEMBER 30,
                                                                      ----------------------
                                                                         1999           2000
                                                                      ----------     ---------
                      NET REVENUES

                         NET REVENUES FROM SERVICES:
                          NETWORK SERVICES
                           IMPSAT Argentina......                     $  62,747      $    63,067
                           IMPSAT Colombia.......                        38,746           31,158
                           IMPSAT Venezuela......                        14,300           18,744
                           IMPSAT Ecuador........                         7,428            7,543
                           IMPSAT USA............                         6,306            9,136
                           IMPSAT Brazil.........                         3,483           10,798
                           Other.................                         1,889            2,596
                           Eliminations..........                        (4,758)          (6,469)
                                                                      ---------      -----------
                          CONSOLIDATED TOTAL.....                     $ 130,141      $   136,573
                                                                      =========      ===========

                          INTERNET
                           IMPSAT Argentina......                     $   6,335      $     8,095
                           IMPSAT Colombia.......                         2,136            2,162
                           IMPSAT Venezuela......                           901              958
                           IMPSAT Ecuador........                         2,081            2,677
                           IMPSAT USA............                         4,576            7,233
                           IMPSAT Brazil.........                           543            6,242
                           Others................                         5,997              167
                           Eliminations..........                        (2,931)          (3,813)
                                                                      ---------      -----------
                          CONSOLIDATED TOTAL.....                     $  19,638      $    23,721
                                                                      =========      ===========

                          OTHER
                           IMPSAT Argentina......                     $  10,685      $    18,905
                           IMPSAT Colombia.......                         5,098            6,764
                           IMPSAT Venezuela......                         1,575            1,231
                           IMPSAT Ecuador........                           241              621
                           IMPSAT USA............                         1,750            2,561
                           IMPSAT Brazil.........                           580            1,795
                           Others................                         1,164            1,057
                           Eliminations..........                        (3,743)          (2,112)
                                                                      ---------      -----------
                          CONSOLIDATED TOTAL.....                     $  17,350      $    30,822
                                                                      =========      ===========

                         TOTAL NET REVENUES FROM SERVICES
                           IMPSAT Argentina......                     $  79,767      $    90,067
                           IMPSAT Colombia.......                        45,980           40,084
                           IMPSAT Venezuela......                        16,776           20,933
                           IMPSAT Ecuador........                         9,750           10,841
                           IMPSAT USA............                        12,632           18,930
                           IMPSAT Brazil.........                         4,606           18,835
                           Others................                         9,050            3,820
                           Eliminations..........                       (11,432)         (12,394)
                                                                      ---------      -----------
                          CONSOLIDATED TOTAL.....                     $ 167,129      $   191,116
                                                                      =========      ===========


                         BROADBAND NETWORK DEVELOPMENT REVENUES:
                           IMPSAT Argentina......                     $              $    32,272
                           IMPSAT Colombia.......
                           IMPSAT Venezuela......
                           IMPSAT Ecuador........
                           IMPSAT USA............
                           IMPSAT Brazil.........
                           IMPSAT Chile..........                                         10,805
                           Eliminations..........
                                                                      ---------      -----------
                          CONSOLIDATED TOTAL.....                     $       -      $    43,077
                                                                      =========      ===========

                      TOTAL NET REVENUES
                        IMPSAT Argentina.........                     $  79,767      $   122,339
                        IMPSAT Colombia..........                        45,980           40,084
                        IMPSAT Venezuela.........                        16,776           20,933
                        IMPSAT Ecuador...........                         9,750           10,841
                        IMPSAT USA...............                        12,632           18,930
                        IMPSAT Brazil............                         4,606           18,835
                       Others....................                         9,050           14,625
                        Eliminations.............                       (11,432)         (12,394)
                                                                      ---------      -----------
                          CONSOLIDATED TOTAL.....                     $ 167,129      $   234,193
                                                                      =========      ===========

                      OPERATING INCOME (LOSS)
                        IMPSAT Argentina.........                       (32,164)     $    (7,049)

                                                                              SEPTEMBER 30,
                                                                        ----------------------
                                                                           1999           2000
                                                                        ----------     ---------
                        IMPSAT Colombia..........                        (3,434)           1,194
                        IMPSAT Venezuela.........                        (1,662)             538
                        IMPSAT Mexico............                        (3,017)          (1,739)
                        IMPSAT Ecuador...........                           256             (114)
                        IMPSAT USA...............                          (293)              58
                        IMPSAT Brazil............                       (11,887)         (18,862)
                        Others...................                       (10,769)          (8,338)
                                                                      ----------     ------------
                          CONSOLIDATED TOTAL.....                     $ (62,970)     $   (34,312)
                                                                      ==========     ============


13. COMMITMENTS AND CONTINGENCIES

       COMMITMENTS - The Company leases satellite capacity with average annual rental commitments of approximately $25.5 million through the year 2010. In addition, the Company has commitments to purchase communications equipment amounting to approximately $27.3 million at September 30, 2000.

       In addition to the foregoing commitments, the Company anticipates that it will purchase submarine cable capacity from Global Crossing and 360networks totaling $92.0 million in the aggregate.

       GUARANTEES - The Company is a third party guarantor of up to 75% of a $6.0 million credit facility provided to IMPSAT Venezuela by a regional development fund. At September 30, 2000, the balance outstanding on the credit facility amounted to approximately $0.9 million.

       IMPSAT Brazil has entered into a $5.8 million term note with El Camino Resources, which is guaranteed by the Company and IMPSAT Argentina. At September 30, 2000, the balance outstanding was approximately $4.9 million.

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

                                   * * * * * *

IMPSAT S.A.

BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
-------------------------------------------------------------------------------------------

                                                            DECEMBER 31,    SEPTEMBER 30,
                                                                1999            2000
                                                           --------------------------------
ASSETS                                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                  $   4,199       $    2,390
  Trade accounts receivable, net                                36,046           51,962
  Receivable from affiliated companies                           4,130            5,741
  Other receivables                                             13,605           23,289
  Prepaid expenses                                                 825            1,394
                                                                  ----       ----------
     Total current assets                                       58,805           84,776
                                                             ---------       ----------
BROADBAND NETWORK, Net                                          28,944           91,325
                                                             ---------       ----------
PROPERTY, PLANT AND EQUIPMENT, Net                             155,045          185,304
                                                             ---------       ----------
NON-CURRENT ASSETS:
  Investment                                                    10,235           10,403
  Deferred income taxes, net                                     3,622            3,622
  Other non-current assets                                      16,327            8,498
                                                             ---------       ----------
     Total non-current assets                                   30,184           22,523
                                                             ---------       ----------
TOTAL                                                        $ 272,978       $  383,928
                                                             =========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade                                   $  32,732       $   47,906
  Short-term debt                                               10,707            6,708
  Advances from affiliated companies                            68,959           14,790
  Current portion of long-term debt                              4,411            3,517
  Accrued and other liabilities                                  9,548           10,528
  Customer advances on broadband network                        23,200           28,422
                                                             ---------       ----------
     Total current liabilities                                 149,557          111,871
                                                             ---------       ----------
LONG-TERM DEBT, Net                                             46,124          110,309
                                                             ---------       ----------
OTHER LONG-TERM LIABILITIES                                        510               85
                                                                  ----       ----------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
  Common stock $0.01 par value; 14,755 shares issued and
outstanding at December 31, 1999 and September 30, 2000              3                3
  Paid in capital                                               82,442          184,464
  Accumulated deficit                                          (5,658)         (22,804)
                                                             ---------       ----------
     Total stockholders' equity                                 76,787          161,663
                                                             ---------       ----------
TOTAL                                                        $ 272,978       $  383,928
                                                             =========       ==========

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS)
-----------------------------------------------------------------------------

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                             -----------------------------------------------------------------
                                                  1999             2000            1999            2000
                                                  ----             ----            ----            ----
                                                                       (UNAUDITED)

NET REVENUES:
  Net revenues from services:
     Network services ........................ $   20,426      $    21,239      $   62,747      $   63,067
     Internet ................................      2,164            3,102           6,335           8,095
     Other ...................................      2,790            8,153          10,685          18,905
                                               ----------      -----------      ----------      ----------
        Total net revenues from services .....     25,380           32,494          79,767          90,067
  Broadband network development revenues .....                      32,272                          32,272
                                               ----------      -----------      ----------      ----------
        Total net revenues ...................     25,380           64,766          79,767         122,339
                                               ----------      -----------      ----------      ----------

COSTS AND EXPENSES:
  Direct Costs:
      Contracted services ....................      2,361            3,732           8,663          10,608
      Other direct costs .....................     11,724            2,045          17,295           7,976
      Leased capacity ........................      5,007            8,400          13,618          20,831
      Broadband network construction costs ...                      18,057                          18,057
      Cost of sold equipment .................        282            4,292           1,735           8,549
                                               ----------      -----------      ----------      ----------
      Total direct costs .....................     19,374           36,526          41,311          66,021
  Salaries and wages .........................      5,195            6,826          14,455          19,566
  Selling, general and administrative ........      4,395            5,409          11,933          17,906
  Depreciation and amortization ..............     36,951            8,900          49,191          26,344
                                               ----------      -----------      ----------      ----------
   Total costs and expenses ..................     65,915           57,661         116,890         129,837
                                               ----------      -----------      ----------      ----------
Operating (loss) income ......................    (40,535)           7,105         (37,123)         (7,498)
                                               ----------      -----------      -----------     -----------

OTHER INCOME (EXPENSES):
  Interest expense, net ......................     (3,701)          (2,576)         (9,861)         (7,688)
  Other income, net ..........................         --                2               6               6
                                                   ------           ------          ------          ------

     Total other expense .....................     (3,701)          (2,574)         (9,855)         (7,682)
                                                   ------           ------          ------          ------


(LOSS) INCOME BEFORE INCOME TAXES ............    (44,236)           4,531         (46,978)        (15,180)


BENEFIT FROM (PROVISION FOR) INCOME TAXES ....     12,252            (630)          12,212          (1,966)
                                                   ------           ------          ------          ------

NET (LOSS) INCOME ............................   $(31,984)          $3,901      $ (34,766)       $ (17,146)
                                               ===========     ===========      ==========       ==========

See notes to financial statements.

IMPSAT S.A.

STATEMENT OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                          COMMON          PAID-IN        RETAINED
                                                           STOCK          CAPITAL       EARNINGS(*)         TOTAL

BALANCE AT DECEMBER 31, 1999                                 $ 3        $  82,442      $  (5,658)         $  76,787
Shareholders' contribution                                                102,022                           102,022
Net loss                                                                                 (17,146)          (17,146)
                                                          ---------     ----------      ---------          --------
BALANCE AT SEPTEMBER 30, 2000                                $ 3        $ 184,464      $ (22,804)         $ 161,663
                                                             ===        =========      ==========         =========

(*) Includes an appropriation of retained earnings, amounting to $1,890, to comply with legal reserve requirements in Argentina.

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    -----------------------
                                                        1999        2000
                                                    -----------------------
                                                          (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(34,766)   $ (17,146)
  Adjustment to reconcile net loss to net cash
  provided by operating activities:
   Amortization and depreciation                        49,191       26,344
   Proceeds on delivery of Broadband Network                         18,064
   Gross profit on delivery of Broadband Network                   (14,215)
   Deferred income tax provision                      (12,212)
   Changes in assets and liabilities:
   Increase in trade accounts receivable, net          (2,423)     (11,926)
   Decrease (increase) in prepaid expenses                  76        (569)
   Increase in other receivables and other
     non-current assets                                  1,831      (3,466)
   Increase in accounts payable - trade                  3,065       15,174
   Increase in accrued and other liabilities             7,150          980
   Increase in customer advances on broadband
     network                                            22,736       15,442
   Increase in other long-term liabilities               (767)        (425)
                                                        ------      -------

    Net cash provided by operating activities           33,881       28,257
                                                        ------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment          (34,699)     (56,603)
  Build-out of broadband network                                   (16,253)
  Increase (decrease) in investment                        421        (168)
                                                     ---------      -------
    Net cash used in investing activities             (34,278)     (73,024)
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of short-term debt                    (2,762)      (3,999)
  Changes in advances from \ to affiliates             (4,051)     (54,169)
  Proceeds from long-term debt                          10,126
  Repayment of long-term debt                          (4,715)        (896)

  Capital contribution                                       .     102,022
                                                       -------    ---------
     Net cash provided by financing activities         (1,402)      42,958
                                                       -------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (1,799)      (1,809)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
  PERIOD                                                13,849       4,199
                                                      --------      ------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD        $ 12,050     $ 2,390
                                                      ========     =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                        $ 4,561     $ 5,184
                                                       =======     =======

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Broadband network vendor financing                               $64,185
                                                                   =======
  Delivery of broadband network:
    Application of customer advances...............                $10,220
                                                                   =======
    Accounts receivable............................                $ 3,988
                                                                   =======


See notes to financial statements.

IMPSAT S.A.


NOTES TO FINANCIAL STATEMENTS
(IN THOUSANDS OF U. S. DOLLARS)
--------------------------------------------------------------------------------

1.     GENERAL

       The Company provides and operates private networks of integrated data and voice telecommunications systems in Argentina. The Company's principal line of business comprises the provision of data transmission services for large national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links and leased satellite capacity. During the nine months ended September 30, 2000 IMPSAT Fiber Networks, Inc., a Delaware Holding company (the "Parent Company"), exchanged shares of its common stock for the minority interests in the Company. As of September 30, 2000, the Company is a 100% owned subsidiary of the Parent Company.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Interim Financial Information - The unaudited financial statements as of September 30, 2000 and for the nine months ended September 30, 1999 and 2000 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

       Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Cash and Cash Equivalents - Cash and cash equivalents are highly liquid investments, including short-term investments with maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

       Revenue Recognition - The Company provides services to its customers pursuant to contracts which range from six months to five years but generally are for three years. The customer generally pays a monthly fee based on the quantity and type of equipment installed. The fees stipulated in the contracts are generally denominated in U.S. dollars equivalents. Services are billed on a monthly, predetermined basis, which coincides with when the services are rendered. No single customer accounted for greater than 10% of total revenue from services for the nine months ended September 30, 1999 and 2000.

       In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC's views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of revenue recognition

       In connection with the Company's construction of the Broadband Network, the Company with the Parent Company has entered into agreements with Global Crossing Development Co., a subsidiary of Global Crossing Ltd. ("Global Crossing"), granting indefeasible right of use ("IRU") to portions of its broadband network capacity (see Note 5). Pursuant to these agreements, the Company will receive fixed advance payments from the IRU and will recognize the revenue from the IRU ratably over the life of the IRU. In addition to the IRU granted to Global Crossing, the Company has entered into a framework agreement with 360networks, Inc., which contemplates the grant of an IRU over the Broadband Network, and expects to have other similar transactions in the future.

       Broadband Network -- The initial phase of the Broadband Network has been completed and the remaining phases are under construction. Costs in connection with the construction, installation and expansion of the Broadband Network are capitalized.

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

       Long-Lived Assets - Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded for the nine months ended September 30, 1999 and 2000.

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



3.       TRADE ACCOUNTS RECEIVABLE

       Trade accounts receivable at December 31 and September 30, are summarized as follows:

                                                         DECEMBER 31,  SEPTEMBER 30,
                                                             1999         2000
                                                         ---------------------------
                                                                      (UNAUDITED)

          Trade accounts receivable                      $  49,989      $ 66,755
          Less: allowance for doubtful accounts            (13,943)      (14,793)
                                                         ----------     ---------

          Trade accounts receivable, net                 $  36,046       $51,962
                                                         ----------     ---------

       The Company provides trade credit to its customers in the normal course of business. Prior to extending credit, the customers' financial history is analyzed.

       The activity for the allowance for doubtful accounts for the year ended December 31, 1999 and for the nine months ended September 30, 2000, is as follows:



                                           DECEMBER 31,       SEPTEMBER 30,
                                               1999              2000
                                          ----------------------------------
                                                             (UNAUDITED)

         Beginning balance                    $ 8,310          $ 13,943
         Provision for doubtful accounts        6,280             1,371
         Write-offs, net of recoveries          (647)             (521)
                                                -----            ------
         Ending balance                       $13,943           $14,793
                                              =======           =======


4.     OTHER RECEIVABLES

       Other receivables consist primarily of refunds or credits pending from local government for taxes other than income, advances to suppliers other than for fixed assets, and other miscellaneous amounts due to the Company.

5.     BROADBAND NETWORK AND AGREEMENTS

       Broadband network and related equipment consists of the following at December 31 and September 30:

                                                   DECEMBER 31,    SEPTEMBER 30
                                                       1999            2000
                                                  ---------------- --------------
                                                                   (UNAUDITED)

       Under construction - Broadband Network     $     26,967     $    91,325
       Under construction  - Global Crossing
       ducts                                             1,977
                                                  ------------     -----------
         Total                                    $     28,944     $    91,325
                                                  ============     ===========

       NORTEL NETWORKS AGREEMENTS - On September 6, 1999, the Company executed a turnkey agreement with Nortel Networks Corporation ("Nortel") relating to Nortel's design and construction of segments of the Broadband Network in Argentina for approximately $133.1 million. Pursuant to this agreement, Nortel is constructing construct:

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

       In addition, Nortel is providing, as part of the turnkey agreement:

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

       On October 25, 1999, the Company signed a definitive agreement with Nortel to borrow an aggregate of up to approximately $149.1 million of long term vendor financing. The financing, which is being disbursed over a two year period with final maturity in 2006, will be used to finance Nortel's construction of the segments of the Broadband Network in Argentina and the purchase of additional equipment to be used by the Company in connection with the operation of the Broadband Network. The Parent Company has guaranteed the obligations of the Company under the Nortel financing agreements. The Company had amounts due under Broadband Network vendor financing totaled $39.5 million and $88.4 million as of December 31, 1999 and September 30, 2000, respectively.

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

       On September 22, 1999, the Company entered into a definitive agreement with Global Crossing to construct the terrestrial portion of the Global Crossing's South American network between Las Toninas, Argentina on the Atlantic Ocean and Valparaiso, Chile on the Pacific Ocean (the "Trans-Andean Crossing System"). Construction of the Trans-Andean Crossing System commenced in September 1999. Payments expected for the turnkey construction of the Trans-Andean Crossing System are as follows:

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

       The Company will accumulate all construction costs for the Global Crossing Ducts in projects under construction and will defer recognition of all payments received from Global Crossing until completion and delivery of the respective ducts. The Company will lease space in its telehouse in Buenos Aires to Global Crossing for Global Crossing's network operations.

       On September 2000, the Company completed and delivered the Global Crossing ducts of the Trans-Andean Crossing System between Los Toninas and the border crossing with Chile. In connection with the delivery, the Company recognized revenues and costs totalling $32.3 million and $18.1 million, respectively. In addition, at September 30, 2000, the Company has received $23.4 million of advance payments through such date from Global Crossing in respect of ongoing construction of the uncompleted Global Crossing ducts and IRUs, which payments have been recorded as part of Customer Advances on Broadband Network.


       In August 2000, the Parent Company entered into a framework agreement with 360networks whereby the Company will provide 360networks with IRUs for a period of 20-25 years on the Company's Broadband Network and maintenance services and telehousing space in the Company facilities. During the nine-month period ended September 30, 2000, the Company received $5.0 million of advance payments from 360networks, which have been included as part of Customer Advances on Broadband Network.



6.      PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at December 31 and September 30 (exclusive of the Broadband Network, which is described in Note 5 above) consists of:


                                                             DECEMBER 31,   SEPTEMBER 30,
                                                                 1999           2000
                                                             ------------------------------
                                                                            (UNAUDITED)

     Land                                                     $   1,538        $   3,114
     Building, installations and improvements                    19,536           31,979
     Operating communications equipment                         265,276          298,990
     Furniture, fixtures and other equipment                     10,403           12,602
                                                                -------          -------
          Total                                                 296,753          346,685

     Less:  accumulated depreciation                           (145,564)        (163,864)
                                                              ---------        ---------

            Total                                                 151,189          182,821
       Work in process                                              3,856            2,483
                                                                  -------          -------

       Property, plant and equipment, net                       $ 155,045       $  185,304
                                                                =========       ==========


       The recap of accumulated depreciation for the year ended December 31, 1999 and for the nine months period ended September 30, 2000, is as follows:


                                         DECEMBER 31,    SEPTEMBER 30,
                                             1999            2000
                                       ---------------------------------
                                                          (UNAUDITED)
       Beginning balance                     $ 87,641       $145,564
       Depreciation expense                    59,039         26,344
       Disposals and retirements               (1,116)        (8,044)
                                              --------      ---------
       Ending balance                       $ 145,564      $ 163,864
                                            =========      =========



7.     SHORT-TERM DEBT

       The Company's short-term debt consists of short-term credit facilities, denominated in U.S. dollars with interest rates ranging from 8% to 12.75%. Amounts outstanding under these facilities totaled approximately $10.7 million and $6.7 million at December 31, 1999 and September 30, 2000. The Company has historically refinanced its short-term credit facilities on an annual basis.



8.     LONG-TERM DEBT

       The Company long-term debt at December 31 and September 30, is detailed as follows:

                                                                 DECEMBER 31,   SEPTEMBER 30,
                                                                     1999            2000
                                                               --------------------------------
                                                                                 (UNAUDITED)

       Term notes payable (6.63% - 12.63%) maturing
          semiannually through 2006, collateralized by
          certain assets                                             $ 3,799       $  2,446
       Eximbank notes payable (8% - 9.78%), maturing
          semiannually through 2003 and 2004                           7,285          6,932
       Broadband Network vendor financing (11.78%) due 2006           39,451        104,448
                                                                     --------      ---------

            Total long-term debt                                      50,535        113,826
       Less:  current portion                                         (4,411)        (3,517)
                                                                     --------      ---------

       Long-term debt, net                                           $46,124       $110,309
                                                                     ========      =========


9.     INCOME TAXES

       During the nine months ended September 30, 1999 and 2000, the Company recorded a deferred benefit from income taxes of $12.2 million and a current provision for income taxes of $2.0 million, respectively. The statutory tax rate is 35%.

10.    COMMITMENTS AND CONTINGENCIES

       Commitments - The Company leases leased telecommunications link with annual rental commitments of approximately $6.0 million through the year 2001. In addition, the company has commitments to purchase communications equipment amounting to approximately $8.5 million at September 30, 2000.

       Guarantees - The Company is guarantor on the $125 million 12 1/8% Senior Guaranteed Notes Due 2003 issued on July 30, 1996 by the Parent Company.

       IMPSAT Brazil has entered into a $5.8 million term note with El Camino Resources, which is guaranteed by the Company and Impsat Fiber Networks, Inc. At September 30, 2000, the balance outstanding was approximately $4.6 million.

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


                                   * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       The following table summarizes our results of operations:

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                  -----------------------------------------------------------------
                                                             1999                                 2000
                                                  ----------------------------         ----------------------------
                                                     (IN THOUSANDS AND AS A PERCENTAGE OF CONSOLIDATED REVENUES)

Net revenues:
    Services .............................        $  55,911             100.0%         $  67,599              61.1%
    Broadband network development ........               --                               43,077              38.9
  Total net revenues .....................           55,911             100.0            110,676             100.0
Direct Costs:
    Contracted services ..................            5,177               9.3              7,369               6.7
    Other direct costs ...................           14,967              26.8              3,901               3.5
    Leased capacity ......................           12,884              23.0             20,628              18.6
    Broadband network development ........               --                --             25,382              22.9
    Cost of sold equipment ...............              398               0.7              4,478               4.0
  Total Direct Costs .....................           33,426              59.8             61,758              55.8
Salaries and wages .......................           12,030              21.5             16,104              14.6
Selling, general and administrative
expenses .................................           10,331              18.5             13,805              12.5
Depreciation and amortization ............           64,761             115.8             20,942              18.9
Interest expense, net ....................          (13,870)            (24.8)           (22,198)            (20.1)
Net loss on foreign exchange .............           (1,514)             (2.7)            (2,294)             (2.1)
Other (expense) income, net ..............             (151)             (0.3)              (397)             (0.4)
Benefit from (provision for) foreign
income taxes .............................           14,935              26.7                162              (0.1)
Net loss attributable to common
stockholders .............................          (63,029)           (112.7)           (26,660)            (24.1)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                  -----------------------------------------------------------------
                                                              1999                                2000
                                                  ----------------------------         ----------------------------
                                                     (IN THOUSANDS AND AS A PERCENTAGE OF CONSOLIDATED REVENUES)

Net revenues:
    Services .............................        $ 167,129             100.0%         $ 191,116              81.6%
    Broadband network development ........               --                --             43,077              18.4
  Total net revenues .....................          167,129             100.0            234,193             100.0
Direct Costs:
    Contracted services ..................           16,773              10.0             20,630               8.8
    Other direct costs ...................           24,731              14.8             14,887               6.4
    Leased capacity ......................           35,348              21.2             52,213              22.3
    Broadband network development ........               --                --             25,382              10.8
    Cost of sold equipment ...............            2,084               1.2              9,075               3.9
  Total Direct Costs .....................           78,936              47.2            122,187              52.2
Salaries and wages .......................           34,222              20.5             46,274              19.8
Selling, general and administrative
expenses .................................           28,851              17.3             38,293              16.4
Depreciation and amortization ............           88,090              52.7             61,751              26.4
Interest expense, net ....................          (41,976)            (25.1)           (59,536)            (25.4)
Net loss on foreign exchange .............           (9,500)             (5.7)            (1,490)             (0.6)
Other (expense) income, net ..............             (715)             (0.4)             2,087               0.9
Benefit from (provision for) foreign
income taxes .............................           18,952              11.3               (908)             (0.4)
Net loss attributable to common
stockholders .............................         (100,977)            (62.5)           (95,552)            (40.8)


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

       Revenues. Our net revenues are composed of net revenues from services and Broadband Network development revenues. Our total net revenues for the three and nine months ended September 30, 2000 equaled $110.7 million and $234.2 million.

       Our net revenues from services for the three and nine months ended September 30, 2000 totaled $67.6 million and $191.1 million. These amounts represent increases of $11.7 million (or 20.9%) and $24.0 million (or 14.4%) from the corresponding periods in 1999. Our net revenues from services for the three months ended September 30, 2000 also represented an increase of $2.9 million, or 4.4%, from those revenues for the three months ended June 30, 2000.

       Our total net revenues for the three and nine months ended September 30, 2000 included $43.1 million of Broadband Network development revenues, which related to our turnkey construction on behalf of Global Crossing Development Co. of the Trans-Andean Crossing System (also called the "TAC") that we contracted to build for Global Crossing in the third quarter of 1999. See Note 6 to our consolidated financial statements.

       The following table shows our revenues by operating subsidiary (including intercompany transactions) for the periods indicated:

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                              ----------------------      ----------------------
                                                1999          2000          1999          2000
                                              --------      --------      --------      --------
                                                                 (IN THOUSANDS)
IMPSAT Argentina .......................      $ 25,380      $ 64,766      $ 79,767      $122,339
    Services ...........................        25,380        32,494        79,767        90,067
    Broadband network development ......            --        32,272            --        32,272
IMPSAT Colombia ........................        15,093        12,974        45,980        40,084
IMPSAT Venezuela .......................         6,176         6,894        16,776        20,933
IMPSAT Ecuador .........................         3,379         3,813         9,750        10,841
IMPSAT Mexico ..........................           805         1,016         2,529         2,699
IMPSAT Brazil (1) ......................         1,970         7,293         4,606        18,835
Mandic S.A. (1) ........................         2,099            --         6,362            --
IMPSAT USA .............................         4,370         7,157        12,632        18,930
Other ..................................           102        11,327           159        11,926
    Services ...........................           102           522           159         1,121
    Broadband Network development ......            --        10,805            --        10,805

(1) On October 5, 1999, we sold the retail dial-up Internet business of Mandic to El Sitio, Inc., and merged Mandic's remaining operations into IMPSAT Brazil.

       Our Broadband Network development revenues of $43.1 million for the third quarter of 2000, which we discussed above, were recorded upon our delivery to, and provisional acceptance by, Global Crossing of those segments of the TAC between Global Crossing's submarine cable landing point at Las Toninas, Argentina and Santiago, Chile. These revenues included a bonus payment of $4.0 million earned under our contract with Global Crossing for early delivery of the TAC segment. We currently expect to deliver the final segment of the TAC, between Santiago, Chile and Global Crossing's submarine landing point at Valparaiso, Chile, during the first quarter of 2001, at which time we would record additional construction revenue of approximately $8.1 million. With the exception of the bonus payment due under the TAC contract, Global Crossing paid us in advance over the fourth quarter of 1999 and the first three quarters of 2000 for the amounts recorded in this period.

       Growth in our revenues from services resulted primarily from non-satellite services, including terrestrial-based network services, Internet services and equipment sales. The following table shows our revenues from services by business lines (after elimination of intercompany transactions) for the periods indicated:

                                               SEPTEMBER 30,               SEPTEMBER 30,
                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                          ----------------------      ----------------------
                                            1999          2000          1999          2000
                                          --------      --------      --------      --------
                                                            (IN THOUSANDS)
Network services
    Terrestrial ....................      $  8,980      $ 10,526      $ 24,752      $ 29,481
    Satellite ......................        34,056        35,042       105,389       107,092
                                          --------      --------      --------      --------
        Total network services .....        43,036        45,568       130,141       136,573
Internet ...........................         7,016         9,409        19,638        23,721
Other ..............................         5,859        12,622        17,350        30,822
                                          --------      --------      --------      --------
Total net revenues from services ...      $ 55,911      $ 67,599      $167,129      $191,116
                                          ========      ========      ========      ========

       Despite the continued economic stagnation that we experienced during the first nine months of 2000 in many of our countries of operation, including Argentina and Colombia, we were able to achieve services revenue growth for the first nine months of 2000 as compared to the prior year's period and to the second quarter of 2000. Our services revenue growth was achieved principally because of an overall increase in the number of customers and services we provided, offset in part by decreasing prices. Excluding fax store and forward customers, we had 2,402 customers at September 30, 2000, compared to 1,707 customers at September 30, 1999 and 2,127 customers at June 30, 2000. As we begin the commercialization of our Broadband Network, we intend to continue to aggressively market our services to existing and new customers, including smaller corporate customers who desire to contract for capacity on our Broadband Network for their telecommunications needs. In the three months ended September 30, 2000, we gained a total of 275 new customers, an increase of 11.2% from the period ended June 30, 2000. We expect that the average revenues from many of our newer customers will be less than realized in the past from our larger corporate and governmental customers. Customer growth was most pronounced in Argentina and Brazil, where the bulk of our marketing and sales efforts are taking place in connection with the introduction of service on our Broadband Network.

       The Company's operations in the United States and Brazil recorded the highest revenue growth rate for services revenues among our countries of operation. Net revenues from services in the United States during the three and nine months ended September 30, 2000 totaled $7.2 million and $18.9 million, an increase of $2.8 million (or 63.8%) and $6.3 million (or 49.9%) from the corresponding periods in 1999. Net revenues from services relating to our Brazilian operations during the three and nine months ended September 30, 2000 totaled $7.3 million and $18.8 million, an increase of $3.2 million (or 79.2%) and $7.9 million (or 71.7%), compared to the same periods in 1999. The growth in services revenues in our United States operations was derived from international Internet backbone access services and other corporate business services. In Brazil, the increase in our net revenues from services resulted principally from increased revenues for Internet access services to the U.S. Internet backbone. During the first nine months of 2000, we have entered into several contracts with Brazilian telecommunications companies for access to the U.S. Internet backbone.

       The Company's net revenues from services in Argentina for the three and nine months ended September 30, 2000 totaled $32.5 million and $90.1 million. These amounts represented an increase of $7.1 million (or 28.0%) and an increase of $10.3 million (or 12.9%) from the corresponding periods in 1999 and an increase of $1.7 million (or 5.6%) from the three months ended June 30, 2000.

       In Argentina, revenues for the Company's satellite-based network services declined as compared to the three and nine months ended September 30, 2000 while Internet services increased. The decline in revenues from satellite-based network services is due to increased competition and continued downward pressure on pricing. The increase in Internet services resulted from several new contracts entered into for access to the U.S. Internet backbone. Our growth of Internet access services in Argentina included the commencement of such service to AOL Argentina S.R.L., an affiliate of America Online, Inc., upon AOL Argentina's launch in August of 2000. In addition, IMPSAT Argentina's services revenues for the third quarter included $4.7 million in equipment sales. This amount related principally to a contract entered into in January 2000 with the Government of the Province of Cordoba for the provision of equipment and information technology solutions for the automation and updating of the Province's revenue collection and auditing functions.

       Our improved results in Brazil and the United States were offset by a decrease in services revenues at IMPSAT Colombia. During the third quarter of 2000, our operations in Colombia, our second oldest market, continued to be adversely affected by that country's economic recession, which intensified pricing pressures. IMPSAT Colombia's services revenues totaled $13.0 million and $40.1 million for the three and nine months ended September 30, 2000, a $2.1 million (or 14.0%) and $5.9 million (or 12.8%) decrease from the same periods in 1999. We do not foresee any significant improvement in services revenues from our Colombian operations in the near term.

       Direct Costs. Our direct costs for the three and nine months ended September 30, 2000 totaled $61.8 million and $122.2 million. These amounts include $25.4 million in direct costs associated with the construction and delivery of the TAC segments delivered to Global Crossing at the end of September 2000, which amounts related principally to cost of equipment and contracted third-party construction services. Other costs related to the construction of the TAC, including salary and SG&A expenses, have been accrued and recorded in the periods in which such expenses were incurred.

       Excluding direct costs related to the TAC, our direct costs for the three and nine months ended September 30, 2000 totaled $36.4 million and $96.8 million, an increase of $2.9 million (or 8.8%) and $17.9 million (or 22.6%), compared to the same periods in 1999. Of these direct costs for the third quarter of 2000, $18.5 million related to the operations of IMPSAT Argentina. This compares to $19.4 million at IMPSAT Argentina for the third quarter of 1999. Direct costs for our Brazilian operations totaled $6.7 million for the third quarter of 2000, compared to $3.4 million for the corresponding period in 1999. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

       (1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the three and nine months ended September 30, 2000, our contracted services costs totaled $7.4 million and $20.6 million, an increase of $2.2 million (or 42.3%) and $3.9 million (or 23.0%) from the same periods in 1999. Of this amount, maintenance costs for our telecommunications network infrastructure totaled $4.7 million and $12.0 million for the three and nine months ended September 30, 2000, compared to $2.9 million and $10.0 million during the same periods in 1999. Our maintenance costs increased because we had more infrastructure. In addition, our installation costs totaled $2.7 million and $8.6 million for the three and nine months ended September 30, 2000, compared to $2.3 million and $6.7 million for the same periods in 1999.

       (2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to third-party sales representatives; and our allowance for doubtful accounts.

              Sales commissions paid to third-party sales representatives for the three and nine months ended September 30, 2000 totaled $2.1 million and $6.2 million, compared to $2.1 million and $5.7 million for the corresponding periods in 1999. The majority of these commissions related to customers of IMPSAT Argentina.

              During the third quarter of 2000, we recorded net recoveries of doubtful accounts that exceeded the provisions for doubtful accounts, resulting in a net credit position of $0.2 million for the three months ended September 30, 2000 compared to a net provision for doubtful accounts of $11.6 million for the same period in 1999. During the third quarter of 2000, we obtained payment of certain past due receivables from certain customers in Argentina and Colombia. The increase in the provision for doubtful accounts for the three months ended September 30, 1999 related principally to a change in our provisioning policy. At September 30, 2000 approximately 29.0% of our gross trade accounts receivable were past due more than six months compared to 28.3% for the same period in 1999. At September 30, 2000, average days of gross trade accounts receivable equaled 60, compared to 61 days at September 30, 1999 and 55 days at June 30, 2000.

       (3) Leased Capacity. Our leased capacity costs for the three and nine months ended September 30, 2000 totaled $20.6 million and $52.2 million, which represented an increase of $7.7 million (or 60.1%) and $16.9 million (or 47.7%) from the corresponding periods in 1999. We had approximately 1,099 MHz of leased satellite capacity at September 30, 2000 and 745 MHz at September 30, 1999. The expansion of our satellite capacity was primarily attributable to contractually scheduled increases in satellite capacity to match anticipated growth in customer demand.

              In addition, to satisfy increasing customer demand for higher bandwidth telecommunications links, during the three and nine months ended September 30, 2000 we increased our leased dedicated capacity on third-party fiber optic networks, spending $8.7 million and $20.9 million for the three and nine months ended September 30, 2000, an increase of $5.4 million (or 164.2%) and $12.6 million (or 151.7%) from the same periods in 1999. These costs were incurred principally in Argentina, Brazil and the United States. We have incurred these higher costs of leased fiber optic capacity due to the continued demand by some of our customers for greater bandwidth while we have deployed our Broadband Network. Upon the complete deployment of the Broadband Network in December 2000, we will begin to switch our telecommunications traffic to the Broadband Network. We believe that our leased fiber optic capacity costs for 2001 should remain at the levels recorded for the year 2000 but should decrease as a percentage of 2001 revenues.

       (4) Costs of Equipment Sold. Excluding cost of equipment related to the TAC, we incurred costs of equipment sold in the three and nine months ended September 30, 2000, of $4.5 million and $9.1 million, a $4.1 million (or 1,025.1%) and $7.0 million increase (or 335.5%) from the same periods in 1999. We expect to enter into additional equipment sales for some of our customers in the remainder of 2000.

       Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2000 totaled $16.1 million and $46.3 million, an increase of $4.1 million (or 33.9%) and $12.1 million (or 35.2%), from the same periods in 1999. The increase resulted primarily from:

       - an increase in the number of employees, from 1,133 at September 30, 1999 to 1,611 at September 30, 2000, particularly in connection with the expansion of our operations in Brazil and the development of the Broadband Network. During the third quarter of 2000, our employee headcount increased by 347 from June 30, 2000

       - increases in the salaries, wages and recruiting costs of our personnel to match market rates for personnel with the expertise we require and increases in cost of living

       IMPSAT Argentina incurred salaries and wages for the three and nine months ended September 30, 2000, of $6.8 million and $19.6 million, an increase of $1.6 million (or 31.4%) and $5.1 million (or 35.4%) over the same periods in 1999. Our Brazil operations incurred salaries and wages for the three and nine months ended September 30, 2000, of $3.6 million and $8.0 million, an increase of $1.9 million (or 109.5%) and $3.2 million (or 64.7%) over the same periods in 1999. IMPSAT Brazil increased its number of employees to 390 persons at September 30, 2000, compared to 195 persons at September 30, 1999. As many of these new personnel commenced employment only towards the end of the third quarter, the full impact of the increase in the number of employees will not be recognized in our salaries and wages expenses until the fourth quarter of 2000. We expect salaries and wages expenses to increase as we commence the operations of the Broadband Network in Argentina and Brazil.


       Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

       -      publicity and promotion costs

       -      fees and other remuneration

       -      travel and entertainment

       -      rent

       -      plant services, telephone and energy expenses

       We incurred SG&A expenses of $13.8 million and $38.3 million for the three and nine months ended September 30, 2000. SG&A expenses increased $3.5 million (or 33.6%) and $9.4 million (or 32.7%), from the three and nine months ended September 30, 1999. SG&A expenses at IMPSAT Argentina for the three and nine months ended September 30, 2000 totaled $5.4 million and $17.9 million, an increase of $1.0 million (or 23.1%) and $6.0 million (or 50.1%), from SG&A expenses incurred by IMPSAT Argentina for the three and nine months ended September 30, 1999. Compared to the corresponding periods in 1999, the increase in SG&A expenses reflect higher publicity and promotion expenses, travelling expenses and advisory services related to the deployment of the Broadband Network. Although management is taking steps to ensure the SG&A expenses remain within budgeted parameters, we expect SG&A expenses to continue to increase as we begin the deployment of the Broadband Network and seek to expand our customer and services base to take advantage of our new infrastructure.

       Depreciation and Amortization. Our depreciation and amortization expenses for the three and nine months ended September 30, 2000 totaled $20.9 million and $61.8 million. This represents decreases of $43.8 million (or 67.7%) and $26.3 million (or 29.9%), compared to our depreciation and amortization for the three and nine months ended September 30, 1999. Depreciation and amortization for IMPSAT Argentina for the three and nine months ended September 30, 2000, totaled $8.9 million and $26.3 million. The decrease in our depreciation and amortization expense reflects our decision at the end of the third quarter of 1999 to change the depreciable life of some of our customers' premises telecommunications equipment in light of technological advances, which resulted in a one-time extraordinary depreciation and amortization charge in that quarter. Depreciation and amortization expenses for the three months ended June 30, 2000 totaled $20.9 million. We expect depreciation and amortization expenses to increase in future periods due to our plans to invest significant capital expanding our network capacity in connection with the development of the Broadband Network.

       Interest Expense, Net. Our net interest expense for the three months ended September 30, 2000 totaled $22.2 million, consisting of interest expense of $29.6 million and interest income of $7.4 million for the third quarter of 2000. Our net interest expense for the nine months ended September 30, 2000 totaled $59.5 million, consisting of interest expense of approximately $80.1 million and interest income of $20.5 million. At September 30, 2000, we had cash, cash equivalents and other short-term investments of $420.7 million. Our net interest expense increased $8.3 million (or 60.0%) and

$17.6 million (or 41.8%) for the three and nine months ended September 30, 2000 from net interest expense for the same periods in 1999.

       For the three and nine months ended September 30, 2000 IMPSAT Argentina's net interest expense totaled $2.6 million and $7.7 million ($2.6 million and $6.7 million, after eliminating intercompany items), compared to $3.7 million and $9.9 million, ($1.8 million and $4.4 million after eliminating intercompany items) for the corresponding periods in 1999.

       Our total indebtedness at September 30, 2000 was $899.2 million, compared to $423.8 million at September 30, 1999. At September 30, 2000, total outstanding indebtedness at IMPSAT Argentina totaled $135.3 million ($120.5 million after eliminating intercompany items), compared to $140.8 million ($82.1 million after eliminating intercompany items) as of September 30, 1999. The increase in our net interest expense reflects higher interest bearing indebtedness in the first nine months of 2000 compared to the corresponding period in 1999, which resulted from increased levels of borrowing associated with our development of the Broadband Network, including the vendor financing agreements that we signed with Nortel Networks, Inc. in October 1999 for a total of up to $297.4 million to construct the Broadband Network in Argentina and Brazil and the issuance in February 2000 of our $300 million 13 3/4% Senior Notes due 2005. At September 30, 2000 we had borrowed a total of $179.7 million from Nortel and have unused commitments of $117.7 million under these agreements. We anticipate that interest expense will increase in the future based on expected increased levels of borrowing under the Nortel financing agreements. See "-- Liquidity and Capital Resources."

       Net (Loss) Gain on Foreign Exchange. We recorded net losses on foreign exchange for the three and nine months ended September 30, 2000 of $2.3 million and $1.5 million. These numbers can be compared to net losses of $1.5 million and $9.5 million for the same periods in 1999.

       Other Expense (Income), Net. We recorded other expense, net, for the three months ended September 30, 2000 of $0.4 million and other income, net, of $2.1 million for the nine months ended September 30, 2000, as compared to other expense, net, of $0.2 million and $0.7 million for the corresponding periods in 1999.

       Benefit from (Provision for) Income Taxes. We recorded a benefit from income taxes (all of which are for foreign taxes) of $0.2 million for the three months ended September 30, 2000, and a provision for income taxes of $0.9 million for the nine months ended September 30, 2000, compared to benefits for income taxes of $14.9 million and $19.0 million for the corresponding periods in 1999. The principal reason for this change relates to a determination that we are no longer able to avail ourselves of certain tax credits.

       Net Loss Attributable to Common Stockholders. For the three and nine months ended September 30, 2000, we incurred a net loss attributable to common stockholders of $26.7 million and $95.6 million, a decrease of $36.4 million (or 57.7%) and $5.4 million

(or 5.4%) for same periods in 1999. The decrease in net loss is attributable primarily to certain changes that we made in our depreciation and amortization policies and in our provisioning policy for doubtful accounts at the end of the third quarter of 1999 that resulted in extraordinary losses for the three and nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

       We will continue to make significant capital expenditures in the next several years in connection with the Broadband Network, the further development of our operations in Brazil and new customer accounts (for which we install our equipment on customer premises). We also have, and will continue to have, substantial interest expense.

       At September 30, 2000, we had total cash, cash equivalents and short-term investments of $420.7 million. These amounts relate principally to:

       - unused proceeds from our $300 million 133/4 Senior Notes Due 2005 offering in February 2000

       - unused proceeds of our initial public offering in February 2000 of 11,500,000 shares of our common stock and from our simultaneous private placement of 2,850,000 shares of common stock to British Telecommunications plc, one of our existing stockholders

       On September 13, 2000, we announced plans to extend the Broadband Network by constructing a 2,000 kilometer long-haul link between the cities of Curitiba and Porto Alegre in Brazil and the city of Parana in Argentina. Civil construction on the new link was commenced later in September 2000. The new link will connect with the Broadband Network that is currently being deployed in Argentina and Brazil and would result in the creation of a single fiber optic network connecting Santiago, Chile, Buenos Aires, Argentina and Sao Paulo and Rio de Janeiro, Brazil with points in between. We are currently in the process of finalizing our selection of the equipment providers for the telecommunications equipment to be included in the new link. We anticipate that the cost of the new link will be approximately $100 million and will be financed through the sale of our planned IRUs over the link to 360networks, vendor financing from the selected vendors and/or from our existing cash, cash equivalents and short-term investments. We expect to complete the link by the end of the third quarter of 2001.

       Including the costs of the new link described in the preceding paragraph, our budget contemplates that we will need approximately $470 million during the period from September 30, 2000 (including amounts spent to date) through the end of 2001 for capital expenditures related to the Broadband Network and $35 million during the same period for capital expenditures relating to our satellite-based telecommunications business. We have executed definitive long-term vendor financing agreements with Nortel for commitments of up to approximately $297.4 million, which we are using to pay for Nortel's construction of the segments of our Broadband Network in Argentina and Brazil (of which we had undisbursed commitments of $117.7 million at September 30, 2000), with Lucent for commitments of up to $16.0 million for the purchase of fiber optic cable for the long-haul segments of the Broadband Network in Argentina (all of which has been disbursed), and with Ericcson for commitments of up to $9.0 million for the purchase of telephony equipment which will be used in the Broadband Network in Argentina in connection with our new license to provide telephony services in Argentina. We are also discussing additional vendor financing arrangements with our current and other potential vendors, although we do not have any other binding commitments regarding financing for the Broadband Network as of this date.

       The further expansion and development of the Broadband Network beyond its current and planned footprint will depend upon our ability to obtain additional financing. If we are unable to obtain additional financing, we may not be able to maintain our levels of growth and market position, which could have a material adverse effect on our results of operations.

       Our operating activities generated $13.5 million for the nine months ended September 30, 2000, compared to $14.3 million generated during the same period in 1999.

       Financing activities, principally our offering of our 133/4% Senior Notes due 2005, our initial public offering and our private placement of common stock to British Telecommunications, provided $471.6 million in net cash for the nine months ended September 30, 2000, compared with $122.8 million for the same period in 1999. For the nine months ended September 30, 2000, we used $465.4 million in net cash flow for investing activities, compared to $77.5 million for the nine months ended September 30, in 1999. Of this amount, $306.0 million is represented by the purchase of high-quality short-term investments with the proceeds of our initial public offering, private placement and the $300 million 133/4% Senior Notes due 2005. We plan to use these amounts for capital expenditures, general corporate purposes and working capital as needed in coming periods.

       In addition, we have used $135.8 million in non-cash investing and financing activities related to the development of the Broadband Network for the nine months ended September 30, 2000, principally as a result of disbursements under the vendor financing agreements with Nortel.

       At September 30, 2000, we had leased satellite capacity with annual rental commitments of approximately $25.5 million through the year 2003. In addition, at September 30, 2000, we had commitments to purchase telecommunications equipment amounting to approximately $27.3 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The sections below highlight our exposure to interest rate and foreign exchange rate risks and change in the market values of our investment in equity securities. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at September 30, 2000 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during year 2000. We do not hold or issue any market risk sensitive instruments for trading purposes.

       Interest Rate Risk. Our cash, cash equivalents and short-term investments consist of highly liquid investments with a maturity of less than 360 days. As a result of the short-term nature of these instruments, we do not believe that a hypothetical 10% change in interest rates would have a material impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments.

       We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. A hypothetical 10% change in interest rates would not have had a material impact on our interest expense during the three or nine months ended September 30, 2000. Our floating rate indebtedness has increased and is expected to increase further as we draw down commitments under the Nortel financing agreements to cover expenditures relating to our contracts with Nortel to construct the Broadband Network in Argentina and Brazil. Financial instruments which we hold are disclosed in Note 3 to our Consolidated Financial Statements.

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

       Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. Our expansion in Brazil, including our development of the Broadband Network in Brazil, has, and will continue to, increase our exposure to exchange rate risks. Revenues from our Brazilian operations as of December 31, 1999 and September 30, 2000 that were not denominated in U.S. dollars represented approximately 6.7% and 7.9% of our total net revenues for 1999 and the first three quarters of 2000, respectively. However, this proportion can be expected to increase significantly in future periods in connection with the progression of our operations in Brazil and the development of the Broadband Network. The effect of foreign exchange rate fluctuations on our consolidated results in 1999 and the three and nine months ended September 30, 2000 was not material.

       Changes in Market Value of Investment. We hold a fair value basis investment of approximately 14.0% of the common stock of El Sitio, Inc., which is publicly traded on the Nasdaq National Market System. Our investment in El Sitio is subject to equity price and overall stock market risk. See Note 3 to our Consolidated Financial Statements. Our El Sitio investment is included in non-current assets and is accounted for as "available for sale" securities under SFAS No. 115 because our ownership is less than 20% and we do not have the ability to exercise significant influence over El Sitio's operations.

       Our investment in El Sitio, which is in the Internet industry, is subject to significant fluctuations in fair market value due to the volatility of the stock market. A hypothetical 20% decrease in the share price of El Sitio's common stock from the price at September 30, 2000 would decrease the fair value of our investment by $4.6 million.

       On October 31, 2000, El Sitio announced that it had entered into an agreement with affiliates of Ibero-American Media Partners II Ltd., a joint venture between the Cisneros Group of Companies and Hicks, Muse, Tate & Furst Incorporated, to combine El Sitio's interactive assets with Ibero-American Media Partners' media assets in the Latin American region to form a new company to be called Claxson Interactive Group. As part of the combination, our shares in El Sitio would be converted into an equal number of shares in Claxson Interactive Group. We have agreed with Ibero-American Media Partners to vote our shares of El Sitio common stock in favor of the combination. El Sitio has announced that it expects that the combination will be consummated in the first quarter of 2001.

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

           (b)    Reports on Form 8-K. Not Applicable.

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

                                   Date: November 13, 2000

                                   IMPSAT S.A.

                                   By: /s/ Jose Torres
                                       ---------------
                                       Jose Torres
                                       Director and
                                       Chief Accounting Officer

                                   Date: November 13, 2000