Form 10-K
period 2000-12-31
IMPSAT FIBER NETWORKS INC
filed 2001-03-30
CIK 1022329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number 333-12977

IMPSAT Fiber Networks, Inc.

IMPSAT S.A.

(Exact name of registrant as specified in its charter)

Delaware	52-1910372
Argentina	Not Applicable
(state or other jurisdiction of incorporation or	(IRS employer identification
organization)	number)

Alférez Pareja 256 (1107)

Buenos Aires, Argentina
(5411) 5170-0000
(Address, including zip code, and telephone number, including area code, of registrants’ principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Name of Each Exchange
Title of Each Class	On Which Registered

Securities registered pursuant to Section 12(g) of the Act: common stock, par value $0.01 per share

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  YES       NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      State the aggregate market value of the voting stock held by non-affiliates of the registrants.

      The aggregate market value of voting stock held by non-affiliates of the IMPSAT Fiber Networks, Inc. based on the closing price at which stock was sold on the Nasdaq National Market on March 15, 2001, was approximately $75.8 million. As of March 15, 2001, IMPSAT Fiber Networks, Inc. had 91,428,570 shares of common stock, $0.01 par value, outstanding.

Outlook and Uncertainties

      Certain information in this Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology. Although IMPSAT Fiber Networks, Inc. believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

      The terms VSAT®, Dataplus®, Teledatos®, Regional Teleport®, Difusat®, Interplus®, Global Fax®, Minidat®, ConeXia® and Telecampus® are service marks or trademarks of IMPSAT Fiber Networks, Inc. or its subsidiaries that are registered or otherwise protected under the laws of various jurisdictions. In this Report, “company,” “IMPSAT,” “we,” “us” and “our” refer to IMPSAT Fiber Networks, Inc. and its subsidiaries.

CERTAIN CONSIDERATIONS

      In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating IMPSAT and its business because such factors currently may have a significant impact on IMPSAT’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K and the risks discussed in IMPSAT’s other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

We have substantial debt and we may lack financial resources to meet our obligations or support our business and operations

      At December 31, 2000, we had total consolidated indebtedness of $968.2 million. Our high level of indebtedness could have important consequences for our business, operating results and financial condition, including:

•	making it difficult for us to obtain future financing

•	limiting our ability to react to changes in the marketplace

•	a substantial portion of our operating income must be allocated to making principal and interest payments

•	we are more indebted than a number of our competitors and this may place us at a competitive disadvantage in the future

      Our significant indebtedness could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to raise the additional capital necessary to continue growing our business

      We may require significant amounts of additional capital to fund:

•	future expansions of our telecommunications networks, including the operation of our Broadband Network

•	the refinancing of debt as it becomes due

•	net losses

      If we fail to obtain financing, we may have to delay or abandon some or all of our operational plans, which could have a material adverse effect on us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for an estimate of our capital expenditure requirements.

      The exact amount and timing of our future capital requirements will depend upon many factors, including:

•	the cost, timing and extent of upgrading or expanding our networks and services

•	the development of new services

•	our ability to penetrate new markets

•	regulatory changes

•	the status of competing services

•	potential acquisitions, investments and strategic alliances

•	our results of operations

      We and our subsidiaries may obtain new capital through subsequent public and private equity and debt financings. If we incur additional indebtedness, we may be subject to more restrictive financial covenants. We cannot assure you that additional financing will be available on acceptable terms or at all. If unplanned expenditures arise, estimates of our capital requirements or of increased revenues from our Broadband Network prove to be inaccurate, we may require additional financing sooner than anticipated and/or require more than we currently expect.

We have a history of incurring losses which may make it difficult to fund our future operations

      We have a limited operating history compared to a number of our larger competitors. We commenced commercial operations in 1990 and have experienced rapid growth, increasing annual revenues from $8.2 million in 1991 to $128.4 million in 1996 and $322.1 million in 2000. We recorded net losses of $34.0 million in 1998, $131.5 million in 1999, and $154.1 million in 2000. While the annual rate of growth in our telecommunications revenue increased in 2000 at a higher rate than any year since 1994, increased competition, adverse economic conditions in our countries of operation and other factors could negatively affect our rates of revenue growth and expansion. If we do not achieve and sustain profitability, our ability to respond effectively to market conditions, to make capital expenditures and to take advantage of business opportunities could be negatively affected.

Continued growth of our business depends upon our ability to manage expansion and development effectively

      Our ability to manage our expansion effectively will require us to continue to implement and improve our operating, financial and accounting systems and to hire, train and manage new employees. Among other things, the continued expansion and development of our business will also depend upon our ability to:

•	successfully implement our Broadband Network and related strategies

•	design and develop integrated private telecommunications networks

•	secure financing

•	install telecommunications infrastructure

•	obtain any required government authorizations or licenses as the telecommunications sector continues to deregulate

•	evaluate and penetrate potential new markets

•	hire enough qualified employees

      In addition, we must perform these tasks in a timely manner, at reasonable costs and on satisfactory terms and conditions. Failure to effectively manage our planned expansion could have a material adverse effect on our business, results of operations and financial condition.

      Our expansion may involve acquiring other companies or assets. These acquisitions could divert our resources and management attention and require integration with our existing operations. We cannot assure you that these acquisitions will be successful. We further cannot assure you that we will be successful or timely in developing and marketing service enhancements or new services that respond to technological change, changes in customer requirements and emerging industry standards.

We face numerous risks that could adversely affect our Broadband Network strategy

      Operating the Broadband Network may have a negative impact on our results of operations

      Operation of the Broadband Network, which includes the expansion into new services for our business customers, will involve:

•	regulatory risks, including obtaining the appropriate licenses

•	interconnection difficulties

•	large amounts of capital expenditures

•	competition from large, well-financed international telecommunications carriers (such as WorldCom, Inc., Telecom Italia, and Spain’s Telefonica S.A., among others)

•	substantial start-up and marketing costs

      Our operation of the Broadband Network may have a negative impact on our results of operations, at least over the short term.

      Expansion of the Broadband Network will require substantial additional resources that we may not have

      We may need to grow and adapt the Broadband Network to respond to:

•	higher than expected growth in the number of our customers

•	requests by our customers for coverage of our Broadband Network outside its existing footprint

•	changes in our customers’ service requirements

•	technological advances by our competitors

      We may require substantial additional financial, operational and managerial resources to expand or adapt the Broadband Network. If we are unable to expand or adapt the Broadband Network to respond to these developments on a timely basis and at a commercially reasonable cost, then our business will be materially adversely affected.

Our failure to acquire, integrate and operate new technologies could harm our competitive position

      The telecommunications industry is characterized by rapid and significant technological advancements and the introduction of new products and services. We do not possess significant intellectual property rights with respect to the technologies we use and we are dependent on third parties for the development of and access to new technology. In addition, we generally own the customer premises equipment we use to provide our services and we own the fiber optic networks, including switching equipment, that constitute the Broadband Network. Therefore, technological changes that render our equipment and the Broadband Network out of date, less efficient or more expensive to operate than newer equipment could cause us to incur substantial increases in capital expenditures to upgrade or replace such equipment.

      We cannot predict the effect on our business of technological changes, such as changes relating to emerging wireline and wireless transmission technologies and the use of the Internet for traditional voice, data or other broadband services. In addition, it is impossible for us to predict with any certainty which technology will prove to be the most economic, efficient or capable of attracting new customers. A reduction in the demand for data transmission services or a failure by us to obtain and adapt to new technology in our markets could have a material adverse effect on our ability to compete successfully.

We face significant competition in Latin America

      The telecommunications network industry in Latin America is highly competitive and is generally characterized by low barriers to entry. We expect that competition in the industry will increase substantially. We compete on the basis of our experience, quality, customer service, range of services offered and price.

      We have experienced pricing pressure for some of our services in our more mature markets, and we expect to continue to face pricing pressure. We may further experience declining operating profit margins as the monopoly public telephony operators, or PTOs, in the countries in which we operate become more competitive and place greater emphasis on data telecommunications. In addition, we expect new competitors to enter our markets.

      PTOs have competitive advantages in the marketplace

      In most of our markets, our principal competitor is the local PTO or an affiliate of the local PTO. The PTOs generally have significant competitive advantages. These advantages generally include:

•	close ties with national regulatory authorities

•	control over connections to local telephone lines

•	ability to subsidize competitive services with revenues generated from services they provide on a monopoly or duopoly basis

•	reluctance of regulators to adopt policies and grant regulatory approvals that will result in increased competition

      For example, our principal competitors in Argentina are Telecom Soluciones S.A. and Advance Telecomunicaciones S.A., which are data transmission companies controlled by Telecom Argentina STET-France Telecom S.A. and Telefonica de Argentina S.A., respectively. Telecom Argentina and Telefonica are the PTOs in northern and southern Argentina, respectively. In Brazil, our principal competitors are Embratel and Telemar.

      In the future, the PTOs may devote substantially more resources to the sale, marketing and provision of services that compete with us, which could have a material adverse effect on our business, results of operations and financial condition.

      International telecommunications carriers have greater resources than we do

      We compete with private operators of satellite data transmission networks and terrestrial telecommunications links. We also expect to face competition from large international telecommunications carriers, such as AT&T, WorldCom and Sprint, and from other industry participants. While international telecommunications carriers have focused on long distance telephony services, they may focus on the private telecommunications network systems segment of the telecommunications market as deregulation continues. For example, with the introduction of full competition in Argentina’s long distance telephony in November 2000, these large telecommunications carriers may enter the Argentine telephony market and provide data transmission services as well. Many of these potential competitors have substantially greater financial and other resources than we do. In addition, consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry could give rise to significant new competitors. For example, AT&T has formed AT&T Latin America by acquiring and merging the operations of FirstCom Corp., which has operations in Chile, Colombia and Peru, Brazil-based Netstream, and Keytech LD, a local exchange carrier that is licensed to offer wireless, high-speed internet and other telecommunications services in Argentina. AT&T Latin America has operations in Argentina, Brazil, Chile, Colombia and Peru.

      In addition, we face competition from emerging private telecommunications providers such as MetroRED Telecomunicaciones S.A., Engeredes S.A., TechTel and Diveo Broadband Networks. These companies are data transmission service providers with expanding operations in Argentina and Brazil. If any of our competitors or potential competitors devote significant additional resources to the provision of private telecommunications network services to our customers, there could be a material adverse effect on our business, results of operations and financial condition.

      Our competitors could take advantage of new or competing technologies to our detriment

      Although we believe we have the flexibility to act quickly to take advantage of any significant technological development, new competing technologies may negatively affect our business. For example, new technologies such as digital subscriber line, or DSL, can significantly enhance the speed of traditional copper lines. DSL or other technologies could enable our PTO competitors to offer new high-speed services without undergoing the expense of replacing their existing copper networks. Widespread use of DSL in our markets could have a material adverse effect on our “last mile” advantage. Our telecommunications network services may face competition from entities that use new or emerging voice and data transmission services or technologies that currently are not widely available in Latin America. Furthermore, competing technologies may gain market and commercial acceptance. If these technologies are successful, they may provide significant long-term competition that could have a material adverse effect on our business, results of operations and financial condition.

Our earnings will deteriorate if we cannot collect on our customer accounts

      We provide trade credit to our customers in the normal course of business. As of December 31, 2000, approximately 26.4% of our gross accounts receivable were past due more than six months. We recorded a provision for doubtful accounts of $4.8 million in 2000 compared to $11.2 million for 1999. As our business increases with small and medium customers, we may experience an increase in irrecoverable accounts receivable. We cannot assure you that difficulties in collecting amounts due from customers will not have a material adverse effect on our business, results of operations and financial condition and ability to make payments on the notes.

Economic and political conditions in Latin America pose numerous risks to our operations

      Substantially all of our revenues are derived from operations in Latin America. During 1999 and 2000, we derived approximately 48.2% and 48.6% of our consolidated net revenues from services provided by IMPSAT Argentina, approximately 26.7% and 20.8% by IMPSAT Colombia and approximately 3.8% and 10.4% by IMPSAT Brazil. We also have established operations in Venezuela, Mexico, the United States and Ecuador, and in 2000 we began operations in Chile and Peru. Other than the United States and Mexico, each country where we have significant operations has experienced political and economic instability in recent years. Moreover, as events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political crises elsewhere in the region. Furthermore, events in recent years in other developing markets have placed pressures on the stability of the currencies of a number of countries in Latin America, including Argentina, Brazil, Colombia, Ecuador and Venezuela. Continued pressures on the local currencies in the countries in which we operate are likely to have an adverse effect on many of our customers, which could in turn adversely affect us. Volatility in regional currencies and capital markets has also had an adverse effect on our ability and that of our customers to gain access to international capital markets for necessary financing and refinancing. A lack of international capital sources for emerging market borrowers could have a material adverse effect on us and many of our customers.

      According to published reports of preliminary estimates, during 2000, Argentina’s GDP fell 0.5%, while Brazil experienced a 4.2% growth in GDP in 2000, its strongest in half a decade. Colombia’s and Venezuela’s GDPs grew by 2.81% and 3.2%, respectively, in 2000. We do not expect fundamental improvements in macroeconomic conditions in Latin America in the short term. We cannot assure you that there will not be a continuation of economic difficulties in Latin America, including volatility in regional currencies and capital markets, which would have a material adverse effect on our business, results of operations and financial condition.

We are vulnerable to currency fluctuations, devaluations and restrictions that may increase our losses and cause fluctuations in our operating results

      A substantial portion of our costs, including lease payments for satellite and fiber optic capacity, purchases of capital equipment, and payments of interest and principal on our indebtedness, is payable in U.S. dollars. To date, we have not entered into hedging or swap contracts to address currency risks because our contracts with our customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. These contractual provisions are structured to reduce our risk if currency exchange rates fluctuate. However, given that the exchange rate is generally set at the date of invoicing and that in some cases we experience substantial delays in collecting receivables, we are exposed to exchange rate risk. Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. Our expansion in Brazil, including our development of the Broadband Network in Brazil, will increase our exposure to exchange rate risks.

      We are negatively affected by currency devaluations as our customers’ revenues are generally denominated in local currencies. Substantial or continued devaluations in local currencies relative to the U.S. dollar could have a material adverse effect on the ability of our customers to absorb the costs of a devaluation. This could result in our customers seeking to renegotiate their contracts with us or, failing satisfactory renegotiation, defaulting on or canceling their contracts. Our competitors and potential future competitors, including the PTOs and large, multinational telecommunications companies, may be less exposed to currency risk or may be better able to hedge their currency risk and could thereby gain a relative competitive advantage in the event of a currency devaluation. In addition, Latin American economies have experienced shortages in foreign currency reserves and restrictions on the ability to expatriate local earnings and convert local currencies into U.S. dollars. Currency devaluations in one country may have adverse effects in another country. For example, in late 1994 and 1995, several Latin American countries were adversely affected by the devaluation of the Mexican peso. The Asian and Russian economic crises had an adverse effect on the financial and foreign exchange markets of emerging market countries, leading to increased pressures on local interest rates and currencies, including in Argentina and Brazil. These pressures, in turn, inhibited the ability of companies operating in emerging markets to obtain necessary financing and increase prices. Any devaluation of local currencies in the countries where we operate, or restrictions on the expatriation of earnings or capital from such countries, could have a material adverse effect on our business, results of operations and financial condition.

We face regulatory risks and uncertainty with respect to local laws and regulations

      Our business is dependent upon the procurement and maintenance of licenses to provide various telecommunications network services in the countries in which we operate. We believe that we have all licenses required for the conduct of our current operations. We expect that those licenses that are subject to expiration will be renewed in due course upon our application to the appropriate authorities. Due to the political and economic risks associated with the countries in which we operate, we cannot assure you that we will be able to maintain our licenses in force or that they will be renewed upon their expiration. The loss, or substantial limitation upon the terms, of our licenses could have a material adverse effect on our results of operations. We cannot assure you that we will succeed in obtaining all requisite regulatory approvals to operate in those countries in which we may desire to do business.

      Local laws and regulations differ significantly among the jurisdictions in which we operate and in which we may operate in the future. The interpretation and enforcement of these laws and regulations vary and are often based on the informal views of the local ministries which, in some cases, are subject to influence by the PTOs. The conditions governing our service offerings may be altered by future legislation or regulation. In some of our principal existing and target markets, laws and regulations prohibit or limit our provision of certain telecommunications services.

PART I

Item 1.  Business

General

      We are a leading provider of private telecommunications network and Internet services in Latin America. We offer integrated data, voice and Internet solutions, with an emphasis on broadband transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. We also offer dedicated Internet services to Internet service and content providers.

      We have operations in Argentina, Colombia, Venezuela, Ecuador, Mexico, Brazil, Chile, Peru and the United States and also provide our services in other countries in Latin America. We provide telecommunications and Internet services through our networks, which consist of owned fiber optic and wireless links, teleports, earth stations and leased fiber optic and satellite links. We own and operate 15 metropolitan area networks in some of the largest cities in Latin America, including Buenos Aires, Bogotá, Caracas and São Paulo.

      In the fourth quarter of 2000, we completed the construction of an extensive pan-Latin American broadband fiber optic network (which we call our Broadband Network) connecting major cities across Argentina and Brazil, and the commencement of commercial operation of the full Broadband Network in those locations. Our Broadband Network allows us to enhance the services we presently provide and significantly increase our transmission speed and capacity. The Broadband Network is comprised of eight metropolitan area fiber optic networks and wireless links, which extends over 830 route kilometers in the largest cities in Argentina and Brazil, and long-haul fiber optic backbones in Brazil, Argentina, Chile and Colombia extending over 6,400 route kilometers. It stretches from the Pacific Ocean at Valparaiso, Chile to the Atlantic Ocean, at Las Toninas, Argentina and between Curitiba, Rio de Janeiro and São Paulo, Brazil. Our new network uses advanced transmission technologies, including dense wave division multiplexing, or DWDM, asynchronous transfer mode, or ATM, and Internet protocol, or IP.

      IMPSAT Fiber Networks, Inc. was organized in 1994 as a Delaware holding company to combine the IMPSAT businesses in Argentina, Colombia and Venezuela. Our operations started in Argentina in 1990 under the name IMPSAT S.A. (IMPSAT Argentina). We began operations outside of Argentina with the establishment of IMPSAT Colombia in 1991 and the establishment of IMPSAT Venezuela in 1992. New operating subsidiaries were created in Ecuador (IMPSAT Ecuador) and Mexico (IMPSAT Mexico) in 1994, in the United States (IMPSAT USA) in 1995 and in Brazil (IMPSAT Brazil) in 1998. In January 2000, we changed our company’s name from IMPSAT Corporation to IMPSAT Fiber Networks, Inc.

      In February 2000, we completed the initial public offering of 11,500,000 shares of our common stock, representing approximately 12.6% of our current total outstanding common stock, for total proceeds after expenses and commissions of approximately $180.8 million. In addition, we raised approximately $48.0 million after expenses through the simultaneous sale, through a private placement, of 2,850,000 shares of common stock to British Telecommunications plc, one of our existing stockholders. We refer to this transaction as the British Telecommunications private placement. We also exchanged shares of our common stock for the minority interests in some of our subsidiaries, and the holders of our preferred stock converted the preferred stock into shares of our common stock. On February 11, 2000, we completed the private placement of our $300,000,000 12 3/4% Senior Notes due 2005 (the “Notes due 2005”), pursuant to Rule 144A under the U.S. Securities Act of 1933. On July 26, 2000, we completed our exchange offer pursuant to which all outstanding Notes due 2005 were exchanged for identical notes that are registered under the Securities Act of 1933.

Services

      Our comprehensive telecommunications solutions consist of any combination of our service offerings, including the enhanced and additional services that we are able to offer using our Broadband Network in Argentina and Brazil. We currently classify these service offerings into four categories: data and value added services, Internet services, carrier’s carrier services, and telephony services.

      Data and Value Added Services. We offer our customers a broad range of end-to-end network service combinations for their point-to-point and point-to-multipoint telecommunications needs, ranging from simple connections to customized private network solutions. We offer our network services over our existing and planned networks, which are comprised of metropolitan area fiber optic rings and wireless networks, fiber optic and satellite links. We also offer value-added services, including secure web and applications hosting services through our advanced data center facilities located in São Paulo, Brazil; Buenos Aires, Argentina; Santiago, Chile; Mexico City, Mexico; and Fort Lauderdale, Florida.

•	Connection Services. Our customers can purchase leased lines, frame relay services, ATM services and Internet protocol digital connection services to support their specific transmission requirements. Leased lines are typically purchased by customers that constantly transmit large amounts of voice, data and video traffic. Frame relay and ATM services are typically purchased by customers requiring reliable and rapid transmission of variable amounts of voice, data and video traffic. We typically offer our leased line connection service from 64 Kbps to 2 Mbps, and we intend to expand this offering to 155 Mbps of capacity. Our frame relay services are typically offered from 64 Kbps to 2 Mbps and we intend to offer our ATM services from 2 Mbps to 155 Mbps. In addition, we offer digital connections using Internet protocol with interfaces of 10 Mbps to 100 Mbps as one of our options for local data network solutions.

•	Private Network Services. For customers that require significant bandwidth and reliable data transmission between a number of sites, we offer customized private networks that combine fiber optic, fixed wireless and satellite technology. We also provide them with a variety of other services including network management services, trouble shooting reports, quality control and value-added services. Our consultative sales process ensures that each private network is designed to meet the evolving specific business and systems requirements of each customer. We also offer services such as video conferencing and remote learning as part of our private network services.

•	Other Services. We offer information technology solutions and transactional services designed to facilitate our customer’s e-business and e-commerce needs and optimize our customers’ business processes.

•	Information Technology Solutions. As part of our end-to-end solutions, we also offer a variety of information technology services, including the design, installation and integration of intranets, extranets and virtual private data networks, through which our customers can conduct business in a secure environment as well as integrate these new systems with their legacy telecommunications systems. In addition, we offer an outsourcing solution for customers that do not have the technical personnel or choose not to operate, manage and maintain their telecommunications systems and networks.

•	Transactional Services. Our transactional services are designed to facilitate the e-commerce and e-business initiatives of our customers. For example, we provide our ConeXia service to customers in the healthcare sector for HMO membership verification, and we intend to expand our service to interconnect healthcare service providers (such as doctors, pharmacies, hospitals) to allow online prescription authorization for patients. We intend to provide additional business-to-business e-commerce solutions, primarily to retail businesses and financial institutions that conduct high volumes of transactions with their suppliers and business customers that increasingly want to establish on-line transaction capabilities.

      Internet Services. We have offered Internet access services to corporate and ISP customers since 1996. These services are offered through our U.S.-based point of presence that link us to the U.S. Internet backbone. We are leader in the region in Internet services, as demonstrated by our being among the first Internet2 carriers in Latin America and a founding member of NAP of the Americas, which is one of only five Tier-1 Internet network access points (NAPs) in the world. With the completion of our Broadband Network in Argentina and Brazil, we can link our Latin American Internet backbone, as part of the Broadband Network, to the U.S. Internet through our fiber optic links in addition to our leased satellite links. With the objective of positioning ourselves as the Latin America Internet Backbone, we have deployed a series of data centers along the region. We also launched our data center facilities during 2000 to integrate our broadband services with advanced value-added solutions in the region, and now offer hosting services in our data centers in Buenos Aires, São Paulo, Rio de Janeiro and Santiago de Chile.

•	Wholesale Internet Services. We provide a complete Internet service for ISPs, including managed line provisioning for domestic and international backbone connections between points of presence, access to our co-location sites and server services (e-mail and hosting services), managed modem and roaming services, as well as the use of our network operation and help desk services.

•	Corporate Internet Services. As part of providing our investors with a total telecommunications solution, we currently offer our corporate customers Internet access services including line provisioning, equipment provisioning and installation, primary and secondary domain registration and maintenance and technical support.

•	Data Center Services. We offer our clients a complete set of data center services ranging from housing, shared and dedicated hosting to more complex managed hosting solutions, including disaster recovery and applications management and outsourcing services.

      Services to Carriers. Having put the Broadband Network into operation across Argentina and Brazil, we intend to grow our offerings of dark fiber capacity, “lit fiber” services and duct capacity to ISPs and telecommunications carriers. Our fiber optic cable will provide customers with reliable, broadband connections between and among our metropolitan area networks at high speeds. Customers that choose to purchase “lit” capacity will be able to purchase an initial amount of capacity (typically 45 Mbps) and increase that capacity on demand. We also offer co-location services including the rental of secure space, equipment provisioning and operation and maintenance services.

      In the third quarter of 2000 we entered into an agreement with 360networks, Inc., a Canadian fiber optic network provider, which contemplated our sale to 360networks of IRUs on the Broadband Network in Argentina and Brazil, and definitive contracts regarding the IRU capacity were signed in the first quarter of 2001. The sale of capacity on an IRU basis to 360networks should generate cash receipts of $96.0 million in 2001. Earlier in 2000, the Company entered into similar agreements with Global Crossing for our sale of IRU capacity on the Broadband Network in Argentina, Brazil and Peru for a total of $23.3 million, and in February 2001 the Company announced the signing of an agreement with Nextel for the sale of IRU capacity in Argentina for approximately $10 million.

      Telephony Services. Following the completion of our Broadband Network in Argentina and the effectiveness of our license in Argentina to offer telephony services, we provide switched-voice domestic and international long distance telephony services to corporate customers and resellers in Argentina, international long distance service in the United States, where we have our international hub, and international long distance service in Peru. We plan to expand these offerings to other countries in the region, with the most significant opportunity being the deregulation of the Brazilian telephony market in January 2002. As components of our telephony services, we currently offer local, national and international long-distance services, Private Branch Exchange (PBX), toll free services and local numbering to our corporate customers as well as wholesale voice services to other carriers and resellers.

      The following table shows our company’s net revenues breakdown by service for the years ended December 31, 1998, 1999 and 2000:

	December 31,

	1998		1999		2000

	(dollar amounts in thousands and % of total revenues)

Data and value added services:

Broadband	$32,875	15.8%	$33,714	14.7%	$41,218	12.8%

Satellite	130,067	62.5	140,846	61.6	140,980	43.8

Other value added services(2)	20,395	9.8	20,544	9.0	30,973	9.5

Total	183,337	88.1	195,114	85.4	213,171	66.1

Internet	20,240	9.7	26,160	11.5	35,298	11.0

Services to carriers	—	—	—	—	2,201	0.7

Equipment sales	4,512	2.2	7,177	3.1	13,797	4.3

Broadband network development	—	—	—	—	57,676	17.9

Total net revenues	$208,089	100.0%	$228,451	100.0%	$322,143	100.0%

(1)	Compared to previous year.

(2)	Other value added services includes revenues from our transactional services, such as ConeXia, and our information technology solutions services.

The Broadband Network

      The Latin American markets in which we operate are expected to experience compounded annual telecommunications and data services revenue growth of approximately 14% and 30%, respectively, from 1998 through 2004. We believe that this forecasted growth, coupled with continued deregulation in Latin America, will fuel demand for additional broadband capacity. To take advantage of this demand, in the fourth quarter of 1999 we commenced the construction of our Broadband Network, which enables us to provide high capacity, high speed telecommunications services across Latin America. Our Broadband Network, which went into full commercial operation in Argentina and Brazil at the end of 2000, consists of:

•	fiber optic local rings and wireless access points within major cities in Latin America, including Buenos Aires, São Paulo and Rio de Janeiro

•	long-haul, high capacity fiber optic backbones linking major cities in Latin America

•	capacity on undersea cable systems to provide connections among major Latin American cities, as well as global telecommunications connections and Internet access

      We believe that our Broadband Network will enable us to:

•	cost-effectively offer more bandwidth-intensive services, including intranet and extranet services

•	substantially reduce our costs for leased satellite capacity and leased telecommunications links as a percentage of our net revenues

•	create a high capacity, pan-Latin American Internet backbone

•	offer Latin American companies more efficient access to the U.S. Internet backbone

•	continue to provide consistent, high quality service by keeping our customer traffic on our network

      Our Broadband Network has the capacity to transmit up to 5.7 terabits, or 5.7 trillion bits, of data per second.

      Capacity Agreements. We have signed an agreement with Global Crossing Development Co. for the purchase of at least $46 million in indefeasible rights of use of capacity on Global Crossing’s South American fiber optic network and on other segments of its networks. These rights enable us to interconnect our networks in Argentina and Brazil and other Latin American markets, while giving us global telecommunications access. In addition, in February 2001, we entered into a Capacity IRU Agreement with 360networks pursuant to which we are obligated to purchase a minimum of $46 million of capacity IRUs on the 360americas System, 360networks’s undersea network between the United States and South America.

Customers

      Overview. We have grown rapidly since the commencement of our operations in 1990. Our customer base has increased from 125 corporate customers in two countries at December 31, 1992 to 2,656 corporate customers in nine countries at December 31, 2000. Larger entities, which often have significant needs for reliable, cost-effective data transmissions and other telecommunications services, were the first to use our customized telecommunications services. As a result, a significant portion of our revenues has been derived from our largest customers. In addition, because of our relatively short operating history outside of Argentina and Colombia, a significant number of our customers, including our largest customers, are located in those two countries. As our business further matures and as we extend the operation of the Broadband Network, we expect that the average size of our customers will decline.

      Our customers consist of major governmental agencies, financial institutions and leading national and multinational corporations and private sector companies, including YPF/ Repsol, Royal Dutch Shell, Banco de Galicia y Buenos Aires, Siemens and Reuters. Our ten largest customers accounted for approximately 22% of our revenues in 2000 and approximately 17.1% in 1999.

      Our ten largest customers as of December 31, 2000 were:

•	The Government of the Province of Cordoba, Argentina

•	The Government of the Province of Buenos Aires, Argentina

•	CNI (Confederação Nacional de Industrias), Brazil’s national association of private industrial companies

•	Banco de la Nación Argentina, or BNA, a state-owned bank and the largest bank in Argentina, with over 500 branches throughout Argentina

•	Corporacion Nacional de Ahorro y Vivienda, or Conavi, one of Colombia’s largest financial institutions

•	YPF/ Repsol, a multinational integrated oil company that is one of the largest companies in Argentina and has operations in other Latin American countries

•	Banco Mercantil SAICA, one of the largest financial institutions in Venezuela

•	O Site Entretenimentos Ltda., an Internet service provider subsidiary of El Sitio, Inc.

•	Perez Companc S.A., an Argentine energy conglomerate

•	Citicorp Global Technology, Inc.

      The following table shows our customer concentration by country as of the dates indicated. Totals presented do not include customers from our fax, store and forward service.

	As of December 31,

Country	1998		1999		2000

	(number of customers and percentage of total)

Argentina	490	33.4%	687	39.3%	1,146	43.1%

Colombia	602	41.0	560	32.1	672	25.3

Brazil	48	3.4	90	5.2	238	9.0

Venezuela	140	9.5	191	10.9	251	9.5

Ecuador	134	9.1	149	8.5	210	7.9

Mexico	28	1.9	31	1.8	51	1.9

USA	25	1.7	37	2.2	64	2.4

Peru	—	—	—	—	15	0.6

Chile	—	—	—	—	9	0.3

Total	1,467	100.0%	1,745	100.0%	2,656	100.0%

      Customer Contracts. Our contracts with our customers typically range in duration from six months to five years and contracts with our private telecommunications network customers are generally for three years. Contracts generally may be terminated by the customer without penalty. The private telecommunications network customers generally pay a one-time installation fee and a fixed, monthly fee. We believe that as we further commercialize our Broadband Network, we will develop a more flexible pricing structure, using both a usage- based billing and fixed fee-based billing model.

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

Sales, Marketing and Customer Services

      We view our relationship with our customers as a long-term partnership in which customer satisfaction is of paramount importance. For this reason, we apply an integrated approach to our sales, marketing and customer service functions. We provide customer service 24 hours a day, 365 days a year. We use customer service teams to develop and maintain long-term, cooperative relationships with our customers. These relationships provide us with an in-depth understanding of our customers’ evolving telecommunications service requirements and levels of service satisfaction. As a result of this approach, we achieve high levels of customer satisfaction while being able to identify new revenue generating opportunities, customer telecommunications solution enhancements and product or service improvements previously overlooked or not adequately addressed by the client.

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

      For our private network customers, we designate a customer service team to oversee all phases of initial customer contact, service planning, installation and ongoing service. After we establish initial contact with a potential customer, the service team conducts a thorough evaluation of the customer’s telecommunications needs. Following the completion of this evaluation, we create a plan for these customers which describes our proposed tailor-made solution using the appropriate components of our private telecommunications network services. When we provide services to governmental agency customers, we often submit these proposals in response to public bid solicitations and related governmental bidding procedures that govern the contracting of services by governmental agencies.

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

      We observe and measure the satisfaction of our customers through our service teams’ frequent customer interaction and, more formally, through a comprehensive annual survey conducted by an outside consultant hired by us. We use the results of these surveys to evaluate the performance of our service teams, to formulate annual customer service plans and to implement improvements to meet and exceed customer expectations.

Competition

      We compete on the basis of our experience, network quality, customer service, range of services offered and price. Our competitors fall into three broad categories:

•	PTOs in each country where we operate

•	other companies that operate competing satellite and terrestrial data transmission businesses, including newer entrants from more developed telecommunications markets outside of Latin America

•	large international telecommunications carriers

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

      With the first group of competitors, our further expansion into the telecommunications services market along with continued deregulation of the telecommunications industry in Latin America, has brought us into more direct competition with the PTOs. Many of the PTOs in the countries where we operate have established and marketed “large customer” or “grand user” business teams in an attempt to provide dedicated services to the type of customer that represents our most important target market.

      We believe that by maintaining our position as a reliable, high quality provider of telecommunications services, while strengthening the quality of our network and the breadth of service offerings through the Broadband Network, we will be able to maintain our current customers and successfully attract new customers. We might consider strategic alliances and other cooperative ventures with the PTOs to take advantage of each partner’s relative strengths.

      In the second category, our competitors include international satellite telecommunications providers and local data transmission providers. We believe that we are able to compete successfully in data transmission services because we offer a broad array of services, provide high quality, custom-designed services that are tailored to meet the specific needs of each customer and have a greater geographical footprint for our Broadband Network than all of our current competitors among these providers. Among our competitors in this category are a number of new market entrants, including:

•	Diveo Broadband Networks, a fixed wireless broadband services provider that is building a network in metropolitan Buenos Aires and has announced plans to enter the Brazilian telecommunications market

•	MetroRED Telecomunicaciones, owned by Fidelity Investments, a data transmission service operator in Argentina, Brazil and Mexico that offers local network services in the cities of Buenos Aires in Argentina, São Paulo and Rio de Janeiro in Brazil, and Mexico City in Mexico

•	Engeredes S.A., an infrastructure and data services provider that will use both fiber optic and wireless links to connect the cities of Belo Horizonte, Rio de Janeiro and São Paulo in Brazil

•	NetUno, a local exchange carrier and provider of broadband local access, Internet and private network services in Venezuela, and

•	TechTel (an Argentine telecommunications company jointly owned by Grupo Techint SA, one of Argentina’s largest industrial groups, and Telmex (Telefonos de Mexico S.A. de C.V.) Mexico’s dominant telecommunications carrier), which offers long distance, data transmission and basic telephony services in Argentina and has announced plans to expand its operations into Uruguay.

      In the third category, major telecommunications carriers have indicated their intention to enter the market as deregulation in Latin America and elsewhere opens new market opportunities. For example, AT&T Latin America Corp., which is controlled by AT&T Corporation, was formed in October 1999 by merging the operations of FirstCom Corp., which has operations in Chile, Colombia and Peru, Brazil-based Netstream, and Keytech LD, a local exchange carrier that is licensed to offer wireless, high-speed internet and other telecommunications services in Argentina. AT&T Latin America has operations in Argentina, Brazil, Chile, Colombia and Peru. NetStream, an established fiber optic network service provider that AT&T recently acquired, began providing fiber optic cable local network services earlier this year to businesses in São Paulo and Rio de Janeiro, Brazil and plans to build fiber optic networks in Belo Horizonte, Curitiba, Brasília and Porto Alegre in 2000. Increasing competition may significantly affect our pricing policies. We cannot assure you that competition from these alliances will not adversely affect our financial condition or results of operations.

      Furthermore, we cannot assure you that competing technologies will not become available that will negatively affect our position, although we believe that we have the flexibility to act quickly to take advantage of any significant technological development. For example, new technologies such as DSL can significantly enhance the speed of traditional copper lines. These technologies could enable our PTO competitors to offer customers new high speed services without undergoing the expense of replacing their existing twisted-pair copper networks. This, in turn, could negate our last mile advantage. Our private telecommunications services could also face future competition from entities using or proposing to use new or emerging voice and data transmission services or technologies which are not widely available in Latin America, such as space based systems dedicated to data distribution services.

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

      Cross-Border Service. We provide integrated data, voice and video transmission services under the Interplus name between and among nineteen Latin American and Caribbean countries and the United States. In November 2000, we were granted a license to provide switched voice services to or from Argentina, and expect to receive authorization to provide these services in Brazil in 2004. International private line services such as Interplus are traditionally provided by local carriers in each country acting as correspondents and establishing dedicated telecommunications links between their facilities. Due to our pan-Latin American presence, we are often able to offer our Interplus service using our own facilities and personnel at both ends of the private line circuit. As a result of this end-to-end control, we maintain customer service and quality assurance at both ends of an Interplus link and realize better margins than when we use a correspondent carrier.

      In countries where we do not maintain customer premises equipment or where we are not authorized to operate in that fashion, our Interplus service uses our facilities in the originating country to connect with a correspondent local carrier in the destination country or vice-versa. To date, we have signed Interplus correspondent agreements with carriers in several Latin American and Caribbean countries. We charge customers a monthly fee for Interplus which is based on the capacity of the circuit provided.

      Deregulation. Various countries in Latin America have taken initial steps towards deregulation in the telecommunications market during the last few years. Several Latin American countries have completely or partially privatized their national carriers, including Argentina, Brazil, Mexico and Venezuela. Furthermore, some countries have scheduled the demonopolization of their dominant telecommunications providers. For example, Argentina and Venezuela completed the demonopolization of public telephone services by their PTOs during 2000. We believe that this trend toward deregulation, while likely to increase competition, will also present significant opportunities for us to expand our private telecommunications network services to, from and within the region, as well as to present opportunities for us in areas of telecommunications currently permitted to be conducted only by the PTOs.

Employees

      As of December 31, 2000, we employed a total of 1,711 persons, of whom 587 were employed by IMPSAT Argentina, 438 were employed by IMPSAT Brazil, and 261 were employed by IMPSAT Colombia. The number of our employees has generally increased and is expected to continue to increase as a result of our expansion in the countries in which we operate, including as a result of our development of the Broadband Network. We do not have any long-term employment contracts with any of our employees, including management, and none of our employees are members of any union. We believe that our relations with our employees are good.

Item 2.  Properties

      Metropolitan Area Networks. We operate 15 metropolitan area networks, composed of a combination of owned and leased fiber optic and microwave links covering a total of 830 route kilometers. Our first metropolitan area network was established in Buenos Aires, Argentina in 1990. In addition, we currently provide services over our metropolitan area networks, in Córdoba, Mendoza and Rosario, in Argentina; Medellín and Cali, Colombia; Rio de Janeiro, Curitiba, São Paulo and Belo Horizonte in Brazil; Caracas, Venezuela; Quito and Guayaquil, Ecuador; and Lima, Peru. We also manage and operate a fiber optic network covering 352 route kilometers in Bogotá, Colombia, pursuant to a joint venture with Empresa de Telecomunicaciones de Santafe de Bogotá, the Colombian PTO that provides local telephone service in the Bogotá region. In addition, we own and control several microwave links in smaller cities in Latin America.

      Fiber Optic Long-Haul Capacity. The long-haul segment of our Broadband Network, which is currently comprised of long-haul, high capacity fiber optic backbones extending over 6,400 route kilometers, stretches from the Pacific Ocean at Valparaiso, Chile to the Atlantic Ocean, at Los Toninas, Argentina and between Curitiba, Rio de Janeiro and São Paulo, Brazil. We also own and operate a long haul fiber optic networks connecting the cities of Cali, Medellín and Bogotá in Colombia. To link the Broadband Network to other parts of Latin America and the world, we have purchased indefeasible rights of use (IRU) capacity valued at $46 million on Global Crossing’s undersea digital fiber optic cable systems (and associated terrestrial capacity) worldwide, including Global Crossing’s South American network. Global Crossing’s South American network is an 18,000 km undersea and terrestrial fiber optic network that encircles that continent. This capacity enables the Company to transmit telecommunications traffic seamlessly from the United States to both Brazil and Argentina using the latest fiber optic technology. In February 2001 we entered into a Capacity IRU Agreement with 360networks pursuant to which we are obligated to purchase a minimum of $46 million of capacity IRUs on the 360americas System, 360networks’s undersea network between the United States and South America.

      In addition to our IRU capacity on Global Crossing’s and 360networks’s undersea fiber optic networks, we are a member of the Americas-1 and Columbus-II undersea fiber optic cable consortia, and have purchased an initial total capacity of 2 Mbps on each system for use in our Interplus service. Americas-1, which commenced commercial operation in December 1994, is a 4,960 mile fiber optic cable system connecting Vero Beach, Florida with the U.S. Virgin Islands, Trinidad, Brazil and Venezuela. Columbus-II links Mexico, the United States, the U.S. Virgin Islands, Spain, Portugal and Italy with about 7,440 miles of fiber optic cable. We also have reserved up to 18 Mbps, 4 Mbps and 24 Mbps of capacity on the Americas-II, Pan American and Arcos I undersea fiber optic cable networks, respectively. The Americas-II submarine cable, which is under development, will connect St. Croix, Puerto Rico, Curacao, Venezuela and Brazil. Pan American began operations in mid-February 1999 and runs between the U.S. Virgin Islands, Aruba, Venezuela, Colombia, Panama, Ecuador, Peru and Chile. Arcos I, an 8,600 km fiber optic cable system under construction with a planned third quarter 2001 completion date, is expected to connect the United States with numerous Caribbean and Latin American nations.

      Data Centers. To complement our Broadband Network infrastructure, during December 2000 IMPSAT inaugurated our advanced data center hosting facilities, in Buenos Aires, São Paulo and Santiago, with an aggregate of 160,000 square feet. Similar facilities are being constructed in Fort Lauderdale and Mexico City. These state-of-the-art facilities, capable of supporting the most advanced application hosting services, will add to the Company’s existing hosting facilities in its operating centers located in nine other cities of the Latin American region. In addition, we have reserved approximately 70,000 square feet of operating space in our teleports for the provision of hosting services.

      Teleports. We own and operate teleports in Buenos Aires, Argentina; São Paulo, Brazil; Bogotá, Colombia; Caracas, Venezuela; Quito, Ecuador; Mexico City, Mexico; Lima, Peru; and Florida, United States. In addition to the teleport in Fort Lauderdale, Florida, which commenced operations in January 1999, IMPSAT USA operates leased teleport facilities in New Jersey. We also own and operate regional teleports in Mendoza, Córdoba, Rosario, Tucumán, Mar del Plata, La Plata and Neuquén in Argentina; Medellín, Cali and Barranquilla in Colombia; Guayaquil, Ecuador; and Rio de Janeiro and Curitiba, Brazil.

      Satellite Capacity. Our satellite transmissions use both C-band (4-7 GHz) and Ku-band (10-18 GHz) frequencies. As of December 31, 2000, we had a total available leased capacity of 1,203 MHz. Our lease payments for satellite capacity totaled approximately $40.7 million in 2000. We will contract for additional leased satellite capacity as business requires. A portion of our satellite capacity is leased by our wholly owned subsidiary, International Satellite Capacity Holding, NG. This subsidiary’s principal function is to lease private satellite capacity from satellite carriers and then sublease this capacity at market rates to our operating subsidiaries. We believe that this method of centralizing our leasing of satellite capacity provides us with better terms.

Item 3.  Legal Proceedings

      We are involved in or subject to various litigation and legal proceedings incidental to the normal conduct of our business, including with respect to regulatory matters. We were not during 2000, and currently are not, involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security-Holders

      There were no matters submitted by the Company during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrants’ Common Equity and Related Stockholder Matters

      Our common stock has been traded on the Nasdaq National Market under the symbol “IMPT” since the effective date of our initial public offering on February 1, 2000. Prior to that time, including during the period covered by this Report, there was no public market for our common stock. On March 21, the last reported price of our common stock on the Nasdaq National Market was $4.19 per share. Based upon information supplied to us by the registrar and transfer agent for our common stock, the number of common stockholders of record on March 15, 2001 was 46, not including beneficial owners in nominee or street name. We believe that a significant number of shares of our common stock are held in nominee name for beneficial owners.

      The following table shows the high and low sales price of our common stock for each fiscal quarter during the year ended December 31, 2000, as reported on the NASDAQ National Market System.

	2000

Quarter	High	Low

First	$41.188	$27.375

Second	26.875	9.750

Third	17.000	11.000

Fourth	12.625	4.375

      Our Board of Directors has not declared any dividends on our common stock since its organization.

Item 6.  Selected Financial Data

      The following selected financial and other data are for our company on a consolidated basis and separately for IMPSAT Argentina, in each case in accordance with U.S. GAAP. The following financial data have been derived from our company’s audited consolidated financial statements and IMPSAT Argentina’s audited financial statements for the respective years. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes included at the back of this Report.

OUR COMPANY

	Year Ended December 31,

	1996	1997	1998	1999	2000

	(in thousands)

Statement of Operations Data:

Net revenues from services:

Data and value added services	$127,106	$150,211	$183,337	$195,114	$213,171

Internet	1,262	7,621	20,240	26,160	35,298

Services to carriers	—	—	—	—	2,201

Sales of equipment	25	3,233	4,512	7,177	13,797

Total net revenues from services	128,393	161,065	208,089	228,451	264,467

Broadband Network development revenues	—	—	—	—	57,676

Total net revenues	128,393	161,065	208,089	228,451	322,143

Costs and expenses:

Direct costs:

Contracted services	11,411	16,774	17,897	21,853	29,573

Other direct costs	10,375	12,541	16,096	31,055	21,349

Leased capacity	13,925	19,230	31,228	49,666	74,188

Broadband network cost	—	—	—	—	34,729

Cost of equipment sold	—	3,137	3,665	5,187	12,308

Salaries and wages	25,561	29,109	38,198	46,174	68,922

Selling, general and administrative	22,738	28,237	37,189	40,631	58,471

Depreciation and amortization	26,318	28,673	36,946	130,071	84,488

Operating income (loss)	18,065	23,364	26,870	(96,186)	(61,885)

Other income (expenses):

Interest income and investment gains	1,985	1,336	4,686	7,418	27,394

Interest expense	(25,170)	(25,608)	(49,384)	(62,979)	(112,894)

Net gain (loss) on foreign exchange	910	(276)	675	(8,042)	(10,614)

Other income, net	1,035	(151)	760	15,305	704

Loss before income taxes, cumulative effect and minority interest	(3,175)	(1,335)	(16,393)	(144,484)	(157,295)

(Provision for) benefit from income taxes	(3,542)	(5,263)	(3,805)	20,733	4,547

Loss before cumulative effect and minority interest	(6,717)	(6,598)	(20,198)	(123,751)	(152,748)

Cumulative effect of a change in accounting principle, net of tax	—	—	(1,269)	—	—

(Income) loss attributable to minority interest	(1,766)	(993)	(2,502)	6,225	—

Dividends on redeemable preferred stock			(10,018)	(14,017)	(1,393)

Net loss attributable to common stockholders	$(8,483)	$(7,591)	$(33,987)	$(131,543)	$(154,141)

Net loss per common share: Basic and diluted	$(0.18)	$(0.14)	$(0.71)	$(2.42)	$(1.74)

Weighted average number of common shares: Basic and diluted	46,773	53,594	47,983	54,447	88,534

	As of December 31,

	1996	1997	1998	1999	2000

	(in thousands)

Balance Sheet Data:

Cash and cash equivalents	$28,895	$10,439	$90,021	$97,507	$67,737

Trading investments	—	—	—	—	240,892

Total current assets	68,304	65,015	159,099	179,026	458,873

Property, plant and equipment, net	227,086	255,422	330,726	310,330	450,001

Broadband Network, net	—	—	—	71,868	295,894

Investments	—	4,178	10,708	235,925	15,091

Total assets	315,230	339,916	527,218	828,332	1,374,750

Total current liabilities	78,125	103,438	97,910	196,931	220,305

Total short-term debt and current portion of long-term debt	42,874	60,375	40,400	38,677	52,980

Total long-term debt, net	156,230	159,677	379,292	445,634	915,263

Minority interest	30,242	10,398	13,071	—	—

Redeemable preferred stock	—	—	135,018	149,035	—

Stockholders’ equity (deficit)	46,881	63,389	(101,519)	15,341	158,585

	Year Ended December 31,

	1996	1997	1998	1999	2000

	(in thousands)

Other Financial Data:

EBITDA(1)	$44,383	$52,037	$63,816	$33,885	$22,603

Cash flow provided by (used in):

Operating activities	9,843	17,139	16,740	3,849	(87)

Investing activities	(53,681)	(58,080)	(128,155)	(133,975)	(511,481)

Financing activities	66,517	22,485	191,523	139,336	(485,695)

Capital expenditures	53,998	56,440	109,934	155,440	447.471

IMPSAT ARGENTINA

	Years Ended		Month
	November 30,		Ended	Year Ended December 31,
			December 31,
	1996	1997	1997	1998	1999	2000

	(in thousands)

Statement of Operations Data:

Net revenues from services:

Data and value added services	$87,093	$85,387	$7,150	$92,677	$94,486	$101,532

Internet	—	4,052	502	6,084	9,130	12,164

Services to Carriers	—	—	—			1,605

Sales of equipment	—	2,202	478	1,780	6,593	12,924

Total net revenues from services	87,093	91,641	8,130	100,541	110,209	128,225

Broadband Network development revenues	—	—	—	—	—	32,272

Total net revenues	87,093	91,641	8,130	100,541	110,209	160,497

Costs and expenses:

Direct costs:

Contracted services	6,097	7,232	706	9,253	10,857	15,131

Other direct costs	10,981	10,885	760	10,241	20,017	12,001

Leased capacity	9,503	9,614	944	11,557	20,036	30,121

Broadband network cost	—	—	—	—	—	18,057

Cost of equipment sold	—	1,674	391	1,556	4,673	10,841

Salaries and wages	15,799	15,823	1,086	16,342	19,672	29,670

Selling, general and administrative	10,784	15,720	778	16,298	16,903	26,478

Depreciation and amortization	18,970	18,033	1,562	20,515	59,039	38,171

Operating income (loss)	14,959	12,660	1,903	14,779	(40,988)	(19,973)

Other income (expenses):

Interest income and investment gains	—	—	—	1,749	1,199	716

Interest expense	(12,527)	(12,617)	976	(14,571)	(13,690)	(12,513)

Net gain (loss) on foreign exchange				21	(78)	190

Other income, net	624	9	4	16	4,820	5

Income (loss) before income taxes	3,056	52	931	1,994	(48,737)	(31,575)

(Provision) benefit from income taxes	(3,963)	(3,247)	(311)	—	5,982	6,986

Minority interest	3

Net income (loss)	$(904)	$(3,195)	$620	$1,994	$(42,755)	$(24,589)

	As of November 30,		As of December 31,

	1996	1997	1997	1998	1999	2000

	(in thousands)

Balance Sheet Data:

Cash and cash equivalents	$1,882	$5,843	$6,169	$13,489	$4,199	$12,051

Total current assets	28,823	38,147	40,475	50,810	58,805	120,297

Broadband Network, net					28,944	118,374

Property, plant and equipment, net	143,430	148,786	147,431	167,653	155,045	222,341

Total assets	174,239	196,850	197,820	234,844	272,978	494,775

Total current liabilities	45,038	71,999	72,771	168,015	175,266	113,755

Total short-term debt and current portion of long-term debt	25,512	40,570	43,644	77,694	15,118	24,245

Long-term debt, net	4,270	63,338	63,029	1,802	46,124	127,626

Long-term advances from parent company	69,719	—	—	—	—	—

Minority interest	—	—	—	—	—	—

Stockholders’ equity	51,457	60,017	60,637	63,542	76,787	220,833

	Years Ended		Month
	November 30,		Ended	Year Ended December 31,
			December 31,
	1996	1997	1997	1998	1999	2000

	(in thousands)

Other Financial Data:

EBITDA(1)	$33,929	$30,693	$3,465	$35,294	$18,051	$18,198

Cash flow provided by (used in):

Operating activities	(1,731)	9,971	(2,232)	17,381	20,407	6,515

Investing activities	(23,567)	(19,596)	(207)	(40,818)	(48,332)	(105,400)

Financing activities	26,941	12,913	2,765	31,117	18,275	106,737

Capital expenditures	22,011	22,657	—	40,353	75,374	194,897

(footnotes on next page)

(1)	“EBITDA” is defined as operating income plus depreciation and amortization expense. We are presenting EBITDA because some investors use it as a measure of a company’s ability to service its debt and as a measure of operating performance. However, EBITDA is not determined using generally accepted accounting principles, and therefore our EBITDA is not necessarily comparable to EBITDA of other companies. Investors should not view EBITDA as an alternative to cash flows calculated under generally accepted accounting principles, which we have also presented. EBITDA is not “free cash flow,” because it will be used to pay interest expense and remaining amounts after we pay our interest expense will be used to pay taxes and make capital expenditures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      IMPSAT Fiber Networks, Inc. is a holding company whose subsidiaries and affiliates operate in the telecommunications industry. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes accompanying them.

Results of Operations

      The following table summarizes our results of operations:

	Year Ended December 31,

	1998		1999		2000

	(in thousands and as a percentage of consolidated revenues)

Net revenues:

Net revenues from services:

Data and value added services	$183,337	88.1%	$195,114	85.4%	$213,171	66.2%

Internet	20,420	9.7	26,160	11.5	35,298	11.0

Services to carriers					2,201	0.7

Sale of equipment	4,512	2.2	7,177	3.1	13,797	4.3

Broadband network development revenues					57,676	17.8

Total net revenues	208,089	100.0	228,451	100.0	322,143	100.0

Direct costs:

Contracted services	17,897	8.6	21,853	9.6	29,573	9.2

Other direct costs	16,096	7.7	31,055	13.6	21,349	6.6

Leased capacity	31,228	15.0	49,666	21.7	74,188	23.0

Broadband network cost					34,729	10.8

Cost of equipment sold	3,665	1.8	5,187	2.3	12,308	3.8

Total direct costs	68,886	33.1	107,761	47.2	172,147	53.4

Salaries and wages	38,198	18.4	46,174	20.2	68,922	21.4

Selling, general and administrative expenses	37,189	17.9	40,631	17.8	58,471	18.2

Depreciation and amortization	36,946	17.8	130,071	56.9	84,488	26.2

Interest expense, net	44,698	21.4	55,561	24.3	85,500	26.5

Net gain (loss) on foreign exchange	675	0.3	(8,042)	(3.5)	(10,614)	(3.3)

Other income, net	760	0.4	15,305	6.7	704	0.2

(Provision for) benefit from foreign income taxes	(3,805)	(1.8)	20,733	9.1	4,547	1.4

Net loss attributable to common stockholders	$(33,987)	(16.3)%	$(131,543)	(57.6)%	$(154,141)	(47.8)%

2000 Compared to 1999

      Revenues. Our total net revenues for 1999 and 2000 equaled $228.5 million and $322.1 million. Net revenues in 2000 were composed of net revenues from services and Broadband Network development revenues.

      Our net revenues from services for 2000 totaled $264.5 million, an increase of $36.0 million (or 15.8%) from 1999. Our net revenues from services during 2000 included net revenues from:

•	data and value added services, which include satellite and broadband data transmission services revenue, systems integration and other information technology services revenues and other value-added services

•	Internet, which is composed of our Internet backbone access and managed modem services to ISPs and other telecommunications providers, and related collocation and web hosting services which we will be providing through our advanced hosting facilities

•	carrier’s carrier services, which consist of our wholesale long-haul services to other telecommunications carriers (including accruals from our sale of IRU capacity on our Broadband Network to, and our provision of switching and transportation of telecommunications traffic services for, such carriers), and related maintenance and collocation services to those carriers, and

•	sales of equipment.

      Our total net revenues for 2000 included $57.7 million of Broadband Network development revenues, which related to our turnkey construction on behalf of Global Crossing Development Co. of the Trans-Andean Crossing System (also called the “TAC”) that we contracted to build for Global Crossing in the third quarter of 1999 and additional backhaul construction that we performed for Global Crossing in Brazil and Peru. See Note 6 to our consolidated financial statements.

      The following table shows our revenues by operating subsidiary (including intercompany transactions):

	Year Ended December 31,

	1998	1999	2000

	(in thousands)
IMPSAT Argentina

Services	$100,541	$110,209	$128,225

Broadband network development	—	—	32,272

IMPSAT Colombia	60,447	61,047	54,819

IMPSAT Venezuela	15,436	23,232	28,126
IMPSAT Brazil

Services	3,876	8,568	28,255

Broadband network development	—	—	9,336
Other(1)

Services	37,752	40,862	47,790

Broadband network development	—	—	16,068

(1)	Other includes IMPSAT Ecuador, IMPSAT Mexico, IMPSAT USA, IMPSAT Chile, IMPSAT Peru and, prior to 2000, Mandic S.A. On October 5, 1999, we sold the retail dial-up Internet business of Mandic to El Sitio, Inc., and merged Mandic’s remaining operations into IMPSAT Brazil.

      Our Broadband Network development revenues of $57.7 million for 2000, which we discussed above, were recorded upon our delivery to, and provisional acceptance by, Global Crossing of those segments of the TAC between Global Crossing’s submarine cable landing point at Las Toninas, Argentina and Santiago, Chile and other backhaul segments in Brazil and Peru. These revenues included a bonus payment of $4.0 million earned under our contract with Global Crossing for early delivery of the TAC segment. We delivered the final segment of the TAC, between Santiago, Chile and Global Crossing’s submarine landing point at Valparaiso, Chile, in March 2001.

      Growth in our revenues from services resulted primarily from broadband data services, Internet services and equipment sales. The following table shows our revenues from services by business lines (after elimination of intercompany transactions) for the periods indicated:

	December 31,

	1998	% change(1)	1999	% change(1)	2000	% change(1)

	(dollar amounts in thousands)

Data and value added services:

Broadband	$32,875	69.0%	$33,714	2.6%	$41,218	22.3%

Satellite	130,067	13.0	140,846	8.3	140,980	0.1

Other	20,395	33.0	20,554	0.8	30,973	50.7

Total	183,337	22.0	195,114	6.4	213,144	9.3

Internet	20,240	166.0	26,160	29.2	35,298	34.9

Services to carriers	—	—	—	—	2,201	—

Equipment sales	4,512	40.0	7,177	59.1	13,797	92.2

Broadband network development	—	—	—	—	57,676	—

Total net revenues	$208,089	29.0%	$228,451	9.8%	$322,143	41.0%

(1)	Increase (decrease) compared to previous year.

      Despite the continued economic stagnation that we experienced during 2000 in many of our countries of operation, including Argentina and Colombia, we were able to achieve services revenue growth of 15.8% for 2000 as compared to 1999. Our services revenue growth was achieved principally because of an overall increase in the number of customers and services we provided, offset in part by decreasing prices. Excluding fax store and forward customers, we had 2,656 customers at December 31, 2000, compared to 1,745 customers at December 31, 1999. As we continue marketing services over our Broadband Network, we intend to continue to aggressively market our services to existing and new customers, including smaller and medium-sized corporate customers who desire to contract for capacity on our Broadband Network for their telecommunications needs. In 2000, we gained a total of 911 new customers, an increase of 52.2% from 1999. We expect that the average revenues from many of our newer customers will be less than those realized in the past from our larger corporate and governmental customers. Customer growth was most pronounced in Argentina and Brazil, where the bulk of our marketing and sales efforts are taking place in connection with the introduction of service on our Broadband Network.

      Our operations in Brazil recorded the highest revenue growth rate for services revenues among our countries of operation. Net revenue from services relating to our Brazilian operations during 2000 totaled $28.3 million, an increase of $19.7 million (or 229.8%) compared to 1999. In Brazil, the increase in our net revenues from services resulted from increased data and value added services to our expanding customer base and from increased revenues for Internet access services to the U.S. Internet backbone. During 2000, we entered into several contracts with Brazilian telecommunications companies for access to the U.S. Internet backbone.

      Our net revenue from services in Argentina for 2000 totaled $128.2 million, an increase of $18.0 million (or 16.3%) from 1999. While our revenue in Argentina from our satellite-based network services declined as compared to 1999, our broadband data and value added services revenues and Internet services revenues increased. The decline in revenue from satellite-based network services is due to the continuing trend among our customers and business segment for higher bandwidth services, increased competition and continued downward pressure on pricing for low and medium bandwidth service offerings. The increase in Internet services resulted from several new contracts entered into for access to the U.S. Internet backbone. Our growth of Internet access services in Argentina included the commencement of such service to AOL Argentina S.R.L., an affiliate of America Online, Inc., upon AOL Argentina’s launch in August of 2000. In addition, IMPSAT Argentina’s services revenues for 2000 included $12.9 million in equipment sales. This amount related principally to a contract entered into in January 2000 with the Government of the Province of Cordoba for the provision of equipment and information technology solutions for the automation and updating of the Province’s revenue collection and auditing functions. It is our goal to utilize contracts for the development of systems integration services and related equipment sales to become the telecommunications provider of choice for clients desiring to outsource their integrated telecommunications needs.

      Our improved results in Brazil and Argentina were offset by a decrease in services revenue at IMPSAT Colombia. During the 2000, our operations in Colombia, our second oldest market, continued to be adversely affected by that country’s economic recession, which intensified pricing pressures. IMPSAT Colombia’s services revenue totaled $54.8 million for 2000, a $6.2 million (or 10.2%) decrease from 1999. Due to the recession in Colombia, a number of our customers either cancelled their contracts with us or reduced the amount of services contracted. In January 2001, we announced the acquisition by IMPSAT Colombia of the customer contracts of Americatel S.A., the private network telecommunications service provider owned by the Grupo Santo Domingo, one of Colombia’s largest business conglomerate. We expect that our revenues in Colombia will improve slightly throughout the course of 2001 as a result of our acquisition of Americatel’s customer contracts and the marginal improvement anticipated for the Colombian economy.

      Direct Costs. Our direct costs for 2000 totaled $172.1 million. This amount includes $34.7 million in direct costs associated with the construction and delivery of the TAC segments and other backhaul links delivered to Global Crossing during 2000, which amounts related principally to cost of equipment and contracted third-party construction services. Other costs related to our turnkey contracts with Global Crossing, including salary and SG&A expenses, have been accrued and recorded in the periods in which such expenses were incurred, and reported among our expenses from general operations.

      Excluding direct costs related to the Broadband Network development for Global Crossing, our direct costs for 2000 totaled $137.4 million, an increase of $29.7 million (or 27.5%) compared to 1999. Of these direct costs for 2000, $68.1 million related to the operations of IMPSAT Argentina. This compares to $55.6 million at IMPSAT Argentina for 1999. Direct costs for our Brazilian operations totaled $25.0 million for 2000, compared to $5.3 million for 1999. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

(1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During 2000, contracted services costs totaled $29.6 million, an increase of $7.7 million (or 35.3%) from 1999. Of this amount, maintenance costs for our telecommunications network infrastructure totaled $17.0 million for 2000, compared to $12.4 million during 1999. Our maintenance costs increased because we had more infrastructure. In addition, our installation costs totaled $12.6 million for 2000, compared to $9.4 million for 1999.

We expect that our contracted services costs will increase in 2001. As we migrate clients in Argentina and Brazil to the Broadband Network from their existing satellite-based equipment and as we add new clients to the Broadband Network, we will incur higher de-installation and installation costs. In addition, we will incur associated utility and maintenance costs for our Broadband Network, including our state-of-the-art data centers and our telehouses. Management is considering whether such Broadband Network maintenance services will be contracted from third parties or whether we will hire qualified personnel to perform such services.

(2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to third-party sales representatives; and our allowance for doubtful accounts.

Sales commissions paid to third-party sales representatives for 2000 totaled $8.1 million, compared to $8.0 million for 1999. The majority of these commissions related to customers of IMPSAT Argentina.

During 2000, we recorded a provision for doubtful accounts of $4.8 million compared to a provision for doubtful accounts of $11.2 million for 1999. During 2000, we obtained payment of certain past due receivables from certain customers in Argentina and Colombia totaling $3.9 million. The increase in the provision for doubtful accounts for 1999 related principally to a change in our provisioning policy. At December 31, 2000, approximately 26.4% of our gross trade accounts receivable were past due more than six months compared to approximately 19% for 1999. At December 31, 2000, average days of gross trade accounts receivable equaled 71 days, compared to 90 days at December 31, 1999. While we analyze the creditworthiness of our customers and potential customers prior to entering into service contracts, we expect that as we expand our client base in the future upon the development of the Broadband Network, including services to small and medium-size corporate customers, our provisions for doubtful accounts will increase.

(3) Leased Capacity. Our leased capacity costs for 2000 totaled $74.2 million, which represents an increase of $24.5 million (or 49.4%) from 1999. We had approximately 1,203 MHz of leased satellite capacity at December 31, 2000 and 801 MHz at December 31, 1999. The expansion of our satellite capacity was primarily attributable to contractually scheduled increases in satellite capacity to match anticipated growth in customer demand. As we migrate certain of our customers in Argentina and Brazil to the Broadband Network in 2001, we expect that the increase in satellite capacity costs will decline in percentage terms as compared to prior years and as a percentage of revenues in those countries.

In addition, to satisfy increasing customer demand for higher bandwidth telecommunications links, during 2000 we increased our leased dedicated capacity on third-party fiber optic networks, spending $30.8 million for 2000, an increase of $17.8 million (or 136.6%) from 1999. These costs were incurred principally in Argentina, Brazil and the United States. We incurred these higher costs of leased fiber optic capacity in Argentina and Brazil due to the continued demand by some of our customers for greater bandwidth while we were deploying our Broadband Network and in the United States due to the expansion of our Internet service offerings in Latin America where we provide a link between Latin America and the U.S. Internet backbone. As we further deploy the Broadband Network during 2001, we anticipate transferring increasing amounts of our telecommunications traffic to the Broadband Network.

We believe that our leased satellite and fiber optic capacity costs will continue to increase in 2001 in absolute terms but that the rate of growth in such costs will decrease and that such costs should decrease as a percentage of 2001 revenues. We will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services.

In connection with certain new services which we are offering in 2001 as a result of the implementation of our Broadband Network and the effectiveness of our new license in Argentina to provide domestic and international long distance services, we will incur costs for interconnection and telephony termination costs and frequency rights. Pursuant to regulations adopted in Argentina in connection with the de-monopolization of telephony in November 2000, the Argentine government adopted a rate of $0.011 per minute for interconnection charges for new telephony providers to terminate calls with other providers.

(4) Costs of Equipment Sold. Excluding cost of equipment related to our Broadband Network development costs for Global Crossing, we incurred costs of equipment sold in 2000 of $12.3 million, a $7.1 million (or 137.3%) increase from 1999.

      Salaries and Wages. Salaries and wages for 2000 totaled $68.9 million, an increase of $22.7 million (or 49.3%) from 1999. The increase resulted primarily from:

•	an increase in the number of employees, from 1,107 at December 31, 1999 to 1,711 at December 31, 2000, particularly in connection with the expansion of our operations in Brazil and the development of the Broadband Network, and

•	increases in the salaries, wages and recruiting costs of our personnel to match market rates for personnel with the expertise we require and increases in cost of living.

      IMPSAT Argentina incurred salaries and wages for 2000 of $29.1 million, an increase of $9.3 million (or 47.4%) from 1999. IMPSAT Argentina increased its number of employees from 385 at December 31, 1999 to 587 at December 31, 2000. Our Brazil operations incurred salaries and wages for the fourth quarter of 2000 and during the entire year totaling $6.1 million and $14.1 million, respectively. These amounts represent an increase of $4.5 million and $9.2 million (or 300.2% and 187.0%) from the corresponding periods during 1999. IMPSAT Brazil increased its number of employees to 438 persons at December 31, 2000, compared to 60 persons at December 31, 1999. Because many of these new personnel commenced employment only towards the end of the third quarter, the impact of the increase in the number of employees was not recognized in our salaries and wages expenses until the fourth quarter of 2000. We expect salaries and wages expenses to increase as we expand our business over the Broadband Network in Argentina and Brazil. We also expect to increase the number of employees throughout 2001, although at a much lower level than during 2000. However, because most of our recruitment and hiring for the operation of the Broadband Network has now been completed, we expect that increases in our salaries and wages costs in future periods will decline as percentage of revenues for such periods as compared to prior periods.

      Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent, and

•	plant services, telephone and energy expenses.

      We incurred SG&A expenses of $58.5 million for 2000. SG&A expenses increased $17.8 million (or 43.9%) from 1999. SG&A expenses at IMPSAT Argentina for 2000 totaled $26.1 million, an increase of $9.2 million (or 54.3%) from SG&A expenses incurred by IMPSAT Argentina for 1999. Compared to 1999, the increase in SG&A expenses reflect higher publicity and promotion expenses, travelling expenses and advisory services related to the deployment of the Broadband Network. We expect SG&A expenses to continue to increase as we grow our operation of the Broadband Network and seek to expand our customer and services base to take advantage of our new infrastructure. The operation of the Broadband Network and the development of a new structure for sales and customer expansion, including sales to small and medium-size corporate customers, will cause higher levels of SG&A expenses.

      Depreciation and Amortization. Our depreciation and amortization expenses for 2000 totaled $84.5 million, a decrease of $45.6 million (or 35.0%) compared to our depreciation and amortization for 1999. Depreciation and amortization for IMPSAT Argentina for 2000 totaled $38.2 million. The decrease in our depreciation and amortization expense reflects our decision at the end of the third quarter of 1999 to change the depreciable life of some of our customers’ premises telecommunications equipment in light of technological advances, which resulted in a one-time depreciation and amortization charge in that quarter. Depreciation and amortization expenses will increase in future periods due to the development of the Broadband Network and our acquisition of additional associated customer premises equipment. We monitor technological advances to determine whether additional adjustments in the depreciable life of certain of our telecommunications equipment will be appropriate in future periods.

      Interest Expense, Net. During 2000, we incurred interest expense of $112.9 million and earned interest income of $27.4 million. This compares to interest expense of $63.0 million and interest income of $7.4 million during 1999. For 2000, IMPSAT Argentina’s interest expense totaled $12.5 million ($11.1 million after eliminating intercompany items), compared to $13.7 million ($6.1 million after eliminating intercompany items) for 1999.

      Our higher levels of interest income in 2000 related to our increased holdings of cash and other trading investments resulting from the unused proceeds of our debt and equity offerings completed in the first quarter of 2000. As we utilize such cash and investments for capital expenditures and general corporate purposes throughout 2001, we expect our interest income to decrease.

      Our total indebtedness at December 31, 2000 was $968.2 million, compared to $484.3 million at December 31, 1999. At December 31, 2000, total outstanding indebtedness at IMPSAT Argentina totaled $159.4 million ($151.9 million after eliminating intercompany items), compared to $130.2 million ($61.2 million after eliminating intercompany items) as of December 31, 1999. The increase in our interest expense reflects higher interest bearing indebtedness in 2000 compared to 1999, which resulted from increased levels of borrowing associated with our development of the Broadband Network, including the vendor financing agreements that we signed with Nortel Networks, Inc. in October 1999 and Lucent Technologies in September 2000 for a total of up to $313.4 million to construct the Broadband Network in Argentina and Brazil and the issuance in February 2000 of our $300 million 13 3/4% Senior Notes due 2005. At December 31, 2000 we had borrowed a total of $243.4 million under our vendor financing agreements for the Broadband Network and have unused commitments of $70.0 million under these agreements. We anticipate that interest expense will increase in the future based on expected increased levels of borrowing under the Nortel financing agreements and additional financing arrangements which we expect to enter into with other vendors. See “— Liquidity and Capital Resources.” For 2000, the average interest rate on our indebtedness was 12.7%, compared to an average interest rate of 11.3% for 1999.

      Net (Loss) Gain on Foreign Exchange. We recorded net losses on foreign exchange for 2000 of $10.6 million. This compares to net losses of $8.0 million for 1999. The increase in our net losses on foreign exchange was principally caused by the devaluation of the Brazilian real against the U.S. dollar.

      Other Income, Net. We recorded other income, net, for 2000 of $0.7 million, compared to other income, net, of $15.3 million for 1999. During 1999, we recorded other income, net, of $13.9 million in connection with the sale of our retail internet businesses in Argentina and Brazil to El Sitio, Inc.

      Benefit from (Provision for) Income Taxes. We recorded a benefit for income taxes (all of which are for foreign taxes) of $4.5 million for 2000, compared to a benefit from income taxes of $20.7 million for 1999. The decrease in benefit from income taxes relates to a higher net loss carry-forward recorded in 1999 as a result of the one-time increased depreciation expense which we realized upon a change in our depreciation policy on certain of our customer premises telecommunication equipment in September 1999.

      Net Loss Attributable to Common Stockholders. For 2000, we incurred a net loss attributable to common stockholders of $154.1 million, an increase of $22.6 million (or 17.2%) from 1999.

1999 Compared to 1998

      Revenues. Our net revenues for 1999 totaled $228.5 million, an increase of $20.4 million, or 9.8%, from net revenues for the same period in 1998. Growth in net revenues was achieved despite a significant economic recession through the Latin american region, especially in the countries where most of our operations were deployed (Argentina, Colombia, Venezuela). In addition to its general adverse effect on revenue and client growth, the recession in certain cases accelerated pricing pressures then existing in the Company’s more mature markets.

      Our revenue growth for 1999 was attributable to an overall increase in the number of customers and services we provided to them offset, in part, by decreasing prices. Excluding Internet and fax store and forward customers, we had a total of 1,745 customers at December 31, 1999, compared to 1,467 customers at year end 1998.

      Revenue figures included $8.6 million from retail internet services in Argentina and Brazil, which were sold to El Sitio, Inc. in the fourth quarter of 1999, and $2.0 million in retail internet services in Colombia that was transferred to El Sitio in April 2000.

      The recessions in Argentina and Colombia and, to a lesser extent, increased competition resulted in some of our customers canceling their contracts or reducing the services we provided to them. Our business in Colombia, our second oldest market, was adversely affected by the severe economic recession experienced during 1999.

      We completed our first full year of operations in Brazil in 1999. Although IMPSAT Brazil’s expansion of its customer base (90 customers as of December 31, 1999 compared to 48 customers as of the same date in 1998) and operations continued, adverse economic conditions in Brazil, including the devaluation of the real against the U.S. dollar, caused IMPSAT Brazil’s revenues in U.S. dollar terms to be lower than expected. Revenues recorded by Mandic during 1999 as compared to 1998 were also negatively affected by the devaluation of the Brazilian real against the U.S. dollar during 1999.

      On October 5, 1999, we merged Mandic into IMPSAT Brazil, and Mandic S.A. ceased operations. On October 6, 1999, IMPSAT Brazil sold the retail internet business acquired in the Mandic merger for $12.3 million to O Site Entretenimentos Ltda., a subsidiary of El Sitio.

      Direct Costs. Our direct costs for 1999 totaled $107.8 million, an increase of $38.9 million, or 56.4%, compared to 1998. Of our total direct costs for 1999, $54.4 million related to the operations of IMPSAT Argentina and $20.3 million related to the operations of IMPSAT Colombia. This compared to $32.0 million at IMPSAT Argentina and $17.3 million at IMPSAT Colombia for 1998. Direct costs for IMPSAT Brazil, which commenced operations towards the end of the second quarter of 1998, totaled $8.8 million for 1999. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

(1) Contracted Services. In 1999, our contracted services costs totaled $21.9 million, compared to $17.9 million in 1998. Of this amount, maintenance costs for our telecommunications network infrastructure totaled $17.4 million, compared to $12.7 million for 1998. IMPSAT Argentina’s maintenance costs totaled $7.8 million, compared to $5.9 million in 1998. Our maintenance costs increased because we had more infrastructure. In addition, our installation costs totaled $9.4 million, compared to $7.6 million for 1998. Installation costs at IMPSAT Argentina totaled $5.3 million for 1999 as compared to $4.3 million for 1998.

(2) Other Direct Costs. Other direct costs principally included licenses and other fees; sales commissions paid to third-party sales representatives; and our allowance for doubtful accounts.

Sales commissions paid to third-party sales representatives totaled $8.0 million, compared to $6.8 million for 1998. Most of these commissions related to customers of IMPSAT Argentina.

We recorded a provision for doubtful accounts of $11.2 million compared to $5.3 million for the same period in 1998. At December 31, 1999, excluding amounts owed by two large former customers (Empresa Nacional de Correos y Telégrafos S.A., the former Argentine national postal service known as ENCOTESA, and IBM de Argentina) that were the subject of litigation at that date, approximately 19% of our gross trade accounts receivable were past due more than six months.

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

In addition, due to a general slowdown in the collection of receivables that commenced in the second quarter of 1999 in Argentina and some of the other countries of our operations, which we attributed to economic difficulties experienced in those countries, we added approximately $2.5 million to our allowance for doubtful accounts in the third quarter of 1999. In particular, our collection of receivables in Argentina was adversely affected by the recession in that country during 1999. IMPSAT Argentina’s average days outstanding for net trade receivables due was 90 days at December 31, 1999. This represented an improvement from IMPSAT Argentina’s average days outstanding for net trade receivables due of 97 days at June 30, 1999, but a decline from 69 days at December 31, 1998.

In February, 2000, IMPSAT reached an agreement with IBM de Argentina for the settlement of its receivables due from that company, for which we received approximately $2.0 million of the approximately $2.3 million amount reserved.

(3) Leased Capacity. Our leased capacity cost totaled $49.7 million, which represented an increase of $18.4 million, or 59.0%, from the corresponding period in 1998. We had approximately 801 MHz of leased satellite capacity at December 31, 1999 and 650 MHz at December 31, 1998.

The expansion of our satellite capacity was primarily attributable to contractually scheduled increases in satellite capacity to match anticipated growth in customer demand. A portion of this increase was related to the growth in our SCPC services compared to our VSAT services. SCPC earth stations use larger amounts of satellite capacity than do VSAT microstations. However, we did not need as much satellite capacity as we contracted for, due to adverse economic conditions in Latin America. As a result, our satellite capacity cost as a percentage of revenues increased substantially from prior periods.

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

      Salaries and Wages. Salaries and wages totaled $46.2 million, an increase of $8.0 million, or 20.9%, from the 1998. The increase resulted primarily from:

•	an increase in the number of employees, from 1,029 at December 31, 1998 to 1,107 at December 31, 1999, particularly in connection with the progression of our operations in Brazil, and the development of the Broadband Network

•	increases in the salaries and wages of our personnel to match market rates for personnel with the expertise we require and increases in cost of living

      IMPSAT Argentina incurred salaries and wages for 1999 of $19.7 million compared to $16.3 million in 1998. Salaries and wages for 1999 relating to the Broadband Network totaled $3.0 million. Salaries and wages for 1999 paid with respect to IMPSAT Brazil and Mandic totaled $4.7 million. IMPSAT Brazil increased its number of employees by 60 persons, or 50.4%, during 1999 in connection with the Company’s development of operations in that country.

      Selling, General and Administrative Expenses. We incurred SG&A expenses of $40.6 million for 1999. SG&A expenses increased $3.4 million, or 9.3%, from 1998. SG&A expenses at IMPSAT Argentina totaled $18.1 million, an increase of $1.2 million, or 6.9%, from SG&A expenses incurred by IMPSAT Argentina for 1998.

      The increase in SG&A expenses principally reflected increased SG&A expenses incurred by our then two newest subsidiaries, IMPSAT Brazil and Mandic, both of which had commenced operations around the end of the second quarter of 1998. SG&A expenses incurred by IMPSAT Brazil totaled $5.9 million compared to $5.6 million in the corresponding period in 1998. Mandic’s SG&A expenses totaled $1.6 million compared to $2.2 million in the corresponding period in 1998.

      The increased SG&A expenses also reflected growth in our operations and the development and implementation of the Broadband Network. For example, the increase in our expenses for legal, tax and consultancy advice to $8.5 million compared to $7.1 million for 1998 was attributable to the expansion of our operations, including the financing and development of the Broadband Network.

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

      Interest Expense, Net. Our net interest expense totaled $55.6 million. This consisted of interest expense of $63.0 million and interest income of $7.4 million. Our net interest expense increased $10.9 million, or 24.3%, from net interest expense for 1998. Our net interest expense for 1998 was $49.4 million.

      The increase in our net interest expense reflected higher average outstanding indebtedness in 1999 compared to 1998 as a result of our issuance in June 1998 of $225 million principal amount of 12  3/8% Senior Notes due 2008. For 1999, the average interest rate on our indebtedness was 11.3%, compared to an average interest rate of 12.1% for 1998. Our total indebtedness as of December 31, 1999 was $438.1 million, as compared to $419.7 million as of December 31, 1998.

      Net Loss on Foreign Exchange. We recorded a net loss on foreign exchange of $8.0 million, compared to a net gain of $0.7 million for 1998. The increase was principally caused by the devaluation of the Brazilian real against the U.S. dollar.

      Benefit from (Provision for) Income Taxes. We recorded a benefit from income taxes (all of which are for foreign taxes) of $20.7 million compared to a provision for income taxes of $3.8 million for 1998. The increased benefit from income taxes was attributable to the expected net loss carry-forwards that we were able to use in later periods as a result of the accelerated depreciation expense taken beginning the third quarter of 1999 with respect to some of our customer premises telecommunications equipment.

      Net Loss Attributable to Common Stockholders. For 1999, we incurred a net loss attributable to common stockholders of $131.5 million, compared to $34.0 million for 1998. In addition to other items described in the preceding paragraphs, the principal reasons for the increase in our net loss attributable to common stockholders as compared to prior periods related to:

•	our foreign exchange losses caused by the devaluation of the Brazilian real against the U.S. dollar

•	accrued dividends of $14.0 million on our preferred stock, compared to $10.0 million during 1998

Liquidity and Capital Resources

      We will continue to make significant capital expenditures in the next several years in connection with the Broadband Network, the further development of our operations in Brazil and new customer accounts (for which we install our equipment on customer premises). We also have, and will continue to have, substantial interest expense.

      At December 31, 2000, we had total cash, cash equivalents and short-term investments of $308.6 million. These amounts relate principally to:

•	unused proceeds from our $300 million 13 3/4 Senior Notes Due 2005 offering in February 2000

•	unused proceeds of our initial public offering in February 2000 of 11,500,000 shares of our common stock and from our simultaneous private placement of 2,850,000 shares of common stock to British Telecommunications plc, one of our existing stockholders

      On September 13, 2000, we announced plans to extend the Broadband Network by constructing a 2,000 kilometer long-haul link between the cities of Curitiba and Porto Alegre in Brazil and the city of Parana in Argentina. Civil construction on the new link was commenced in September 2000. The new link will connect with the Broadband Network that is currently deployed in Argentina, Brazil and Chile and will result in the creation of a fully integrated fiber optic network connecting Santiago, Chile, Buenos Aires, Argentina and São Paulo and Rio de Janeiro, Brazil with points in between. We anticipate that the cost of the new link will be approximately $100 million and will be financed through the sale of IRUs over the link to 360networks, vendor financing and/or from our existing cash, cash equivalents and short-term investments. We expect to complete the link by the end of the third quarter of 2001.

      Including the costs of the new link described in the preceding paragraph, our budget contemplates that we will need during 2001 approximately $330 million (including amounts spent to date) for capital expenditures. We have executed definitive long-term vendor financing agreements with

•	Nortel for commitments of up to approximately $297.4 million, which we are using to pay for Nortel’s construction of the segments of our Broadband Network in Argentina and Brazil (of which $221.6 million had been disbursed at December 31, 2000)

•	Lucent for commitments of up to $16.0 million for the purchase of fiber optic cable for the long-haul segments of the Broadband Network in Argentina (all of which has been disbursed at the end of 2000), and

•	Ericcson for commitments of up to $9.0 million for the purchase of telephony equipment which will be used in the Broadband Network in Argentina in connection with our new license to provide telephony services in Argentina (of which $3.7 million had been disbursed at December 31, 2000).

      In addition, we are negotiating additional vendor financing arrangements with our current and other potential vendors.

      As set forth in our consolidated statement of cash flow, our operating activities used $87,000 of net cash flow during 2000, compared to $3.9 million generated during 1999. The decrease in cash flow from operating activities in 2000 was primarily attributable to an increase in our net loss, an increase in our net trade receivables and other receivables and other non-current assets and a decrease in our depreciation and amortization expense.

      Financing activities, principally our offering of our 13 3/4% Senior Notes due 2005, our initial public offering and our private placement of common stock to British Telecommunications, provided $486.0 million in net cash for 2000, compared with $139.3 million for 1999. For 2000, we used $511.5 million in net cash flow for investing activities, compared to $134.0 million in 1999. Of this amount, $240.9 million is represented by the purchase of high-quality short-term investments with the proceeds of our initial public offering, private placement and the $300 million 13  3/4% Senior Notes due 2005. We plan to use these amounts for capital expenditures, general corporate purposes and working capital as needed in coming periods.

      In addition, we have used $203.1 million in non-cash investing and financing activities related to the development of the Broadband Network for 2000, principally as a result of disbursements under the vendor financing agreements with Nortel and Lucent.

      At December 31, 2000, we had leased satellite and fiber optic capacity with total annual rental commitments of approximately $30.0 million through the year 2005. In addition, at December 31, 2000, we had commitments to purchase telecommunications equipment amounting to approximately $25.8 million. We also have commitments of approximately $79.5 million with respect to purchases of IRUs for undersea submarine fiber optic capacity with which we intend to link our telecommunications networks in our countries of operation with and among each other and other parts of the World.

Forward Looking Statements and General Description of Accounts

      Forward Looking Statements. Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include but are not limited to:

•	our expectations and estimates as to completion dates, construction costs and subsequent maintenance and growth of the broadband network we are building

•	our ability to implement successfully our operating strategy and to sell capacity on our Broadband Network, and

•	future financial performance, including growth in sales and income.

      Factors that could cause our actual results to differ materially from those expressed in any forward-looking statements we make include those in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2000, and the following factors, among others:

•	the rate of expansion of our network and/or customer base

•	inaccuracies in our forecasts of customer or market demand

•	loss of a customer that provides us with significant revenues

•	highly competitive market conditions

•	changes in or developments under laws, regulations and licensing requirements

•	changes in telecommunications technology

•	currency fluctuations, and

•	changes in economic conditions in the Latin American countries where we operate.

      These factors should not be construed as exhaustive. We will not update or revise any forward-looking statements.

      Broadband Network. During 2000, we deployed our new Broadband Network in Argentina, Brazil and Chile. Our Broadband Network, which is comprised of 6,455 kilometers of long-haul fiber optic backbones and 830 kilometers of metropolitan area fiber optic and wireless links, stretches from the Pacific Ocean at Valparaiso, Chile to the Atlantic Ocean, at Las Toninas, Argentina and between Curitiba, Rio de Janeiro, São Paulo and Belo Horizonte, Brazil. The Broadband Network, which uses advanced transmission technologies including dense wave division multiplexing (DWDM), asynchronous transfer mode (ATM) and Internet protocol (IP), links major metropolitan areas throughout Argentina and Brazil along the long-haul routes and includes fiber optic and wireless metropolitan area local loops in those cities. In addition, we own and operate a 1,500 route kilometer long-haul fiber optic network in Colombia.

      We are currently constructing an additional link between Parana, Argentina and Curitiba, Brazil to create the first high-speed broadband network connecting Argentina, Brazil and Chile which will be ready for operation by the end of 2001. At the end of this year, we expect that the Broadband Network will extend 9,660 kilometers of long-haul fiber optic backbones and 1,160 kilometers of metropolitan area backbones.

      In order to provide our customers with connectivity to other parts of the Latin American region and worldwide and to expand the reach of the Broadband Network, we have acquired on an indefeasible right of use (IRU) basis capacity on undersea submarine cables that enable us to link our Broadband Network to other parts of Latin America, North America, Europe and Asia.

      We have a total of approximately 210,000 square feet of advanced data center space in Argentina, Brazil, Chile, Mexico and the United States. Our data centers will complement our existing hosting facilities, which collectively occupy approximately 70,000 square feet of building space in those countries.

      Revenues. During 2000, our revenues were derived from five principal types of services. Those telecommunications services were (i) data and value added services; (ii) Internet services; (iii) services to carriers; (iv) sales of equipment; and (v) Broadband Network development services. With the exception of the Broadband Network development services revenues, the final installment of which we expect to receive during the first half of 2001, our revenues for 2001 and thereafter will be concentrated along these lines of service.

      With respect to data and value added services and Internet services, we provide those services to our customers under contracts which typically range from six months to five years, but generally are for three years. Where applicable, the customer generally pays an installation charge at the beginning of the contract, and thereafter the customer pays a monthly fee based on the quantity and type of equipment installed and the type and level of telecommunications capacity provided. Except in Brazil, the fees stipulated in the contracts are generally denominated in U.S. dollar equivalents. Services (other than installation fees) are billed on a monthly or quarterly, predetermined basis, which coincide with the rendering of the services. We report our revenues net of deductions for sales taxes.

      With the introduction and commissioning of our Broadband Network, we have commenced the sale of wholesale connectivity services to other telecommunications carriers on an IRU and other long-term basis. In 2000, we entered into IRU sales with Global Crossing over portions of our Broadband Network in Argentina, Brazil and Peru, and in February 2001 entered into IRU sales with 360 networks, Inc. over portions of our Broadband Network in Argentina, Brazil and Chile. We have or will receive fixed advance payments for the IRUs upon the execution of the IRU capacity agreements and the initiation into service of the IRUs and will recognize revenue from the IRU sales ratably over the life of the IRU, which we expect generally will cover a period of 20 to 25 years. Amounts received in advance and not recognized in a particular reporting period are recorded as deferred revenue in our consolidated balance sheets. As part of our service offerings to telecommunications carriers, we will provide IRU maintenance services and collocation services in our telehouses located in the major metropolitan areas of the countries in which we are located. IRU maintenance services and collocation services will be billed on a monthly or quarterly predetermined basis and recognized upon the provision of the services.

      We have sold, and expect to continue to sell telecommunications equipment to certain of our customers in connection with our providing telecommunications solutions to those customers and as part of a package of integrated telecommunications solutions. Over the life of our Company, we have been able to obtain important telecommunications services contracts as a result of our initial implementation of a tailor-made telecommunications solution to address the specific needs of a customer, and several of these solutions have included the initial sale of telecommunications equipment. We record revenue from equipment sales upon delivery and acceptance by our customers.

      Finally, during 2000, we recorded Broadband Network development revenues from our turnkey construction for Global Crossing of certain dedicated ducts for the terrestrial portions of Global Crossing’s Southern Crossing system. These portions included the construction of ducts and other backhaul provisioning between the submarine cable landing points of Global Crossing’s Southern Crossing in Argentina, Brazil, Chile and Peru. Revenues relating to our Broadband Network development for Global Crossing were recorded upon our delivery to, and provisional acceptance by, Global Crossing of the respective terrestrial segments. We recorded revenues of $57.7 million for this construction in 2000 and expect to finish the delivery of the contracted segments during the first half of 2001. We do not currently have any additional plans to enter into similar contracts in the future with Global Crossing or other parties.

      We have experienced, and anticipate that we will continue to experience, downward pressure on our prices for our telecommunications service offerings as we continue to expand our customer base and as competition for telecommunications services grows upon the continuing deregulation of the telecommunications sector in Latin America. When we have renewed and/or expanded our contracts with existing customers, the prices we charge have generally declined. We believe, however, that our construction and operation of the Broadband Network will help us to improve our competitive position in the Latin American telecommunications sector by enabling us to offer new higher-bandwidth products and services to a wider array of existing and new customers.

      Costs and Expenses. Our costs and expenses principally include:

•	direct costs

•	salaries and wages

•	selling, general and administrative expenses, and

•	depreciation and amortization.

      Our direct costs include payments for leased satellite transponder and fiber optic capacity, interconnection and termination costs for our new telephony offerings and frequency rights. Building the Broadband Network will decrease our payments for leased capacity as a percentage of revenues. However, we will continue to incur leased capacity and related costs in order to address our customers’ telecommunications needs in areas beyond the geographical reach of our Broadband Network. The other principal items comprising direct costs are contracted services costs and other direct costs. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. Beginning in 2001, we will incur additional maintenance costs with respect to the Broadband Network. Installation and de-installation costs are the costs we incur when we install or remove earth stations, microstations and other equipment from customer premises. Other direct costs principally include:

•	Licenses and other fees

•	Sales commissions paid to third-party sales representatives, and

•	Allowance for doubtful accounts

      Our selling, general and administrative expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent, and

•	plant services and corporate telecommunication and energy expenses.

      Currency Risks. Except in Brazil, our contracts with customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during 2000. Given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, we are exposed to exchange rate risk. Furthermore, under Brazilian law, our contracts with customers in Brazil cannot be linked to the exchange rate between the Brazilian real and the U.S. dollar. Our expansion in Brazil will increase our exposure to exchange rate risks. To date, we have not hedged any of these exposures.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk

      The sections below highlight our exposure to interest rate and foreign exchange rate risks and change in the market values of our investment in equity securities. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at December 31, 2000 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during year 2000. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

      We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. Our floating rate indebtedness has increased and is expected to increase further as we draw down commitments under the Nortel financing agreements to cover expenditures relating to our contracts with Nortel to construct the Broadband Network in Argentina and Brazil. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk.

	Expected Maturity Date
Twelve Months
Ending December 31,	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value

Senior Notes (fixed rate)	—	—	$125,000	—	$300,000	$225,000	$650,000	$421,625

Avg. interest rate			12.13%		13.75%	12.38%	12.96%

Term Notes (fixed rate)	$16,253	$14,258	$12,212	$7,761	$3,458	$2,553	$56,495	$56,495

Avg. interest rate	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%

Vendor Financing (variable rate)	$22,124	$44,251	$44,251	$45,004	$45,510	$46,005	$247,145	$247,145

Avg. interest rate	10.09%	10.09%	10.09%	10.09%	10.09%	10.09%	10.09%

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

      Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. Our expansion in Brazil, including our development of the Broadband Network in Brazil, has, and will continue to, increase our exposure to exchange rate risks. Revenues from services from our Brazilian operations for 1999 and 2000 represented approximately 6.7% and 10.4% of our total net revenues from services for 1999 and for 2000, respectively. However, this proportion can be expected to increase significantly in future periods in connection with the progression of our operations in Brazil and the development of the Broadband Network. At March 15, 2001, the real traded at a rate of R$2.08 = $1.00. We do not believe that a hypothetical 10% devaluation in the market exchange rate of the real over the remaining eight and one half months ending December 31, 2001 would result in a material reduction in potential revenues from our Brazilian operations during 2001.

      Changes in Market Value of Investment. We hold a fair value basis investment of approximately 14.0% of the common stock of El Sitio, Inc., which is publicly traded on the Nasdaq National Market System. Our investment in El Sitio is subject to equity price and overall stock market risk. See Note 4 to our consolidated financial statements. Our El Sitio investment is included in non-current assets and is accounted for as “available for sale” securities under SFAS No. 115 because our ownership is less than 20% and we do not have the ability to exercise significant influence over El Sitio’s operations.

      Our investment in El Sitio, which is in the Internet industry, is subject to significant fluctuations in fair market value due to the volatility of the stock market. A hypothetical 20% decrease in the share price of El Sitio’s common stock from the price at December 31, 2000 would decrease the fair value of our investment by $0.7 million.

      On October 30, 2000, El Sitio announced that it had entered into an agreement with affiliates of Ibero-American Media Partners II Ltd., a joint venture between the Cisneros Group of Companies and Hicks, Muse, Tate & Furst Incorporated, to combine El Sitio’s interactive assets with Ibero-American Media Partners’ media assets in the Latin American region to form a new company to be called Claxson Interactive Group. As part of the combination, our shares in El Sitio would be converted into an equal number of shares in Claxson Interactive Group. We have agreed with Ibero-American Media Partners to vote our shares of El Sitio common stock in favor of the combination. El Sitio has announced that it expects that the combination will be consummated in the first half of 2001.

      In the future, we may make additional equity investments in other privately or publicly held corporations for business and strategic purposes.

Item 8.  Financial Statements and Supplementary Data

      Information required by this Item is included herein beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Officers

      Information required by this Item is included in the registrant’s definitive proxy statement, dated March 30, 2001, under the heading “Proposal One — Election of Directors — Information as to Directors and Nominees” and “Further Information — Board of Directors and Executive Officers,” each of which is incorporated herein by reference pursuant to General Instruction G(3).

Item 11.  Executive Compensation

      Information required by this Item is included in the registrant’s definitive proxy statement, dated March 30, 2001, under the headings “Further Information — Executive Compensation,” which is incorporated herein by reference pursuant to General Instruction G(3).

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information required by this Item is included in the registrant’s definitive proxy statement, dated March 30, 2001, under the heading “Security Ownership of Management and Certain Beneficial Owners”, which is incorporated herein by reference pursuant to General Instruction G(3).

Item 13.  Certain Relationships and Related Transactions

      Information required by this Item is included in the registrant’s definitive proxy statement dated March 30, 2001, under the heading “Certain Relationships and Related Transactions,” which is incorporated herein by reference pursuant to General Instruction G(3).

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) List of Financial Statements

      Consolidated Financial Statements of IMPSAT Fiber Networks, Inc. and Subsidiaries

•	Consolidated Balance Sheets as of December 31, 2000 and 1999
•	Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2000
•	Consolidated Statements of Comprehensive Loss for Each of the Three Years in the Period Ended December 31, 2000.
•	Consolidated Statements of Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2000
•	Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2000

      Consolidated Financial Statements of IMPSAT S.A. and Subsidiaries

•	Balance Sheets as of December 31, 2000 and 1999
•	Statements of Operations for Each of the Three Years in the Period Ended December 31, 2000
•	Statements of Comprehensive Loss for Each of the Three Years in the Period Ended December 31, 2000.
•	Statements of Stockholder’s Equity for Each of the Three Years in the Period Ended December 31, 2000
•	Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2000

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

     (b) Reports on Form 8-K.

      During the period covered by this Report, the registrants filed with the Commission the following current reports on Form 8-K:

•	On February 16, 2000, announcing the consummation on February 16, 2000 of the sale of IMPSAT Fiber Networks, Inc.’s $300,000,000 13- 3/4% Senior Notes due 2005 pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended

•	On March 1, 2000, announcing IMPSAT Fiber Networks, Inc.’s consolidated operating results for the fourth quarter and full year 1999

•	On May 2, 2000, announcing IMPSAT Fiber Networks, Inc.’s consolidated operating results for the first quarter 2000

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, on March 30, 2001.

IMPSAT Fiber Networks, Inc.

By:	/s/RICARDO A. VERDAGUER

Ricardo A. Verdaguer,
President and Chief
Executive Officer

Date:	March 30, 2001

IMPSAT S.A.

By:	/s/MARCELO GIROTTI

Marcelo Girotti
Director and Regional Manager

Date:	March 30, 2001

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below (each, a “Signatory”) constitutes and appoints Guillermo Jofré and José R. Torres and Enrique Diz (each, an “Agent,” and collectively, “Agents”) or either of them, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for and in his name, place and stead, in any and all capacities, to sign this Report and any and all amendments thereto and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission. Each Signatory further grants to the Agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary, in the judgment of such Agent, to be done in connection with any such signing and filing, as full to all intents and purposes as he might or could do in person, and hereby ratifies and confirms all that said Agents, or any of them, or their or his other substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ENRIQUE M. PESCARMONA Enrique M. Pescarmona	Chairman of the Board of Directors of IMPSAT Fiber Networks, Inc.	March 30, 2001

/s/ RICARDO A. VERDAGUER Ricardo A. Verdaguer	Director, President and Chief Executive Officer of IMPSAT Fiber Networks, Inc.	March 30, 2001

/s/ GUILLERMO JOFRÉ Guillermo Jofré	Chief Financial Officer of IMPSAT Fiber Networks, Inc.	March 30, 2001

/s/ JOSÉ R. TORRES José R. Torres	Vice President, Administration and Chief Accounting Officer of IMPSAT Fiber Networks, Inc.	March 30, 2001

/s/ ROBERTO VIVO CHANETON Roberto Vivo Chaneton	Director of IMPSAT Fiber Networks, Inc.	March 30, 2001

/s/ ALEXANDER RIVELIS Alexander Rivelis	Director and Vice President, Carrier’s Carrier of IMPSAT Fiber Networks, Inc.	March 30, 2001

/s/ LUCAS PESCARMONA Lucas Pescarmona	Director of IMPSAT Fiber Networks, Inc.	March 30, 2001

/s/ SOFIA PESCARMONA Sofia Pescarmona	Director of IMPSAT Fiber Networks, Inc.	March 30, 2001

/s/ STEPHEN R. MUNGER Stephen R. Munger	Director of IMPSAT Fiber Networks, Inc.	March 30, 2001

Signature	Title	Date

/s/ JERÓNIMO BOSCH Jerónimo Bosch	Director of IMPSAT Fiber Networks, Inc.	March 30, 2001

Carlos Zamora	Director of IMPSAT Fiber Networks, Inc.	March 30, 2001

John McElligott	Director of IMPSAT Fiber Networks, Inc.	March 30, 2001

/s/ ENRIQUE DIZ Enrique Diz	Attorney-in-Fact	March 30, 2001

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below (each, a “Signatory”) constitutes and appoints Guillermo Jofre, Jose R. Torres and Enrique Diz (each, an “Agent,” and collectively, “Agents”) and each or any of them, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for and in his name, place and stead, in any and all capacities, to sign this Report and any and all amendments thereto and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission. Each Signatory further grants to the Agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary, in the judgment of such Agent, to be done in connection with any such signing and filing, as full to all intents and purposes as he might or could do in person, and hereby ratifies and confirms all that said Agents, or any of them, or their or his other substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICARDO A. VERDAGUER Ricardo A. Verdaguer	Chairman of the Board of Directors of IMPSAT Argentina	March 30, 2001

/s/ ENRIQUE M. PESCARMONA Enrique M. Pescarmona	Director of IMPSAT Argentina	March 30, 2001

/s/ ROBERTO VIVO CHANETON Roberto Vivo Chaneton	Director of IMPSAT Argentina	March 30, 2001

Pedro Mayol	Director of IMPSAT Argentina	March 30, 2001

/s/ MARCELO GIROTTI Marcelo Girotti	Director of IMPSAT Argentina	March 30, 2001

/s/ JOSE R. TORRES Jose R. Torres	Director of IMPSAT Argentina (principal financial officer)	March 30, 2001

/s/ JORGE PATERNOSTRO Jorge Paternostro	Manager, Administration of IMPSAT Argentina (principal accounting officer)	March 30, 2001

/s/ ENRIQUE DIZ Enrique Diz	Attorney-in-Fact	March 30, 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of IMPSAT Fiber Networks, Inc.:

      We have audited the accompanying consolidated balance sheets of IMPSAT Fiber Networks, Inc. and its subsidiaries (the “Company”) as of December 31, 1999 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Certified Public Accountants
Miami, Florida
February 9, 2001

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

	December 31,

	1999	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$97,507	$67,737

Trading investments		240,892

Trade accounts receivable, net	52,176	83,351

Other receivables	27,640	63,171

Prepaid expenses	1,703	3,722

Total current assets	179,026	458,873

BROADBAND NETWORK, Net	71,868	295,894

PROPERTY, PLANT AND EQUIPMENT, Net	310,330	450,001

NON-CURRENT ASSETS:

Investments	235,925	15,091

Intangible assets	442	87,693

Deferred income taxes, net		33,059

Deferred financing costs, net	8,985	14,804

Other non-current assets	21,756	19,335

Total non-current assets	267,108	169,982

TOTAL	$828,332	$1,374,750

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable — trade	$53,678	$113,516

Short-term debt	15,670	14,603

Current portion of long-term debt	23,007	38,377

Accrued and other liabilities	29,506	53,809

Deferred income taxes, net	51,870

Total current liabilities	173,731	220,305

LONG-TERM DEBT, Net	445,634	915,263

OTHER LONG-TERM LIABILITIES	21,391	28,307

DEFERRED REVENUES	23,200	52,290

COMMITMENTS AND CONTINGENCIES (Note 15)

REDEEMABLE PREFERRED STOCK, Convertible, Series A, 10%, cumulative dividend; 25,000 shares authorized, issued and outstanding; converted and redeemed on February 4, 2000	149,035

STOCKHOLDERS’ EQUITY:

Common Stock, $0.01 par value; 300,000,000 shares authorized, 71,605,991 shares issued and outstanding at December 31, 1999, and 91,428,570 shares issued and outstanding at December 31, 2000	716	914

Additional paid in capital	221,013	541,615

Accumulated deficit	(202,934)	(357,075)

Treasury stock, 14,917,915 shares, at cost	(125,000)

Amount paid in excess of carrying value of assets acquired from related party	(4,827)	(4,259)

Deferred stock-based compensation		(5,438)

Accumulated other comprehensive income (loss)	126,373	(17,172)

Total stockholders’ equity	15,341	158,585

TOTAL	$828,332	$1,374,750

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,

	1998	1999	2000

NET REVENUES:

Data and value added services	$183,337	$195,114	$213,171

Internet	20,240	26,160	35,298

Services to carriers			2,201

Sales of equipment	4,512	7,177	13,797

Total net revenues from services	208,089	228,451	264,467

Broadband network development revenues			57,676

Total net revenues	208,089	228,451	322,143

COSTS AND EXPENSES:

Direct costs:

Contracted services	17,897	21,853	29,573

Other direct costs	16,096	31,055	21,349

Leased capacity	31,228	49,666	74,188

Broadband network cost			34,729

Cost of equipment sold	3,665	5,187	12,308

Total direct costs	68,886	107,761	172,147

Salaries and wages	38,198	46,174	68,922

Selling, general and administrative	37,189	40,631	58,471

Depreciation and amortization	36,946	130,071	84,488

Total costs and expenses	181,219	324,637	384,028

Operating income (loss)	26,870	(96,186)	(61,885)

OTHER INCOME (EXPENSES):

Interest income and investment gains	4,686	7,418	27,394

Interest expense	(49,384)	(62,979)	(112,894)

Net gain (loss) on foreign exchange	675	(8,042)	(10,614)

Other income, net	760	15,305	704

Total other expenses	(43,263)	(48,298)	(95,410)

LOSS BEFORE INCOME TAXES, CUMULATIVE EFFECT

AND MINORITY INTEREST	(16,393)	(144,484)	(157,295)

(PROVISION FOR) BENEFIT FROM INCOME TAXES	(3,805)	20,733	4,547

LOSS BEFORE CUMULATIVE EFFECT AND MINORITY

INTEREST	(20,198)	(123,751)	(152,748)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING

PRINCIPLE, NET OF TAX	(1,269)
(INCOME) LOSS ATTRIBUTABLE TO MINORITY

INTEREST	(2,502)	6,225

LOSS BEFORE DIVIDENDS ON REDEEMABLE

PREFERRED STOCK	(23,969)	(117,526)	(152,748)

DIVIDENDS ON REDEEMABLE PREFERRED STOCK	(10,018)	(14,017)	(1,393)

NET LOSS ATTRIBUTABLE TO COMMON

STOCKHOLDERS	$(33,987)	$(131,543)	$(154,141)

NET LOSS PER COMMON SHARE:

BASIC AND DILUTED	$(0.71)	$(2.42)	$(1.74)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:

BASIC AND DILUTED	47,983	54,447	88,534

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars)

	Years Ended December 31,

	1998	1999	2000

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(33,987)	$(131,543)	$(154,141)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:

Foreign currency translation adjustment	(526)	(1,724)	(4,167)

Change on unrealized gain (loss) on investment available for sale, net of taxes		128,623	(139,378)

TOTAL	(526)	126,899	(143,545)

COMPREHENSIVE LOSS	$(34,513)	$(4,644)	$(297,686)

See notes to consolidated financial statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Common Stock		Additional
			Paid In	Accumulated
	Shares	Stock	Capital	Deficit

BALANCE AT DECEMBER 31, 1997	59,671,661	$597	$100,196	$(37,404)

Acquisition of treasury stock	(14,917,915)

Acquisition of IMPSAT Brazil Dividends on redeemable preferred stock				(10,018)

Amortization of amount paid in excess of carrying value of net assets acquired from related party

Foreign currency translation adjustment

Net loss for the year				(23,969)

BALANCE AT DECEMBER 31, 1998	44,753,746	597	100,196	(71,391)

Dividends on redeemable preferred stock				(14,017)

Common stock issuance	11,934,330	119	120,817

Amortization of amount paid in excess of carrying value of net assets acquired from related party Change on unrealized gain on investment available for sale, net of taxes

Foreign currency translation adjustment

Net loss for the year				(117,526)

BALANCE AT DECEMBER 31, 1999	56,688,076	716	221,013	(202,934)

Dividends on redeemable preferred stock				(1,393)

Issuance of common shares in Initial Public Offering, net of offering expenses	14,350,000	144	229,206

Issuance of common stock in exchange for minority interest in IMPSAT Argentina, Colombia and Venezuela	5,472,579	54	92,980

Issuance of common stock upon conversion of Series A preferred shares	14,917,915		(7,022)

Deferred stock-based compensation			5,438

Amortization of amount paid in excess of carrying value of net assets acquired from related party

Change on unrealized loss on investment available for sale, net of taxes

Foreign currency translation adjustment

Net loss for the year				(152,748)

BALANCE AT DECEMBER 31, 2000	91,428,570	$914	$541,615	$(357,075)

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars)

		Amount Paid
		In Excess of
		Carrying		Accumulated
		Value		Other
		Of Net Assets	Deferred	Comprehensive
	Treasury	Acquired From	Stock-Based	(Loss)
	Stock	Related Party	Compensation	Income	Total

BALANCE AT DECEMBER 31, 1997					$63,389

Acquisition of treasury stock	$(125,000)				(125,000)

Acquisition of IMPSAT Brazil		$(5,679)			5,679)

Dividends on redeemable preferred stock					(10,018)

Amortization of amount paid in excess of carrying value of net assets acquired from related party		284			284

Foreign currency translation adjustment				$(526)	(526)

Net loss for the year					(23,969)

BALANCE AT DECEMBER 31, 1998	(125,000)	(5,395)		(526)	(101,519)

Dividends on redeemable preferred stock					(14,017)

Common stock issuance					120,936

Amortization of amount paid in excess of Carrying value of net assets acquired from related party		568			568

Change on unrealized gain on investment available for sale, net of taxes				128,623	128,623

Foreign currency translation adjustment				(1,724)	(1,724)

Net loss for the year					(117,526)

BALANCE AT DECEMBER 31, 1999	(125,000)	(4,827)		126,373	15,341

Dividends on redeemable preferred Stock					(1,393)

Issuance of common shares in Initial Public Offering, net of offering expenses					229,350

Issuance of common stock in exchange for minority interest in IMPSAT Argentina, Colombia and Venezuela					93,034

Issuance of common stock upon conversion of Series A preferred shares	125,000				117,978

Deferred stock-based compensation			$(5,438)

Amortization of amount paid in excess of carrying value of net assets acquired from related party		568			568

Change on unrealized loss on investment available for sale, net of taxes				(139,378)	(139,378)

Foreign currency translation adjustment				(4,167)	(4,167)

Net loss for the year					(152,748)

BALANCE AT DECEMBER 31, 2000		$(4,259)	$(5,438)	$(17,172)	$158,585

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Years Ended December 31,

	1998	1999	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(23,969)	$(117,526)	$(152,748)
Adjustments to reconcile net loss to net cash provided by (used in)

operating activities, net of acquisition:

Cumulative effect of a change in accounting principle	1,269

Amortization and depreciation	36,946	130,071	84,488

Deferred income tax benefit	(127)	(23,790)	(3,036)

Gross profit from broadband network development			(27,639)

Changes in assets and liabilities:

Increase in trade accounts receivable, net	(10,128)	(5,202)	(31,175)

Decrease (increase) in prepaid expenses	75	291	(2,019)

Increase in other receivables and other non-current assets	(1,443)	(17,679)	(33,110)

Increase in accounts payable — trade	4,204	20,212	59,838

Increase in deferred revenues		23,200	87,757

Increase in accrued and other liabilities	6,979	4,532	24,303

Increase (decrease) in other long-term liabilities	2,934	(10,260)	(6,746)

Net cash provided by (used in) operating activities	16,740	3,849	(87)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in trading investments			(240,892)

Build-out of broadband network		(11,833)	(56,325)

Purchases of property, plant and equipment	(107,461)	(97,388)	(213,827)

Cash paid in Mandic S.A. acquisition, net	(8,485)	(3,700)

Cash paid in IMPSAT Brazil merger	(5,679)

Purchases of available for sale investment		(21,527)

(Increase) decrease in other investment	(6,530)	473	(437)

Net cash used in investing activities	(128,155)	(133,975)	(511,481)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (payments on) borrowings from short-term debt	(31,358)	(3,592)	(1,067)

Proceeds from long-term debt, net of deferred financing costs	228,097	46,101	321,453

Repayments of long-term debt	(5,216)	(24,109)	(31,271)

Proceeds from issuance of common stock, net		120,936	229,350

Acquisition of treasury stock	(125,000)

Cash paid in redemption of preferred stock			(32,500)

Proceeds from issuance of redeemable preferred stock	125,000

Net cash provided by financing activities	191,523	139,336	485,965

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH

EQUIVALENTS	(526)	(1,724)	(4,167)

NET INCREASE (DECREASE) IN CASH AND CASH

EQUIVALENTS	79,582	7,486	(29,770)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,439	90,021	97,507

CASH AND CASH EQUIVALENTS AT END OF YEAR	$90,021	$97,507	$67,737

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$45,967	$63,127	$93,532

Foreign income taxes paid	$1,901	$1,751	$2,264

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accrued dividends on redeemable preferred stock	$10,018	$14,017	$1,393

Fair value of net assets acquired in Mandic S.A.

Acquisition	$1,794

Change to unrealized gain on investment available for sale, net of tax		$128,623	$(139,378)

Rights of way agreements		$15,134	$18,697

Broadband network vendor financing		$46,219	$184,397

Issuance of treasury stock upon conversion of preferred stock			$117,978

Issuance of common stock in exchange of minority interest of IMPSAT Argentina, IMPSAT Colombia and IMPSAT Venezuela			$93,034

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands of U.S. dollars, except for per share amounts)

1.  General

      IMPSAT Fiber Networks, Inc., a Delaware holding company (the “Company”), is a leading integrated provider of broadband Internet, data and voice services in Latin America. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. In addition, the Company has built an extensive pan-Latin American high capacity fiber optic network (“Broadband Network”) and is currently undertaking its second phase of extension which it expects to complete during 2001.

      The Company currently provides telecommunications services to its customers using its local access and long haul fiber optic and satellite networks. The deployed facilities include 15 metropolitan area networks in the largest cities of the region, long haul networks across Argentina, Brazil, Chile and Colombia, and leased submarine capacity to link South America to the United States. Finally, during 2000 the Company deployed 210,000 square feet of advanced data centers in Argentina, Brazil, Chile, Mexico and United States to complement its existing hosting facilities of 70,000 square feet.

      The Company’s operating subsidiaries are wholly owned (except for a small number of shares issued to other persons to comply with local corporate law requirements). A listing of the Company’s operating subsidiaries is as follows:

Argentina	Impsat S.A.
Brazil	Impsat Comunicacoes Ltda.
Chile	Impsat Chile S.A.
Colombia	Impsat S.A.
Ecuador	Impsatel del Ecuador S.A.
Mexico	Impsat S.A. de C.V.
Peru	Impsat S.A.
USA	Impsat USA, Inc.
Venezuela	Telecomunicaciones Impsat S.A.

      In addition, the Company owns other subsidiaries, which serve intermediary functions to the Company and its operating subsidiaries.

2.  Initial Public Offering

      The Company completed an initial public offering (“IPO”) of 11,500,000 shares of common stock on February 4, 2000. On the same date, British Telecommunications plc (“BT”) purchased 2,850,000 shares of the Company’s common stock simultaneously with the IPO to maintain its approximate current ownership share in the Company. In anticipation of the IPO, on January 11, 2000, the Company’s Board of Directors (the “Board”) amended and restated the articles of incorporation of the Company to change the name of the Company to IMPSAT Fiber Networks, Inc. and authorized 300,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of “blank check” preferred stock, $0.01 par value. In addition, the Board approved a .592 for 1 reverse common stock split (see Note 3), adopted a stockholders rights plan and approved the issuance of 5,472,579 shares of common stock to the minority shareholders in IMPSAT Argentina, IMPSAT Venezuela and IMPSAT Colombia in exchange for their minority interests in those subsidiaries. The acquisition of these minority interests was accounted for under the purchase method and resulted in approximately $88.1 million in goodwill.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, the Company redeemed approximately $32.5 million of the redeemable preferred stock and the holders converted their remaining preferred shares into 14,917,915 shares of common stock.

3.  Summary of Significant Accounting Policies

      Basis of Presentation — The financial statements are presented on a consolidated basis and include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents — Cash and cash equivalents are time deposits with maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

      Revenue Recognition — Revenues from data, value-added and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery and acceptance by customer. In addition, the Company has entered into, and expects to enter into in the future, agreements granting indefeasible rights of use (“IRUs”) to portions of its broadband network capacity. Pursuant to these agreements, the Company will receive fixed advance payments for the IRU and will recognize the revenue from the IRU ratably over the life of the IRU. Amounts received in advance are recorded as deferred revenue in the accompanying consolidated balance sheets. The Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC’s views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC’s interpretation of revenue recognition.

      No single customer accounted for greater than 10% of total net revenues from services for the years ended December 31, 1998, 1999 or 2000.

      Broadband Network — Portions of the Broadband Network are under construction. Costs in connection with the construction, installation and expansion of the Broadband Network are capitalized. Depreciation will be computed using the straight-line method over the life of the rights of way for the related network. Rights of way agreements represent the fees paid and the net present value of fees to be paid per signed agreements entered into for obtaining rights of way and other permits for the Broadband Network. These capitalized agreements are being amortized over the term of the rights of way, which range from 10 to 20 years.

      In addition, the Company during 2000 acquired IRUs from other entities for its own purposes. Such IRU investments are capitalized and amortized over their estimated useful lives, not to exceed 15 years. The acquired IRUs have a 25-year term. In those cases where the right of use has been acquired for a longer period of time (25 years) management believes that, due to anticipated advances in technology, the Company’s IRUs are not likely to be productive assets beyond 15 years.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the Broadbond Network are depreciated and amortized over the following estimated useful lines:

Network infrastructure	10-15 years

Right of way	10-20 years

IRU investments	15 years

Equipment and materials	10 years

      Property, Plant and Equipment — Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	10-25 years

Operating communications equipment	5-10 years

Furniture, fixtures and other equipment	2-10 years

      The operating communications equipment owned by the Company is subject to rapid technological obsolescence; therefore it is reasonably possible that the equipment’s estimated useful lives could change in the near future.

      Investments — Investments covered under the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, are classified by the Company as either “trading” for short term investments and “available for sale” for long term investments and are carried at fair value. Unrealized gains or losses, net of tax, for available for sale investments are included in accumulated other comprehensive income (loss) within stockholders’ equity. Unrealized gains and losses for trading investments are recorded into income. All other investments are carried at cost.

      Deferred Financing Costs — Debt issuance costs and transaction fees, which are associated with the issuance of the Company’s 12 1/8% Senior Guaranteed Notes due 2003 (the “Senior Guaranteed Notes”), the 13 3/4% Senior Notes due 2005 (the “Senior Notes 2005”) and the 12 3/8% Senior Notes due 2008 (the “Senior Notes 2008”) are being amortized (and charged to interest expense) over the term of the related notes on a method which approximates the level yield method.

      Intangible Assets — Intangible assets consist of goodwill of $88.1 million, created in the acquisition of the minority interest of certain operating subsidiaries discussed in Note 2, and $4.9 million, created by the acquisition of certain assets, licenses and permits by IMPSAT Colombia. These intangible assets are being amortized on a straight-line basis over a period of 15 and 4 years, respectively.

      The Company reviews the carrying value of goodwill on an ongoing basis. If such review indicates that these values may not be recoverable, the Company’s carrying value will be reduced to its estimated fair value.

      Long-Lived Assets — Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded for the years ended December 31, 1998, 1999, and 2000.

      Income Taxes — Deferred income taxes result from temporary differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

      Foreign Currency Translation — The Company’s subsidiaries generally use the U.S. dollar as the functional currency. Accordingly, the financial statements of the subsidiaries were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

functional currency are included as net gain or loss on foreign exchange, except for IMPSAT Brazil, which uses the local currency as the functional currency and which is included in accumulated other comprehensive income (loss) in stockholders’ equity.

      Fair Value of Financial Instruments — The Company’s financial instruments include receivables, investments, payables, short- and long-term debt. The Company’s Senior Guaranteed Notes, Senior Notes 2005 and 2008 and trading and available for sale investments, were valued at market closing prices at December 31, 1999 and 2000. The fair value of all other financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of December 31, 1999 and 2000.

      At December 31, 1999 and 2000, the fair value of the Company’s financial instruments was as follows:

	1999	2000

12.125% Senior Guaranteed Notes due 2003	$119,000	$98,750

13.75% Senior Notes due 2005		198,000

12.375% Senior Notes due 2008	205,000	124,875

Trading Investments		240,892

Available for sale investments	225,700	7,166

      Stock-Based Compensation — SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee and non-employee members of the Board compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee members of the Board are measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee or non-employee member of the Board must pay for the stock. The Company also provides the required disclosures of SFAS No. 123.

      Stock Split — On January 11, 2000, the Company’s Board approved a .592 to 1 reverse common stock split (see Note 2). Retroactive restatement has been made to all share amounts to reflect the stock split.

      Net Loss Per Common Share — Basic earnings per share is computed based on the average number of common shares outstanding and diluted earnings per share is computed based on the average number of common and potential common shares outstanding under the treasury stock method.

      Accumulated Other Comprehensive Income (Loss) — Accumulated other comprehensive income (loss) is comprised as follows:

		Unrealized
		Gain (Loss)
	Foreign	Available for
	Currency	Sale
	Translation	Investment	Total

Balance at December 31, 1998	$(526)		$(526)

Change during the year	(1,724)	$128,623	126,899

Balance at December 31, 1999	(2,250)	128,623	126,373

Change during the year	(4,167)	(139,378)	(143,545)

Balance at December 31, 2000	$(6,417)	$(10,755)	$(17,172)

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reclassifications — Certain amounts in the 1998 and 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

      New Accounting Pronouncement — In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, an amendment to SFAS No. 133. SFAS No. 137 deferred the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the Company’s consolidated financial statements.

4.  Investments

      The Company’s investments consist of the following at December 31, 1999 and 2000:

	1999	2000

Trading investments, at fair value	$—	$240,892

Investment, at cost	$10,235	$7,925

Investment in common stock, at fair value (cost: $21,527 in 1999 and $24,275 in 2000)	225,690	7,166

Total	$235,925	$15,091

      The Company’s trading investments consist of high-quality, short-term investments with maturities of less than 360 days. The Company’s trading investments represent the unused proceeds of the IPO and Senior Notes 2005.

      The Company’s cost basis investment represents a less than 1% ownership in an unaffiliated entity established for the purchase and leasing of satellite capacity time. The Company’s investment in common stock is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure.

5.  Trade Accounts Receivable

      Trade accounts receivable, by operating subsidiaries, at December 31 are summarized as follows:

	December 31,

	1999	2000

IMPSAT Argentina	$49,989	$75,116

IMPSAT Brasil	1,791	6,553

IMPSAT Colombia	6,655	6,662

IMPSAT Venezuela	7,074	6,311

All other countries	6,487	11,218

Total	71,996	105,860

Less: allowance for doubtful accounts	(19,820)	(22,509)

Trade accounts receivable, net	$52,176	$83,351

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers’ financial history is analyzed.

      The activity for the allowance for doubtful accounts for the years ended December 31, 1998, 1999 and 2000 is as follows:

	December 31,

	1998	1999	2000

Beginning balance	$5,933	$10,109	$19,820

Provision for doubtful accounts	5,312	11,232	4,806

Write-offs, net of recoveries	(1,136)	(1,521)	(2,117)

Ending balance	$10,109	$19,820	$22,509

6.  Other Receivables

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries as follows at December 31:

	December 31,

	1999	2000

IMPSAT Argentina	$13,606	$33,678

IMPSAT Brazil	1,122	12,538

IMPSAT Colombia	5,269	4,149

IMPSAT Venezuela	1,757	2,156

All other countries	5,886	10,650

Total	$27,640	$63,171

7.  Broadband Network and Agreements

      Broadband network and related equipment consists of the following at December 31, 2000:

	December 31,

	1999	2000

Network infrastructure		$199,274

Right of ways	$15,134	33,266

Equipment and materials	4,018	43,906

IRU investments		20,010

Total	19,152	296,456

Less: accumulated depreciation	(1,318)	(5,383)

Total	17,834	291,073

Under construction — Network infrastructure	51,966	3,424

Under construction — Global Crossing ducts	2,068	1,397

Total	$71,868	$295,894

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The recap of accumulated depreciation for the years ended December 31, 1998, 1999 and 2000, is as follows:

	December 31,

	1998	1999	2000

Beginning balance		$296	$1,318

Depreciation expense	$296	1,022	4,365

Disposals and retirements			(300)

Ending balance	$296	$1,318	$5,383

      Nortel Networks Agreements — On September 6, 1999, the Company executed two turnkey agreements with Nortel Networks Limited (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina and Brazil for approximately $265 million.

      On October 25, 1999, each of IMPSAT Argentina and IMPSAT Brazil signed definitive agreements with Nortel to borrow an aggregate of up to approximately $149.1 million and $148.3 million, respectively, of long term vendor financing. The financing, which will be disbursed over a two year period with final maturity in 2006, will be used to finance Nortel’s construction of the segments of the Broadband Network in Argentina and Brazil as well as additional purchases of telecommunications equipment. The Company has guaranteed the obligations of each of IMPSAT Argentina and IMPSAT Brazil under the Nortel financing agreements. Additionally, the Company has obtained additional vendor financing from Lucent Technologies, Ericsson and Tellabs OY for the acquisition of fiber optic cable and other telecommunications equipment for the Broadband Network for an aggregate of up to approximately $28.2 million. The Company had amounts due under Broadband Network vendor financing totaling approximately $60.0 million and $247.1 million as of December 31, 1999 and 2000, respectively.

      Agreements with Global Crossing — The Company during 1999 and 2000 entered into a series of definitive agreements with Global Crossing Ltd. and its subsidiaries (“Global Crossing”) in connection with the development of the Broadband Network and with Global Crossing’s development of its South American Crossing undersea cable project (“South American Crossing”).

      On September 22, 1999, the Company entered into an agreement with Global Crossing to construct the terrestrial portion of the South American Crossing between Las Toninas, Argentina on the Atlantic Ocean and Valparaiso, Chile on the Pacific Ocean (the “Trans-Andean Crossing System”), as follows:

•	construction of three ducts (the “Global Crossing Ducts”) and related facilities over 230 route miles between Las Toninas and Buenos Aires, Argentina and over 290 route miles between Mendoza, Argentina and Valparaiso, Chile for approximately $39 million.

•	licensing to Global Crossing of one duct on our Broadband Network between the cities of Buenos Aires and Mendoza in Argentina for approximately $25 million.

      The Company commenced construction of the Trans-Andean Crossing System in September 1999. The Company accumulated construction costs for the Global Crossing Ducts in projects under construction and deferred recognition of all payments received from Global Crossing until completion and delivery of the respective ducts. In September 2000, the Company completed and delivered to Global Crossing the portion of the Trans-Andean Crossing System connecting Las Toninas, Argentina and Santiago, Chile. The Company expects to complete the delivery of a final segment between Santiago, Chile and Global Crossing’s landing point in Valparaiso, Chile in the first quarter of 2001. As part of the Broadband Network and the South American Crossing, the Company also constructed turnkey backhaul segments and granted IRUs to Global Crossing in Peru and Brazil between Global Crossing’s landing points in those countries and its metropolitan

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

points of presence located at the Company’s telehouses in Lima, Peru and Sao Paulo and Rio de Janeiro, Brazil. In connection with the delivery of such infrastructure to Global Crossing during 2000, the Company recognized revenues and direct costs totaling $57.7 million and $34.7 million, respectively.

      As part of its arrangements with Global Crossing, the Company has agreed to purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing’s fiber optic cable networks worldwide. These rights enable the Company to interconnect the Company’s networks in Argentina and Brazil and give the Company global international access. The Company had purchased approximately $12.6 million under this agreement as of December 31, 2000.

      Agreements with 360networks — In addition to its agreements with Global Crossing, during the year ended December 31, 2000, the Company entered into a framework agreement with 360networks, Inc. with respect to the grant of IRUs of up to 25 years on the Company’s Broadband Network, including network maintenance services and telehousing space. During 2000, the Company received approximately $5 million from 360networks related to these agreements.

8.  Property, Plant and Equipment

      Property, plant and equipment at December 31, consisted of:

	December 31,

	1999	2000

Land	$3,985	$10,398

Building and improvements	31,102	55,792

Operating communications equipment	486,528	622,664

Furniture, fixtures and other equipment	21,337	33,703

Total	542,952	722,557

Less: accumulated depreciation	(242,706)	(306,404)

Total	300,246	416,153

Equipment in transit	5,339	15,285

Works in process	4,745	18,563

Property, plant and equipment, net	$310,330	$450,001

      The recap of accumulated depreciation for the years ended December 31, 1998, 1999 and 2000 is as follows:

	December 31,

	1998	1999	2000

Beginning balance	$92,255	$126,728	$242,706

Depreciation expense	36,027	118,834	74,156

Disposals and retirements	(1,554)	(2,856)	(10,458)

Ending balance	$126,728	$242,706	$306,404

9.  Short-Term Debt

      Several of the Company’s subsidiaries maintain short-term credit facilities with local banks. These credit facilities are denominated in U.S. dollars, with interest rates ranging from 7.95% to 18.40%. The Company’s subsidiaries have historically refinanced these short term credit facilities on an annual basis. As of

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 1999 and 2000, amounts outstanding under these credit facilities totaled approximately $15.7 million and $14.6 million, respectively.

10.  Long-Term Debt

      The Company’s long-term debt at December 31, is detailed as follows:

	December 31,

	1999	2000

12.125% Senior Guaranteed Notes due 2003	$125,000	$125,000

13.75% Senior Notes due 2005		300,000

12.375% Senior Notes due 2008	225,000	225,000

Term notes payable, maturing from 2001 through 2004; collateralized by equipment, the assignment of customer contracts and investment; denominated in:

U.S. dollars (interest rates 6.30% – 12.50%)	35,886	27,959

Local currency (interest rates 10.47% – 20.53%)	15,509	17,177

Eximbank notes payable (9.30%), maturing semiannually through 2001 and 2004.	7,285	11,359

Vendor financing (8.30% – 11.87%), maturing 2004 to 2008	59,961	247,145

Total long-term debt	468,641	953,640

Less: current portion	(23,007)	(38,377)

Long-term debt, net	$445,634	$915,263

      The scheduled maturities of long-term debt at December 31, 2000 are as follows:

Fiscal Year

2001	$38,377

2002	58,509

2003	181,463

2004	52,765

2005 and thereafter	622,526

Total	$953,640

      The Senior Guaranteed Notes, the Senior Notes 2005 and 2008, the vendor financing and some of the term notes contain certain covenants requiring certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Income Taxes

      The composition of the (provision for) benefit from income taxes, all of which are for foreign taxes, for the years ended December 31, 1998, 1999 and 2000 is as follows:

	December 31,

	1998	1999	2000

Current	$(3,932)	$(3,765)	$1,511

Deferred	127	24,498	3,036

Total	$(3,805)	$20,733	$4,547

      The foreign statutory tax rates range from 15% to 35% depending on the particular country. There is no provision or benefit for U.S. income taxes, as the Company has net operating loss carryforwards in the amount of approximately $41.4 million, which begin to expire in the year 2010. Deferred taxes result from temporary differences in revenue recognition, depreciation methods and net operating loss carryforwards. The composition of net deferred tax (liability) asset at December 31 is as follows:

	1999	2000

Deferred tax assets:

Net operating loss carryforwards:

Domestic	$18,127	$41,364

Foreign	13,889	35,850

Allowance for doubtful accounts	4,263	2,895

Property, plant and equipment	11,919	13,670

Services to carriers		6,549

Other	1,138	2,716

Gross deferred tax assets	49,336	103,044

Less: valuation allowance	(25,666)	(76,338)

Net deferred tax asset	23,670	26,706

Available for sale investments	(75,540)	6,353

Net deferred tax (liability) asset	$(51,870)	$33,059

      As there is no assurance that the Company will generate sufficient earnings to utilize its available tax assets, a valuation allowance has been established to offset deferred tax assets.

12.  Stock Option Plans

      1998 Plan — In December 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”), pursuant to which 4,776,016 shares of Company’s common stock were reserved for issuance upon exercise of options. The 1998 Plan is designed as a means to retain and motivate key employees and directors. The Company’s compensation committee, or in the absence thereof, the Board, administers and interprets the 1998 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including executive officers and directors (whether or not they are employees) of the Company or affiliated companies. Options granted under the 1998 Plan are on such terms and at such prices as determined by the compensation committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant. The 1998 Plan will terminate on December 1, 2008, unless sooner terminated by the Company’s Board.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the 1998 Plan, the Company granted options for 441,650 shares at an exercise price of $8.38 during the year ended December 31, 1998 and options for 393,340 shares at an exercise price of $10.47 during the year ended December 31, 1999 and options for 507,100 shares at an exercise price of $17.00 during the year ended December 31, 2000. These options vest on each of the first, second and third anniversaries of the date of grant, as to 10%, 30%, and 30%, respectively, of the granted shares. On the fourth anniversary of the date of grant, the option vests as to the remainder of the granted shares. The options vest fully upon a change of control of the Company.

      1999 Plan — On January 5, 2000, the Company’s Board adopted the 1999 Stock Option Plan (the “1999 Plan”), which provides for the grants to its key officers and employees of stock options that are non- qualified for U.S. federal income tax purposes. The terms of the 1999 Plan are otherwise identical to those of the 1998 Plan except that:

•	The total number of shares of the Company’s common stock for which options may be and were granted pursuant to the 1999 Plan is 355,214;

•	The exercise price is $1.69 per share of common stock; and

•	Ten percent, twenty percent, thirty percent and forty percent of the options granted vest on each of the fourth, fifth, sixth and seventh anniversaries, respectively, of the date of grant or upon a change of control of the Company.

      The expiration date of the 1999 Plan is January 5, 2010.

      In connection with the stock options granted under the 1999 Plan, the Company recorded $5.4 million in stockholders’ equity as deferred compensation during January 2000. The deferred compensation will be amortized to expense over the vesting period, which commences four years after the date of grant.

      A summary of stock option transactions during each of the three years in the period ended December 31, 2000 is presented below:

		Weighted
	Number	Average
	of Shares	Exercise Price

Granted and outstanding at December 31, 1998.	441,650	8.38

Granted	393,340	10.47

Outstanding at December 31, 1999	834,990	9.36

Granted	862,314	10.70

Cancelled	(29,427)	14.48

Outstanding at December 31, 2000	1,667,877	9.96

Stock Options

Exercisable at:

December 31, 1998	—	—

December 31, 1999	44,165	$8.38

December 31, 2000	170,692	$8.85

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning outstanding stock options at December 31, 2000:

	Options Outstanding

		Weighted		Options Exercisable
		Average
	Number of	Remaining	Weighted	Number	Weighted
Range of	Options	Contractual	Average	of Options	Average
Exercise Price	Outstanding	Life	Exercise Price	Outstanding	Exercise Price

$1.69-$8.38	796,864	8 Years	$5.40	132,495	$8.38

$10.47	381,973	8 Years	10.47	38,197	10.47

$17.00	489,040	8 Years	17.00	—	—

	1,667,877	8 Years	$9.96	170,692	$8.85

      The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation costs been recognized based on the fair value at the date of grant for options awarded under the 1998 and 1999 Plans, the pro forma amounts of the Company’s net loss attributable to common stockholders and net loss per common share for the years ended December 31, 1998, 1999 and 2000 would have been as follows:

	1998	1999	2000

Net loss attributable to common stockholders:

As reported	$(33,987)	$(131,543)	$(154,141)

Pro Forma	(33,987)	(131,892)	(156,715)

Net loss per common share:

As reported	$(0.71)	$(2.42)	$(1.74)

Pro Forma	(0.71)	(2.42)	(1.77)

      The fair value of the options granted in 1998 and 1999 was estimated using the minimum value method prescribed by SFAS No. 123 for nonpublic entities and the fair value of the options granted in 2000 was estimated using the Black-Scholes option-pricing model assuming no dividend yield and the following weighted average assumptions:

	1998	1999	2000

Risk-free interest rate	7.0%	7.0%	10.8%

Expected option lives in years	4	4	4

Volatility	—	—	155%

      The weighted average fair value of options granted during 1998, 1999 and 2000 was $1.21, $1.51 and $14.95, respectively.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Operating Segment Information

      The Company’s operating segment information, by subsidiary, is as follows for the years ended December 31, 1998, 1999 and 2000:

					All other
2000	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues

Data and value added services:

Broadband	$24,481	$2,322	$11,337	$1,896	$1,350	$(168)	$41,218

Satellite	58,824	12,946	29,503	23,191	25,729	(9,213)	140,980

Other	18,227	1,909	11,036	1,572	6,321	(8,092)	30,973

Subtotal	101,532	17,177	51,876	26,659	33,400	(17,473)	213,171

Internet	12,164	10,149	2,943	1,392	13,925	(5,275)	35,298

Services to carriers	1,605	596					2,201

Sales of equipment	12,924	333		75	465		13,797

Total net revenues from services	128,225	28,255	54,819	28,126	47,790	(22,748)	264,467

Broadband network	32,272	9,336			16,068		57,676

Total net revenues	160,497	37,591	54,819	28,126	63,858	(22,748)	322,143

Operating income (loss)	(19,973)	(26,867)	4,765	92	(19,902)		(61,885)

Total assets	494,775	223,766	115,584	55,760	484,865		1,374,750

					All other
1999	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues

Data and value added services:

Broadband	19,036	304	11,679	1,428	1,382	(115)	33,714

Satellite	64,453	5,366	39,241	18,484	20,330	(7,028)	140,846

Other	10,997	1,093	7,248	1,770	4,163	(4,717)	20,554

Subtotal	94,486	6,763	58,168	21,682	25,875	(11,860)	195,114

Internet	9,130	1,740	2,879	1,290	14,728	(3,607)	26,160

Sales of equipment	6,593	65		260	259		7,177

Total net revenues from services	110,209	8,568	61,047	23,232	40,862	(15,467)	228,451

Operating income (loss)	(40,988)	(16,213)	(10,120)	(2,786)	(26,079)		(96,186)

Total assets	272,978	79,064	83,691	40,407	352,192		828,332

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					All other
1998	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues

Data and value added services:

Broadband	15,942	58	15,437	837	667	(66)	32,875

Satellite	64,983	1,477	36,493	11,821	19,397	(4,104)	130,067

Other	11,752	2,199	4,153	2,140	3,229	(3,078)	20,395

Subtotal	92,677	3,734	56,083	14,798	23,293	(7,248)	183,337

Internet	6,084	142	2,949	421	13,359	(2,715)	20,240

Sales of equipment	1,780		1,415	217	1,100		4,512

Total net revenues from services	100,541	3,876	60,447	15,436	37,752	(9,963)	208,089

Operating income (loss)	14,779	(7,611)	21,458	366	(2,122)		26,870

Total assets	234,844	27,348	105,187	36,269	123,570		527,218

14.  Related Party Transactions

      The Company in the normal course of its business provides telecommunications network services to affiliates of stockholders. During the years ended December 31, 1998, 1999 and 2000, such services totaled approximately $10.1 million, $11.0 million and $18.9 million, respectively. In addition, the Company also enters into transactions with such affiliates, which primarily include financial (borrowings), insurance, and employee benefits services. During the years ended December 31, 1998, 1999 and 2000, such transactions totaled approximately $4.3 million, $9.1 million and $10.7 million, respectively.

      During 2000, the Company made approximately $1.1 million in payments to BT for satellite capacity.

      Investment banking fees amounting to $5.9 million, $4.1 million and $18.3 million, respectively were paid to representative affiliates of the former holders of the Company’s redeemable preferred stock during 1998, 1999 and 2000. These representative affiliates are current stockholders of the Company.

15.  Commitments and Contingencies

      Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $30.0 million, through the year 2005. The Company has commitments to purchase communications equipment amounting to approximately $25.8 million at December 31, 2000, and was not obligated under any letters of credit at December 31, 2000. The Company has commitments for additional IRU investments totaling approximately $79.5 million in the aggregate under its various IRU agreements.

      Guarantees — The Company is a third party guarantor of up to 75% of a $6.0 million credit facility provided to IMPSAT Venezuela by a regional development fund. At December 31, 2000, the balance outstanding on the credit facility amounted to approximately $0.4 million.

      IMPSAT Brazil has entered into a $5.9 million term note with El Camino Resources, which is guaranteed by the Company and IMPSAT Argentina. At December 31, 2000, the balance outstanding was approximately $4.2 million.

      Litigation — The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

      In November 1996, IMPSAT Argentina filed suit against a former customer, ENCOTESA, for amounts due and arising under IMPSAT Argentina’s contracts with ENCOTESA, the Argentine national postal

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service for $7.3 million. The ultimate ability of the Company to collect on this matter continues to be negotiated for settlement; however, the Company has valued this receivable at a net realizable value of zero.

      Reciprocal service agreements — During the first quarter of 2000, IMPSAT Argentina signed agreements with Movicom/ Bell South for the exchange of capacity on the two companies’ respective networks in Argentina. This agreement will enable IMPSAT Argentina to expand its footprint in the Buenos Aires metropolitan area beyond that originally included in the Broadband Network.

16.  Selected Quarterly Financial Information (Unaudited)

      Selected financial information for the quarterly periods in 2000 and 1999 is presented below:

	2000 Quarters

	First	Second	Third	Fourth

Total net revenue	$58,763	$64,754	$110,676	$87,950

Operating income (loss)	(13,463)	(18,916)	(1,933)	(27,573)

Net loss attributable to common stockholders	(29,067)	(39,825)	(26,660)	(58,589)

Net loss per common share basic and diluted	(0.36)	(0.44)	(0.29)	(0.65)

	1999 Quarters

	First	Second	Third	Fourth

Total net revenue	$53,560	$57,658	$55,911	$61,322

Operating income (loss)	1,625	42	(64,637)	(33,216)

Net loss attributable to common Stockholders	(20,496)	(17,452)	(63,029)	(30,566)

Net loss per common share basic and diluted	(0.42)	(0.24)	(0.88)	(0.39)

      Since there are changes in the weighted average number of shares outstanding each quarter, the sum of net loss per common share by quarter may not equal the total net loss per common share for the applicable year.

*  *  *  *  *  *

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of IMPSAT S.A.:

      We have audited the accompanying balance sheets of IMPSAT S.A. (the “Company”) as of December 31, 1999 and 2000, and the related statements of operations, stockholders’ equity and cash flow for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE

Buenos Aires, Argentina
February 9, 2001

IMPSAT S.A.

BALANCE SHEETS

(In thousands of U.S. dollars)

	December 31,

	1999	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$4,199	$12,051

Trade accounts receivable, net	36,046	58,680

Receivable from affiliated companies	4,130	13,303

Other receivables	13,605	33,679

Prepaid expenses	825	2,584

Total current assets	58,805	120,297

BROADBAND NETWORK, Net	28,944	118,374

PROPERTY, PLANT AND EQUIPMENT, Net	155,045	222,341

NON-CURRENT ASSETS:

Investments	10,235	11,829

Deferred income taxes, net	3,622	8,262

Other non-current assets	16,327	13,672

Total non-current assets	30,184	33,763

TOTAL	$272,978	$494,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable — trade	$32,732	$71,362

Short-term debt	10,707	8,860

Advances from affiliated companies	68,959	7,523

Current portion of long-term debt	4,411	15,385

Accrued and other liabilities	9,548	10,625

Total current liabilities	126,357	113,755

LONG-TERM DEBT, Net	46,124	127,626

OTHER LONG-TERM LIABILITIES	510	0

DEFERRED REVENUES	23,200	32,561

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:

Common stock, $0.01 per value 5,123 shares issued and outstanding at December 31, 1999; and 14,755 shares issued and outstanding at December 31, 2000	3	3

Paid in capital	82,442	250,326

Retained earnings (accumulated deficit)	(5,658)	(30,247)

Accumulated other comprehensive income	—	751

Total stockholders’ equity	76,787	220,833

TOTAL	$272,978	$494,775

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars)

	Years Ended December 31,

	1998	1999	2000

NET REVENUES FROM SERVICES:

Data and value added services	$92,677	$94,486	$101,532

Internet	6,084	9,130	12,164

Services to carriers			1,605

Sales of equipment	1,780	6,593	12,924

Total net revenues from services	100,541	110,209	128,225

Broadband network development revenues			32,272

Total net revenues	100,541	110,209	160,497

COSTS AND EXPENSES:

Direct Costs:

Contracted services	9,253	10,857	15,131

Other direct costs	10,241	20,017	12,001

Leased capacity	11,557	20,036	30,121

Broadband network cost			18,057

Cost of equipment sold	1,556	4,673	10,841

Total direct costs	32,607	55,583	86,151

Salaries and wages	16,342	19,672	29,670

Selling, general and administrative	16,298	16,903	26,478

Depreciation and amortization	20,515	59,039	38,171

Total costs and expenses	85,762	151,197	180,470

Operating income (loss)	14,779	(40,988)	(19,973)

OTHER INCOME (EXPENSES):

Interest income and investment gains	1,749	1,199	716

Interest expense	(14,571)	(13,690)	(12,513)

Net gain (loss) on foreign exchange	21	(78)	190

Other income, net	16	4820	5

Total other expense	(12,785)	(7,749)	(11,602)

INCOME (LOSS) BEFORE INCOME TAXES	1,994	(48,737)	(31,575)

BENEFIT FROM INCOME TAXES	—	5,982	6,986

NET INCOME (LOSS)	$1,994	$(42,755)	$(24,589)

See notes to financial statements.

IMPSAT S.A.

STATEMENT OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars)

	Years Ended December 31,

	1998	1999	2000

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,994	$(42,755)	$(24,589)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:

Change on unrealized gain on investment available for sale, net of taxes			751

TOTAL			751

COMPREHENSIVE LOSS	$1,994	$(42,755)	$(23,838)

See notes to financial statements.

IMPSAT S.A.

STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. dollars)

				Accumulated
				Other
	Common		Retained	Comprehensive
	Stock	Paid-in Capital	Earnings(*)	Income	Total

BALANCE AT DECEMBER 31, 1997	$3	$46,319	$14,315		$60,637

Resis Ingeniería S.A. increased paid in capital		911			911

Resis Ingeniería S.A. loss absorption		(20,788)	20,788

Net income for the year			1,994	—	1,994

BALANCE AT DECEMBER 31, 1998	3	26,442	37,097		63,542

Shareholders’ contribution		56,000			56,000

Net loss for the year			(42,755)	—	(42,755)

BALANCE AT DECEMBER 31, 1999	3	82,442	(5,658)		76,787

Shareholders’ contribution		167,884			167,884

Change on unrealized gain on investment available for sale, net of taxes				$751	751

Net loss for the year			(24,589)	—	(24,589)

BALANCE AT DECEMBER 31, 2000	$3	$250,326	$(30,247)	$751	$220,833

(*)	Includes an appropriation of retained earnings, amounting to $1,622 in 1998, and $1,890 in 1999 and 2000, to comply with legal reserve requirements in Argentina.

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,

	1998	1999	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$1,994	$(42,755)	$(24,589)

Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:

Amortization and depreciation	20,515	59,039	38,171

Deferred income tax benefit		(7,923)	(4,640)

Changes in assets and liabilities:

Increase in trade accounts receivable, net	(6,034)	(7,978)	(22,634)

Decrease (increase) in prepaid expenses	427	(463)	(1,759)

Decrease (increase) in other receivables and other non-current assets	3,016	(19,858)	(26,592)

(Increase) decrease in accounts payable – trade	(2,535)	13,629	(38,630)

(Increase) decrease in accrued and other liabilities	(104)	4,491	(1,077)

Increase in unearned revenues		23,200	9,361

Increase (decrease) in other long-term liabilities	102	(975)	(510)

Net cash provided by operating activities	17,381	20,407	6,515

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(34,288)	(45,570)	(99,379)

Purchases of broadband network		(3,235)	(5,178)

(Increase) decrease in investment	(6,530)	473	(843)

Net cash used in investing activities	(40,818)	(48,332)	(105,400)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net payments of short-term debt	(27,850)	(2,293)	(1,847)

Changes in advances from - to affiliates	57,383	6,238	(61,436)

Repayment of long-term debt	(4,513)	(48,955)	(4,498)

Proceeds from long-term debt	5,186	7,285	6,634

Capital contribution	911	56,000	167,884

Net provided by financing activities	31,117	18,275	106,737

NET INCREASE (DECREASE) IN CASH AND CASH

EQUIVALENTS	7,680	(9,650)	7,852
CASH AND CASH EQUIVALENTS AT BEGINNING OF

PERIOD	6,169	13,849	4,199

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$13,849	$4,199	$12,051

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$9,066	$12,639	$7,853

Income taxes paid			$1,900

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Change to unrealized gain on investment available for sale, net of taxes			$751

Vendor financing		$25,709	$90,340

See notes to financial statements.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS

(In thousands of U. S. dollars)

1.  General

      IMPSAT S.A. (the “Company”) provides and operates private networks of integrated data and voice telecommunications systems in Argentina. The Company’s principal line of business comprises the provision of data transmission services for large national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links and leased satellite capacity. During the year ended December 31, 2000 IMPSAT Fiber Networks, Inc., a Delaware Holding company (the “Parent Company”), exchanged shares of its common stock for the minority interests in the Company. As of December 31, 2000, the Company is a 100% owned subsidiary of the Parent Company.

2.  Summary of Significant Accounting Policies

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents — Cash and cash equivalents are highly liquid investments, including short-term investments and time deposits with maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

      Revenue Recognition — Revenues from services is recognized monthly as the services are provided. Equipment sales are recorded upon deliver and acceptance by customer.

      The Company enters into agreements granting indefeasible rights of use (“IRU”) to portions of its broadband network capacity. Pursuant to these agreements, the Company will receive fixed advance payments for the IRU and will recognize the revenue from the IRU ratably over the life of the IRU. Amounts received in advance are recorded as deferred revenue in the accompanying consolidated balance sheets.

      No single customer accounted for greater than 10% of total net revenues from services for the years ended December 31, 1998, 1999 and 2000.

      In December 1999, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC’s views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC’s interpretation of revenue recognition.

      In connection with the Company’s construction of the Broadband Network, the Company has entered into agreements with Global Crossing Development Co., a subsidiary of Global Crossings Ltd. (“Global Crossing”), granting indefeasible right of use (“IRU”) to portions of its broadband network capacity (see Note 5). Pursuant to these agreements, the Company received fixed advance payments from the IRU and will recognize the revenue from the IRU ratably over the life of the IRU. In addition to the IRU granted to Global Crossing, the Company has entered into a framework agreement with 360networks, Inc., which contemplates the grant of an IRU over the Broadband Network, and expects to have other similar transactions in the future.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENT — (Continued)

      Broadband Network — The Broadband Network has been finished during the fourth quarter of 2000. These assets are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Network Infrastructure	10-15 years

IRU investment	15 years

Equipment and materials	10 years

      Property, Plant and Equipment Costs — Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Building and improvement	10-25 years

Operating communications equipment	5-10 years

Furniture, fixtures and other equipment	2-10 years

      The operating communications equipment owned by the Company is subject to rapid technological obsolescence, therefore it is reasonably possible that the equipment’s estimated useful lives could change in the near future.

      Investments — Investments covered under the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, are classified by the Company as “available for sale” and are carried at fair value. Unrealized gains or losses, net of tax, for available for sale investments are included in accumulated other comprehensive income (loss) within stockholders’ equity. All other investments are carried at cost.

      Long-Lived Assets — Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded for the years ended December 31, 1998, 1999 and 2000.

      Income Taxes — Deferred income taxes result from temporary differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

      Foreign Currencies Translation — The translation of these financial statements into U.S. dollars has been made following the guidelines of SFAS No. 52, Foreign Currency Translation. Major operations of IMPSAT S.A. are stated in U.S. dollars. Accordingly, the U.S. dollar has been designated as the functional currency. Local currency denominated transactions are remeasured into the functional currency. Accordingly, fixed assets and stockholders account have been translated into U.S. dollars taking into account the exchange rate prevailing at each transaction date. Monetary assets and liabilities are translated using the year-end exchange. Profit and loss accounts were translated using average exchange rates for the periods in which they were accrued, except for the consumption of non-monetary assets for which their respective dollar translated costs were considered.

      Fair Value of Financial Instruments — The Company’s financial instruments include receivables, payables, short- and long-term debt. The available for sale investments were valued at market closing prices at December 31, 2000. The fair value of all other financial instruments which approximate their carrying (or contract) values have been determined using interest rates as of December 31, 1999 and 2000.

      Reclassifications — Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform with the 2000 presentation.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENT — (Continued)

      New Accounting Pronouncement — In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133, an amendment to SFAS No. 133. SFAS No. 137 deferred the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 13 on January 1, 2001 did not have a material impact on the Company’s financial statements.

3.  Trade Accounts Receivable

      Trade accounts receivable at December 31 are summarized as follows:

	December 31,

	1999	2000

Trade accounts receivable	$49,989	$75,116

Less: allowance for doubtful accounts	(13,943)	(16,436)

Trade accounts receivable, net	$36,046	$58,680

      The Company provides trade credit to its customers in the normal course of business. Prior to extending credit, the customers’ financial history is analyzed.

      The activity for the allowance for doubtful accounts for the years ended December 31, 1998, 1999 and 2000 is as follows:

	December 31,

	1998	1999	2000

Beginning balance	$5,497	$8,310	$13,943

Provision for doubtful accounts	3,453	6,280	3,035

Write-offs, net of recoveries	(640)	(647)	(542)

Ending balance	$8,310	$13,943	$16,436

4.  Other Receivables

      Other receivables consist primarily of refunds or credits pending from local government for taxes other than income, advances to suppliers other than for fixed assets, and other miscellaneous amounts due to the Company.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENT — (Continued)

5.  Broadband Network and Agreements

      Broadband network and related equipment consists of the following at December 31:

	December 31,

	1999		2000

Network Infrastructure	$		$91,206

Equipment and materials			24,127

IRU investments			4,395

Total			119,728

Less: accumulated depreciation			(2,321)

Total			117,407

Under construction – Network infrastructure		26,967	967

Under construction – Global Crossing ducts		1,977

Total		$28,944	$118,374

      The recap of accumulated depreciation for the year ended December 31, is as follows:

December 31,
2000

Depreciation expense for the year	$2,321

Ending balance	$2,321

      Nortel Networks Agreements — On September 6, 1999, the Company executed a turnkey agreement with Nortel Networks Inc. (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina for approximately $133.1 million.

      On October 25, 1999, the Company signed a definitive agreement with an affiliate of Nortel Networks to borrow an aggregate of up to approximately $149.1 million of long term vendor financing. The financing, which will be disbursed over a two year period with final maturity in 2006, will be used to finance Nortel’s construction of the segments of the Broadband Network in Argentina and the purchase of additional equipment to be used by the Company in connection with the operation of the Broadband Network. The Parent Company has agreed to guarantee the obligations of the Company under the Nortel financing agreements. The Company had amounts due under Broadband Network vendor financing totaled $39.5 million and $123.2 million as of December 31, 1999 and 2000, respectively.

      Framework Agreement with Global Crossing — On July 27, 1999, the Parent Company entered into an agreement with Global Crossing that contemplates the Parent Company or its affiliates entering into a series of definitive agreements. As part of these arrangements, Parent Company or its affiliates will purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing’s fiber optic cable networks worldwide. The Parent Company has purchased approximately $12.6 million under this agreement as of December 31, 2000.

      On September 22, 1999, the Company entered into a definitive agreement with Global Crossing to construct the terrestrial portion of the Global Crossing’s South American network between Las Toninas, Argentina on the Atlantic Ocean and Frontier with Chile, a portion of the “Trans-Andean Crossing System”.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENT — (Continued)

Construction of the Trans-Andean Crossing System commenced in September 1999. Payments expected for the turnkey construction of this portion of Trans-Andean Crossing System, are as follows:

•	construction of three ducts and related facilities over 230 route miles between Las Toninas and Buenos Aires, Argentina and between Mendoza, Argentina and Frontier with Chile, for approximately $26 million.

•	licensing to Global Crossing of one duct on our Broadband Network between the cities of Buenos Aires and Mendoza in Argentina, for approximately $25 million.

      The Company accumulated all construction costs for the Global Crossing Ducts in projects under construction and deferred all payment received from Global Crossing until completion and deliver of the respective ducts. The Company will lease space in its telehouse in Buenos Aires to Global Crossing for Global Crossing’s network operations.

      On September 2000, the Company completed and delivered the Global Crossing ducts of the Trans-Andean Crossing System between Los Toninas and the border crossing with Chile. In connection with the delivery, the Company recognized revenues and costs totalling $32.3 million and $18.1 million, respectively.

      In August 2000, the Parent Company entered into a framework agreement with 360networks whereby the Company will provide 360networks with IRUs for a period of 20-25 years on the Company’s Broadband Network and maintenance services and telehousing space in the Company facilities. During the year ended December 31, 2000, the Company received $5.0 million of advance payments from 360networks, which payments have been recorded as part of Customer Advances on Broadband Network.

6.  Property, Plant and Equipment

      Property, plant and equipment at December 31, consisted of:

	December 31,

	1999	2000

Land	$1,538	$3,160

Building, installations and improvements	19,536	37,369

Operating communications equipment	265,276	322,643

Furniture, fixtures and other equipment	10,403	16,594

Total	296,753	379,766

Less: accumulated depreciation	(145,564)	(171,141)

Total	151,189	208,625

Equipment in transit	2,686	12,928

Projects in process	1,170	788

Property, plant and equipment, net	$155,045	$222,341

      The recap of accumulated depreciation for the years ended December 31, 1998, 1999 and 2000 is as follows:

	Year Ended December 31,

	1998	1999	2000

Beginning balance	$68,654	$87,641	$145,564

Depreciation expense	20,515	59,039	35,850

Disposals and retirements	(1,528)	(1,116)	(10,273)

Ending balance	$87,641	$145,564	$171,141

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENT — (Continued)

7.  Investments

      The Company’s investments consist of the following at December 31, 1999 and 2000:

	December 31,

	1999	2000

Investment, at cost	$10,235	$7,925

Investment in common stock, at fair value New Skies Satellites N.V. ($2,748 cost)		3,904

Total	$10,235	$11,829

      The Company’s cost basis investment represents a less than 1% ownership in an unaffiliated entity established for the purchase and leasing of satellite capacity time. The Company’s investment in common stock is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure.

8.  Short-Term Debt

      The Company’s short-term debt consists of short-term credit facilities, denominated in U.S. dollars with interest rates ranging from 11% to 17%. Amounts outstanding under these facilities totaled approximately $10.7 million and $8.8 million at December 31, 1999 and 2000. The Company has historically refinanced its short-term credit facilities on an annual basis.

9.  Long-Term Debt

      The Company long-term debt is detailed as follows:

	December 31,

	1999	2000

Term notes payable (6.30% — 7.28%) maturing through 2004, collateralized by certain assets	$3,799	$1,861

Eximbank notes payable (9.30%), maturing semiannually through 2001 and 2004	7,285	11,359

Broadband Network vendor financing (11.78%) due 2006	39,451	126,024

Telephony equipment vendor financing (8.30%), maturing semiannually through 2004 to 2008		3,767

Total long-term debt	50,535	143,011

Less: current portion	(4,411)	(15,385)

Long-term debt, net	$46,124	$127,626

      The scheduled maturities of debt and credit facilities at December 31, 2000 are as follows:

Fiscal year:	Amount

2001	15,385

2002	25,978

2003	25,762

2004	26,333

2005 and thereafter	49,553

Total	$143,011

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENT — (Continued)

10.  Income Taxes

      The components of the (provision for) benefit from income taxes, for the years ended December 31, 1998, 1999 and 2000 is as follows:

	December 31,

	1998	1999	2000

Current		$(1,941)	$1,941

Deferred	$0	7,923	5,045

Total	$0	$5,982	$6,986

      The statutory tax rate in Argentina was 35% in 1998, 1999 and 2000.

11.  Commitments and Contingencies

      Commitments — The Company leases telecommunications link with annual rental commitments of approximately $8.1 million through the year 2005. In addition, the Company has commitments to purchase communications equipment amounting to approximately $14.9 million at December 31, 2000.

      Guarantees — The Company is guarantor on the $125 million 12 1/8% Senior Guaranteed Notes Due 2003 issued on July 30, 1996 by the Parent Company.

      IMPSAT Brazil has entered into a $5.9 million term note with El Camino Resources, which is guaranteed by the Company and Impsat Fiber Networks, Inc. At December 31, 2000, the balance outstanding was approximately $4.2 million.

      Litigation — The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

      In November 1996, the Company filed suit against a former customer, ENCOTESA, for amounts due and arising under the Company’s contracts with ENCOTESA, the Argentine national postal service for $7.3 million. The ultimate collectivity of this matter continues to be negotiated for settlement, however, the Company has valued this receivable at a net realizable value of zero.

      Reciprocal service agreements — During the first quarter of 2000, the Company signed agreements with Movicom/ Bell South for the exchange of capacity on the two companies’ respective networks in Argentina. This agreement will enable the Company to expand its footprint in the Buenos Aires metropolitan area beyond that originally included in the Broadband Network.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENT — (Continued)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed on January 14, 2000 as Exhibit No. 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed on January 14, 2000 as Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.1	Indenture for the Notes, dated as of February 16, 2000, among the Company, The Bank of New York, as Trustee and Banque Internationale a Luxembourg (including form of Note) (filed on March 10, 2000 as an exhibit to the Company’s 1999 Annual Report on Form 10K and incorporated herein by reference).
4.2	Indenture for the Notes, dated as of June 17, 1998, between the Company and The Bank of New York, as Trustee (including form of Note) (filed on July 21, 1998 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-59469) and incorporated herein by reference).
4.3	Securityholders Agreement dated as of March 19, 1998, among Nevasa Holdings, the Morgan Stanley investors and certain other parties (filed on April 15, 1998, as an exhibit to the Company’s Annual Report on Form 10-K for 1997 and incorporated herein by reference).
4.4	Supplemental Indenture dated as of May 13, 1997 among IMPSAT Corporation, IMPSAT S.A. and The Bank of New York (filed on April 15, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for 1997 and incorporated herein by reference).
4.5	Indenture dated as of July 31, 1996, among the Company, IMPSAT Argentina as Guarantor and the Bank of New York as Trustee (including form of Note) (filed on November 20, 1996 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-12977) and incorporated herein by reference).
4.6	Shareholders Agreement dated as of March 10, 1999 (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.7	Specimen Stock Certificate (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.8	Form of Stockholder Rights Plan Agreement between the Company and The Bank of New York, as Rights Agent (filed on June 21, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).
4.9	Certificate of Designations dated as of June 7, 2000 (filed on June 21, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).
9.1	1998 Stock Option Plan (filed on March 31, 1999 as an exhibit to the Company’s 1998 Annual Report on Form 10-K and incorporated herein by reference).
9.2	1999 Stock Option Plan (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.1†	Global Crossing Framework Agreement (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.2†	Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (Rio de Janeiro), dated as of February 17, 2000 (filed on April 17, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).

Exhibit No.	Description

In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.2: Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (São Paolo), dated as of February 17, 2000.
10.3†	Turnkey Project Agreement between IMPSAT Argentina and Nortel (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.3: Turnkey Project Agreement between IMPSAT Brazil and Nortel.
10.4†	TAC Turnkey Construction and IRU Agreement among IMPSAT Argentina, IMPSAT Chile and South American Crossing Ltd. (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.5	Financing Agreement between IMPSAT Argentina and Nortel (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.5: Vendor Financing Agreement between IMPSAT Brazil and Nortel.
10.6†	Capacity Commitment Agreement dated as of November 10, 2000, between South American Crossing Ltd. and IMPSAT Fiber Networks, Inc. Filed herewith.
10.7†	Capacity Purchase Agreement dated as of November 10, 2000, between Global Crossing Bandwidth, Inc. and International Satellite Communication Holding Ltd. Filed herewith.
21.1	List of subsidiaries of the registrants (incorporated by reference to the “Business — General” section of this report).
24.1	Power of Attorney (included on the signature page hereto).

† Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.