Form 10-Q
period 2001-03-31
IMPSAT FIBER NETWORKS INC
filed 2001-05-15
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Alférez Pareja 256 (1107)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2001 the Company had outstanding 91,428,570 shares of Common Stock, $0.01 par value.

IMPSAT Fiber Networks, Inc.
IMPSAT S.A.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars)

	December 31,	March 31,
	2000	2001

		(Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$67,737	$71,083

Trading investments	240,892	160,484

Trade accounts receivable, net	83,351	87,874

Other receivables	63,171	62,259

Prepaid expenses	3,722	5,826

Total current assets	458,873	387,526

BROADBAND NETWORK, Net	364,221	416,308

PROPERTY, PLANT AND EQUIPMENT, Net	381,674	394,609

NON-CURRENT ASSETS:

Investments	15,091	17,635

Intangible assets	87,693	85,891

Deferred income taxes, net	33,059	31,199

Deferred financing costs, net	14,804	13,057

Other non-current assets	19,335	19,623

Total non-current assets	169,982	167,405

TOTAL	$1,374,750	$1,365,848

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable — trade	$113,516	$113,828

Short-term debt	14,603	17,524

Current portion of long-term debt	38,377	43,200

Accrued and other liabilities	53,809	56,381

Total current liabilities	220,305	230,933

LONG-TERM DEBT, Net	915,263	936,883

OTHER LONG-TERM LIABILITIES	28,307	26,301

DEFERRED REVENUES	52,290	83,095

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY:

Common Stock, $0.01 par value; 300,000,000 shares authorized, 91,428,570 shares issued and outstanding at December 31, 2000, and March 31, 2001	914	914

Additional paid in capital	537,356	537,498

Accumulated deficit	(357,075)	(425,326)

Deferred stock-based compensation	(5,438)	(5,438)

Accumulated other comprehensive loss	(17,172)	(19,012)

Total stockholders’ equity	158,585	88,636

TOTAL	$1,374,750	$1,365,848

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

	Three Months Ended
	March 31,

	2000	2001

	(Unaudited)

NET REVENUES:

Data and value added services	$51,260	$57,428

Telephony		1,272

Internet	6,508	11,168

Services to carriers		4,373

Sales of equipment	995	14,504

Total net revenues	58,763	88,745

COSTS AND EXPENSES:

Direct costs:

Contracted services	6,474	11,086

Other direct costs	5,184	5,792

Leased capacity	14,082	21,933

Cost of equipment sold	820	8,727

Total direct costs	26,560	47,538

Salaries and wages	14,230	22,197

Selling, general and administrative	11,500	14,687

Depreciation and amortization	19,936	29,432

Total costs and expenses	72,226	113,854

Operating loss	(13,463)	(25,109)

OTHER INCOME (EXPENSES):

Interest income and investment gains	4,767	4,511

Interest expense	(22,381)	(33,509)

Net gain (loss) on foreign exchange	2,565	(13,781)

Other income, net	178	2

Total other expenses	(14,871)	(42,777)

LOSS BEFORE INCOME TAXES	(28,334)	(67,886)

BENEFIT FROM (PROVISION FOR) INCOME TAXES	660	(365)

NET LOSS	(27,674)	(68,251)

DIVIDENDS ON REDEEMABLE PREFERRED STOCK	(1,393)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(29,067)	$(68,251)

NET LOSS PER COMMON SHARE:

BASIC AND DILUTED	$(0.36)	$(0.75)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:

BASIC AND DILUTED	80,591	91,429

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)

	Three Months Ended
	March 31,

	2000	2001

	(Unaudited)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(29,067)	$(68,251)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:

Foreign currency translation adjustment	303	(3,752)

Change in unrealized (loss) gain on investment available for sale, net of taxes	(59,244)	1,912

TOTAL	(58,941)	(1,840)

COMPREHENSIVE LOSS	$(88,008)	$(70,091)

See notes to consolidated financial statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. Dollars)
(Unaudited)

						Accumulated
	Common Stock		Additional		Deferred	Other
			Paid In	Accumulated	Stock-Based	Comprehensive
	Shares	Stock	Capital	Deficit	Compensation	Loss	Total

BALANCE AT DECEMBER 31, 2000	91,428,570	$914	$537,356	$(357,075)	$(5,438)	$(17,172)	$158,585

Amortization of amount paid in excess of carrying value of net assets acquired from related party			142				142

Change on unrealized loss on investment available for sale, net of taxes						1,912	1,912

Foreign currency translation adjustment						(3,752)	(3,752)

Net loss for the period				(68,251)			(68,251)

BALANCE AT MARCH 31, 2001	91,428,570	$914	$537,498	$(425,326)	$(5,438)	$(19,012)	$88,636

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Three Months Ended
	March 31,

	2000	2001

	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(27,674)		$(68,251)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisition:

Amortization and depreciation	19,936		29,432

Provision for doubtful accounts	3,726		1,256

Deferred income tax benefit	(1,395)		(206)

Changes in assets and liabilities:

Increase in trade accounts receivable, net	(4,428)		(5,779)

Increase in prepaid expenses	(1,188)		(2,104)

(Increase) decrease in other receivables and other non-current assets	(1,733)		3,249

Increase in accounts payable — trade	6,635		312

Increase in deferred revenues	18,925		30,805

Increase in accrued and other liabilities	5,603		2,572

Decrease in other long-term liabilities	(347)		(2,006)

Net cash provided by (used in) operating activities	18,060		(10,720)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net decrease in trading investments			80,408

Build-out of broadband network	(20,203)		(39,557)

Purchases of property, plant and equipment	(30,190)		(30,445)

(Increase) decrease in other investments	(26)		525

Net cash (used in) provided by investing activities	(50,419)		10,931

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings from short-term debt	2,250		2,921

Proceeds from long-term debt, net of deferred financing costs	296,199		12,023

Repayments of long-term debt	(3,300)		(8,057)

Proceeds from issuance of common stock, net	229,445

Cash paid in redemption of preferred stock	(32,500)

Net cash provided by financing activities	492,094		6,887

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH

EQUIVALENTS	303		(3,752)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	460,038		3,346

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	97,507		67,737

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$557,545		$71,083

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$13,740		$33,520

Foreign income taxes paid		$

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accrued dividends on redeemable preferred stock	$1,393

Change to unrealized gain in investment available for sale, net of tax	$(59,244)		$1,912

Broadband network vendor financing	$34,691		$22,477

Issuance of treasury stock upon conversion of preferred stock	$115,142

Issuance of common stock in exchange of minority interest of IMPSAT Argentina, IMPSAT Colombia and IMPSAT Venezuela	$93,034

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in Thousands of U.S. Dollars)

1.  GENERAL

      IMPSAT Fiber Networks, Inc., a Delaware holding company (the “Company”), is a leading integrated provider of broadband Internet, data and voice services in Latin America. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. In addition, the Company has built an extensive pan-Latin American high capacity fiber optic network (“Broadband Network”) and is currently undertaking its second phase of extension which it expects to complete during the present year.

      The Company currently provides telecommunications services to its customers using its local access and long haul fiber optic and satellite networks. The deployed facilities include 15 metropolitan area networks in the largest cities of the region, long haul networks across Argentina, Brazil, Chile and Colombia, and leased submarine capacity to link South America to the United States. Finally, the Company deployed 210,000 square feet of advanced data centers in Argentina, Brazil, Chile, Mexico and United States to complement its existing hosting facilities of 70,000 square feet.

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

      Interim Financial Information — The unaudited consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2000 and 2001 have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Market Risk — The Company currently operates in countries throughout Latin America. The Company’s financial performance may be affected by inflation, exchange rates and controls, price controls, interest rates, changes in governmental economic policy, taxation and political, economic or other developments in or affecting the Latin America countries in which the Company operates. The Company’s foreign exchange rate risk is limited because the majority of its assets are either non-monetary in nature or denominated in US dollars, and the majority of its debt is denominated in US dollars. Additionally, a significant portion of the Company’s debt has a fixed interest rate thereby limiting the Company’s interest rate risk exposure. Accordingly, to date the Company has not entered into derivative transactions to hedge against these potential risks.

      Cash and Cash Equivalents — Cash and cash equivalents are time deposits with maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

      Revenue Recognition — Revenues from data, value-added, telephony and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery and acceptance by customer. In addition, the Company has entered into, and expects to enter into in the future, agreements with carriers granting indefeasible rights of use (“IRUs”) and access to portions of its broadband network capacity and infrastructure. Pursuant to these agreements, the Company will receive fixed advance payments for the IRU and will recognize the revenue from the IRU ratably over the life of the IRU. Amounts received in advance are recorded as deferred revenue in the accompanying consolidated balance sheets. The Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC’s views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC’s interpretation of revenue recognition.

      No single customer accounted for greater than 10% of total net revenues from services for the three months ended March 31, 2000 and 2001.

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

      In addition, the Company has acquired IRUs from other entities for its own purposes. Such IRU investments are capitalized and amortized over their estimated useful lives, not to exceed 15 years. The acquired IRUs have a 25-year term. In those cases where the right of use has been acquired for a longer period of time (25 years), management believes that, due to anticipated advances in technology, the Company’s IRUs are not likely to be productive assets beyond 15 years.

Network infrastructure	10-15 years

Rights of way	10-20 years

IRU investments	15 years

Equipment and materials	10 years

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Investments — Investments covered under the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, are classified by the Company as either “trading” for short term investments and “available for sale” for long term investments and are carried at fair value. Unrealized gains and losses for trading investments are recorded in income. Unrealized gains or losses, net of tax, for available for sale investments are included in accumulated other comprehensive income (loss) within stockholders’ equity. All other investments are carried at cost.

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

      Intangible Assets — Intangible assets consist of goodwill created from acquisitions. These intangible assets are being amortized on a straight-line basis over a period ranging from 4 to 15 years.

      Long-Lived Assets — Long-lived assets, including goodwill, are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the asset’s carrying amount is adjusted to fair value. No such adjustments were recorded for the three months ended March 31, 2000 and 2001.

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

      Fair Value of Financial Instruments — The Company’s financial instruments include receivables, investments, payables, short- and long-term debt. The Company’s Senior Guaranteed Notes, Senior Notes 2005 and 2008 and trading and available for sale investments, were valued at market closing prices at December 31, 2000. The fair value of all other financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of December 31, 2000.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2000, the fair value of the Company’s financial instruments was as follows:

December 31,
2000

12.125% Senior Guaranteed Notes due 2003	$98,750

13.75% Senior Notes due 2005	198,000

12.375% Senior Notes due 2008	124,875

Trading Investments	240,892

Available for sale investments	7,166

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

      Net Loss Per Common Share — Basic earnings per share is computed based on the average number of common shares outstanding and diluted earnings per share is computed based on the average number of common and potential common shares outstanding under the treasury stock method. Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation.

      Accumulated Other Comprehensive Loss — Accumulated other comprehensive income (loss) is comprised as follows:

		Unrealized
	Foreign	Gain (Loss)
	Currency	Available for
	Translation	Sale Investment	Total

Balance at December 31, 2000	$(6,417)	$(10,755)	$(17,172)

Change during the period	(3,752)	1,912	(1,840)

Balance at March 31, 2001	$(10,169)	$(8,843)	$(19,012)

      Reclassifications — Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation.

3.  INVESTMENTS

      The Company’s investments consist of the following at December 31, and March 31:

	December 31,	March 31,
	2000	2001

Trading investments, at fair value	$240,892	$160,484

Investment, at cost	$7,925	$7,400

Investment in common stock, at fair value ($24,275 at cost)	7,166	10,235

Total	$15,091	$17,635

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.  TRADE ACCOUNTS RECEIVABLE

      Trade accounts receivable, by operating subsidiaries, at December 31 and March 31, are summarized as follows:

	December 31,	March 31,
	2000	2001

IMPSAT Argentina	$75,116	$75,389

IMPSAT Brasil	6,553	8,999

IMPSAT Colombia	6,662	6,417

IMPSAT Venezuela	6,311	9,314

All other countries	11,218	11,341

Total	105,860	111,460

Less: allowance for doubtful accounts	(22,509)	(23,586)

Trade accounts receivable, net	$83,351	$87,874

      The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers’ financial history is analyzed.

      The activity for the allowance for doubtful accounts for the year ended December 31, 2000 and for the three months ended March 31, 2001 is as follows:

	December 31,	March 31,
	2000	2001

Beginning balance	$19,820	$22,509

Provision for doubtful accounts	4,806	1,256

Write-offs, net of recoveries	(2,117)	(179)

Ending balance	$22,509	$23,586

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  OTHER RECEIVABLES

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries as follows at December 31 and March 31:

	December 31,	March 31,
	2000	2001

IMPSAT Argentina	$33,678	$38,694

IMPSAT Brazil	12,538	12,214

IMPSAT Colombia	4,149	4,365

IMPSAT Venezuela	2,156	2,537

All other countries	10,650	4,449

Total	$63,171	$62,259

6.  BROADBAND NETWORK AND AGREEMENTS

      Broadband network and related equipment consists of the following at December 31 and March 31:

	December 31,	March 31,
	2000	2001

Network infrastructure	$201,372	$229,604

Right of ways	33,266	30,228

Equipment and materials	151,185	166,301

IRU investments	20,010	37,561

Total	405,833	463,694

Less: accumulated depreciation	(46,433)	(55,896)

Total	359,400	407,798

Under construction — Network infrastructure	3,424	8,510

Under construction — Global Crossing ducts	1,397

Total	$364,221	$416,308

      The recap of accumulated depreciation for the year ended December 31, 2000 and for the three months ended March 31, 2001, is as follows:

	December 31,	March 31,
	2000	2001

Beginning balance	$42,368	$46,433

Depreciation expense	4,365	9,947

Disposals and retirements	(300)	(484)

Ending balance	$46,433	$55,896

      Nortel Networks Agreements — On September 6, 1999, the Company executed two turnkey agreements with Nortel Networks Limited (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina and Brazil for approximately $265 million.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On October 25, 1999, each of IMPSAT Argentina and IMPSAT Brazil signed definitive agreements with Nortel to borrow an aggregate of up to approximately $149.1 million and $148.3 million, respectively, of long term vendor financing. The financing, which will be disbursed over a two year period with final maturity in 2006, will be used to finance Nortel’s construction of the segments of the Broadband Network in Argentina and Brazil as well as additional purchases of telecommunications equipment. The Company has guaranteed the obligations of each of IMPSAT Argentina and IMPSAT Brazil under the Nortel financing agreements. Additionally, the Company has obtained additional vendor financing from Lucent Technologies, Ericsson and Tellabs OY for the acquisition of fiber optic cable and other telecommunications equipment for the Broadband Network for an aggregate of up to approximately $28.2 million. The Company had amounts due under Broadband Network vendor financing totaling approximately $247.1 million and $269.6 million as of December 31, 2000 and March 31, 2001, respectively.

      IRU Agreements — The Company has entered into several framework agreements granting IRUs of up to 25 years on the Company’s broadband network, including network maintenance services and telehousing space. The Company received approximately $30.5 million during the three months ended March 31, 2001 related to these agreements. These advance payments are recorded as deferred revenue in the accompanying balance sheet. During the three months ended March 31, 2001, the Company recognized approximately $6.1 million from these agreements, which are reflected as services to carriers in the accompanying statement of operations.

7.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31 and March 31, consisted of:

	December 31,	March 31,
	2000	2001

Land	$10,398	$10,111

Building and improvements	55,792	70,995

Operating communications equipment	513,287	534,159

Furniture, fixtures and other equipment	33,703	35,509

Total	613,180	650,774

Less: accumulated depreciation	(265,354)	(281,655)

Total	347,826	369,119

Equipment in transit	15,285	12,261

Works in process	18,563	13,229

Property, plant and equipment, net	$381,674	$394,609

      The recap of accumulated depreciation for the year ended December 31, 2000 and for the three months ended March 31, 2001, is as follows:

	December 31,	March 31,
	2000	2001

Beginning balance	$201,656	$265,354

Depreciation expense	74,156	17,510

Disposals and retirements	(10,458)	(1,209)

Ending balance	$265,354	$281,655

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  SHORT-TERM DEBT

      Several of the Company’s subsidiaries maintain short-term credit facilities with local banks. These credit facilities are denominated in U.S. dollars, with interest rates ranging from 6.60% to 18.0%. The Company’s subsidiaries have historically refinanced these short term credit facilities on an annual basis. As of December 31, 2000 and March 31, 2001, amounts outstanding under these credit facilities totaled approximately $14.6 million and $17.5 million, respectively.

9.  LONG-TERM DEBT

      The Company’s long-term debt at December 31 and March 31, is detailed as follows:

	December 31,	March 31,
	2000	2001

12.125% Senior Guaranteed Notes due 2003	$125,000	$125,000

13.75% Senior Notes due 2005	300,000	300,000

12.375% Senior Notes due 2008	225,000	225,000

Term notes payable, maturing from 2001 through 2004; collateralized by equipment, the assignment of customer contracts and investment; denominated in:

U.S. dollars (interest rates 6.30% — 12.50%)	27,959	28,972

Local currency (interest rates 10.47% — 20.53%)	17,177	16,953

Eximbank notes payable (9.30%), maturing semiannually through 200l and 2004	11,359	14,536

Vendor financing (8.30% — 11.87%), maturing 2004 to 2008	247,145	269,622

Total long-term debt	953,640	980,083

Less: current portion	(38,377)	(43,200)

Long-term debt, net	$915,263	$936,883

      The Senior Guaranteed Notes, the Senior Notes 2005 and 2008, the vendor financing and some of the term notes contain certain covenants requiring certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

10.  INCOME TAXES

      The composition of the benefit from (provision for) income taxes, all of which are for foreign taxes, for the three months ended March 31, 2000 and 2001 is as follows:

	March 31,

	2000	2001

Current	$(897)	$(571)

Deferred	1,557	206

Total	$660	$(365)

      The foreign statutory tax rates range from 15% to 35% depending on the particular country.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  OPERATING SEGMENT INFORMATION

      The Company’s operating segment information, by subsidiary, is as follows for the three months ended March 31, 2000 and 2001:

					All other
2001	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues

Data and value added services:

Satellite	$16,130	$4,144	$7,866	$6,226	$8,658	$(3,713)	$39,311

Broadband	7,470	1,664	6,565	608	951	(343)	16,915

Value added services	1,053	157	48		55	(111)	1,202

Subtotal	24,653	5,965	14,479	6,834	9,664	(4,167)	57,428

Telephony	706	0	4		703	(141)	1,272

Internet	4,024	3,153	1,048	426	3,926	(1,409)	11,168

Services to carriers	1,172	1,079	59	294	1,989	(220)	4,373

Sales of equipment	2,024	4,624		929	6,927		14,504

Total net revenues	$32,579	$14,821	$15,590	$8,483	$23,965	$(6,693)	$88,745

Operating income (loss)	$(12,800)	$(10,876)	$538	$129	$(2,100)		$(25,109)

Total assets	$545,112	$216,832	$125,607	$56,428	$421,869		$1,365,848

					All other
2000	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues

Data and value added services:

Satellite	$17,632	$3,439	$10,203	$5,820	$6,946	$(2,445)	$41,595

Broadband	5,554	242	2,910	438	247	(53)	9,338

Value added services	327				2	(2)	327

Subtotal	23,513	3,681	13,113	6,258	7,195	(2,500)	51,260

Telephony

Internet	2,427	1,384	702	250	2,956	(1,211)	6,508

Sales of equipment	864	31		27	73		995

Total net revenues	$26,804	$5,096	$13,815	$6,535	$10,224	$(3,711)	$58,763

Operating income (loss)	$(6,251)	$(4,469)	$388	$(432)	$(2,699)		$(13,463)

Total assets	$302,791	$115,664	$81,782	$43,604	$813,565		$1,357.406

12.  COMMITMENTS AND CONTINGENCIES

      Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $30.0 million, through the year 2005. The Company had commitments to purchase communications equipment amounting to approximately $16.8 million at March 31, 2001. The Company has commitments for additional IRU investments totaling approximately $79.5 million in the aggregate under its various IRU agreements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      IMPSAT Brazil has entered into a $5.9 million term note with El Camino Resources, which is guaranteed by the Company and IMPSAT Argentina. At March 31, 2001, the balance outstanding was approximately $3.9 million.

      Litigation — The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

      In November 1996, IMPSAT Argentina filed suit against a former customer, ENCOTESA, for amounts due and arising under IMPSAT Argentina’s contracts with ENCOTESA, the Argentine national postal service for $7.3 million. The ultimate collectibility of this matter continues to be negotiated for settlement, however, the Company has valued this receivable at a net realizable value of zero.

*  *  *  *  *  *

IMPSAT S.A.

BALANCE SHEETS

(In thousands of U.S. Dollars)

	December 31,	March 31,
	2000	2001

		(Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$12,051	$16,999

Trade accounts receivable, net	58,680	58,304

Receivable from affiliated companies	13,303	12,516

Other receivables	33,679	38,694

Prepaid expenses	2,584	2,692

Total current assets	120,297	129,205

BROADBAND NETWORK, Net	176,961	214,405

PROPERTY, PLANT AND EQUIPMENT, Net	163,754	171,009

NON-CURRENT ASSETS:

Investments	11,829	10,388

Deferred income taxes, net	8,262	8,962

Other non-current assets	13,672	11,143

Total non-current assets	33,763	30,493

TOTAL	$494,775	$545,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable — trade	$71,362	$71,476

Short-term debt	8,860	9,400

Advances from affiliated companies	7,523	10,807

Current portion of long-term debt	15,385	16,836

Accrued and other liabilities	10,625	16,458

Total current liabilities	113,755	124,977

LONG-TERM DEBT, Net	127,626	146,683

DEFERRED REVENUES	32,561	41,602

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY:

Common Stock, $0.01 par value 14,755 shares issued and outstanding at December 31, 2000, and at March 31, 2001	3	3

Paid in capital	250,326	279,012

Accumulated deficit	(30,247)	(47,321)

Accumulated other comprehensive income	751	156

Total stockholders’ equity	220,833	231,850

TOTAL	$494,775	$545,112

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars)

	Three Months Ended
	March 31,

	2000	2001

	(Unaudited)

NET REVENUES:

Data and value added services	$23,513	$24,653

Telephony		706

Internet	2,427	4,024

Services to carriers		1,172

Sales of equipment	864	2,024

Total net revenues	26,804	32,579

COSTS AND EXPENSES:

Direct costs:

Contracted services	3,105	5,289

Other direct costs	2,182	3,160

Leased capacity	5,920	8,650

Cost of equipment sold	762	1,840

Total direct costs	11,969	18,939

Salaries and wages	5,913	9,089

Selling, general and administrative	6,121	4,960

Depreciation and amortization	9,052	12,391

Total costs and expenses	33,055	45,379

Operating loss	(6,251)	(12,800)

OTHER INCOME (EXPENSES):

Interest income and investment gains	162	280

Interest expense	(3,110)	(5,254)

Net gain on foreign exchange	118	321

Other expenses, net	(8)

Total other expenses	(2,838)	(4,653)

LOSS BEFORE INCOME TAXES	(9,089)	(17,453)

(PROVISION FOR) BENEFIT FROM INCOME TAXES	(601)	379

NET LOSS	$(9,690)	$(17,074)

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)

	Three Months Ended
	March 31,

	2000	2001

	(Unaudited)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,690)	$(17,074)

OTHER COMPREHENSIVE LOSS, net of tax:

Change on unrealized loss on investment available for sale, net of taxes		(595)

TOTAL		(595)

COMPREHENSIVE LOSS	$(9,690)	$(17,669)

See notes to financial statements

IMPSAT S.A.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. Dollars)

				Accumulated
				Other
	Common	Paid In	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income	Total

BALANCE AT DECEMBER 31, 2000	$3	$250,326	$(30,247)	$751	$220,833

Change on unrealized loss on investment available for sale, net of taxes				(595)	(595)

Shareholders’ contribution		28,686			28,686

Net loss for the period			(17,074)		(17,074)

BALANCE AT MARCH 31, 2001	$3	$279,012	$(47,321)	$156	$231,850

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Three Months Ended
	March 31,

	2000		2001

	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss		$(9,690)	$(17,074)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisition:

Amortization and depreciation		9,052	12,391

Deferred income tax benefit			(379)

Changes in assets and liabilities:

Decrease in trade accounts receivable, net		36	376

Increase in prepaid expenses		(13)	(108)

Decrease (increase) in other receivables and other non-current assets		1,839	(1,699)

(Decrease) increase in accounts payable — trade		(1,251)	114

Increase in deferred revenues		9,591	9,041

(Decrease) increase in accrued and other liabilities		(786)	5,833

Increase in other long-term liabilities		367

Net cash provided by operating activities		9,145	8,495

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of broadband network		(19,817)	(28,582)

Purchases of property, plant and equipment		(15,296)	(5,844)

(Increase) decrease in other investment		(26)	525

Net cash used in investing activities		(35,139)	(33,901)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings from short-term debt		1,201	540

Changes in advances to/from affiliates		(46,813)	3,284

Proceeds from long-term debt, net of deferred financing costs		8,244

Repayments of long-term debt		(1,416)	(2,156)

Capital contribution		67,243	28,686

Net cash provided by financing activities		28,459	30,354

NET INCREASE IN CASH AND CASH

EQUIVALENTS		2,465	4,948

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD		4,199	12,051

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD		$6,664	$16,999

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid		$2,761	$718

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Change to unrealized loss on investment available for sale, net of tax	$		$(595)

Vendor financing		$6,745	$18,158

See notes to financial statements.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS

(Tables in Thousands of U.S. Dollars, except for per share amounts)

1.  GENERAL

      IMPSAT S.A. (the “Company”) is a leading integrated provider of broadband Internet, data and voice services in Argentina. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for large national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links and leased satellite capacity. As of March 31, 2001, the Company is a 100% owned subsidiary of IMPSAT Fiber Networks, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Interim Financial Information — The unaudited statements as of March 31, 2001 and for the three months ended March 31, 2000 and 2001 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three months ended March 31, 2000 and 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

      Revenue Recognition — Revenues from data, value added, telephony and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery and acceptance by the customer. In addition the Company has entered into, and expects to enter into in the future, agreements with carriers granting indefeasible rights of use (“IRU”) and access to portions of its broadband network capacity and infrastructure. Pursuant to these agreements, the Company will receive fixed advance payments for the IRU and will recognize the revenue from the IRU ratably over the life of the IRU. Amounts received in advance are recorded as deferred revenue in the accompanying balance sheets. The Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC’s views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC’s interpretation of revenue recognition.

      No single customer accounted for greater than 10% of total revenues from services for the three months ended March 31, 2000 and 2001.

      Broadband Network — The Broadband Network has been finished during the fourth quarter of 2000. These assets are recorded at cost and depreciated using the straight-line method over the following estimated useful lives. In addition, the Company during 2000 acquired IRUs from other entities for its own purposes. Such IRU investments are capitalized and amortized over their estimated useful lives, not to exceed 15 years. The acquired IRUs have a 25-year term. In those cases where the right of use has been acquired for a longer

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS — (Continued)

period of time (25 years), management believes that, due to anticipated advances in technology, the Company’s IRUs are not likely to be productive assets beyond 15 years.

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

      Investments — Investments covered under the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, are classified by the Company as “available for sale” are carried at fair value. Unrealized gains or losses, net of tax, for available for sale investments are included in accumulated other comprehensive income (loss) within stockholders’ equity. All other investments are carried at cost.

      Long-Lived Assets — Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded for the three months ended March 31, 2000 and 2001.

      Income Taxes — Deferred income taxes result from temporary differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

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

      Fair Value of Financial Instruments — The Company’s financial instruments include receivables, investments, payables, short- and long-term debt. The available for sale investments were valued at market closing prices at March 31, 2001. The fair value of all other financial instruments which approximate their carrying (or contract) values have been determined using interest rates as of December 31, 2000.

      Reclassifications — Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.  TRADE ACCOUNTS RECEIVABLE

      Trade accounts receivable at December 31 and March 31, are summarized as follows:

	December 31,	March 31,
	2000	2001

		(Unaudited)

Trade accounts receivable	$75,116	$75,389

Less: allowance for doubtful accounts	(16,436)	(17,085)

Trade accounts receivable, net	$58,680	$58,304

      The Company provides trade credit to their customers in the normal course of business. Prior to extending credit, the customers’ financial history is analyzed.

      The activity for the allowance for doubtful accounts for the year ended December 31, 2000 and for the three months ended March 31, 2001 is as follows:

	December 31,	March 31,
	2000	2001

		(Unaudited)

Beginning balance	$13,943	$16,436

Provision for doubtful accounts	3,035	722

Write-offs, net of recoveries	(542)	(73)

Ending balance	$16,436	$17,085

4.  OTHER RECEIVABLES

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers other than for fixed assets, and other miscellaneous amounts due to the Company.

5.  BROADBAND NETWORK AND AGREEMENTS

      Broadband network and related equipment consists of the following at December 31 and March 31:

	December 31,	March 31,
	2000	2001

		(Unaudited)

Network infrastructure	$91,206	$112,434

Equipment and materials	122,477	144,853

IRU investments	4,395	4,395

Total	218,078	261,682

Less: accumulated depreciation	(42,084)	(47,277)

Total	175,994	214,405

Under construction — Network infrastructure	967

Total	$176,961	$214,405

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The recap of accumulated depreciation for the year ended December 31, 2000 and for the three months ended March 31, 2001, is as follows:

	December 31,	March 31,
	2000	2001

		(Unaudited)

Beginning balance	$39,763	$42,084

Depreciation expense	2,321	5,211

Disposals and retirements		(18)

Ending balance	$42,084	$47,277

      Nortel Networks Agreements — On September 6, 1999, the Company executed a turnkey agreement with Nortel Networks Inc. (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina for approximately $133.1 million.

      On October 25, 1999, the Company signed a definitive agreement with an affiliate of Nortel Networks to borrow an aggregate of up to approximately $149.1 million of long term vendor financing. The financing, which will be disbursed over a two year period with final maturity in 2006, will be used to finance Nortel’s construction of the segments of the Broadband Network and the purchase of additional equipment to be used by the Company in connection with the operation of the Broadband Network. The Parent Company has agreed to guarantee the obligations of the Company under the Nortel financing agreements. Additionally, the Company has obtained additional vendor financing from Lucent Technologies and Ericsson for the acquisition of fiber optic cable and other telecommunications equipment for the Broadband Network for an aggregate of up to approximately $23.8 million. The Company had amounts due under Broadband Network vendor financing totaling $129.8 million and $147.9 million as of December 31, 2000 and March 31, 2001, respectively.

      IRU Agreements — The Company has entered into several framework agreements granting IRUs of up to 25 years on the Company’s broadband network, including network maintenance services and telehousing space. The Company has received approximately $9.3 million during the three months ended March 31, 2001 related to these agreements. These advance payments are recorded as deferred revenue in the accompanying balance sheet.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31 and March 31, consisted of:

	December 31,	March 31,
	2000	2001

		(Unaudited)

Land	$3,160	$3,069

Building and improvements	37,369	46,442

Operating communications equipment	224,293	230,349

Furniture, fixtures and other equipment	16,594	17,979

Total	281,416	297,839

Less: accumulated depreciation	(131,378)	(138,046)

Total	150,038	159,793

Equipment in transit	12,928	9,636

Works in process	788	1,580

Property, plant and equipment, net	$163,754	$171,009

      The recap of accumulated depreciation for the year ended December 31, 2000 and for the three months ended March 31, 2001, is as follows:

	December 31,	March 31,
	2000	2001

		(Unaudited)

Beginning balance	$105,801	$131,378

Depreciation expense	35,850	7,180

Disposals and retirements	(10,273)	(512)

Ending balance	$131,378	$138,046

7.  INVESTMENTS

      The Company’s investments consist of the following at December 31, and March 31:

	December 31,	March 31,
	2000	2001

		(Unaudited)

Investment, at cost	$7,925	$7,400
Investment in common stock, at fair value

New Skies Satellites N.V. ($2,748 cost)	3,904	2,988

Total	$11,829	$10,388

      The Company’s cost basis investment represents a less than 1% ownership in an unaffiliated entity established for the purchase and leasing of satellite capacity time. The Company’s investment in common stock is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.  SHORT-TERM DEBT

      The Company’s short-term debt consists of short-term credit facilities, denominated in U.S. dollars with interest rates ranging from 10.5% to 11.5%. As of December 31, 2000 and March 31, 2001, amounts outstanding under these credit facilities totaled approximately $8.8 million and $9.4 million, respectively.

9.  LONG-TERM DEBT

      The Company’s long-term debt at December 31 and March 31, is detailed as follows:

	December 31,	March 31,
	2000	2001

		(Unaudited)

Term notes payable, maturing through 2004, collateralized by certain assets:	$1,861	$1,034

Eximbank notes payable (9.30%), maturing semiannually through 200l and 2004	11,359	14,536

Vendor financing (8.30% – 11.87%), due 2006	129,791	147,949

Total long-term debt	143,011	163,519

Less: current portion	(15,385)	(16,836)

Long-term debt, net	$127,626	$146,683

10.  INCOME TAXES

      The composition of the (provision for) benefit from income taxes, for the three months ended March 31, 2000 and 2001 is as follows:

	March 31,

	2000	2001

	(Unaudited)

Current	$(601)

Deferred		$379

Total	$(601)	$379

      The foreign statutory tax rate in Argentina was 35%.

11.  COMMITMENTS AND CONTINGENCIES

      Commitments — The Company has leased telecommunications links with annual rental commitments of approximately $8.1 million through the year 2005. In addition, the Company has commitments to purchase communications equipment amounting to approximately $10.6 million at March 31, 2001.

      Guarantees — The Company is guarantor on the $125 million 12 1/8% Senior Guaranteed Notes Due 2003 issued on July 30, 1996 by the Parent Company.

      IMPSAT Brazil has entered into a $5.9 million term note with El Camino Resources, which is guaranteed by the Company and Impsat Fiber Networks, Inc. At March 31, 2001, the balance outstanding was approximately $3.9 million.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

*  *  *  *  *  *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following financial table summarizes our results of operations:

	Three Months Ended March 31,

	2000		2001

	(in thousands and as a percentage of
	consolidated revenues)

Net revenues:

Net Revenues from services:

Data and value added services	$51,260	87.2%	$57,428	64.7%

Telephony	—	—	1,272	1.4

Internet	6,508	11.1	11,168	12.6

Services to carriers	—	—	4,373	4.9

Sale of equipment	995	1.7	7,933	8.9

Broadband network development revenues	—	—	6,571	7.4

Total net revenues	58,763	100.0	88,745	100.0

Direct costs:

Contracted services	6,474	11.0	11,086	12.5

Other direct costs	5,184	8.8	5,792	6.5

Leased capacity	14,082	24.0	21,933	24.7

Cost of equipment sold	820	1.4	5,392	6.1

Broadband network development costs	—	—	3,335	3.8

Total direct costs	26,560	45.2	47,538	53.6

Salaries and wages	14,230	24.2	22,197	25.0

Selling, general and administrative expenses	11,500	19.6	14,687	16.5

Depreciation and amortization	19,936	33.9	29,432	33.2

Interest expense, net	17,614	30.0	28,998	32.7

Net gain (loss) on foreign exchange	2,565	4.4	(13,781)	(15.5)

Benefit from (provision for) income taxes	660	1.1	(365)	(0.4)

Net loss attributable to common stockholders	29,067	49.5	68,251	76.9

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Revenues. Our total net revenues for the first quarter of 2001 were composed of net revenues from services and Broadband Network development revenues. Our total net revenues for the first quarter of 2001 equaled $88.7 million, an increase of $30.0 million, or 51.0%, from the same period in 2000.

      Our net revenues from services for the three months ended March 31, 2001, totaled $82.2 million, an increase of $23.4 million, or 39.8%, from the same period in 2000, and an increase of $8.8 million, or 12.0%, from the fourth quarter of 2000. Our net revenues from services include net revenues from:

•	data and value added services, which include satellite and broadband data transmission services revenues, systems integration and other information technology revenues and other value-added services

•	telephony, including local, national and international long-distance services

•	Internet, which is composed of our Internet backbone access and managed modem services to ISPs and other telecommunications providers, and related collocation and web hosting services which we provide through our advanced hosting facilities

•	carrier’s carrier services, which consist of our wholesale long-haul services to other telecommunications carriers (including accruals from the sale of IRU capacity on our Broadband Network to, and our provision of switching and transportation of telecommunications traffic services for, such carriers), and related maintenance and collocation services to those carriers, and

•	sales of equipment.

      Our net revenues for the three months ended March 31, 2001 included $6.6 million of Broadband Network development revenues, which related to our construction on behalf of Global Crossing Ltd. and 360networks, Inc. of certain backhaul segments connecting those companies’ undersea fiber optic cable systems with the terrestrial portions of their networks that have been constructed to link with our Broadband Network in Argentina, Brazil, Chile and Peru. These revenues were recorded upon our delivery of the constructed segments to Global Crossing and 360networks and their provisional acceptance of the infrastructure.

      The following table shows our revenues by operating subsidiary (including intercompany transactions) for the periods indicated:

	Three Months Ended
	March 31,

	2000	% change(1)	2001

	(dollar amounts in thousands)

IMPSAT Argentina	$26,804	21.5%	$32,579

IMPSAT Colombia	13,815	12.8	15,590

IMPSAT Venezuela	6,535	29.8	8,483

IMPSAT Brazil Services	5,096	153.0	12,895

Broadband network development	—		1,926

Other(2) Services	10,224	81.6	18,564

Broadband network development	—		4,645

(1)	Increase in first quarter 2001 compared to first quarter 2000

(2)	Other includes IMPSAT Ecuador, IMPSAT Mexico, IMPSAT USA, IMPSAT Chile, and IMPSAT Peru.

      Growth in our net revenues from services resulted primarily from broadband data services, Internet services, services to carriers and equipment sales. The following table shows our revenues from services by business lines (after elimination of intercompany transactions) for the periods indicated:

	March 31,

	2000	% change(1)	2001

	(dollar amounts in thousands)

Data and value added services:

Broadband	$9,338	81.1	$16,915

Satellite	41,595	(5.5)	39,311

Other	327	267.6	1,202

Total	51,260	12.0	57,428

Telephony	—	—	1,272

Internet	6,508	71.6	11,168

Services to carriers	—	—	4,373

Equipment sales	995	697.3	7,933

Total net revenues from services	58,763	39.8	82,174

(1)	Increase (decrease) in first quarter 2001 compared to first quarter 2000.

      Our revenue growth for the first three months of 2001 compared to the same period in 2000 was achieved principally because of an overall increase in our customer base and an expansion of the services we provided them offset, in part, by decreasing prices. Excluding fax store and forward customers, we had a total of 2,953 customers at March 31, 2001, compared to 1,913 customers at March 31, 2000 and 2,656 customers at

December 31, 2000. Customer growth was most pronounced in Argentina and Brazil, where we have devoted significant marketing and sales efforts in connection with the introduction of service on our Broadband Network. We are aggressively marketing our services to existing and new customers, including smaller and medium-sized corporate customers who desire to contract for capacity on our Broadband Network for their telecommunications needs. We expect that the average revenues from many of our newer customers will be less than those realized in the past from our larger corporate and governmental customers.

      Our operations in Brazil recorded the highest revenue growth rate among our countries of operation. Revenues from services at IMPSAT Brazil during the first quarter of 2001 totaled $12.9 million, an increase of $7.8 million, or 153.0%, compared to the same period in 2000, and an increase of $4.1 million, or 46.9%, from the fourth quarter of 2000. In Brazil, the increase in our net revenues from services resulted from increased data and value-added services to our expanding customer base and from increased revenues for Internet access services. The increase in services provided at IMPSAT Brazil during the first quarter of 2001 was offset in part by the devaluation of the Brazilian real against the U.S. dollar during the period. For the first quarter of 2001, the real devalued by 10.6% against the U.S. dollar as compared to December 31, 2000. Unlike the other countries in which we operate, pursuant to Brazilian law our contracts for services in Brazil must be denominated in reales and may not be indexed or linked to the exchange rate between the real and the U.S. dollar. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Continued devaluation of the real against the U.S. dollar throughout the remainder of 2001 could have an adverse effect on the expected growth of our revenues in Brazil.

      Our net revenues from services in Argentina for the first quarter of 2001 totaled $32.6 million, an increase of $5.8 million (or 21.5%) from the first quarter of 2000. The growth in our revenues in Argentina has been adversely affected by the continued economic stagnation that the country has experienced since late 1998. As compared to the fourth quarter of 2000, revenues from services in Argentina during the first three months of 2001 declined by $0.4, or 1.2%. Growth in revenues in Argentina in the first quarter of 2001 as compared to the same period in 2000 is attributable principally to increased revenues for Internet services, carriers’ carrier services and sales of equipment. The introduction of the Broadband Network in the fourth quarter of 2000 has enabled us to expand our range of services and attract these additional sources of revenue.

      After a period of declining revenues throughout 2000 in Colombia, our second oldest market, we recorded an increase in revenues from our Colombian operations during the first quarter of 2001 of 12.8% as compared to the same period in 2000. IMPSAT Colombia’s revenues totaled $15.6 million during the first quarter of 2001 as compared to $13.8 million for the three months ended March 31, 2000. The increase in revenues in Colombia is attributable to data and other value-added services and to revenues from Internet services. Our acquisition, in January 2001, of the customer contracts of Americatel S.A., a private telecommunications network service provider, was an important factor in the increase in revenues from our Colombian operations. Although we continue to expect that the difficult macroeconomic situation in Colombia will continue throughout 2001 and present a challenge to our plans for sustained revenue growth in that country, we remain cautiously optimistic about the expansion of our revenues in Colombia during the remainder of 2001.

      Our revenue for the first quarter of 2001 includes $7.9 million that we generated from equipment sales during that period, compared to $1.0 million during the first quarter of 2000.

      Direct Costs. Our direct costs for the first quarter of 2001 totaled $47.5 million, $3.3 million of which related to Broadband Network development costs. Excluding direct costs related to Broadband Network development, our total directs costs increased by $17.6 million, or 66.4%, compared to the first quarter of 2000. Excluding direct costs relating to the Broadband Network development, for the first quarter of 2001, $18.9 million of our direct costs related to the operations of IMPSAT Argentina and $9.7 million related to the operations of IMPSAT Brazil. This compares to $12.0 million at IMPSAT Argentina and $4.1 million at IMPSAT Brazil for the first quarter of 2000. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

      (1)  Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. In the first quarter of 2001, our contracted services costs totaled $11.1 million, compared to $6.5 million in the first quarter of 2000. Of this amount, maintenance costs for our telecommunications network infrastructure (excluding the Broadband Network) totaled $3.4 million during the first quarter of 2001, approximately unchanged as compared to the same period in 2000. During the first quarter of 2001, we began to incur expenses for maintenance of the Broadband Network, including our data centers and telehouses and the associated rights of way. Broadband Network maintenance costs for the first three months of 2001 totaled $2.7 million. In addition, our installation costs totaled $5.0 million in the first quarter of 2001, compared to $3.1 million for the first quarter of 2000. The increase in these costs was due in part to costs incurred in the migration of certain of our customers to the Broadband Network from their existing satellite-based telecommunications equipment.

      (2)  Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to third-party sales representatives; and our allowance for doubtful accounts.

      Sales commissions paid to third-party sales representatives totaled $2.2 million in the first quarter of 2001, compared to $2.1 million for the corresponding period in 2000.

      We recorded a net provision for doubtful accounts of $1.3 million in the first quarter of 2001, compared to $1.2 million for the same period in 2000. At March 31, 2001 approximately 30.6% of our gross trade accounts receivable were past due more than six months, compared to approximately 28.4% at March 31, 2000. At March 31, 2001, average days of gross trade accounts receivable equaled 71 days, compared to 74 days at March 31, 2000.

      (3)  Leased Capacity. Our leased capacity costs totaled $21.9 million, an increase of $7.9 million, or 55.8%, from the corresponding period in 2000.

      Our leased capacity costs for satellite capacity for the first three months of 2001 totaled $10.3 million, an increase of $1.9 million, or 23.1%, from the corresponding period in 2000. Our satellite capacity costs increased principally in Venezuela and the United States, where we increased our satellite capacity due to the increased needs of our customers. Leased satellite capacity costs declined in Argentina during the first quarter of 2001 as compared to the same period in 2000, in part due to our transitioning customers from satellite-based solutions onto the Broadband Network. We had approximately 1,061 MHz of leased satellite capacity at March 31, 2001 and 810 MHz at March 31, 2000.

      Our costs for dedicated leased capacity on third-party fiber optic networks totaled $8.9 million for the first quarter of 2001, an increase of $3.9 million (or 80.0%) from the corresponding period in 2000 and a decrease of $1.1 million (or 10.8%) from the fourth quarter of 2000. These costs were incurred principally in Argentina, Brazil and the United States. We incurred these higher costs of leased fiber optic capacity in Argentina and Brazil due to the continued demand by our customers for greater bandwidth and in the United States due to the expansion of our Internet service offerings in Latin America where we provide a link between Latin America and the U.S. Internet backbone.

      Although we anticipate transferring increasing amounts of our telecommunications traffic to the Broadband Network as we further migrate our customers to our Broadband Network during 2001, we believe that our leased satellite and fiber optic capacity costs will continue to increase in 2001 in absolute terms as compared to 2000. However, we believe that the rate of growth in such costs will decrease and that such costs should decrease as a percentage of 2001 revenues. We will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services.

      In connection with certain new services which we are offering in 2001 as a result of the implementation of our Broadband Network and the effectiveness of our new license in Argentina to provide domestic and international long distance services, we will incur costs for interconnection and telephony termination costs and frequency rights. These costs totaled $2.7 million during the first three months of 2001 as compared to $0.8 million for the same period in 2000.

      (4)  Costs of Equipment Sold. Excluding Broadband Network development costs, we incurred costs of equipment sold of $5.4 million during the first quarter of 2001, compared to $0.8 million in the first quarter of 2000.

      Salaries and Wages. Salaries and wages totaled $22.2 million during the first quarter of 2001, an increase of $8.0 million, or 56.0%, from the first quarter of 2000. The increase resulted primarily from:

•	an increase in the number of employees, from 1,153 at March 31, 2000 to 1,790 at March 31, 2001, particularly in connection with the progression of our operations in Brazil and the development of the Broadband Network, and

•	increases in the salaries and wages of our personnel to match market rates for personnel with the expertise we require and increases in cost of living, as well as legally mandated increases in salaries in certain of the countries in which we operate.

      IMPSAT Argentina incurred salaries and wages expenses for the first quarter of 2001 of $9.1 million compared to $5.9 million during the same period in 2000. Salaries and wages for the first three months of 2001 with respect to IMPSAT Brazil totaled $5.2 million as compared to $2.1 million for the same period in 2000. IMPSAT Brazil had 446 employees at March 31, 2001, compared to 184 persons at March 31, 2000. We expect salaries and wages expenses to increase as we expand our business over the Broadband Network in Argentina and Brazil. We also expect to increase the number of employees throughout 2001, although at a much lower level than during 2000. However, because most of our recruitment and hiring for the operation of the Broadband Network has now been completed, we expect that increases in our salaries and wages costs in future periods will decline as percentage of revenues for such periods as compared to prior periods. Management intends to monitor the level of its workforce in an effort to maintain salaries and wages expenses at appropriate levels for our new operations.

      Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent, and

•	plant services, telephone and energy expenses.

      We incurred SG&A expenses totaling $14.7 million for the first quarter of 2001, compared to $11.5 million for the same period in 2000 and $20.1 million for the fourth quarter of 2000. SG&A expenses at IMPSAT Argentina for the first quarter of 2001 totaled $5.0 million, a decrease of $1.1 million (or 18%) from SG&A expenses incurred by IMPSAT Argentina for the same period in 2000. SG&A expenses at IMPSAT Brazil for the three months ended March 31, 2001 totaled $4.4 million, compared to $1.9 million for the same period in 2000, an increase of $2.5 million or 131.6%. The increase in SG&A expenses for the first quarter of 2001 compared to the corresponding period in 2000 reflects higher publicity and promotion expenses, travelling expenses and advisory services related to the deployment of the Broadband Network. The decrease in SG&A expenses from the fourth quarter of 2000 is due to the completion in the fourth quarter of 2000 of our pre-launch advertising campaign for the Broadband Network. Management intends to take efforts throughout the remainder of 2001 to control SG&A expenses in an effort to keep these costs at or below the levels achieved at the end of 2000, during which period we allocated significant expenditures for publicity, promotion and other sales efforts in connection with the commencement of operations on our Broadband Network in Argentina and Brazil.

      Depreciation and Amortization. Our depreciation and amortization expense for the first quarter of 2001 totaled $29.4 million, an increase of $9.5 million, or 47.6%, compared to the same period in 2000. Depreciation and amortization expenses will increase in future periods due to the development of the Broadband Network and our acquisition of additional associated customer premises equipment. We monitor technological advances to determine whether additional adjustments in the depreciable life of certain of our telecommunications equipment will be appropriate in future periods.

      Interest Expense, Net. Our net interest expense for the first quarter of 2001 totaled $29.0 million. This consists of interest expense of $33.5 million and interest income of $4.5 million. Our net interest expense increased $11.4 million, or 64.6%, from net interest expense for the first quarter of 2000. For the first quarter of 2001, IMPSAT Argentina’s interest expense totaled $5.0 million ($5.0 million after eliminating intercompany items), compared to $2.9 million for the same period in 2000 ($1.8 million after eliminating intercompany items).

      For the first quarter of 2001, the average interest rate on our indebtedness was 12.3%, compared to an average interest rate of 12.2% for the corresponding period in 2000. Our total indebtedness as of March 31, 2001 was $997.6 million, as compared to $820.5 million as of March 31, 2000. We anticipate that our net interest expense will increase in the future based on:

•	expected increased levels of borrowing associated with our development of the Broadband Network, including the vendor financing agreements that we signed with Nortel Networks, Inc. in October 1999 and Lucent Technologies in September 2000 for a total of up to $313.4 million to construct the Broadband Network in Argentina and Brazil, and

•	decreases in interest income as we utilize our cash and trading investments in connection with our capital expenditures and general corporate purposes.

      See “— Liquidity and Capital Resources.”

      Net (Loss) Gain on Foreign Exchange. We recorded a net loss on foreign exchange of $13.8 million for the first quarter of 2001, compared to a net gain of $2.6 million for the same period in 2000. The net losses on foreign exchange reflect the effect of the devaluation of the Brazilian real against the U.S. dollar in the first quarter of 2001 on the book value of our assets in Brazil. At March 31, 2001, the exchange rate for the Brazilian real equaled R$2.15 = $1.00, compared to R$1.95 = $1.00 at December 31, 2000, and R$1.75 = $1.00 at March 31, 2000.

      Benefit from (Provision for) Income Taxes. We recorded a provision for income taxes (all of which are for foreign taxes) of $0.4 million for the first quarter of 2001, compared to a benefit for income taxes of $0.7 million for the first quarter of 2000.

      Net Loss Attributable to Common Stockholders. For the first quarter of 2001, we incurred a net loss attributable to common stockholders of $68.3 million, an increase of 134.8% compared to $29.1 million for same period in 2000.

Liquidity and Capital Resources

      We will continue to make significant capital expenditures in the next several years in connection with the Broadband Network, the further development of our operations and new customer accounts (for which we install our equipment on customer premises). We also have, and will continue to have, substantial interest expense.

      At March 31, 2001, we had total cash, cash equivalents and short-term investments of $231.6 million. These amounts relate principally to unused proceeds from:

•	our $300 million 13 3/4 Senior Notes Due 2005 offering in February 2000

•	our initial public offering in February 2000 of 11,500,000 shares of our common stock and

•	our simultaneous private placement of 2,850,000 shares of common stock to British Telecommunications plc, one of our existing stockholders.

      We are currently expanding the Broadband Network by constructing a 2,000 kilometer long-haul link between the cities of Curitiba and Porto Alegre in Brazil and the city of Parana in Argentina. Civil construction on the new link was commenced in September 2000. The new link will connect with the Broadband Network that is currently deployed in Argentina, Brazil and Chile and will result in the creation of a fully integrated fiber optic network connecting Santiago, Chile, Buenos Aires, Argentina and São Paulo and Rio de Janeiro, Brazil with points in between. We anticipate that the cost of the new link will be approximately $100 million and will be financed through the sale of IRUs over the link to 360networks, vendor financing and/or from our existing cash, cash equivalents and short-term investments. We expect to complete the link by the end of the third quarter of 2001.

      Including the costs of the new link described in the preceding paragraph, our budget contemplates that we will need during 2001 approximately $280 million (including amounts spent to date) for capital expenditures. We have executed definitive long-term vendor financing agreements with

•	Nortel for commitments of up to approximately $297.4 million, which we are using to pay for Nortel’s construction of the segments of our Broadband Network in Argentina and Brazil (of which $245.8 million had been disbursed at March 31, 2001),

•	Ericcson for commitments of up to $9.0 million for the purchase of telephony equipment which will be used in the Broadband Network in Argentina in connection with our new license to provide telephony services in Argentina (of which $7.8 million had been disbursed at March 31, 2001), and

•	DMC Stratex Networks, Inc. of up to $5.0 million for the purchase of telecommunications equipment to be used in the Broadband Network in Argentina.

      In addition, we are negotiating additional vendor financing arrangements with our current and other potential vendors.

      As set forth in our consolidated statement of cash flows, our operating activities used $10.7 million of net cash flow during the first quarter of 2001, compared to $18.1 million generated during the same period in 2000. The decrease in cash flow from operating activities in the first quarter of 2001 compared to the corresponding period in 2000 was primarily attributable to an increase in our net loss and an increase in our net trade receivables.

      Financing activities provided $6.9 million in net cash for the first quarter of 2001, compared with $492.1 million for the same period in 2000. For the first quarter of 2001, net cash flow from investing activities (including a decrease in our trading investments) generated $10.9 million, compared to $50.4 million used during the corresponding period in 2000. We have used $22.5 million in non-cash investing and financing activities related to the development of the Broadband Network for the first quarter of 2001, principally as a result of disbursements under the vendor financing agreements with Nortel.

      At March 31, 2001, we had leased satellite and fiber optic capacity with total annual rental commitments of approximately $30.0 million through the year 2005. In addition, at March 31, 2001, we had commitments to purchase telecommunications equipment amounting to approximately $10.6 million. We also have commitments of approximately $18.9 million with respect to purchases of IRUs for undersea submarine fiber optic capacity with which we intend to link our telecommunications networks in our countries of operation with and among each other and other parts of the World.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

      The sections below highlight our exposure to interest rate and foreign exchange rate risks and changes in the market values of our investment in equity securities. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at March 31, 2001 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during year 2001. We do not hold or issue any market risk sensitive instruments for trading purposes.

      Interest Rate Risk. Our cash, cash equivalents and trading investments consist of highly liquid investments with a maturity of less than 360 days. As a result of the short-term nature of these instruments, we do not believe that a hypothetical 10% change in interest rates would have a material impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments.

      We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. Our floating rate indebtedness has increased and is expected to increase further as we draw down commitments under our vendor financing agreements to cover expenditures relating to existing and anticipated capital expenditures, including the Broadband Network. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk.

	Expected Maturity Date
Three Months								Fair
Ending March 31,	2001	2002	2003	2004	2005	Thereafter	Total	Value

Senior Notes (fixed rate)	—	—	$125,000	—	$300,000	$225,000	$650,000	$421,625

Avg. interest rate			12.13%		13.75%	12.38%	12.96%

Term Notes (fixed rate)	$19,402	$13,378	$13,378	$8,558	$5,055	$690	$60,461	$60,461

Avg. interest rate	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%

Vendor Financing (variable rate)	$23,798	$47,595	$47,595	$49,165	$49,165	$52,304	$269,622	$269,622

Avg. interest rate	10.09%	10.09%	10.09%	10.09%	10.09%	10.09%	10.09%

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

      Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. Pursuant to these Brazilian legal requirements, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. Changes in the consumer price index may lag or be lower than changes in the exchange rate between Brazil real and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of the Brazilian real against the U.S. dollar. Our expansion in Brazil, including our development of the Broadband Network in Brazil, has, and will continue to, increase our exposure to exchange rate risks. Revenues from services from our Brazilian operations for the first three months of each of 2000 and 2001 represented approximately 8.7% and 15.7%, respectively, of our total net revenues from services for such periods. However, this proportion can be expected to increase significantly in future periods in connection with the progression of our operations in Brazil and the development of the Broadband Network. At March 31, 2001, the real traded at a rate of R$2.15 = $1.00.

      Changes in Market Value of Investment. We hold a fair value basis investment of approximately 13.6% of the common stock of El Sitio, Inc., which is publicly traded on the Nasdaq National Market System. Our investment in El Sitio is subject to equity price and overall stock market risk. See Note 3 to our consolidated financial statements. Our El Sitio investment is included in non-current assets and is accounted for as “available for sale” securities under SFAS No. 115 because our ownership is less than 20% and we do not have the ability to exercise significant influence over El Sitio’s operations.

      Our investment in El Sitio, which is in the Internet industry, is subject to significant fluctuations in fair market value due to the volatility of the stock market. A hypothetical 20% decrease in the share price of El Sitio’s common stock from the price at March 31, 2000 would decrease the fair value of our investment by $1.4 million.

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

      Not Applicable.

Item 5.  Other Information

      Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)(1)

Exhibit Index:

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed on January 14, 2000 as Exhibit No. 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed on January 14, 2000 as Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.1	Indenture for the Notes, dated as of February 16, 2000, among the Company, The Bank of New York, as Trustee and Banque Internationale a Luxembourg (including form of Note) (filed on March 10, 2000 as an exhibit to the Company’s 1999 Annual Report on Form 10K and incorporated herein by reference).
4.2	Indenture for the Notes, dated as of June 17, 1998, between the Company and The Bank of New York, as Trustee (including form of Note) (filed on July 21, 1998 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-59469) and incorporated herein by reference).

Exhibit
No.	Description

4.3	Securityholders Agreement dated as of March 19, 1998, among Nevasa Holdings, the Morgan Stanley investors and certain other parties (filed on April 15, 1998, as an exhibit to the Company’s Annual Report on Form 10-K for 1997 and incorporated herein by reference).
4.4	Supplemental Indenture dated as of May 13, 1997 among IMPSAT Corporation, IMPSAT S.A. and The Bank of New York (filed on April 15, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for 1997 and incorporated herein by reference).
4.5	Indenture dated as of July 31, 1996, among the Company, IMPSAT Argentina as Guarantor and the Bank of New York as Trustee (including form of Note) (filed on November 20, 1996 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-12977) and incorporated herein by reference).
4.6	Shareholders Agreement dated as of March 10, 1999 (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.7	Specimen Stock Certificate (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.8	Form of Stockholder Rights Plan Agreement between the Company and The Bank of New York, as Rights Agent (filed on June 21, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).
4.9	Certificate of Designations dated as of June 7, 2000 (filed on June 21, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).
9.1	1998 Stock Option Plan (filed on March 31, 1999 as an exhibit to the Company’s 1998 Annual Report on Form 10-K and incorporated herein by reference).
9.2	1999 Stock Option Plan (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.1†	Global Crossing Framework Agreement (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.2†	Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (Rio de Janeiro), dated as of February 17, 2000 (filed on April 17, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).
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
10.6†	Capacity Commitment Agreement dated as of November 10, 2000, between South American Crossing Ltd. and IMPSAT Fiber Networks, Inc. (filed on March 30, 2001, as an exhibit to the Company’s Annual Report on Form 10-K for 2000 and incorporated herein by reference).
10.7†	Capacity Purchase Agreement dated as of November 10, 2000, between Global Crossing Bandwidth, Inc. and International Satellite Communication Holding Ltd. (filed on March 30, 2001, as an exhibit to the Company’s Annual Report on Form 10-K for 2000 and incorporated herein by reference).
10.8*†	Capacity IRU Agreement dated as of February 15, 2001, by and between 360americas network (Bermuda) ltd. and IMPSAT Fiber Networks, Inc.
10.9*†	IRU Fiber Agreement (Argentina) dated as of February 15, 2001, by and between IMPSAT S.A. (Argentina) and 360networks de Argentina S.R.L.
In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.9: IRU Fiber Agreement (Brazil) dated as of February 15, 2001, by and between Impsat Comunicações Ltda. and 360networks do Brasil Ltda.
10.10*†	Service Agreement dated as of February 15, 2001, by and between Impsat Comunicações Ltda. and 360networks do Brasil Ltda.
21.1	List of subsidiaries of the registrants (incorporated by reference to the “Business — General” section of the Company’s Annual Report on Form 10-K for 2000 and incorporated herein by reference).
24.1	Power of Attorney (included on the signature page hereto).

*	Filed herewith.

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

IMPSAT Fiber Networks, Inc.

By:	/s/ GUILLERMO JOFRÉ

Guillermo Jofré
Chief Financial Officer

Date: May 14, 2001

IMPSAT S.A.

By:	/s/ JOSÉ TORRES

José Torres
Director and
Chief Accounting Officer

Date: May 14, 2001