Form 10-Q
period 2001-06-30
IMPSAT FIBER NETWORKS INC
filed 2001-08-16
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the Company has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES  n/a  NO  n/a

APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2001, the Company had outstanding 91,428,570 shares of Common Stock, $0.01 par value outstanding.

IMPSAT Fiber Networks, Inc.
IMPSAT S.A.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars)
(Unaudited)

	December 31,	June 30,
	2000	2001

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$67,737	$66,953

Trading investments	240,892	77,539

Trade accounts receivable, net	83,351	87,336

Other receivables	63,171	62,100

Prepaid expenses	3,722	5,942

Total current assets	458,873	299,870

BROADBAND NETWORK, Net	364,221	435,857

PROPERTY, PLANT AND EQUIPMENT, Net	381,674	399,564

NON-CURRENT ASSETS:

Investments	15,091	13,306

Intangible assets	87,693	84,336

Deferred income taxes, net	33,059

Deferred financing costs, net	14,804	12,203

Other non-current assets	19,335	20,359

Total non-current assets	169,982	130,204

TOTAL	$1,374,750	$1,265,495

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable — trade	$113,516	$119,709

Short-term debt	14,603	16,155

Current portion of long-term debt	38,377	56,985

Accrued and other liabilities	53,809	53,413

Total current liabilities	220,305	246,262

LONG-TERM DEBT, Net	915,263	933,559

OTHER LONG-TERM LIABILITIES	28,307	16,214

DEFERRED REVENUES	52,290	91,939

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY (DEFICIT):

Common Stock, $0.01 par value; 300,000,000 shares authorized, 91,428,570 shares issued and outstanding at December 31, 2000 and June 30, 2001	914	914

Additional paid in capital	537,356	537,640

Accumulated deficit	(357,075)	(524,996)

Deferred stock-based compensation	(5,438)	(5,438)

Accumulated other comprehensive loss	(17,172)	(30,599)

Total stockholders’ equity (deficit)	158,585	(22,479)

TOTAL	$1,374,750	$1,265,495

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

	(Unaudited)		(Unaudited)

NET REVENUES:

Data and value added services	$52,782	$55,813	$103,856	$112,964

Telephony		1,885		3,155

Internet	7,992	11,679	14,668	22,847

Services to carriers		5,759		10,411

Sales of equipment	3,980	3,391	4,993	17,895

Total net revenues	64,754	78,527	123,517	167,272

COSTS AND EXPENSES:

Direct costs:

Contracted services	6,787	8,859	13,261	19,945

Other direct costs	5,803	7,371	10,986	13,163

Leased capacity	17,503	23,452	31,585	45,385

Cost of equipment sold	3,777	2,105	4,597	10,832

Total direct costs	33,870	41,787	60,429	89,325

Salaries and wages	15,940	21,900	30,170	44,097

Selling, general and administrative	12,987	14,782	24,488	29,470

Depreciation and amortization	20,873	30,245	40,809	59,677

Total costs and expenses	83,670	108,714	155,896	222,569

Operating loss	(18,916)	(30,187)	(32,379)	(55,297)

OTHER INCOME (EXPENSES):

Interest income and investment gains	8,378	3,582	13,145	8,092

Interest expense	(28,102)	(36,714)	(50,483)	(70,223)

Net gain (loss) on foreign exchange	(1,761)	(10,369)	804	(24,150)

Other income, net	2,306	138	2,484	145

Total other expenses	(19,179)	(43,363)	(34,050)	(86,136)

LOSS BEFORE INCOME TAXES	(38,095)	(73,550)	(66,429)	(141,433)

PROVISION FOR FOREIGN INCOME TAXES	(1,730)	(26,122)	(1,070)	(26,488)

NET LOSS	(39,825)	(99,672)	(67,499)	(167,921)

DIVIDENDS ON REDEEMABLE PREFERRED STOCK			(1,393)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(39,825)	$(99,672)	$(68,892)	$(167,921)

NET LOSS PER COMMON SHARE:

BASIC AND DILUTED	$(0.44)	$(1.09)	$(0.80)	$(1.84)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:

BASIC AND DILUTED	91,428	91,429	85,638	91,429

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(39,825)	$(99,672)	$(68,892)	$(167,921)

OTHER COMPREHENSIVE LOSS, net of tax:

Foreign currency translation adjustment	(633)	(1,230)	(330)	(4,982)

Change in unrealized loss on investments available for sale, net of taxes	(55,374)	(3,254)	(114,618)	(8,445)

TOTAL	(56,007)	(4,484)	(114,948)	(13,427)

COMPREHENSIVE LOSS	$(95,832)	$(78,687)	$(183,840)	$(181,348)

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands of U.S. Dollars)
(Unaudited)

						Accumulated
	Common Stock		Additional		Deferred	Other
			Paid In	Accumulated	Stock-Based	Comprehensive
	Shares	Stock	Capital	Deficit	Compensation	Loss	Total

BALANCE AT DECEMBER 31, 2000	91,428,570	$914	$537,356	$(357,075)	$(5,438)	$(17,172)	$158,585

Amortization of amount paid in excess of carrying value of net assets acquired from related party			284				284

Change in unrealized loss on investment available for sale						(8,445)	(8,445)

Foreign currency translation adjustment						(4,982)	(4,982)

Net loss for the period				(167,921)			(167,921)

BALANCE AT JUNE 30, 2001	91,428,570	$914	$537,640	$(524,996)	$(5,438)	$(30,599)	$(22,479)

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)
(Unaudited)

	Six Months Ended
	June 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(67,499)	$(167,921)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Amortization and depreciation	40,809	59,677

Provision for doubtful accounts	3,018	4,248

Deferred income tax (benefit) provision	(831)	25,880

Changes in assets and liabilities:

Increase in trade accounts receivable, net	(6,734)	(8,233)

Decrease (increase) in prepaid expenses	(1,393)	(2,220)

(Increase) decrease in other receivables and other non-current assets	(6,376)	3,258

Increase in accounts payable — trade	6,549	6,193

Increase in deferred revenues	31,606	39,649

Increase in accrued and other liabilities	17,068	(396)

Increase (decrease) in other long-term liabilities		(12,093)

Net cash provided by (used in) operating activities	16,217	(51,958)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net (increase) decrease in trading investments	(388,410)	163,353

Build-out of broadband network	(31,281)	(59,060)

Purchases of property, plant and equipment	(68,472)	(53,663)

(Increase) decrease in other investment	(26)	(306)

Net cash (used in) provided by investing activities	(488,189)	50,324

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (repayments on) borrowings from short-term debt	(1,103)	1,552

Proceeds from long-term debt, net of deferred financing costs	297,679	16,129

Repayments of long-term debt	(9,696)	(11,849)

Proceeds from issuance of common stock, net	229,350

Cash paid in redemption of preferred stock	(32,500)

Net cash provided by financing activities	483,730	5,832

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	330	(4,982)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,088	(784)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	97,507	67,737

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$109,595	$66,953

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$32,611	$69,723

Foreign income taxes paid	$—	$190

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accrued dividends on redeemable preferred stock	$1,393

Change to unrealized gain on investment available for sale, net of tax	$(114,618)	$(8,445)

Broadband network vendor financing	$70,935	$32,624

Broadband network financed through other long-term liabilities	$12,573

Issuance of treasury stock upon conversion of preferred stock	$115,142

Issuance of common stock in exchange for minority interests of

IMPSAT Argentina, IMPSAT Colombia and IMPSAT Venezuela	$93,034

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in Thousands of U.S. Dollars, except for per share amounts)

1.  GENERAL

      IMPSAT Fiber Networks, Inc., a Delaware holding company, and subsidiaries (the “Company”) is a leading integrated provider of broadband Internet, data and voice services in Latin America. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. In addition, the Company has built an extensive pan-Latin American high capacity fiber optic network (“Broadband Network”) and is currently undertaking its second phase of extension which it expects to complete during the present year.

      The Company currently provides telecommunications services to its customers using its local access and long haul fiber optic and satellite networks. The deployed facilities include 15 metropolitan area networks in the largest cities of the region, long haul networks across Argentina, Brazil, Chile and Colombia, and leased submarine capacity to link South America to the United States. Finally, the Company has 510,000 gross square feet of premises housing advanced hosting capabilities.

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

      Liquidity and Going Concern Considerations — The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence the financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company currently faces significant near-term cash flow and liquidity problems. The Company’s capital requirements under the business plan for fiscal year 2001 are greater than available capital resources, and the Company’s cash flows and liquidity are insufficient to satisfy all of the Company’s obligations beyond the end of 2001. In particular, the payment default by 360networks during the second quarter of its contracts with the Company for the provision of IRU dark fiber and capacity services and backhaul construction services and the subsequent termination of those contracts will result in the Company’s receipt of approximately $77.4 million less than anticipated during the remainder of 2001 (see Note 12). Although management is taking action to attempt to reduce expenditures relating to the 360networks contracts and utilize the network assets that were to be provided to 360networks, it will not be possible in the short-term to replace the cash inflows contemplated by the termination of 360networks contracts and the

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonpayment by 360networks of the amount originally scheduled to be paid to the Company during 2001. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

      The Company has begun evaluating the availability of additional financing to meet its financial requirements and objectives. Additionally, the Company is closely monitoring the level of cash payments and commitments. The Company has begun to take actions to substantially reduce its commitments requiring cash payments in the remainder of 2001. The Company has commenced evaluating various alternatives to improve its liquidity, including raising additional equity capital from financial and/or strategic partners or restructuring its debt. However, there is no assurance that the Company will reach a definitive agreement with any potential strategic partner, obtain additional funds or restructure its debt without seeking protection under the United States Bankruptcy Code. In the event the Company is unable to satisfy its obligations to third parties, which could result in defaults under its debt and other financing agreements and, after the passage of any applicable time and notice provisions, the Company’s creditors would be able to accelerate the indebtedness and assert other remedies against the Company. Such events would have a material adverse effect upon the Company and would threaten its ability to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation — The financial statements are presented on a consolidated basis and include the accounts of the IMPSAT Fiber Networks, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

      Interim Financial Information — The unaudited condensed consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2000 and 2001 have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

      Market Risk — The Company currently operates in countries throughout Latin America. The Company’s financial performance may be affected by inflation, exchange rates and controls, price controls, interest rates, changes in governmental economic policy, taxation and political, economic or other developments in or affecting the Latin America countries in which the Company operates. The Company’s foreign exchange rate risk, other than in Brazil, is limited because the majority of its assets are either non-monetary in nature or denominated in US dollars, and the majority of its debt is denominated in US dollars. Additionally, a significant portion of the Company’s debt has a fixed interest rate thereby limiting the Company’s interest rate risk exposure. Accordingly, the Company does not enter into derivative transactions to hedge against these potential risks.

      Cash and Cash Equivalents — Cash and cash equivalents are time deposits with maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

      Revenue Recognition — Revenues from data, value-added telephony, IT Solutions and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery and

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acceptance by customer. In addition, the Company has entered into, and expect to enter into in the future, agreements with carriers granting indefeasible rights of use (“IRUs”) and access to portions of its broadband network capacity and infrastructure. Pursuant to these agreements, the Company will receive fixed advance payments for the IRU and will recognize the revenue from the IRU ratably over the life of the IRU. Amounts received in advance are recorded as deferred revenue in the accompanying consolidated balance sheets. The Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC’s views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC’s interpretation of revenue recognition.

      No single customer accounted for greater than 10% of total net revenues from services for the three and six months ended June 30, 2000 and 2001.

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

      In addition, the Company has acquired IRUs from other entities for its own purposes. Such IRU investments are capitalized and amortized over their estimated useful lives, not to exceed 15 years. The acquired IRU’s have a 25-year term. In those cases where the right of use has been acquired for a longer period of time (25 years), management believes that, due to anticipated advances in technology, the Company’s IRUs are not likely to be productive assets beyond 15 years.

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

      Investments — Investments covered under the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, are classified by the Company as either “trading” for short term investments and “available for sale” for long term investments and are carried at fair value. Unrealized gains and losses for trading investments are recorded into income. Unrealized gains or losses, net of tax, for available for sale investments are included in accumulated other comprehensive income (loss) within stockholders’ equity. All other investments are carried at cost.

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

      Long-Lived Assets — Long-lived assets, included goodwill, are reviewed on an ongoing basis for impairment based on a comparison of carrying values to undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. No such adjustments were recorded for the three and six months ended June 30, 2000 and 2001.

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

      Fair Value of Financial Instruments — The Company’s financial instruments include receivables, investments, payables, short- and long-term debt. The Company’s Senior Guaranteed Notes, Senior Notes 2005 and 2008 and trading and available for sale investments, were valued at market closing prices at December 31, 2000 and June 30, 2001. The fair value of all other financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of December 31, 2000 and June 30, 2001.

      At December 31, 2000 and June 30, 2001, the fair value of the Company’s financial instruments was as follows:

	December 31,	June 30,
	2000	2001

12.125% Senior Guaranteed Notes due 2003	$98,750	$70,000

13.75% Senior Notes due 2005	198,000	138,000

12.375% Senior Notes due 2008	124,875	81,000

Trading Investments	240,892	77,529

Available for sale investments	7,166	5,075

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net Loss Per Common Share — Basic earnings (loss) per share is computed based on the average number of common shares outstanding and diluted earnings (loss) per share is computed based on the average number of common and potential common shares outstanding under the treasury stock method.

      Accumulated Other Comprehensive Loss — Accumulated other comprehensive loss is comprised as follows:

		Unrealized
	Foreign	Gain (Loss)
	Currency	Available for
	Translation	Sale Investment	Total

Balance at December 31, 2000	$(6,417)	$(10,755)	$(17,172)

Change during the period	(4,982)	(8,445)	(13,427)

Balance at June 30, 2001	$(11,399)	$(19,200)	$(30,599)

      New Accounting Pronouncement — The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, which addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The Company is currently assessing the financial statement impact of the adoption of SFAS 142.

      Reclassifications — Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform with the 2001 presentation.

3.  INVESTMENTS

      The Company’s investments consist of the following at December 31 and June 30:

	December 31,	June 30,
	2000	2001

Trading investments, at fair value	$240,892	$77,539

Investment, at cost	$7,925	$8,231

Investment in common stock, at fair value ($24,275 at cost)	7,166	5,075

Total	$15,091	$13,306

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  TRADE ACCOUNTS RECEIVABLE

      Trade accounts receivable, by operating subsidiaries, at December 31 and June 30, are summarized as follows:

	December 31,	June 30,
	2000	2001

IMPSAT Argentina	$75,116	$79,848

IMPSAT Brasil	6,553	8,173

IMPSAT Colombia	6,662	5,598

IMPSAT Venezuela	6,311	7,243

All other countries	11,218	12,194

Total	105,860	113,056

Less: allowance for doubtful accounts	(22,509)	(25,720)

Trade accounts receivable, net	$83,351	$87,336

      The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers’ financial history is analyzed.

      The activity for the allowance for doubtful accounts for the year ended December 31, 2000 and for the six months ended June 30, 2001 is as follows:

	December 31,	June 30,
	2000	2001

Beginning balance	$19,820	$22,509

Provision for doubtful accounts	4,806	4,248

Write-offs, net of recoveries	(2,117)	(1,037)

Ending balance	$22,509	$25,720

5.  OTHER RECEIVABLES

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries as follows at December 31 and June 30:

	December 31,	June 30,
	2000	2001

IMPSAT Argentina	$33,678	$42,062

IMPSAT Brazil	12,538	7,969

IMPSAT Colombia	4,149	2,194

IMPSAT Venezuela	2,156	2,617

All other countries	10,650	7,258

Total	$63,171	$62,100

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  BROADBAND NETWORK AND AGREEMENTS

      Broadband network and related equipment consists of the following at December 31 and June 30:

	December 31,	June 30,
	2000	2001

Network infrastructure	$201,372	$232,289

Right of ways	19,666	16,554

Equipment and materials	151,185	170,167

IRU investments	33,610	40,642

Total	405,833	459,652

Less: accumulated depreciation	(46,433)	(63,754)

Total	359,400	395,898

Under construction – Network infrastructure	3,424	39,959

Under construction – Global Crossing ducts	1,397

Total	$364,221	$435,857

      The recap of accumulated depreciation for the year ended December 31, 2000 and for the six months ended June 30, 2001, is as follows:

	December 31,	June 30,
	2000	2001

Beginning balance	$42,368	$46,433

Depreciation expense	4,365	20,048

Disposals and retirements	(300)	(2,727)

Ending balance	$46,433	$63,754

      Nortel Networks Agreements — On September 6, 1999, the Company executed two turnkey agreements with Nortel Networks Limited (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina and Brazil for approximately $265 million.

      On October 25, 1999, each of IMPSAT Argentina and IMPSAT Brazil signed definitive agreements with Nortel to borrow an aggregate of up to approximately $149.1 million and $148.3 million, respectively, of long term vendor financing. The financing, which will be disbursed over a two year period with final maturity in 2006, and will be used to finance Nortel’s construction of the segments of the Broadband Network in Argentina and Brazil as well as additional purchases of telecommunications equipment. The Company has guaranteed the obligations of each of IMPSAT Argentina and IMPSAT Brazil under the Nortel financing agreements. Additionally, the Company has obtained additional vendor financing from Lucent Technologies, Ericsson, Tellabs OY, DMC and Harris Canadá, Inc. for the acquisition of fiber optic cable and other telecommunications equipment for the Broadband Network for an aggregate of up to approximately $74.2 million. The Company had amounts due under Broadband Network vendor financing totaling approximately $247.1 million and $279.8 million as of December 31, 2000 and June 30, 2001, respectively.

      IRU Agreements — The Company has entered into several framework agreements granting IRUs of up to 25 years on the Company’s broadband network, including network maintenance services and telehousing space. The Company has received approximately $40.8 million during the six months ended June 30, 2001 related to these agreements. These advance payments are recorded as deferred revenue in the accompanying

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condensed balance sheet. During the six months ended June 30, 2001, the Company recognized approximately $1.9 million from these agreements, which are reflected as services to carriers in the accompanying condensed statement of operations.

7.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31 and June 30, consisted of:

	December 31,	June 30,
	2000	2001

Land	$10,398	$12,652

Building and improvements	55,792	84,034

Operating communications equipment	513,287	548,191

Furniture, fixtures and other equipment	33,703	40,217

Total	613,180	685,094

Less: accumulated depreciation	(265,354)	(298,299)

Total	347,826	386,795

Equipment in transit	15,285	8,414

Works in process	18,563	4,355

Property, plant and equipment, net	$381,674	$399,564

      The recap of accumulated depreciation for the year ended December 31, 2000 and for the six months ended June 30, 2001, is as follows:

	December 31,	June 30,
	2000	2001

Beginning balance	$201,656	$265,354

Depreciation expense	74,156	35,773

Disposals and retirements	(10,458)	(2,828)

Ending balance	$265,354	$298,299

8.  SHORT-TERM DEBT

      Several of the Company’s subsidiaries maintain short-term credit facilities with local banks. These credit facilities are denominated in U.S. dollars, with interest rates ranging from 5% to 22%. The Company’s subsidiaries have historically refinanced these short term credit facilities on an annual basis. As of December 31, 2000 and June 30, 2001, amounts outstanding under these credit facilities totaled approximately $14.6 million and $16.2 million, respectively.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  LONG-TERM DEBT

      The Company’s long-term debt at December 31 and June 30, is detailed as follows:

	December 31,	June 30,
	2000	2001

12.125% Senior Guaranteed Notes due 2003	$125,000	$125,000

13.75% Senior Notes due 2005	300,000	300,000

12.375% Senior Notes due 2008	225,000	225,000

Term notes payable, maturing from 2001 through 2004; collateralized by equipment, the assignment of customer contracts and investment; denominated in:

U.S. dollars (interest rates 8.0% — 13.0%)	27,959	28,162

Local currency (interest rates 9% — 19.67%)	17,177	17,184

Eximbank notes payable (7.61%), maturing semiannually through 200l and 2004	11,359	15,429

Vendor financing (6.33% — 13%), maturing 2004 to 2008	247,145	279,769

Total long-term debt	953,640	990,544

Less: current portion	(38,377)	(56,985)

Long-term debt, net	$915,263	$933,559

      The Senior Guaranteed Notes, the Senior Notes 2005 and 2008, the vendor financing and some of the term notes contain certain covenants requiring certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

10.  INCOME TAXES

      The composition of the provision for income taxes, all of which are for foreign taxes, for the three and six months ended June 30, 2000 and 2001 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Current	$(1,004)	$(37)	$(1,901)	$(608)

Deferred	(726)	(26,085)	831	(25,880)

Total	$(1,730)	$(26,122)	$(1,070)	$(26,488)

      The foreign statutory tax rates range from 15% to 35% depending on the particular country. During the three and six months ended June 30, 2001, the Company recorded a valuation allowance of approximately $25.5 million because it is not clear that utilization of the tax benefits resulting from operating losses and other temporary differences are “more likely than not” to be realized, as required by SFAS 109.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  OPERATING SEGMENT INFORMATION

      The Company’s operating segment information, by subsidiary, is as follows for the three and six months ended June 30, 2000 and 2001:

					All other
	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total
Three Months Ended June 30, 2001

Net Revenues

Data and value added services:

Satellite	$12,863	$3,117	$5,453	$6,113	$8,722	$(2,085)	$34,183

Broad Band	7,999	2,002	8,400	816	2,522	(1,452)	20,287

Value added services	853	953	49		3,045	(3,557)	1,343

Subtotal	21,715	6,072	13,902	6,929	14,289	(7,094)	55,813

Telephony	1,674				531	(320)	1,885

Internet	4,376	3,126	1,111	457	4,085	(1,476)	11,679

Services to carriers	1,560	1,715	155	394	2,459	(524)	5,759

Sales of equipment	2,034	625	478	40	214		3,391

Total net revenues from services	$31,359	$11,538	$15,646	$7,820	$21,578	$(9,414)	$78,527

Operating income (loss)	$(16,256)	$(9,312)	$(184)	$194	$(4,629)		$(30,187)

Total assets	$557,968	$218,956	$120,847	$61,383	$306,341		$1,265,495

					All other
2000	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues

Data and value added services:

Satellite	$18,501	$3,693	$7,579	$6,616	$8,323	$(4,214)	$40,498

Broad Band	5,462	399	4,797	501	507	(36)	11,630

Value added services	593	4	27	30	14	(14)	654

Subtotal	24,556	4,096	12,403	7,147	8,844	(4,264)	52,782

Telephony

Internet	2,579	2,053	892	333	3,581	(1,446)	7,992

Services to carriers

Sales of equipment	3,634	298		24	24		3,980

Total net revenues from services	$30,769	$6,447	$13,295	$7,504	$12,449	$(5,710)	$64,754

Operating income (loss)	$(8,352)	$(6,887)	$355	$837	$(4,869)		$(18,916)

Total assets	$337,726	$158,353	$92,017	$45,880	$676,925		$1,310,901

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					All other
	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total
Six Months Ended June 30, 2001

Net Revenues

Data and value added services:

Satellite	$28,994	$7,261	$11,798	$12,339	$17,376	$(5,798)	$71,970

Broad Band	15,469	3,666	16,490	1,424	4,226	(2,548)	38,727

Value added services	1,628	1,110	97		5,595	(6,163)	2,267

Subtotal	46,091	12,037	28,385	13,763	27,197	(14,509)	112,964

Telephony	2,379				1,237	(461)	3,155

Internet	8,400	6,273	2,159	882	8,018	(2,885)	22,847

Services to carriers	3,009	2,794	214	688	4,450	(744)	10,411

Sales of equipment	4,058	5,249	478	969	7,141		17,895

Total net revenues from services	$63,937	$26,353	$31,236	$16,302	$48,043	$(18,599)	$167,272

Operating income (loss)	$(29,057)	$(20,188)	$354	$323	$(6,729)		$(55,297)

Total assets	$557,968	$218,956	$120,847	$61,383	$306,341		$1,265,495

					All other
2000	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues

Data and value added services:

Satellite	$36,134	$7,136	$15,935	$12,437	$17,817	$(9,230)	$80,229

Broad Band	11,017	641	9,361	939	754	(89)	22,623

Value added services	920	4	50	30	16	(16)	1,004

Subtotal	48,071	7,781	25,346	13,406	18,587	(9,335)	103,856

Telephony

Internet	5,006	3,434	1,763	583	6,539	(2,657)	14,668

Services to carriers

Sales of equipment	4,496	327		51	119		4,993

Total net revenues from services	$57,573	$11,542	$27,110	$14,039	$25,245	$(11,992)	$123,517

Operating income (loss)	$(14,603)	$(11,356)	$743	$405	$(7,568)		$(32,379)

Total assets	$337,726	$158,353	$92,017	$45,880	$676,925		$1,310,901

12.  COMMITMENTS AND CONTINGENCIES

      Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $30.0 million, through the year 2005. The Company has commitments to purchase communications equipment amounting to approximately $9.2 million at June 30, 2001. The Company has commitments for additional IRU investments totaling approximately $22.5 million in the aggregate under its various IRU agreements.

      IMPSAT Brazil has entered into a $5.9 million term note with El Camino Resources, which is guaranteed by the Company and IMPSAT Argentina. At June 30, 2001, the balance outstanding was approximately $3.6 million.

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

      In November 1996, IMPSAT Argentina filed suit against a former customer, ENCOTESA, for amounts due and arising under IMPSAT Argentina’s contracts with ENCOTESA, the Argentine national postal service for $7.3 million. The ultimate collectivity of this matter continues to be negotiated for settlement; however, the Company has valued this receivable at a net realizable value of zero.

      During June 2001, the Company terminated a series of contracts which the Company had signed in the first quarter of 2001 with subsidiaries of 360americas networks (Bermuda) ltd. (collectively “360americas”), a subsidiary of 360networks, Inc. to construct and provide IRU dark fiber, capacity services and conduit to 360americas over the Company’s Broadband Network in Argentina and Brazil, as a result of the breach by 360americas of its payment obligation under the contracts. This Broadband Network includes the new Argentina-Brazil link that the Company was currently constructing. Between March and May 2001, the Company made available segments of the IRU to 360americas for acceptance, but 360americas failed to make certain payments as required by the Company’s contract with them. 360americas also failed to make certain payments for collocation space in the Company’s telehouses in Sao Paulo and Rio de Janeiro, Brazil and Buenos Aires, Argentina, and the Company terminated those contracts as well. The Company has also more recently terminated a contract with 360americas for collocation space in Caracas, Venezuela, also for payment default by 360americas.

      The Company has commenced arbitration and litigation proceedings against 360americas for damages under the terminated contracts for the provision of IRU dark fiber and capacity services, as contemplated by the relevant agreements. 360americas was not included in the series of bankruptcy and insolvency filings made in the United States and Canada by its parent, 360networks, Inc. 360networks, Inc. has announced that it intends to seek a buyer for its South American underseas fiber optic cable system, which is owned by 360americas. The Company intends to aggressively pursue its remedies against 360americas, including its claim for damages due under the terminated contracts, but is unable to predict whether the Company will prevail in any such proceedings and, if so, whether 360americas would be able to pay any arbitration or litigation award that might be entered in favor of the Company.

      During the pendency of the arbitration and litigation proceedings, the Company will continue to include as deferred revenues on its condensed consolidated balance sheet the amount received from 360americas as down payments under the terminated contracts, after deducting amounts that were due and payable at the time of the termination of the contracts. As of June 30, 2001, the balance of such deferred revenue was $22.6 million.

IMPSAT S.A.

CONDENSED BALANCE SHEETS

(In thousands of U.S. Dollars)
(Unaudited)

	December 31,	June 30,
	2000	2001

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$12,051	$13,873

Trade accounts receivable, net	58,680	61,135

Receivable from affiliated companies	13,303	14,237

Other receivables	33,679	42,060

Prepaid expenses	2,584	2,665

Total current assets	120,297	133,970

BROADBAND NETWORK, Net	176,961	222,621

PROPERTY, PLANT AND EQUIPMENT, Net	163,754	175,938

NON-CURRENT ASSETS:

Investments	11,829	10,911

Deferred income taxes, net	8,262

Other non-current assets	13,672	14,528

Total non-current assets	33,763	25,439

TOTAL	$494,775	$557,968

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable — trade	$71,362	$87,141

Short-term debt	8,860	8,900

Advances from affiliated companies	7,523	7,010

Current portion of long-term debt	15,385	29,359

Accrued and other liabilities	10,625	10,906

Total current liabilities	113,755	143,316

LONG-TERM DEBT, Net	127,626	136,689

DEFERRED REVENUES	32,561	47,866

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY:

Common Stock, $0.01 par value 14,755 shares issued and outstanding at December 31, 2000, and at June 30, 2001	3	3

Paid in capital	250,326	308,825

Accumulated deficit	(30,247)	(78,663)

Accumulated other comprehensive income (loss)	751	(68)

Total stockholders’ equity	220,833	230,097

TOTAL	$494,775	$557,968

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

NET REVENUES:

Data and value added services	$24,556	$21,715	$48,071	$46,091

Telephony		1,674		2,379

Internet	2,579	4,376	5,006	8,400

Services to carriers		1,560		3,009

Sales of equipment	3,634	2,034	4,496	4,058

Total net revenues	30,769	31,359	57,573	63,937

COSTS AND EXPENSES:

Direct costs:

Contracted services	3,771	3,251	6,876	8,540

Other direct costs	3,748	5,052	5,931	8,212

Leased capacity	6,512	9,300	12,431	17,950

Cost of equipment sold	3,495	1,574	4,257	3,414

Total direct costs	17,526	19,177	29,495	38,116

Salaries and wages	6,827	9,050	12,740	18,139

Selling, general and administrative	6,376	5,979	12,497	10,939

Depreciation and amortization	8,392	13,409	17,444	25,800

Total costs and expenses	39,121	47,615	72,176	92,994

Operating loss	(8,352)	(16,256)	(14,603)	(29,057)

OTHER INCOME (EXPENSES):

Interest income and investment gains	183	473	345	754

Interest expense	(2,417)	(6,196)	(5,527)	(11,450)

Net (loss) gain on foreign exchange	(48)	(327)	70	(6)

Other expenses, net	12	10	4	10

Total other expenses, net	(2,270)	(6,040)	(5,108)	(10,692)

LOSS BEFORE INCOME TAXES	(10,622)	(22,296)	(19,711)	(39,749)

PROVISION FOR INCOME TAXES	(735)	(9,046)	(1,336)	(8,667)

NET LOSS	$(11,357)	$(31,342)	$(21,047)	$(48,416)

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

NET LOSS	$(11,357)	$(31,342)	$(21,047)	$(48,416)

OTHER COMPREHENSIVE LOSS, net of tax:

Change in unrealized loss on investment available for sale		(224)		(819)

COMPREHENSIVE LOSS	$(11,357)	$(31,566)	$(21,047)	$(49,235)

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. Dollars)

				Accumulated
				Other
				Comprehensive
	Common	Paid In	Accumulated	Income
	Stock	Capital	Deficit	(Loss)	Total

BALANCE AT DECEMBER 31, 2000	$3	$250,326	$(30,247)	$751	$220,833

Change on unrealized loss on investment available for sale, net of taxes				(819)	(795)

Shareholders’ contribution		58,499			58,499

Net loss for the period			(48,416)		(48,416)

BALANCE AT JUNE 30, 2001	$3	$308,825	$(78,663)	$(68)	$230,097

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Six Months Ended
	June 30,

	2000	2001

	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(21,047)	$(48,416)

Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition:

Depreciation and amortization	17,444	25,800

Provision for doubtful accounts	3,667	3,170

Deferred income tax provision		8,667

Changes in assets and liabilities:

Increase in trade accounts receivable	(6,390)	(5,625)

Increase in prepaid expenses	(44)	(81)

Increase in other receivables and other non-current assets	(148)	(9,237)

Increase in accounts payable — trade	2,913	15,779

Increase in deferred revenues	20,056	15,305

(Decrease) Increase in accrued and other liabilities	(2,487)	281

Decrease in other long-term liabilities	(358)

Net cash provided by operating activities	13,606	5,643

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of broadband network	(12,457)	(40,227)

Purchases of property, plant and equipment	(32,451)	(19,430)

Increase in other investment	(26)	(306)

Net cash used in investing activities	(44,934)	(59,963)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings from short-term debt	(1,602)	40

Changes in advances to/from affiliates	(61,322)	(1,447)

Repayments of long-term debt	(453)	(950)

Capital contribution	92,022	58,499

Net cash provided by financing activities	28,645	56,142

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,683)	1,822

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	4,199	12,051

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,516	$13,873

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$3,933	$6,749

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Change to unrealized loss on investment available for sale, net of tax		$(819)

Broadband network vendor financing	$37,008	$19,919

See notes to condensed financial statements.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Tables in Thousands of U.S. Dollars)

1.  GENERAL

      IMPSAT S.A. (the “Company”) is a leading integrated provider of broadband Internet, data and voice services in Argentina. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links and leased satellite capacity. As of June 30, 2001, the Company is a 100% owned subsidiary of IMPSAT Fiber Networks, Inc. (the “Parent Company”).

      Liquidity and Going Concern Considerations — The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence the financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Parent Company and the Company currently face significant near-term cash flow and liquidity problems. The Parent Company’s capital requirements under the business plan for fiscal year 2001 are greater than available capital resources, and the Parent Company’s cash flows and liquidity are insufficient to satisfy all of the Parent Company’s obligations beyond the end of 2001. In particular, the payment default by 360networks during the second quarter of its contracts with the Company and IMPSAT Brazil for the provision of IRU dark fiber and capacity services and backhaul construction services and the subsequent termination of those contracts will result in the Parent Company’s receipt of approximately $77.4 million less than anticipated during the remainder of 2001 (see Note 11). Although the Parent Company’s management is taking action to attempt to reduce expenditures relating to the 360networks contracts and utilize the network assets that were to be provided to 360networks, it will not be possible in the short-term to replace the cash inflows contemplated by the termination of 360networks contracts and the nonpayment by 360networks of the amount originally scheduled to be paid to the Company during 2001. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

      The Parent Company has begun evaluating the availability of additional financing to meet its financial requirements and objectives. Additionally, the Parent Company is closely monitoring the level of cash payments and commitments. The Parent Company has begun to take actions to substantially reduce its commitments requiring cash payments in the remainder of 2001. The Parent Company has commenced evaluating various alternatives to improve its liquidity, including raising additional equity capital from financial and/ or strategic partners or restructuring its debt. However, there is no assurance that the Parent Company will reach a definitive agreement with any potential strategic partner, obtain additional funds or restructure its debt without seeking protection under the United States Bankruptcy Code. In the event the Parent Company is unable to satisfy its obligations to third parties, which could result in defaults under its debt and other financing agreements and, after the passage of any applicable time and notice provisions, the Company’s creditors would be able to accelerate the indebtedness and assert other remedies against the Parent Company. Such events would have a material adverse effort upon the Parent Company and the Company and would threaten their respective ability to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Interim Financial Information — The unaudited condensed financial statements as of June 30, 2001 and for the six months ended June 30, 2000 and 2001 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in Thousands of U.S. Dollars)

such period. The operating results for the six months ended June 30, 2000 and 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

      Revenue Recognition — Revenues from data, value added, telephony an Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery and acceptance by customer. In addition the Company has entered into, and expects to enter into in the future, agreements with carriers granting indefeasible rights of use (“IRU”) and access to portions of its broadband network capacity and infrastructure. Pursuant to these agreements, the Company will receive fixed advance payments for the IRU and will recognize the revenue from the IRU ratably over the life of the IRU. Amounts received in advance are recorded as deferred revenue in the accompanying balance sheets. The Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC’s views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC’s interpretation of revenue recognition.

      No single customer accounted for greater than 10% of total revenues from services for the six months ended June 30, 2000 and 2001.

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

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in Thousands of U.S. Dollars)

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

      Long-Lived Assets — Long-lived assets are reviewed on an ongoing basis for impairment based on a comparison of carrying values to undiscounted future cash flows. If an impairment is identified, the asset’s carrying amount is adjusted to fair value. No such adjustments were recorded for the six months ended June 30, 2000 and 2001.

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

      Foreign Currencies Translation — The translation of these financial statements into U.S. dollars has been made following the guidelines of SFAS No. 52, Foreign Currency Translation. Major operations of IMPSAT S.A. are stated in U.S. dollars. Accordingly, the U.S. dollar has been designated as the functional currency. Local currencies denominated transactions are remeasured into the functional currency. Accordingly, fixed assets and stockholders equity have been translated into U.S. dollars taking into account the exchange rate prevailing at each transaction date. Monetary assets and liabilities are translated using the period-end exchange. Profit and loss accounts were translated using average exchange rates for the periods in which they were accrued, except for the consumption of non-monetary assets for which their respective dollar translated costs were considered.

      Fair Value of Financial Instruments — The Company’s financial instruments include receivables, investments, payables, short- and long-term debt. The available for sale investments were valued at market closing prices at June 30, 2001. The fair value of all other financial instruments which approximate their carrying (or contract) values have been determined using interest rates as of June 30, 2001.

      Reclassifications — Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

3.  TRADE ACCOUNTS RECEIVABLE

      Trade accounts receivable at December 31 and June 30, are summarized as follows:

	December 31,	June 30,
	2000	2001

Trade accounts receivable	$75,116	$79,847

Less: allowance for doubtful accounts	(16,436)	(18,712)

Trade accounts receivable, net	$58,680	$61,135

      The Company provides trade credit to their customers in the normal course of business. Prior to extending credit, the customers’ financial history is analyzed.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in Thousands of U.S. Dollars)

      The activity for the allowance for doubtful accounts for the year ended December 31, 2000 and for the six months ended June 30, 2001 is as follows:

	December 31,	June 30,
	2000	2001

Beginning balance	$13,943	$16,436

Provision for doubtful accounts	3,035	3,170

Write-offs, net of recoveries	(542)	(894)

Ending balance	$16,436	$18,712

4.  OTHER RECEIVABLES

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers other than for fixed assets, and other miscellaneous amounts due to the Company.

5.  BROADBAND NETWORK AND AGREEMENTS

      Broadband network and related equipment at December 31 and June 30 consists of:

	December 31,	June 30,
	2000	2001

Network infrastructure	$91,206	$124,285

Equipment and materials	122,477	146,285

IRU investments	4,395	4,396

Total	218,078	274,966

Less: accumulated depreciation	(42,084)	(52,345)

Total	175,994	222,621

Under construction – Network infrastructure	967

Total	$176,961	$222,621

      The recap of accumulated depreciation for the year ended December 31, 2000 and for the six months ended June 30, 2001, is as follows:

	December 31,	June 30,
	2000	2001

Beginning balance	$39,763	$42,084

Depreciation expense	2,321	11,032

Disposals and retirements		(771)

Ending balance	$42,084	$52,345

      Nortel Networks Agreements — On September 6, 1999, the Company executed a turnkey agreement with Nortel Networks Inc. (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina for approximately $133.1 million.

      On October 25, 1999, the Company signed a definitive agreement with an affiliate of Nortel Networks to borrow an aggregate of up to approximately $149.1 million of long term vendor financing. The financing, which will be disbursed over a two year period with final maturity in 2006, will be used to finance Nortel’s construction of the segments of the Broadband Network and the purchase of additional equipment to be used

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in Thousands of U.S. Dollars)

by the Company in connection with the operation of the Broadband Network. The Parent Company has agreed to guarantee the obligations of the Company under the Nortel financing agreements. Additionally, the Company has obtained additional vendor financing from Lucent Technologies, Ericsson, Tellabs OY, DMC and Harris Canada, Inc. for the acquisition of fiber optic cable and other telecommunications equipment for the Broadband Network for an aggregate of up to approximately $54.2 million. The Company had amounts due under Broadband Network vendor financing totaled $129.8 million and $149.7 million as of December 31, 2000 and June 30, 2001, respectively.

      IRU Agreements — The Company has entered into several framework agreements granting IRUs of up to 25 years on the Company’s broadband network, including network maintenance services and telehousing space. The Company has received approximately $15.8 million during the six months ended June 30, 2001 related to these agreements. These advance payments are recorded as deferred revenue in the accompanying balance sheet.

6.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31 and June 30 consists of:

	December 31,	June 30,
	2000	2001

Land	$3,160	$3,079

Building and improvements	37,369	51,041

Operating communications equipment	224,293	238,346

Furniture, fixtures and other equipment	16,594	22,194

Total	281,416	314,660

Less: accumulated depreciation	(131,378)	(144,971)

Total	150,038	169,689

Equipment in transit	12,928	5,841

Works in process	788	408

Property, plant and equipment, net	$163,754	$175,938

      The recap of accumulated depreciation for the year ended December 31, 2000 and for the six months ended June 30, 2001, is as follows:

	December 31,	June 30,
	2000	2001

Beginning balance	$105,801	$131,378

Depreciation expense	35,850	14,768

Disposals and retirements	(10,273)	(1,175)

Ending balance	$131,378	$144,971

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in Thousands of U.S. Dollars)

7.  INVESTMENTS

      The Company’s investments at December 31 and June 30 consist of:

	December 31,	June 30,
	2000	2001

Investment, at cost	$7,925	$8,231
Investment in common stock, at fair value

New Skies Satellites N.V. ($2,748 cost)	3,904	2,680

Total	$11,829	$10,911

      The Company’s cost basis investment represents a less than 1% ownership in an unaffiliated entity established for the purchase and leasing of satellite capacity time. The Company’s investment in common stock is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure.

8.  SHORT-TERM DEBT

      The Company’s short-term debt consists of short-term credit facilities, denominated in U.S. dollars with interest rates ranging from 11% to 15.5%. As of December 31, 2000 and June 30, 2001, amounts outstanding under these credit facilities totaled approximately $8.9 million and $8.9 million, respectively.

9.  LONG-TERM DEBT

      The Company’s long-term debt at December 31 and June 30, is detailed as follows:

	December 31,	June 30,
	2000	2001

Term notes payable, maturing through 2004, collateralized by certain assets:	$1,861	$910

Eximbank notes payable (9.30%), maturing semiannually through 200l and 2004.	11,359	15,428

Vendor financing (6.33% — 12%), due 2006	129,791	149,710

Total long-term debt	143,011	166,048

Less: current portion	(15,385)	(29,359)

Long-term debt, net	$127,626	$136,689

10.  INCOME TAXES

      The composition of the provision for income taxes, for the three and six months ended June 30, 2000 and 2001 is as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2000	2001		2000	2001

Current	$(735)	$		$(1,336)	$

Deferred			(9,046)			(8,667)

Total	$(735)		$(9,046)	$(1,336)		$(8,667)

      The statutory tax rate in Argentina is 35%. During the three and six months ended June 30, 2001, the Company recorded a valuation allowance of approximately $7.4 million because it is not clear that utilization

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in Thousands of U.S. Dollars)

of the tax benefits resulting from operating losses and other temporary differences are “more likely than not” to be realized, as required by SFAS 109.

11.  COMMITMENTS AND CONTINGENCIES

      Commitments — The Company leases a telecommunications link with annual rental commitments of approximately $8.1 million through the year 2005. In addition, the Company has commitments to purchase communications equipment amounting to approximately $4.4 million at June 30, 2001.

      Guarantees — The Company is guarantor on the $125 million 12 1/8% Senior Guaranteed Notes Due 2003 issued on July 30, 1996 by the Parent Company.

      IMPSAT Brazil has entered into a $5.9 million term note with El Camino Resources, which is guaranteed by the Company and the Parent Company. At June 30, 2001, the balance outstanding was approximately $3.6 million.

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

      During June 2001, the Parent Company terminated a series of contracts which the Parent Company had signed in the first quarter of 2001 with subsidiaries of 360americas networks (Bermuda) ltd. (collectively “360americas”), a subsidiary of 360networks, Inc. to construct and provide IRU dark fiber, capacity services and conduit to 360americas over the Company’s Broadband Network in Argentina and Brazil. as a result of the breach by 360americas of its payment obligations under those contracts. This Broadband Network includes the new Argentina-Brazil link that the Companies were currently constructing. Between March and May 2001, the Companies made available segments of the IRU to 360americas for acceptance, but 360americas failed to make certain payments as required by the Parent Company’s contract with them. 360americas also failed to make certain payments for collocation space in the Company’s telehouses in Sao Paulo and Rio de Janeiro, Brazil and Buenos Aires, Argentina, and the Parent Company terminated those contracts as well. Parent Company has also more recently terminated a contract with 360americas for collocation space in Caracas, Venezuela, also for payment default by 360americas.

      The Parent Company has commenced arbitration and litigation proceedings against 360americas for damages under the terminated contracts for the provision of IRU dark fiber and capacity services, as contemplated by the relevant agreements. 360americas was not included in the series of bankruptcy and insolvency filings made in the United States and Canada by its parent, 360networks, Inc. 360networks, Inc. has announced that it intends to seek a buyer for its South American underseas fiber optic cable system, which is owned by 360americas. The Parent Company intends to aggressively pursue its remedies against 360americas, including its claim for damages due under the terminated contracts, but is unable to predict whether the Parent Company will prevail in any such proceedings and, if so, whether 360americas would be able to pay any arbitration or litigation award that might be entered in favor of the Parent Company.

      During the pendency of the arbitration and litigation proceedings, the Company will continue to include as deferred revenues on its condensed consolidated balance sheet the amount received from 360americas as down payments under the terminated contracts, after deducting amounts that were due and payable at the time of the termination of the contracts. As of June 30, 2001, the balance of such deferred revenue was $8.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following financial table summarizes our results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,

	2000		2001		2000		2001

	(In thousands and as a percentage of consolidated revenues)

Net revenues:

Net Revenues from services:

Data and value added services	$52,782	81.5%	$55,813	71.1%	$103,856	84.1%	$112,964	67.5%

Telephony	—	—	1,885	2.4	—	—	3,155	1.9

Internet	7,992	12.3	11,679	14.9	14,668	11.9	22,847	13.7

Services to carriers	—	—	5,759	7.3	—	—	10,411	6.2

Sale of equipment	3,980	6.1	2,765	3.5	4,993	4.0	10,698	6.4

Broadband network development revenues	—	—	626	0.8	—	—	7,197	4.3

Total net revenues	64,754	100.0	78,527	100.0	123,517	100.0	167,272	100.0

Direct Costs:

Contracted services	6,787	10.5	8,859	11.3	13,261	10.7	19,945	11.9

Other direct costs	5,803	9.0	7,371	9.4	10,986	8.9	13,163	7.9

Leased capacity	17,503	27.0	23,452	29.9	31,585	25.6	45,385	27.1

Cost of sold equipment	3,777	5.8	2,105	2.7	4,597	3.7	10,832	6.5

Total Direct Costs	33,870	52.3	41,787	53.2	60,429	48.9	89,325	53.4

Salaries and wages	15,940	24.6	21,900	27.9	30,170	24.4	44,097	26.4

Selling, general and administrative expenses	12,987	20.0	14,782	18.8	24,488	19.8	29,470	17.6

Depreciation and amortization	20,873	32.2	30,245	38.5	40,809	33.0	59,677	35.7

Interest expense, net	(19,724)	(30.5)	(33,132)	(42.2)	(37,338)	(30.2)	(62,131)	(37.1)

Net (loss) gain on foreign exchange	(1,761)	(2.7)	(10,369)	(13.2)	804	0.7	(24,150)	(14.4)

Other income, net	2,306	3.6	138	0.2	2,484	2.0	145	0.1

Provision for foreign income taxes	(1,730)	(2.7)	(26,122)	(33.3)	(1,070)	(0.9)	(26,488)	(15.8)

Net loss attributable to common stockholders	(39,825)	(61.5)	(99,672)	(126.9)	(68,892)	(55.8)	(167,921)	(100.4)

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

      Revenues. Our total net revenues for the first half of 2001 were composed of net revenues from services, equipment sales and Broadband Network development revenues. Our total net revenues for the three and six months ended June 30, 2001 totaled $78.5 million and $167.3 million, an increase of $13.8 million (or 21.3%) and $43.8 million (or 35.4%) from total net revenues for the same periods in 2000.

      Our net revenues from services for the three and six months ended June 30, 2001, totaled $75.1 million and $149.4 million, an increase of $14.4 million (or 23.6%) and $30.8 million (or 26.0%) from net revenues from services for the same periods in 2000. Net revenues from services totaled $74.2 million for the first three months of 2001. Our net revenues from services include net revenues from:

•	data and value added services, which include satellite and broadband data transmission services revenues, systems integration and other information technology revenues and other value-added services

•	telephony, including local, national and international long-distance services

•	Internet, which is composed of our Internet backbone access and managed modem services to ISPs and other telecommunications providers, and related collocation and web hosting services which we provide through our advanced hosting facilities, and

•	carrier’s carrier services, which consist of our wholesale long-haul services to other telecommunications carriers (including the sale of IRU capacity on our Broadband Network to, and our provision of switching and transportation of telecommunications traffic services for, such carriers), and related maintenance and collocation services to those carriers.

      In addition to net revenues from services, our total net revenues for the three and six months ended June 30, 2001 included $2.8 million and $10.7 million in equipment sales, a $1.2 million (or 30.5%) decrease and a $5.7 million (or 114.3%) increase from the same periods in 2000. We expect to enter into additional equipment sales for some of our customers in the remainder of 2001.

      Our net revenues for the six months ended June 30, 2001 also included $7.2 million of Broadband Network development revenues, which related to our construction on behalf of affiliates of Global Crossing Ltd. and 360networks, Inc. of certain backhaul segments connecting those companies’ undersea fiber optic cable systems with the terrestrial portions of their networks that have been constructed to link with our Broadband Network in Argentina, Brazil, Chile and Peru. These revenues were mostly recorded during the first quarter of 2001 upon our delivery of the constructed segments to Global Crossing and 360networks. These amounts include a total of $1.9 million recognized upon the delivery of certain segments to 360networks for which payment of $0.4 million has not been received to date. In June 2001, we terminated a series of contracts that we had signed with 360networks due to the latter’s payment default of its obligations under those contracts to us. For a description of this matter, refer to “Legal Proceedings” in Part II of this Quarterly Report on Form 10-Q.

      The following table shows our revenues by operating subsidiary (including intercompany transactions) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,

	2000	2001	% change(1)	2000	2001	% change(1)

	(dollar amounts in thousands)

IMPSAT Argentina	$30,769	$31,359	1.9%	$57,573	$63,937	11.1%

IMPSAT Colombia	13,295	15,646	17.7	27,110	31,236	15.2

IMPSAT Brazil	6,447	11,538	79.0	11,542	26,353	128.3

IMPSAT Venezuela	7,504	7,820	4.2	14,039	16,302	16.1

IMPSAT Ecuador	3,533	4,045	14.5	7,028	7,690	9.4

IMPSAT Mexico	855	1,103	29.0	1,684	2,150	27.7

IMPSAT Chile	210	2,216	955.2	225	9,598	4,165.8

IMPSAT Peru	111	1,236	1,013.5	230	2,994	1,201.7

IMPSAT USA	6,030	9,470	57.0	11,773	18,750	59.3

Other	120	3	(97.5)	144	100	(30.6)

(1)	Increase (decrease) in relevant period in 2001 compared to corresponding period in 2000.

      Growth in our net revenues from services resulted primarily from broadband, Internet services and services to carriers. We also experienced growth in our revenues from telephony services. The following table shows our revenues from services by business lines (after elimination of intercompany transactions) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,

	2000	2001	% change(1)	2000	2001	% change(1)

	(dollar amounts in thousands)

Data and value added services:

Broadband	$11,630	$20,287	74.4%	$22,623	$38,727	71.2%

Satellite	40,498	34,183	(15.6)	80,229	71,970	(10.3)

Other	654	1,343	105.4	1,004	2,267	125.8

Total	$52,782	$55,813	5.7%	$103,856	$112,964	8.8%

Telephony	—	1,885	—	—	3,155	—

Internet	7,992	11,679	46.1	14,668	22,847	55.8

Services to carriers	—	5,759	—	—	10,411	—

Total net revenues from services	$60,774	$75,136	23.6%	$118,524	$149,377	26.0%

(1)	Increase (decrease) in relevant period in 2001 compared to corresponding period in 2000.

      Our revenue growth for the first six months of 2001 as compared to the prior year’s corresponding period was achieved principally because of an overall increase in the number of customers and scope of services we provided, offset in part by decreasing prices. Excluding fax store and forward customers, we had 3,079 customers at June 30, 2001, compared to 2,127 customers at June 30, 2000. In the three months ended June 30, 2001, we gained a net total of 126 new customers, an increase of 4.3% from the period ended March 31, 2001. Customer growth was most pronounced in Brazil, where our customer base increased from 125 at June 30, 2000, to 314 at March 31, 2001, and 360 at June 30, 2001. In Argentina, we experienced a net decrease in 45 customers during the second quarter of 2001 and ended the quarter with 1,202 customers. Due to the adverse economic conditions in our principal markets during the first half of 2001, we experienced lower rates of customer growth during the second quarter of 2001 than in prior quarters. In particular, the economic recessions experienced in Argentina and Brazil have led us to reduce our customer expansion efforts in the small and medium customer segments as these customers have declined to commit to increased expenditures for their telecommunications needs pending their own assessments as to the expected length and severity of the current economic crisis. As a result of the reduced emphasis that will be given to the small and medium customer segment, we have effected a workforce reduction in the group of employees established to serve this segment and have reduced our capital expenditures budget allocated to this segment.

      Notwithstanding the negative effect that the Argentine and Brazilian economic crises have had on the growth in our revenues, we have been able to utilize our new Broadband Network to capture telecommunications revenues from new corporate customers. Our carriers’ carrier business expanded in second quarter of 2001 as we signed new contracts for the provision of IRUs and collocation services on our Broadband Network infrastructure with customers in Peru, Chile and Argentina. These contracts, which have an average term of 15 years, are expected to generate aggregate revenues of $3.9 million.

      Our net revenues from services at IMPSAT Argentina for the second quarter of 2001 totaled $29.3 million, an increase of $2.2 million from the second quarter of 2000 and a decrease of $1.2 million from the first quarter of 2001. IMPSAT Argentina’s revenue growth during the first half of 2001 has been adversely affected by the continued recession in Argentina. These difficulties became more pronounced during the second quarter of 2001 than in previous periods as questions concerning the ability of the Argentine Government to remain current in its external debt payments led to a decline in commercial confidence and activity and an increase in the cost of financing for Argentine companies. While the introduction of the Broadband Network in the fourth quarter of 2000 has enabled us to expand our range of services and attract additional sources of revenue, the ongoing severe economic downturn in Argentina has adversely affected many of our customers in that country and caused a small number of them to terminate their contracts with us, fail to renew their contracts, or reduce the amount of services contracted. Although the Argentine Government has recently enacted a series of measures designed to alleviate the risks of Government default and has announced other efforts aimed at stimulating the Argentine economy, we do not expect any significant improvement in the Argentine economy for the remainder of 2001 and believe that any continued decline in the Argentine economy could have an adverse effect on our revenues in Argentina.

      IMPSAT Brazil’s net revenues from services totaled $10.9 million for the three months ended June 30, 2001, an increase of $4.8 million from the same period in 2000 and an increase of $0.7 million from the first quarter of 2001. IMPSAT Brazil’s results were affected by the adverse economic situation in Brazil, including the devaluation of the Brazilian real against the U.S. dollar. As of June 30, 2001, the real had devalued against the U.S. dollar by 7.4% and 18.8%, compared to the exchange rate as of March 31, 2001 and December 31, 2000. The devaluation of the real caused IMPSAT Brazil’s revenues in U.S. dollar terms to be lower than expected. In local currency terms, IMPSAT Brazil’s second quarter 2001 revenues from services increased by 11.9% as compared to the first quarter of 2001. See “— Net (Loss) Gain on Foreign Exchange” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” The devaluation of the real and the decline in growth in the Brazilian economy have been caused in part by the continued recession in Argentina, a key trading partner of Brazil, an energy crisis and rationing brought about by a continued period of drought that has affected Brazil’s hydroelectric generating capacity and a general aversion to emerging markets by foreign direct and financial investors. Unlike the other countries in which we operate, pursuant to Brazilian law our contracts for services in Brazil must be denominated in reals and may not be indexed or linked to the exchange rate between the real and the U.S. dollar, although they generally may include provision for inflation adjustments. As a result, continued devaluation of the real against the U.S. dollar would adversely affect our revenues from Brazil for the remainder of 2001.

      In Colombia, after a period of declining revenues throughout 2000 due to the general deterioration in the Colombian economy, we recorded an increase in revenues during the first half of 2001 of 15.2% over the same period in 2000. We expect that our revenues in Colombia will stabilize at current levels throughout the remainder of 2001 as a result of the marginal improvement anticipated for the Colombian economy.

      Our operations in the United States showed improved results. IMPSAT USA’s revenues totaled $9.5 million and $18.8 million for the three and six months ended June 30, 2001, an increase of $3.4 million (or 57.1%) and $7.0 million (or 59.3%) as compared to the same periods in 2000. This is primarily a result of increased network services and Internet backbone access services to multinational corporations with operations in Latin America.

      Direct Costs. Our direct costs for the three and six months ended June 30, 2001 totaled $41.8 million and $89.3 million, an increase of $7.9 million (or 23.4%) and $28.9 million (or 47.8%), compared to the same periods in 2000. Of our total direct costs for the three and six months ended June 30, 2001, $19.2 million and $38.1 million related to the operations of IMPSAT Argentina. This compares to $17.5 million and $29.5 million at IMPSAT Argentina for the same periods in 2000. Direct costs for IMPSAT Brazil totaled $18.8 million for the first half of 2001, compared to $10.8 million for the corresponding period in 2000. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

      (1)  Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the three and six months ended June 30, 2001, our contracted services costs totaled $8.9 million and $20.0 million, an increase of $2.1 million (or 30.5%) and $6.7 million (or 50.4%) from the same periods in 2000. Of this amount, maintenance costs for our telecommunications network infrastructure totaled $6.6 million and $12.7 million for the three and six months ended June 30, 2001, compared to $4.0 million and $7.4 million during the same periods in 2000. Our maintenance costs increased because we had more infrastructure, including the Broadband Network. Installation costs totaled $2.3 million and $7.2 million for the three and six months ended June 30, 2001, compared to $2.8 million and $5.9 million for the same periods in 2000. Our installation costs for the first quarter of 2001 totaled $5.0 million. The decline in installation costs as compared to the corresponding periods in 2000 related to the decline in customer growth due to the Argentine and Brazilian recessions.

      (2)  Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to third-party sales representatives; and our provision for doubtful accounts.

      Sales commissions paid to third-party sales representatives for the three and six months ended June 30, 2001 totaled $1.8 million and $3.9 million, compared to $2.0 million and $4.2 million for the corresponding periods in 2000. The majority of these commissions related to customers of IMPSAT Argentina.

      We recorded a net provision for doubtful accounts of $3.0 million and $4.2 million for the three and six months ended June 30, 2001, compared to $1.8 million and $3.0 million for the same periods in 2000. At June 30, 2001 approximately 28.9% of our gross trade accounts receivable were past due more than six months compared to 30.4% for the same period in 2000. At the same date, our allowance for doubtful accounts covered approximately 87.7% of our gross trade accounts receivable past due more than six months. The average days in quarterly gross trade accounts receivable increased from 71 at March 31, 2001 to 108 at June 30, 2001. At June 30, 2000, average days of gross trade accounts receivable equaled 76.

      In particular, we made provision of a total of $0.7 million in respect of several contracts for which we determined that collection was unlikely even though the underlying receivables were not yet 180 past due as set forth in our general policy. Those amounts include $0.4 million in respect of a $6.7 million information technology integration contract entered into with the Province of Mendoza in Argentina. After a series of negotiations with the Province of Mendoza after delivery of the solution during the first quarter of 2001, the Province of Mendoza has proposed a revised payment schedule with the Province that calls for a reduced amount of $6.4 million to be paid in 30 monthly installments. We are currently considering the Province’s proposal and have taken a provision of the amount representing the difference between the original invoiced amount and the amount contained in the Province’s proposal. Depending on the ultimate outcome of our negotiations, we may make additional provisions to our allowance for doubtful accounts for this contract.

      (3)  Leased Capacity. Our leased capacity costs for the three and six months ended June 30, 2001 totaled $23.5 million and $45.4 million, which represented an increase of $5.9 million (or 34.0%) and $13.8 million (or 43.7%) from the corresponding periods in 2000.

      Our leased capacity costs for satellite capacity for the three and six months ended June 30, 2001 totaled $10.4 million and $20.8 million, an increase of $1.3 million (or 14.2%) and $3.2 million (or 18.5%), from the corresponding periods in 2000. Our satellite capacity costs increased principally in Venezuela and the United States, where we increased our satellite capacity to satisfy customer needs. Leased satellite capacity costs declined in Argentina during the first quarter of 2001 as compared to the same period in 2000, in part due to our transitioning customers from satellite-based solutions onto the Broadband Network. Certain of our satellite capacity leases are scheduled to terminate during the second half of 2001, and we anticipate that our satellite capacity costs will decline as a result throughout the remainder of the year. We had approximately 998 MHz of leased satellite capacity at June 30, 2001 and 912.4 MHz at June 30, 2000.

      Our costs for dedicated leased capacity on third-party fiber optic networks totaled $18.9 million for the first half of 2001, an increase of $6.5 million (or 51.9%) from the corresponding period in 2000. These costs were incurred principally in Argentina, Brazil and the United States. Pending implementation of our Broadband Network, we incurred these higher costs of leased fiber optic capacity in Argentina and Brazil due to the continued demand by our customers in those countries for greater bandwidth and, in the United States, due to the expansion of our Internet service offerings where we provide a link between Latin America and the U.S. Internet backbone. Although we are transferring increasing amounts of our telecommunications traffic to the Broadband Network as we migrate our customers to our Broadband Network, we believe that our leased fiber optic capacity costs will continue to increase in absolute terms in the latter half of 2001 as compared to 2000 and the first half of 2001. However, we believe that the rate of growth in such costs will decrease, particularly in Argentina and Brazil, where we have already implemented the Broadband Network. We will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services.

      In connection with certain new services which we are offering as a result of the implementation of our Broadband Network and the effectiveness of our license in Argentina to provide domestic and international long distance services, we also will incur costs for interconnection and telephony termination costs and frequency rights. These costs totaled $3.0 million and $5.7 million during the three and six months ended June 30, 2001 as compared to $0.8 million and $1.6 million for the same periods in 2000.

      (4)  Costs of Equipment Sold. In the three and six months ended June 30, 2001, we incurred costs of equipment sold and Broadband Network development of $2.1 million and $10.8 million, a $1.7 million (or 44.3%) decrease and a $6.2 million (or 135.6%) increase from the same periods in 2000. We expect to enter into additional equipment sales for some of our customers in the remainder of 2001.

      Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2001 totaled $21.9 million and $44.1 million, an increase of $6.0 million (or 37.4%) and $13.9 million (or 46.2%), from the same periods in 2000. Salaries and wages for the first quarter of 2001 totaled $22.2 million.

      The increase in salaries and wages as compared to the corresponding periods in 2000 resulted primarily from an increase in the number of employees, from 1,264 at June 30, 2000 to 1,590 at June 30, 2001, particularly in connection with the progression of our operations in Brazil and the development of the Broadband Network.

      IMPSAT Argentina incurred salaries and wages for the three and six months ended June 30, 2001, of $9.1 million and $18.1 million, an increase of $2.2 million (or 32.6%) and $5.4 million (or 42.4%) over the same periods in 2000. IMPSAT Brazil incurred salaries and wages for the three and six months ended June 30, 2001, of $4.1 million and $9.3 million, an increase of $1.8 million (or 77.1%) and $4.9 million (or 109.9%) over the same periods in 2000. IMPSAT Brazil increased its number of employees to 387 persons at June 30, 2001, compared to 219 persons at June 30, 2000.

      As a result of the adverse economic conditions experienced in Argentina and Brazil and as part of cost-control measures implemented by management during the second quarter of 2001, we decreased the total net number of employees by 200 people compared to the end of the first quarter of 2001. The largest number of terminated employees were employed in our business unit that had been established to market our services to small and medium customer segment. In connection with these layoffs, our salaries and wages for the three months ended June 30, 2001 include one-time severance payments totaling approximately $1.4 million. Management expects that the reduction in headcount will result in savings of approximately $0.6 million per month during the remainder of 2001. Management expects to monitor the size of its total workforce during the remainder of 2001 and make appropriate adjustments as required by financial and competitive circumstances.

      Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, telephone and energy expenses

      We incurred SG&A expenses of $14.8 million and $29.5 million for the three and six months ended June 30, 2001. These SG&A expenses represented an increase of $1.8 million (or 13.8%) and $5.0  million (or 20.3%), from the three and six months ended June 30, 2000. SG&A expenses at IMPSAT Argentina for the three and six months ended June 30, 2001 totaled $6.0 million and $10.9 million, decreases of $0.4 million (or 6.2%) and $1.6 million (or 12.5%), from SG&A expenses incurred by IMPSAT Argentina for the three and six months ended June 30, 2000. Management intends to take efforts throughout the remainder of 2001 to control or reduce SG&A expenses.

      Depreciation and Amortization. Our depreciation and amortization expenses for the three and six months ended June 30, 2001 totaled $30.2 million and $59.7 million. This represents an increase of $9.4 million (or 44.9%) and $18.9 million (or 46.2%), compared to our depreciation and amortization for the three and six months ended June 30, 2000. The increase in our depreciation and amortization expense reflects the continued growth in our asset base. We expect these expenses to increase in future periods.

      Depreciation and amortization for IMPSAT Argentina for the three and six months ended June 30, 2001, totaled $13.4 million and $25.8 million. This represents an increase of $5.0 million (or 59.8%) and $8.4 million (or 47.9%), compared to IMPSAT Argentina’s depreciation and amortization for the three and six months ended June 30, 2000.

      Interest Expense, Net. Our net interest expense for the three months ended June 30, 2001 totaled $33.1 million, consisting of interest expense of $36.7 million and interest income of $3.6  million. Our net interest expense for the six months ended June 30, 2001 totaled $62.1 million, consisting approximately of interest expense of $70.2 million and interest income of $8.1 million. At June 30, 2001, we had cash, cash equivalents and other short-term investments of $144.5 million. Our net interest expense increased $13.4 million (or 68.0%) and $24.8 million (or 66.4%) for the three and six months ended June 30, 2001 from net interest expense for the same periods in 2000.

      For the three and six months ended June 30, 2001 IMPSAT Argentina’s net interest expense totaled $5.7 million and $10.7 million, compared to $2.2 million and $5.2 million for the corresponding periods in 2000.

      Our total indebtedness as of June 30, 2001 was $1.0 billion as compared to $848.2 million as of June 30, 2000. As of June 30, 2001, total outstanding indebtedness at IMPSAT Argentina totaled $175.0 million, compared to $96.2 million as of June 30, 2000. Our net interest expense is expected to increase in the future based on:

•	expected increased levels of borrowing associated with our development of the Broadband Network, and

•	decreases in interest income as we utilize our cash and trading investments in connection with our capital expenditures and general corporate purposes.

      See “— Liquidity and Capital Resources.”

      Net (Loss) Gain on Foreign Exchange. We recorded net losses on foreign exchange for the three and six months ended June 30, 2001 of $10.4 million and $24.2 million, compared to a net loss of $1.8 million and a net gain of $0.8 million for the same periods in 2000. The increase in our losses on foreign exchange was primarily due to the devaluation of the Brazilian real against the U.S. Dollar during the first half of 2001. At December 31, 2000, the real traded at a rate of R$1.95 = $1.00. At June 30, 2001, the real traded at a rate of R$2.31 = $1.00. The net losses on foreign exchange reflect the effect of the devaluation of the real against the U.S. dollar on the book value of our monetary assets in Brazil, including the primarily dollar-denominated debt of IMPSAT Brazil under the Nortel vendor financing agreement.

      Other Income, Net. We recorded other income, net, for the three and six months ended June 30, 2001 of $0.1 million and $0.2 million, as compared to other expense, net, of $2.3 million and $2.5 million for the corresponding periods in 2000.

      Provisions for Foreign Income Taxes. We recorded a provision for foreign income taxes of $26.1 million and $26.5 million, for the three and six months ended June 30, 2001 compared to a provision for income taxes of $1.7 million and $1.1 million for the corresponding periods in 2000. The increase in the provision for foreign income taxes was a result of a valuation allowance of approximately $25.5 million recorded because it is not clear that utilization of the tax benefits resulting from operating losses and other temporary differences are “more likely than not” to be realized, as required by SFAS  109.

      Net Loss Attributable to Common Stockholders. For the three and six months ended June 30, 2001, we incurred a net loss attributable to common stockholders of $99.7 million and $167.9 million, an increase of $59.8 million (or 150.3%) and $99.0 million (or 143.8%) for same periods in 2000.

Liquidity and Capital Resources

      At June 30, 2001, we had total cash, cash equivalents and short-term investments of $144.5 million and our total indebtedness was $1.0 billion, of which $73.1 million represented short-term debt and the current portion of our long-term debt. We currently face significant near-term cash flow and liquidity problems. Our capital requirements under our business plan for fiscal year 2001 are greater than available capital resources, and our cash flows and liquidity are insufficient to satisfy all of our obligations beyond the end of 2001. In particular, the payment default by 360networks during the second quarter of its contracts with us for the provision of IRU dark fiber and capacity services and backhaul construction services and the subsequent termination of those contracts will result in our receipt of $77.4 million less than anticipated during the remainder of 2001. See “Part II, Item 1. Legal Proceedings” for a description of the status and background of our contracts with 360networks. Although Management is taking action to attempt to reduce expenditures relating to the 360networks contracts and utilize the network assets that were to be provided to 360networks, it will not be possible in the short-term to replace the cash inflows contemplated by the termination of 360networks contracts and the nonpayment by 360networks of the amounts originally scheduled to be paid to us during 2001.

      We have begun evaluating the availability of additional financing to meet our financial requirements and objectives. Additionally, we are closely monitoring the level of cash payments and commitments. We have begun to take actions to substantially reduce our commitments requiring cash payments in the remainder of 2001. We have commenced evaluating various alternatives to improve our liquidity, including raising additional equity capital from financial and/or strategic partners or restructuring our debt. However, there is no assurance that we will reach a definitive agreement with any potential strategic partner, obtain additional funds or restructure our debt without seeking protection under the United States Bankruptcy Code. In the event we are unable to consummate any strategic alliance, obtain such capital or financing or restructure our debt, we could be unable to satisfy our obligations to third parties, which could result in defaults under our debt and other financing agreements and, after the passage of any applicable time and notice provisions, would enable creditors in respect to those obligations to accelerate the indebtedness and assert other remedies against us. Such events would have a material adverse effect upon us and would threaten our ability to continue as a going concern.

      We are currently completing the construction of the 2,000 kilometer long-haul link of the Broadband Network between the cities of Curitiba and Porto Alegre in Brazil and the city of Parana in Argentina. The new link will connect with the Broadband Network that is currently deployed in Argentina, Brazil and Chile and will result in the creation of a fully integrated terrestrial fiber optic network connecting Santiago, Chile; Buenos Aires, Argentina; and São Paulo and Rio de Janeiro, Brazil with points in between. Construction of the Argentine portion of the link was completed at the end of the second quarter of 2001. We have entered into a capacity IRU agreement with Convexx, a Brazilian construction and fiber-optic network provider for the delivery of the Brazilian portion of the link, which is expected to be completed by the end of the September 2001.

      Including the costs of the new link described in the preceding paragraph, our budget contemplates that we will need approximately $240 million (including amounts spent to date) for capital expenditures during the remainder of 2001. Among others, we have executed definitive long-term vendor financing agreements and commitments during the first half of 2001 totaling $105.7 million with several of our equipment suppliers, including Nortel Networks, Lucent Technologies, Inc., Harris Corporation, Hughes Networks, Clarent and DMC Stratex. The availability of such financing will be dependent on the satisfaction of applicable conditions precedent at the time of requested disbursement.

      Due to the continued adverse macroeconomic conditions in Argentina and Brazil and to the termination of certain contracts with a subsidiary of 360networks, Inc. (see “Part II, Item 1. Legal Proceedings”), we have reduced our capital expenditures budget for the remainder of 2001 by approximately $40.0 million. We will continue to monitor our needs for capital expenditures against the anticipated demand for telecommunications services among our customers. Other than the completion of the Argentina-Brazil link described above, the remainder of our capital expenditures will be made largely in response to customer demand for services.

      As set forth in our consolidated statement of cash flows, our operating activities used $52.0 million of net cash flow during the first half of 2001, compared to $16.2 million generated during the same period in 2000. The decrease in cash flow from operating activities in the first half of 2001 compared to the corresponding period in 2000 was primarily attributable to an increase in our net loss and an increase in our net trade receivables, as discussed above.

      Financing activities provided $5.8 million in net cash for the first half of 2001, compared with $483.7 million for the same period in 2000. For the first half of 2001, net cash flow from investing activities (including a decrease in our trading investments) generated $50.3 million, compared to $488.2 million used during the corresponding period in 2000. We have used $32.6 million in non-cash investing and financing activities related to the development of the Broadband Network for the first half of 2001, principally as a result of disbursements under the vendor financing agreements with Nortel.

      At June 30, 2001, we had leased satellite and fiber optic capacity with total annual rental commitments of approximately $30.0 million through the year 2005. In addition, at June 30, 2001, we had commitments to purchase telecommunications equipment amounting to approximately $9.2 million. We also have commitments of approximately $22.5 million with respect to purchases of IRUs for undersea submarine fiber optic capacity with which we intend to link our telecommunications networks in our countries of operation with and among each other and other parts of the World.

Government of Argentina Zero-Deficit Law; Public Sector Customers

      On July 30, 2001, the Argentine Government passed a “zero deficit” law under which the Federal Government would only make payments, including transfers to the Argentine Provinces, equal to the actual revenue received by the Government. The zero-deficit law was enacted against pressure within the international capital markets that the Argentine Government might be unable to make payments on its international debt. Initial unofficial estimates indicate that the zero-deficit law could result in reductions of approximately 13% of current payments of the Argentine Government. To date, no regulations have been passed or announced to clarify the means by which the Argentine Government intends to implement the zero-deficit law nor have the various Provinces announced how they would propose to implement their own mechanisms to take into account the anticipated lower receipts from the Federal Government. It is expected that at least certain Provinces will make partial payment of their trade and other credits in negotiable instruments, for which a discounted secondary market is expected to develop.

      The Company provides telecommunications services in Argentina to a number of public sector entities that will be impacted by the zero-deficit law, including the National Bank of Argentina, the National Border Police and the National Social Security Administration. In total, 3.5% of the Company’s total revenues for the three months ended June 30, 2001 were attributable to Argentine public sector entities that are expected to be affected by the zero-deficit law. The Company, along with all other companies providing goods and services to the Argentine public sector, is unable at this time to estimate the potential effect of the zero-deficit law on its financial results. As the law is implemented and as the financial results of the Argentine Government are reported, the Company will take appropriate actions to record the effect of the law on its financial situation. The Company may decline to provide services to particular public sector customers if the terms of payment for such customers become uneconomic.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

      The sections below highlight our exposure to interest rate and foreign exchange rate risks and changes in the market values of our investment in equity securities. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at June 30, 2001 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during year 2001. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

	Expected Maturity Date
								Fair
June 30,	2001	2002	2003	2004	2005	Thereafter	Total	Value

Senior Notes (fixed rate)	—	—	$125,000	—	$300,000	$225,000	$650,000	$289,000

Avg. interest rate			12.13%		13.75%	12.38%	12.96%

Term Notes (fixed rate)	$20,185	$8,258	$14,252	$10,119	$6,085	$1,903	$60,775	$60,775

Avg. interest rate	11.08%	11.08%	11.08%	11.08%	11.08%	11.08%	11.08%

Vendor Financing (variable rate)	$36,827	$38,100	$50,602	$50,650	$50,351	$53,239	$279,769	$279,769

Avg. interest rate	9.67%	9.67%	9.67%	9.67%	9.67%	9.67%	9.67%

      Foreign Currency Risk. A substantial portion of our costs, including lease payments for satellite transponder capacity, purchases of capital equipment, and payments of interest and principal on our indebtedness, is payable in U.S. dollars. To date, we have not entered into hedging or swap contracts to address currency risks because our contracts with our customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. These contractual provisions are structured to reduce our risk if currency exchange rates fluctuate. However, given that the exchange rate is generally set at the date of invoicing and that in some cases we experience substantial delays in collecting receivables, we are exposed to some exchange rate risk.

      Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. Pursuant to these Brazilian legal requirements, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. Changes in the consumer price index may lag or be lower than changes in the exchange rate between Brazil real and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of the Brazilian real against the U.S. dollar. Our expansion in Brazil, including our development of the Broadband Network in Brazil, has, and will continue to, increase our exposure to exchange rate risks. Revenues from services from our Brazilian operations for the first six months of each of 2000 and 2001 represented approximately 9.3% and 15.8% of our total net revenues from services for such periods. However, this proportion can be expected to increase significantly in future periods in connection with the progression of our operations in Brazil and the development of the Broadband Network. At June 30, 2001, the real traded at a rate of R$2.38 = $1.00.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

      360networks, Inc. During June 2001, we terminated a series of contracts which we had signed in the first quarter of 2001 with 360americas network (Bermuda) ltd. and its subsidiaries (collectively, “360americas”), a subsidiary of 360networks, Inc., to construct and provide IRU dark fiber, capacity services and conduit to 360americas over the Broadband Network in Argentina and Brazil, including the new Argentina-Brazil link that we are currently constructing, as a result of the breach by 360americas of its payment obligations under those contracts. Between March and May 2001, we made available segments of the IRU dark fiber and capacity services to 360americas for acceptance, but 360americas failed to make certain payments as required by our contracts with them. 360americas also failed to make certain payments for collocation space in our telehouses in Sao Paulo and Rio de Janeiro, Brazil and Buenos Aires, Argentina, and we terminated those contracts as well. We have also more recently terminated a contract with 360americas for collocation space in Caracas, Venezuela, also for payment default by 360americas.

      Our IRU dark fiber, capacity services and construction contracts with 360americas contemplated total payments of approximately $98.8 million in advance upon delivery of the IRU dark fiber, capacity services and conduit construction to 360americas and additional recurring payments, totaling approximately $45.0 million over the term of the contracts, for maintenance services. As of the termination of the contracts, 360americas had paid us a total of $25.8 million and was in default on additional payments totaling $32.0 million. In addition, 360americas is in default on payments for collocation services totaling $0.8 million.

      We have commenced arbitration and litigation proceedings against 360americas for damages under the terminated contracts for the provision of IRU dark fiber and capacity services, as contemplated by the relevant agreements. 360americas was not included in the series of bankruptcy and insolvency filings made in the United States and Canada by its parent, 360networks, Inc. and certain of its other affiliates. 360networks, Inc. has announced that it intends to seek a buyer of its South American undersea fiber optic cable system, which is owned by 360americas. We intend to aggressively pursue our remedies against 360americas, including our claim for damages due under the terminated contracts, but are unable to predict whether we will prevail in any such proceedings and, if so, whether 360americas would be able to pay any arbitration or litigation award that might be entered in our favor.

      During the pendency of the arbitration and litigation proceedings, we will continue to include as Deferred Revenues on our balance sheet the amount received from 360americas as downpayments under the terminated contracts, after deducting amounts that were due and payable at the time of the termination of the 360americas contracts. As of June 30, 2001, the balance of such Deferred Revenues was $22.6 million.

Item 2.  Changes in Securities

      Not applicable.

Item 3.   Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders

      On April 30, 2001, we held our annual meeting of stockholders. At the meeting, there were present or represented by proxy 87.95% of the 91,428,570 shares outstanding and eligible to vote. The proposals voted upon at the Annual Meeting and the results with respect to each proposal are set forth below.

1. To elect three directors to serve for a term of three years and until their respective successors are duly elected and qualified.

	Number of Shares
	Being Voted

	For	Withheld

Carlos Zamora	80,248,547	160,466

Lucas Pescarmona	80,244,777	164,237

Sofia Pescarmona	80,191,948	217,073

2. To ratify the appointment by our Board of Directors of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2001.

For	Against	Abstain

80,262,507	139,342	7,164

Item 5.  Other Information

      On August 3, 2001, Mr. Morris Jones was appointed to our board of directors to fill a vacancy created by the resignation of Mr. John McElligott. Mr. Jones, who is currently an officer of British Telecommunications plc., will have a term that will expire at our annual stockholders meeting in 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a)(1)

Exhibit Index:

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed on January 14, 2000 as Exhibit No. 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed on January 14, 2000 as Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.1	Indenture for the Notes, dated as of February 16, 2000, among the Company, The Bank of New York, as Trustee and Banque Internationale a Luxembourg (including form of Note) (filed on March 10, 2000 as an exhibit to the Company’s 1999 Annual Report on Form 10K and incorporated herein by reference).
4.2	Indenture for the Notes, dated as of June 17, 1998, between the Company and The Bank of New York, as Trustee (including form of Note) (filed on July 21, 1998 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-59469) and incorporated herein by reference).
4.3	Securityholders Agreement dated as of March 19, 1998, among Nevasa Holdings, the Morgan Stanley investors and certain other parties (filed on April 15, 1998, as an exhibit to the Company’s Annual Report on Form 10-K for 1997 and incorporated herein by reference).

Exhibit
No.	Description

4.4	Supplemental Indenture dated as of May 13, 1997 among IMPSAT Corporation, IMPSAT S.A. and The Bank of New York (filed on April 15, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for 1997 and incorporated herein by reference).
4.5	Indenture dated as of July 31, 1996, among the Company, IMPSAT Argentina as Guarantor and the Bank of New York as Trustee (including form of Note) (filed on November 20, 1996 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-12977) and incorporated herein by reference).
4.6	Shareholders Agreement dated as of March 10, 1999 (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.7	Specimen Stock Certificate (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.8	Form of Stockholder Rights Plan Agreement between the Company and The Bank of New York, as Rights Agent (filed on June 21, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).
4.9	Certificate of Designations dated as of June 7, 2000 (filed on June 21, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).
9.1	1998 Stock Option Plan (filed on March 31, 1999 as an exhibit to the Company’s 1998 Annual Report on Form 10-K and incorporated herein by reference).
9.2	1999 Stock Option Plan (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.1†	Global Crossing Framework Agreement (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.2†	Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (Rio de Janeiro), dated as of February 17, 2000 (filed on April 17, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).
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
10.4†	TAC Turnkey Construction and IRU Agreement among IMPSAT Argentina, IMPSAT Chile and South American Crossing Ltd. (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.5†	Capacity Commitment Agreement dated as of November 10, 2000, between South American Crossing Ltd. and IMPSAT Fiber Networks, Inc. (filed on March 30, 2001, as an exhibit to the Company’s Annual Report on Form 10-K for 2000 and incorporated herein by reference).

Exhibit
No.	Description

10.6†	Capacity Purchase Agreement dated as of November 10, 2000, between Global Crossing Bandwidth, Inc. and International Satellite Communication Holding Ltd. (filed on March 30, 2001, as an exhibit to the Company’s Annual Report on Form 10-K for 2000 and incorporated herein by reference).
10.7†	Capacity IRU Agreement dated as of February 15, 2001, by and between 360americas network (Bermuda) ltd. and IMPSAT Fiber Networks, Inc.
10.8†	IRU Fiber Agreement (Argentina) dated as of February 15, 2001, by and between IMPSAT S.A. (Argentina) and 360networks de Argentina S.R.L. (filed on March 30, 2001 as an exhibit to the Company’s 2000 Annual Report on Form 10K and incorporated herein by reference).
In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.9: IRU Fiber Agreement (Brazil) dated as of February 15, 2001, by and between Impsat Comunicações Ltda. and 360networks do Brasil Ltda. (filed on March 30, 2001 as an exhibit to the Company’s 2000 Annual Report on Form 10K and incorporated herein by reference).
10.9†	Service Agreement dated as of February 15, 2001, by and between Impsat Comunicações Ltda. and 360networks do Brasil Ltda. (filed on March 30, 2001 as an exhibit to the Company’s 2000 Annual Report on Form 10K and incorporated herein by reference).
10.10*	Master Loan Agreement dated as of June 6, 2001 among Harris Canada, Inc. and the Company, IMPSAT Argentina, IMPSAT Brazil, IMPSAT Colombia, IMPSAT Ecuador, and IMPSAT Venezuela.
10.11*	Amended and Restated Financing Agreement between IMPSAT Argentina and Nortel.
In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.11: Amended and Restated Financing Agreement between IMPSAT Brazil and Nortel.
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

Guillermo Jofre
Chief Financial Officer

Date: August 14, 2001

IMPSAT S.A.

By:	/s/ JOSE TORRES

Jose Torres
Director and
Chief Accounting Officer

Date: August 16, 2001