Form 10-Q
period 2001-09-30
IMPSAT FIBER NETWORKS INC
filed 2001-11-19
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 333-12977

IMPSAT Fiber Networks, Inc.

IMPSAT S.A.
(Exact name of registrant as specified in its charter)

Delaware Argentina (state or other jurisdiction of incorporation or organization)	52-1910372 Not Applicable (IRS employer identification number)

Alférez Pareja 256 (1107)

Buenos Aires, Argentina
(5411) 5170 0000
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2001, the Company had outstanding 91,428,570 shares of Common Stock, $0.01 par value outstanding.

IMPSAT Fiber Networks, Inc.
IMPSAT S.A.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars)
(Unaudited)

	December 31,	September 30,
	2000	2001

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$67,737	$60,388

Trading investments	240,892	20,700

Trade accounts receivable, net	83,351	85,841

Other receivables	63,171	59,133

Prepaid expenses	3,722	5,421

Total current assets	458,873	231,483

BROADBAND NETWORK, Net	364,221	361,161

PROPERTY, PLANT AND EQUIPMENT, Net	381,674	296,443

NON-CURRENT ASSETS:

Investments	15,091	12,985

Intangible assets	87,693

Deferred income taxes, net	33,059

Deferred financing costs, net	14,804	11,487

Other non-current assets	19,335	22,011

Total non-current assets	169,982	46,483

TOTAL	$1,374,750	$935,570

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable — trade	$113,516	$130,531

Short-term debt	14,603	8,648

Current portion of long-term debt	38,377	68,319

Accrued and other liabilities	53,809	52,561

Total current liabilities	220,305	260,059

LONG-TERM DEBT, Net	915,263	915,361

OTHER LONG-TERM LIABILITIES	28,307	12,414

DEFERRED REVENUES	52,290	95,781

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY:

Common Stock, $0.01 par value; 300,000,000 shares authorized, 91,428,570 shares issued and outstanding at December 31, 2000, and September 30, 2001	914	914

Additional paid in capital	537,356	537,782

Accumulated deficit	(357,075)	(869,346)

Deferred stock-based compensation	(5,438)	(5,438)

Accumulated other comprehensive loss	(17,172)	(11,957)

Total stockholders’ equity (deficit)	158,585	(348,045)

TOTAL	$1,374,750	$935,570

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

NET REVENUES:

Data and value added services	$53,346	$56,442	$157,215	$169,406

Telephony		3,405		6,564

Internet	9,556	11,612	24,229	34,458

Services to carriers		4,215		14,624

Sales of equipment	4,697	896	9,672	11,594

Total net revenues from services and equipment	67,599	76,570	191,116	236,646

Broadband network development revenues	43,077		43,077	7,197

Total net revenues	110,676	76,570	234,193	243,843

COSTS AND EXPENSES:

Direct costs:

Contracted services	7,369	10,150	20,630	30,094

Other direct costs	3,901	7,653	14,887	20,816

Leased capacity	20,628	21,851	52,213	67,236

Broadband network cost	25,382		25,382	3,335

Cost of equipment sold	4,478	722	9,075	8,219

Total direct costs	61,758	40,376	122,187	129,700

Salaries and wages	16,104	20,835	46,274	64,932

Selling, general and administrative	13,805	12,251	38,293	41,721

Provision for asset impairment	—	234,625	—	234,625

Depreciation and amortization	20,942	32,888	61,751	92,566

Total costs and expenses	112,609	340,975	268,505	563,544

Operating loss	(1,933)	(264,405)	(34,312)	(319,701)

OTHER INCOME (EXPENSES):

Interest income and investment gains	7,370	1,706	20,515	9,798

Interest expense	(29,568)	(35,761)	(80,051)	(105,983)

Net loss on foreign exchange	(2,294)	(26,132)	(1,490)	(50,282)

Recognition of other-than-temporary decline in value of investments		(19,537)		(19,537)

Other (loss) income, net	(397)	(311)	2,087	(163)

Total other expenses	(24,889)	(80,035)	(58,939)	(166,167)

LOSS BEFORE INCOME TAXES	(26,822)	(344,440)	(93,251)	(485,868)

BENEFIT FROM (PROVISION FOR) FOREIGN INCOME TAXES	162	84	(908)	(26,403)

NET LOSS	(26,660)	(344,356)	(94,159)	(512,271)

DIVIDENDS ON REDEEMABLE PREFERRED STOCK			(1,393)

NET LOSS ATTRIBUTABLE TO COMMON

STOCKHOLDERS	$(26,660)	$(344,336)	$(95,552)	$(512,271)

NET LOSS PER COMMON SHARE:

BASIC AND DILUTED	$(0.29)	$(3.77)	$(1.09)	$(5.60)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:

BASIC AND DILUTED	91,429	91,429	87,569	91,429

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(26,660)	$(344,356)	$(95,552)	$(512,271)

OTHER COMPREHENSIVE (LOSS) INCOME:

Foreign currency translation adjustment	(2,085)	(488)	(2,415)	(5,470)

Change in unrealized loss on investments available for sale	(13,057)	(407)	(127,675)	(8,852)

Recognition of other-than-temporary decline in value of investments		19,537		19,537

TOTAL	(15,142)	18,642	(130,090)	5,215

COMPREHENSIVE LOSS	$(41,802)	$(325,714)	$(225,642)	$(507,056)

See notes to condensed consolidated financial statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands of U.S. Dollars)
(Unaudited)

						Accumulated
	Common Stock		Additional		Deferred	Other
			Paid In	Accumulated	Stock-Based	Comprehensive
	Shares	Stock	Capital	Deficit	Compensation	Loss	Total

BALANCE AT DECEMBER 31, 2000	91,428,570	$914	$537,356	$(357,075)	$(5,438)	$(17,172)	$158,585

Amortization of amount paid in excess of carrying value of net assets acquired from related party			426				426

Change in unrealized loss on investments available for sale						(8,852)	(8,852)

Recognition of other-than-temporary decline in value of investments						19,537	19,537

Foreign currency translation adjustment						(5,470)	(5,470)

Net loss for the period				(512,271)			(512,271)

BALANCE AT SEPTEMBER 30, 2001	91,428,570	$914	$537,782	$(869,346)	$(5,438)	$(11,957)	$(348,045)

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(94,159)	$(512,271)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisition:

Amortization and depreciation	61,751	92,566

Provision for doubtful accounts	2,852	6,906

Deferred income tax (benefit) provision	(2,266)	25,361

Provision for asset impairment		234,625

Recognition of other-than-temporary decline in value of investments		19,537

Proceeds from delivery of broadband network	28,869

Gross profit from delivery of broadband network	(17,695)

Changes in assets and liabilities:

Increase in trade accounts receivable, net	(17,338)	(9,396)

Increase in prepaid expenses	(2,107)	(1,699)

(Increase) decrease in other receivables and other non-current assets	(18,128)	5,502

Increase in accounts payable — trade	30,438	17,015

Increase in deferred revenues	36,191	43,491

Increase in accrued and other liabilities	13,774	(1,248)

Decrease in other long-term liabilities	(8,665)	(15,893)

Net cash provided by (used in) operating activities	13,517	(95,504)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net (increase) in trading investments	(305,963)	220,192

Build- out of broadband network	(33,552)	(59,037)

Purchases of property, plant and equipment	(125,754)	(62,125)

(Increase) in other investment	(168)	(306)

Net cash used in investing activities	(465,437)	98,724

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (repayments on) borrowings from short-term debt	(7,364)	(5,955)

Proceeds from long-term debt, net of deferred financing costs	304,088	20,144

Repayments of long-term debt	(21,980)	(19,288)

Proceeds from issuance of common stock, net	229,350

Cash paid in redemption of preferred stock	(32,500)

Net cash provided by financing activities	471,594	(5,099)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH

EQUIVALENTS	(2,415)	(5,470)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,259	(7,349)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	97,507	67,737

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$114,766	$60,388

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$66,491	$105,786

Foreign income taxes paid	$2,893	$1,410

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accrued dividends on redeemable preferred stock	$1,393

Change to unrealized gain on investment available for sale, net of tax	$(127,675)	$(8,852)

Broadband network vendor financing	$135,762	$29,184

Broadband network financed through other long-term liabilities	$23,030

Issuance of treasury stock upon conversion of preferred stock	$115,142

Issuance of common stock in exchange for minority interests of IMPSAT Argentina, IMPSAT Colombia and IMPSAT Venezuela	$93,034

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

      The Company currently provides telecommunications services to its customers using its local access and long haul fiber optic and satellite networks. The deployed facilities include 15 metropolitan area networks in the largest cities of the region, long haul networks across Argentina, Brazil, Chile and Colombia, and leased submarine capacity to link South America to the United States. Finally, the Company has 538,000 gross square feet of premises housing advanced hosting capabilities.

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

      Liquidity and Going Concern Considerations — The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence the financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company currently faces significant near-term cash flow and liquidity problems. The Company’s capital requirements under the business plan for fiscal year 2001 are greater than available capital resources, and the Company’s cash flows and liquidity are insufficient to satisfy all of the Company’s obligation beyond the end of 2001. In particular, the payment default by 360networks, Inc. (“360networks”) during the second quarter of its contracts with the Company for the provision of IRU dark fiber and capacity services and backhaul construction services and the subsequent termination of those contracts will result in the Company’s receipt of approximately $77.4 million less than anticipated during the remainder of 2001(see Note 12). Although management is taking action to attempt to reduce expenditures relating to the 360networks contracts and utilize the network assets that were to be provided to 360networks, it will not be possible in the short-term to replace the cash inflows contemplated by the termination of 360networks

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts and the nonpayment by 360networks of the amount originally scheduled to be paid to the Company during 2001. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

      The Company has no material working capital or other credit facility under which it may borrow for working capital or other general corporate purposes. The Company is not generating sufficient revenue to fund its operations and to repay its principal and interest obligations under its 12.125% Senior Guaranteed Notes due 2003, 13.375% Senior Notes due 2005 and 12.375% Senior Notes due 2008 (collectively the “Senior Notes”) and its vendor financing obligations with Nortel Networks Limited and Lucent Technologies Inc. (collectively the “Broadband Network Vendor Financing Agreements”) that will be due and payable in the short term.

      The Company believes that is unlikely to be able to obtain future debt or equity financing on acceptable terms, or at all. The securities markets are currently not available to the Company. The Company may therefore be required to restructure its balance sheet. It is unlikely that the Company could obtain additional financing without effecting such restructuring. The Company has commenced negotiations with representatives of the holders of its Senior Notes and with the creditors under the Broadband Network Vendor Financing Agreements and has retained Houlihan Lokey Howard & Zukin Capital to assist it in connection with those negotiations and the restructuring of its financial obligations and balance sheet. There is no assurance that the Company will be able to successfully restructure its balance sheet on terms acceptable to it, or at all. If the Company is unable to restructure its balance sheet, generate sufficient cash flows and obtain additional financing, the Company likely will be unable to fund its operating requirements and meet its debt obligations as they become due. In such an event, the Company will be in default on such obligations, which in turn, could force the Company to file for protection under the federal bankruptcy laws. See Note 9. Such events would have a material adverse effect upon the Company and would threaten its ability to continue as a going concern. As the Company continues to seek agreement with the holders of the Senior Notes and the creditors under the Broadband Network Vendor Financing Agreements regarding the restructuring of those obligations, the Company is closely monitoring the level of cash payments and commitments requiring cash payments in the remainder of 2001.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation — The financial statements are presented on a consolidated basis and include the accounts of the IMPSAT Fiber Networks, Inc and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

      Interim Financial Information — The unaudited condensed consolidated financial statements as of September 30, 2001 and for the nine months ended September 30, 2000 and 2001 have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three and nine-month period ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

      Market Risk — The Company currently operates in countries throughout Latin America. The Company’s financial performance may be affected by inflation, exchange rates and controls, price controls, interest rates,

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in governmental economic policy, taxation and political, economic or other developments in or affecting the Latin America countries in which the Company operates. The Company’s foreign exchange rate risk, other than in Brazil, is limited because the majority of its assets are either non-monetary in nature or denominated in US dollars, and the majority of its debt is denominated in US dollars. Additionally, a significant portion of the Company’s debt has a fixed interest rate thereby limiting the Company’s interest rate risk exposure. Accordingly, the Company has not entered into derivative transactions to hedge against these potential risks.

      Cash and Cash Equivalents — Cash and cash equivalents are time deposits with original maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

      Revenue Recognition — Revenues from data, value-added telephony, IT Solutions and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer. In addition, the Company has entered into, and may enter into in the future, agreements with carriers granting indefeasible rights of use (“IRUs”) and access to portions of its broadband network capacity and infrastructure. Pursuant to these agreements, the Company will receive fixed advance payments for the IRU and will recognize the revenue from the IRU ratably over the life of the IRU. Amounts received in advance are recorded as deferred revenue in the accompanying consolidated balance sheets. The Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC’s views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC’s interpretation of revenue recognition.

      No single customer accounted for greater than 10% of total net revenues from services for the nine months ended September 30, 2000 and 2001.

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

      Long-Lived Assets — Long-lived assets, including goodwill, are reviewed on an ongoing basis for impairment based on a comparison of carrying values to undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. During the three months ended September 30, 2001, in connection with the Company’s ongoing review of its business plan, cash flow and liquidity position, and the economic environment in Latin America, the Company determined that its long-lived assets primarily related to its telecommunication infrastructure were likely impaired. The Company calculated the present value of its expected cash flows of its operating subsidiaries to determine the fair value of its telecommunication infrastructure. Accordingly, in the three months ended September 30, 2001, the Company recorded a noncash impairment charge of $234.6 million. This charge included approximately $98.3 million for IMPSAT Argentina, $24.7 million for IMPSAT Brazil and $28.9 million for all other countries. In addition, the charge also included approximately $82.7 million for a write-down of the value of goodwill generated by the acquisition of certain minority interest in the operating subsidiaries. The Company recorded this impairment reserve based on internal estimates of fair value and not independent valuations of its telecommunication infrastructure. The Company will engage a third party asset valuation firm to conduct such an appraisal during the fourth quarter of 2001. The impairment reserve recorded will be adjusted and allocated to specific assets based on the results of such appraisal.

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

      Fair Value of Financial Instruments — The Company’s financial instruments include receivables, investments, payables, short- and long-term debt. The Company’s Senior Guaranteed Notes, Senior Notes 2005 and 2008 and trading and available for sale investments, were valued at market closing prices at December 31, 2000 and September 30, 2001. The fair value of all other financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of December 31, 2000 and September 30, 2001.

      At December 31, 2000 and September 30, 2001, the fair value of the Company’s financial instruments was as follows:

	December 31,	September 30,
	2000	2001

12.125% Senior Guaranteed Notes due 2003	$98,750	$70,000

13.75% Senior Notes due 2005	198,000	138,000

12.375% Senior Notes due 2008	124,875	81,000

Trading Investments	240,892	20,700

Available for sale investments	7,166	4,754

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

      Accumulated Other Comprehensive Loss — Accumulated other comprehensive loss is comprised as follows:

		Unrealized
	Foreign	Gain (Loss)
	Currency	Available for
	Translation	Sale Investment	Total

Balance at December 31, 2000	$(6,417)	$(10,755)	$(17,172)

Change during the period	(5,470)	10,685	5,215

Balance at September 30, 2001	$(11,887)	$(70)	$(11,957)

      New Accounting Pronouncement — The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards No 142 (“SFAS 142”), Goodwill and Other Intangible Assets, which addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. The standard require goodwill to be periodically tested for impairment and written down to fair value if considered impaired.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The Company is currently assessing the financial statement impact of the adoption of SFAS 142.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial statements or disclosures.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial statements or disclosures.

      Reclassifications — Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform with the 2001 presentation.

3.  INVESTMENTS

      The Company’s investments consist of the following at December 31, and September 30:

	December 31,	September 30,
	2000	2001

Trading investments, at fair value	$240,892	$20,700

Investment, at cost	$7,925	$8,231

Investment in common stock	7,166	4,754

Total	$15,091	$12,985

      The Company’s trading investments consist of high-quality, short-term investments with maturities of less than 360 days.

      The Company’s cost basis investment represents a less than 1% ownership in an unaffiliated entity established for the purchase and leasing of satellite capacity time. During October 2001, the Company sold this investment for approximately $8 million.

      The Company’s investment in common stock represents a 3.3% ownership interest in the outstanding common stock of Claxson Interactive Group Inc., an integrated media company with operations in Latin America, which was acquired by the Company in the fourth quarter of 1999. This investment is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure. During the three and nine months ended September 30, 2001, the Company recorded a non-cash charge of $19.5 million, which reflected an other-than-temporary decline in value of its investment in common stock based upon a sustained reduction in the quoted market price of $0.324 per share compared to the original cost $3.505 per share. This charge is included in Recognition of other-than temporary decline in value in the accompanying condensed consolidated statements of operations.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  TRADE ACCOUNTS RECEIVABLE

      Trade accounts receivable, by operating subsidiaries, at December 31 and September 30, are summarized as follows:

	December 31,	September 30,
	2000	2001

IMPSAT Argentina	$75,116	$80,377

IMPSAT Brasil	6,553	5,302

IMPSAT Colombia	6,662	5,074

IMPSAT Venezuela	6,311	7,867

All other countries	11,218	12,134

Total	105,860	110,754

Less: allowance for doubtful accounts	(22,509)	(24,913)

Trade accounts receivable, net	$83,351	$85,841

      The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers’ financial history is analyzed.

      The activity for the allowance for doubtful accounts for the year ended December 31, 2000 and for the nine months ended September 30, 2001 is as follows:

	December 31,	September 30,
	2000	2001

Beginning balance	$19,820	$22,509

Provision for doubtful accounts	4,806	6,906

Write-offs, net of recoveries	(2,117)	(4,502)

Ending balance	$22,509	$24,913

5.  OTHER RECEIVABLES

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries as follows at December 31 and September 30:

	December 31,	September 30,
	2000	2001

IMPSAT Argentina	$33,678	$42,053

IMPSAT Brazil	12,538	5,090

IMPSAT Colombia	4,149	2,875

IMPSAT Venezuela	2,156	2,590

All other countries	10,650	6,525

Total	$63,171	$59,133

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  BROADBAND NETWORK AND AGREEMENTS

      Broadband network and related equipment consists of the following at December 31 and September 30:

	December 31,	September 30,
	2000	2001

Network infrastructure	$201,372	$216,304

Right of ways	33,266	14,666

Equipment and materials	151,185	183,536

IRU investments	20,010	40,642

Total	405,833	455,148

Less: accumulated depreciation	(46,433)	(71,407)

reserve for impairment		(60,784)

Total	359,400	322,957

Under construction – Network infrastructure	3,424	38,204

Under construction – Global Crossing Ducts	1,397

Total	$364,221	$361,161

      The recap of accumulated depreciation for the year ended December 31, 2000 and for the nine months ended September 30, 2001, is as follows:

	December 31,	September 30,
	2000	2001

Beginning balance	$42,368	$46,433

Depreciation expense	4,365	29,755

Disposals and retirements	(300)	(4,781)

Ending balance	$46,433	$71,407

      Nortel Networks Agreements — On September 6, 1999, the Company executed two turnkey agreements with Nortel Networks Limited (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina and Brazil for approximately $265 million.

      On October 25, 1999, each of IMPSAT Argentina and IMPSAT Brazil signed definitive agreements with Nortel to borrow an aggregate of up to approximately $149.1 million and $148.3 million, respectively, of long-term vendor financing. The financing, which has a final maturity in 2006, was used to finance Nortel’s construction of the segments of the Broadband Network in Argentina and Brazil as well as additional purchases of telecommunications equipment. The Company has guaranteed the obligations of each of IMPSAT Argentina and IMPSAT Brazil under the Nortel financing agreements. At September 30, 2001, a total of $245.7 million was disbursed and outstanding.

      Additionally, the Company has obtained additional vendor financing from Lucent Technologies, Ericsson, Tellabs OY, DMC and Harris Canada, Inc. for the acquisition of fiber optic cable and other telecommunications equipment for the Broadband Network, with respect to which an aggregate of $30.6 million was disbursed and outstanding as of September 30, 2001.

      On September of 2000 the Company completed and delivered to Global Crossing the portion of the Trans-Andean Crossing System connecting Las Toninas, Argentina and Santiago, Chile. In connection with

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the delivery, the Company recognized revenues and costs totaling $43.1 million and $25.4 million, respectively.

      IRU Agreements — The Company has entered into several framework agreements granting IRUs of up to 25 years on the Company’s broadband network, including network maintenance services and telehousing space. The Company has received approximately $46.5 million during the nine months ended September 30, 2001 related to these agreements. These advance payments are recorded as deferred revenue in the accompanying condensed consolidated balance sheet. During the nine months ended September 30, 2001, the Company recognized approximately $3.0 million from these agreements, which are reflected as services to carriers in the accompanying condensed consolidated statement of operations.

7.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31 and September 30, consisted of:

	December 31,	September 30,
	2000	2001

Land	$10,398	$12,939

Building and improvements	55,792	90,132

Operating communications equipment	513,287	547,947

Furniture, fixtures and other equipment	33,703	44,583

Total	613,180	695,601

Less: accumulated depreciation	(265,354)	(315,917)

reserve for impairment		(91,175)

Total	347,826	288,509

Equipment in transit	15,285	6,155

Works in process	18,563	1,779

Property, plant and equipment, net	$381,674	$296,443

      The recap of accumulated depreciation for the year ended December 31, 2000 and for the nine months ended September 30, 2001, is as follows:

	December 31,	September 30,
	2000	2001

Beginning balance	$201,656	$265,354

Depreciation expense	74,156	56,923

Disposals and retirements	(10,458)	(6,360)

Ending balance	$265,354	$315,917

8.  SHORT-TERM DEBT

      Several of the Company’s subsidiaries maintain short-term credit facilities with local banks. These credit facilities are denominated in U.S. dollars, with interest rates ranging from 5% to 19%. The Company’s subsidiaries have historically refinanced these short-term credit facilities on an annual basis. As of December 31, 2000 and September 30, 2001, amounts outstanding under these credit facilities totaled approximately $14.6 million and $8.6 million, respectively.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  LONG-TERM DEBT

      The Company’s long-term debt at December 31 and September 30, is detailed as follows:

	December 31,	September 30,
	2000	2001

12.125% Senior Guaranteed Notes due 2003	$125,000	$125,000

13.75% Senior Notes due 2005	300,000	300,000

12.375% Senior Notes due 2008	225,000	225,000

Term notes payable, maturing from 2001 through 2004; collateralized by buildings and equipment, the assignment of customer contracts and investment; denominated in:

U.S. dollars (interest rates 6.03% — 12%)	27,959	15,207

Local currency (interest rates 8.88% — 18.56%)	17,177	23,109

Eximbank notes payable (interest rates 4.23% — 7.19%), maturing semiannually through 200l and 2004	11,359	19,035

Vendor financing (3.59% — 12.50%), maturing 2004 to 2008	247,145	276,329

Total long-term debt	953,640	983,680

Less: current portion	(38,377)	(68,319)

Long-term debt, net	$915,263	$915,361

      The Senior Guaranteed Notes, the Senior Notes 2005 and 2008, the vendor financing and some of the term notes contain certain covenants requiring certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

      The Company’s liquidity difficulties described in Note 1 have led to non-compliance with certain covenant requirements and payment provisions under the Company’s Broadband Network Vendor Financing Agreements. On October 25, 2001, the Company obtained a waiver of covenant defaults and an extension from these lenders from scheduled principal and interest payments under the Broadband Network Vendor Financing Agreements totaling approximately $36.3 million that were due on that date. The waiver is valid through November 25, 2001. There can be no assurance that these lenders will be willing to extend any forbearance period beyond November 25, 2001. In the absence of such an extension of the forbearance period, it is unlikely that the Company will be able to comply with its obligations to make the scheduled payments. In such an event, the lenders could demand that all amounts outstanding under such agreements, including accrued interest, become immediately due and payable. As of September 30, 2001, the Company’s outstanding balance under the Broadband Network Vendor Financing Agreements totaled approximately $261.4 million. A demand for immediate payment of such outstanding amounts, if such demand were not rescinded, annulled or otherwise timely cured, would constitute an event of default, and could result in a payment acceleration of all outstanding amounts, under the Company’s Senior Notes, which total $650.0 million in the aggregate. In such an event, the Company would be forced to seek protection under the United States Bankruptcy Code.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  INCOME TAXES

      The composition of the provision for income taxes, all of which is for foreign taxes, for the three and nine months ended September 30, 2000 and 2001 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Current	$(1,274)	$(435)	$(3,174)	$(1,042)

Deferred	1,436	519	2,266	(25,361)

Total	$162	$84	$(908)	$(26,403)

      The foreign statutory tax rates range from 15% to 35% depending on the particular country. During the current period ended September, 2001, the Company recorded a valuation allowance of approximately $25.5 million to reduce its deferred income tax asset because it is not clear that utilization of the tax benefits resulting from operating losses and the other temporary differences are “more likely than not” to be realized, as required by SFAS 109.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  OPERATING SEGMENT INFORMATION

      The Company’s operating segment information, by subsidiary, is as follows for the three and nine months ended September 30, 2000 and 2001:

Three Months Ended September 30,					All other
2001	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues

Data and value added services:

Satellite	$13,041	$3,452	$5,275	$6,226	$8,115	$(3,987)	$32,122

Broad Band	7,982	2,908	9,058	903	3,360	(2,256)	21,955

Value added services	1,356	108	118	9	3,072	(2,298)	2,365

Subtotal	22,379	6,468	14,451	7,138	14,547	(8,541)	56,442

Telephony	2,416				1,899	(910)	3,405

Internet	4,884	2,428	976	524	3,907	(1,107)	11,612

Services to carriers	1,562	761	45	392	1,727	(272)	4,215

Sales of equipment	830		6	26	34		896

Total net revenues from services and equipment	32,071	9,657	15,478	8,080	22,114	(10,830)	76,570

Broadband network development revenues

Total net revenues	$32,071	$9,657	$15,478	$8,080	$22,114	$(10,830)	$76,570

Operating income (loss)	$(115,927)	$(33,340)	$(1,474)	$674	$(114,338)		$(264,405)

Total assets	$460,215	$157,657	$104,985	$59,679	$153,034		$935,570

					All other
2000	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues

Data and value added services:

Satellite	$18,033	$3,820	$6,586	$5,845	$10,712	$(5,599)	$39,397

Broad Band	6,416	662	5,449	453	338	(40)	13,278

Value added services	507	8	42	201		(87)	671

Subtotal	24,956	4,490	12,077	6,499	11,050	(5,726)	53,346

Telephony

Internet	3,106	2,798	897	376	3,530	(1,151)	9,556

Services to carriers

Sales of equipment	4,432	5		19	241		4,697

Total net revenues from services and equipment	32,494	7,293	12,974	6,894	14,821	(6,877)	67,599

Broadband network development revenues	32,272				10,805		43,077

Total net revenues	$64,766	$7,293	$12,974	$6,894	$25,626	$(6,877)	$110,676

Operating income (loss)	$7,105	$(8,516)	$451	$132	$(1,105)		$(1,933)

Total assets	$383,928	$203,898	$101,267	$52,938	$594,938		$1,336,969

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30,					All other
2001	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues

Data and value added services:

Satellite	$42,034	$10,713	$17,069	$18,565	$25,496	$(9,785)	$104,092

Broad Band	23,451	6,575	25,548	2,327	7,588	(4,806)	60,683

Value added services	2,983	1,217	215	9	8,667	(8,460)	4,631

Subtotal	68,468	18,505	42,832	20,901	41,751	(23,051)	169,406

Telephony	4,797		4		3,134	(1,371)	6,564

Internet	13,284	8,706	3,135	1,406	11,919	(3,992)	34,458

Services to carriers	4,572	3,555	258	1,080	6,175	(1,016)	14,624

Sales of equipment	4,888	2,698	485	995	2,528		11,594

Total net revenues from services and equipment	96,009	33,464	46,714	24,382	65,507	(29,430)	236,646

Broadband network development revenues		2,552			4,645		7,197

Total net revenues	$96,009	$36,016	$46,714	$24,382	$70,152	$(29,430)	$243,843

Operating income (loss)	$(144,984)	$(53,529)	$(1,120)	$997	$(121,065)		$(319,701)

Total assets	$460,215	$157,657	$104,985	$59,679	$153,034		$935,570

					All other
2000	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues

Data and value added services:

Satellite	$54,163	$10,951	$22,522	$18,281	$28,551	$(14,828)	$119,640

Broad Band	17,432	1,304	14,810	1,392	1,091	(129)	35,900

Value added services	1,427	12	92	231	16	(103)	1,675

Subtotal	73,022	12,267	37,424	19,904	29,658	(15,060)	157,215

Telephony

Internet	8,113	6,234	2,660	958	10,071	(3,807)	24,229

Services to carriers

Sales of equipment	8,932	334		71	335		9,672

Total net revenues from services and equipment	90,067	18,835	40,084	20,933	40,064	(18,867)	191,116

Broadband network development revenues	32,272				10,805		43,077

Total net revenues	$122,339	$18,835	$40,084	$20,933	$50,869	$(18,867)	$234,193

Operating income (loss)	$(7,498)	$(19,862)	$1,194	$538	$(8,684)		$(34,312)

Total assets	$383,928	$203,898	$101,267	$52,938	$594,938		$1,336,969

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  COMMITMENTS AND CONTINGENCIES

      Commitments — The Company leases satellite capacity with total annual rental commitments of approximately $28.3 million through the year 2005. In addition, the Company had committed to long-term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, and the United States for approximately $16.8 million per year through 2005. The Company has commitments to purchase communications and data center equipment amounting to approximately $9.8 million at September 30, 2001. The Company has commitments for additional IRU investments totaling approximately $63.9 million in the aggregate under its various IRU agreements.

      IMPSAT Brazil has entered into a $5.9 million term note with El Camino Resources, which is guaranteed by the Company and IMPSAT Argentina. At September 30, 2001, the balance outstanding was approximately $3.2 million.

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

      360networks — During June 2001, the Company terminated a series of contracts which the Company had signed in the first quarter of 2001 with subsidiaries of 360americas networks (Bermuda) ltd. (collectively “360americas”), a subsidiary of 360networks to construct and provide IRU dark fiber, capacity services and conduit to 360americas over the Company’s Broadband Network in Argentina and Brazil, as a result of the breach by 360americas of its payment obligations under those contracts, including the new Argentina-Brazil link that the Company has recently completed. Between March and May 2001, the Company made available segments of the IRU dark fiber and capacity services to 360americas for acceptance, but 360americas failed to make certain payments as required by the Company’s contract with them. 360americas also failed to make certain payment for collocation space in the Company’s telehouses in Sao Paulo and Rio de Janeiro, Brazil and Buenos Aires, Argentina, and the Company terminated those contracts as well. The Company has also terminated a contract with 360americas for collocation space in Caracas, Venezuela, also for payment default by 360americas.

      The Company has commenced arbitration and litigation proceedings against 360americas for damages under the terminated contracts for the provision of IRU dark fiber and capacity services, as contemplated by the relevant agreements. 360americas was not included in the series of bankruptcy and insolvency filings made in the United State and Canada by its parent, 360networks, Inc. and certain of it other affiliates, 360networks, Inc. has announced that it intends to seek a buyer for its South American undersea fiber optic cable system, which is owned by 360americas. The Company intends to aggressively pursue its remedies against 360americas, including its claim for damages due under the terminated contracts, but is unable to predict whether the Company will prevail in any such proceedings and, if so, whether 360americas would be able to pay any arbitration or litigation award that might be entered in favor of the Company.

      During the pendency of the arbitration and litigation proceedings, the Company will continue to include as deferred revenues on its condensed consolidated balance sheet the amount received from 360americas as down payments under the terminated contracts, after deducting amounts that were due and payable at the time of the termination of the contracts. As of September 30, 2001, the balance of such deferred revenue was $22.6 million.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      IPO Allocations Class Action — On November 1, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, several of its officers and directors, and the underwriters who handled its initial public offering of common stock in February 2000 (the “IPO”). Although neither the Company nor the individual defendants have yet been served with the complaint, the complaint was filed purportedly on behalf of persons who purchased our common stock between February 1, 2000 and December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, mainly based on the assertion that there was undisclosed compensation received by the Company’s underwriters in connection with the IPO. Although only one case has been filed so far, the Company expects other cases to be filed and anticipates that these cases will be consolidated into a single class action. The Company believes that the Company and the individual defendants have meritorious defenses to the claims made in the complaint and intends to vigorously contest the lawsuit.

IMPSAT S.A.

CONDENSED BALANCE SHEETS

(In thousands of U.S. Dollars)
(Unaudited)

	December 31,	September 30,
	2000	2001

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$12,051	$8,094

Trade accounts receivable, net	58,680	62,831

Receivable from affiliated companies	13,303	16,737

Other receivables	33,679	42,053

Prepaid expenses	2,584	2,940

Total current assets	120,297	132,655

BROADBAND NETWORK, Net	176,961	182,169

PROPERTY, PLANT AND EQUIPMENT, Net	163,754	120,128

NON-CURRENT ASSETS:

Investments	11,829	10,995

Deferred income taxes, net	8,262

Other non-current assets	13,672	14,268

Total non-current assets	33,763	25,263

TOTAL	$494,775	$460,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable — trade	$71,362	$99,517

Short-term debt	8,860

Advances from affiliated companies	7,523	689

Current portion of long-term debt	15,385	31,070

Accrued and other liabilities	10,625	13,780

Total current liabilities	113,755	145,056

LONG-TERM DEBT, Net	127,626	134,066

DEFERRED REVENUES	32,561	50,212

COMMITMENTS AND CONTINGENCIES (NOTE 11) STOCKHOLDERS’ EQUITY:

Common Stock, $0.01 par value 14,755 shares issued and outstanding at December 31, 2000, and at September 30, 2001	3	3

Paid in capital	250,326	331,180

Accumulated deficit	(30,247)	(200,233)

Accumulated other comprehensive income (loss)	751	(69)

Total stockholders’ equity	220,833	130,881

TOTAL	$494,775	$460,215

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

NET REVENUES:

Data and value added services	$24,956	$22,379	$73,022	$68,468

Telephony		2,416		4,797

Internet	3,106	4,884	8,113	13,284

Services to carriers		1,562		4,572

Sales of equipment	4,432	830	8,932	4,888

Total net revenues from services	32,494	32,071	90,067	96,009

Broadband network development revenues	32,272		32,272

Total net revenues	64,766	32,071	122,339	96,009

COSTS AND EXPENSES:

Direct costs:

Contracted services	3,732	5,028	10,608	13,568

Other direct costs	2,045	4,912	7,976	13,123

Leased capacity	8,400	9,802	20,831	27,752

Broadband network construction costs	18,057		18,057

Cost of equipment sold	4,292	723	8,549	4,138

Total direct costs	36,526	20,465	66,021	58,581

Salaries and wages	6,826	9,581	19,566	27,722

Selling, general and administrative	5,409	4,640	17,906	15,579

Depreciation and amortization	8,900	14,982	26,344	40,781

Provision for asset impairment		(98,330)		(98,330)

Total costs and expenses	57,661	147,998	129,837	240,993

Operating income(loss)	7,105	(115,927)	(7,498)	(144,984)

OTHER INCOME (EXPENSES):

Interest income and investment gains	119	595	795	1,349

Interest expense	(2,844)	(5,936)	(8,703)	(17,386)

Net gain (loss) on foreign exchange	149	(587)	220	(593)

Other income net	2	285	6	295

Total other income (expenses), net	(2,574)	(5,643)	(7,682)	(16,335)

(LOSS) INCOME BEFORE INCOME TAXES	4,531	(121,570)	(15,180)	(161,319)

PROVISION FOR INCOME TAXES	(630)		(1,966)	(8,667)

NET INCOME (LOSS)	$3,901	$(121,570)	$(17,146)	$(169,986)

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

NET INCOME (LOSS)	$3,901	$(121,570)	$(17,146)	$(169,986)
OTHER COMPREHENSIVE LOSS, net of tax

Change in unrealized loss on investment available for sale, net of taxes		(1)		(820)

COMPREHENSIVE LOSS	$3,901	$(121,571)	$(17,146)	$(170,806)

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. Dollars)
(Unaudited)

				Accumulated
				Other
	Common	Paid In	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2000	$3	$250,326	$(30,247)	$751	$220,833

Change on unrealized loss on investment available for sale, net of taxes				(820)	(820)

Shareholders’ contribution		80,854			80,854

Net loss for the period			(169,986)		(169,986)

BALANCE AT SEPTEMBER 30, 2001	$3	$331,180	$(200,233)	$(69)	$130,881

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(17,146)	$(169,986)

Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition:

Amortization and depreciation	26,344	40,781

Provision for asset impairment		98,330

Proceeds on delivery of Broadband Network	18,064

Gross profit on delivery of Broadband Network	(14,215)

Provision for doubtful accounts	1,371	5,177

Deferred income tax provision		8,667

Changes in assets and liabilities:

Increase in trade accounts receivable net	(13,297)	(9,328)

Increase in prepaid expenses	(569)	(356)

Increase in other receivables and other non-current assets	(3,466)	(8,970)

Increase in accounts payable — trade	15,174	28,155

Increase in deferred revenues	15,442	17,651

Increase in accrued and other liabilities	555	3,155

Net cash provided by operating activities	28,257	13,276

CASH FLOWS FROM INVESTING ACTIVITIES:

Build-out of broadband network	(16,253)	(51,780)

Purchases of property, plant and equipment	(56,603)	(25,711)

Increase in other investment	(168)	(391)

Net cash used in investing activities	(73,024)	(77,882)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net repayments/borrowings of short-term debt	(3,999)	(8,860)

Changes in advances to/from affiliates	(54,169)	(10,268)

Repayments of long-term debt	(896)	(1,077)

Capital contribution	102,022	80,854

Net cash provided by financing activities	42,958	60,649

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,809)	(3,957)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	4,199	12,051

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,390	$8,094

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$5,184	$8,912

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Change to unrealized loss on investment available for sale, net of tax		$(820)

Broadband network vendor financing	$64,185	$20,597

See notes to condensed financial statements.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Tables in Thousands of U.S. Dollars)

1.  GENERAL

      IMPSAT S.A. (the “Company”) is a leading integrated provider of broadband Internet, data and voice services in Argentina. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links and leased satellite capacity. As of September 30, 2001, the Company is a 100% owned subsidiary of Impsat Fiber Networks, Inc. (the “Parent Company”)

      Liquidity and Going Concern Considerations — The accompanying condensed financial statements have been prepared on a going concern basic, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence the financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Parent Company and the Company currently faces significant near-term cash flow and liquidity problems. The Parent Company’s capital requirements under the business plan for fiscal year 2001 are greater than available capital resources, and the Parent Company’s cash flows and liquidity are insufficient to satisfy all of the Parent Company’s obligation beyond the end of 2001. In particular, the payment default by 360networks, Inc. (“360networks”) during the second quarter of its contracts with the Company and Impsat Brazil for the provision of IRU dark fiber and capacity services and backhaul construction services and the subsequent termination of those contracts will result in the Parent Company’s receipt of approximately $77.4 million less than anticipated during the remainder of 2001 (see Note 11).

      Although the Parent Company’s management is taking action to attempt to reduce expenditures relating to the 360networks contracts and utilize the network assets that were to be provided to 360networks, it will not be possible in the short-term to replace the cash inflows contemplated by the termination of 360networks contracts and the nonpayment by 360networks of the amount originally scheduled to be paid to the Company during 2001. Such condition raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

      The Parent Company and the Company have no material working capital or other credit facility under which they may borrow for working capital or other general corporate purposes. The Parent Company and the Company are not generating sufficient revenue to fund their operations or to repay their principal and interest obligations that will be due and payable in the short term.

      The Parent Company and the Company believe that they are unlikely to be able to obtain future debt or equity financing on acceptable terms, or at all. The Parent Company and the Company may therefore be required to restructure their balance sheets. It is unlikely that the Parent Company and the Company could obtain additional financing without effecting such restructuring. The Parent Company has commenced negotiations with representatives of the holders of its Senior Notes and with the creditors under the Broadband Network Vendor Financing Agreements and has retained Houlihan Lokey Howard & Zukin Capital to assist it in connection with those negotiations and the restructuring of its financial obligations and balance sheet. There is no assurance that the Parent Company and the Company will be able to successfully restructure their balance sheets on terms acceptable to them, or at all. If the Parent Company and the Company are unable to restructure their balance sheets, generate sufficient cash flows and obtain additional financing, the Parent Company and the Company likely will be unable to fund their operating requirements and meet their debt obligations as they become due. In such an event, the Parent Company and the Company will be in default on such obligations, which in turn, could force the Parent Company and the Company to file for protection under the federal bankruptcy laws. Such events would have a material adverse effect upon the Parent Company and

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

would threaten its ability to continue as a going concern. As the Parent Company continues to seek agreement with the holders of the Senior Notes and the creditors under the Broadband Network Vendor Financing Agreements regarding the restructuring of those obligations, the Parent Company is closely monitoring the level of cash payments and commitments requiring cash payments in the remainder of 2001.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Interim Financial Information — The unaudited condensed financial statements as of September 30, 2001 and for the nine months ended September 30, 2000 and 2001 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the nine months ended September 30, 2000 and 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

      Revenue Recognition — Revenues from data, value added, telephony an Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer. In addition the Company has entered into, and may enter into in the future, agreements with carriers granting indefeasible rights of use (“IRU”) and access to portions of its broadband network capacity and infrastructure. Pursuant to these agreements, the Company will receive fixed advance payments for the IRU and will recognize the revenue from the IRU ratably over the life of the IRU. Amounts received in advance are recorded as deferred revenue in the accompanying balance sheets. The Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC’s views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC’s interpretation of revenue recognition.

      No single customer accounted for greater than 10% of total revenues from services for the nine months ended September 30, 2000 and 2001.

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

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      Long-Lived Assets — Long-lived assets are reviewed on an ongoing basis for impairment based on a comparison of carrying values to undiscounted future cash flows. If an impairment is identified, the assets carrying amount is adjusted to fair value. During the three months ended September 30, 2001, in connection with the Company’s ongoing review of its business plan, cash flow and liquidity position, and the economic environment in Latin America, the Company determined that its long-lived assets primarily related to its telecommunication infrastructure were likely impaired. The Company calculated the present value of its expected cash flows of its operating subsidiaries to determine the fair value of its telecommunication infrastructure. Accordingly, in the three months ended September 30, 2001, the Company recorded a non-cash impairment charge of $98.3 million. The Company recorded this impairment reserve based on internal estimates of fair value and not independent valuations of its telecommunication infrastructure. The Company will engage a third party asset valuation firm to conduct such an appraisal during the fourth quarter of 2001. The impairment reserve recorded will be adjusted and allocated to specific assets based on the results of such appraisal.

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

      Fair Value of Financial Instruments — The Company’s financial instruments include receivables, investments, payables, short- and long-term debt. The available for sale investments were valued at market closing prices at September 30, 2001. The fair value of all other financial instruments which approximate their carrying (or contract) values have been determined using interest rates as of September 30, 2001.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

      New Accounting Pronouncement — The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial statements or disclosures.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 143 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial statements or disclosures.

      Reclassifications — Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

3.  TRADE ACCOUNTS RECEIVABLE

      Trade accounts receivable at December 31 and September 30, are summarized as follows:

	December 31,	September 30,
	2000	2001

Trade accounts receivable	$75,116	$80,377

Less: allowance for doubtful accounts	(16,436)	(17,546)

Trade accounts receivable, net	$58,680	$62,831

      The Company provides trade credit to their customers in the normal course of business. Prior to extending credit, the customers’ financial history is analyzed.

      The activity for the allowance for doubtful accounts for the year ended December 31, 2000 and for the nine months ended September 30, 2001 is as follows:

	December 31,	September 30,
	2000	2001

Beginning balance	$13,943	$16,436

Provision for doubtful accounts	3,035	5,177

Write-offs, net of recoveries	(542)	(4,067)

Ending balance	$16,436	$17,546

4.  OTHER RECEIVABLES

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers other than for fixed assets, and other miscellaneous amounts due to the Company.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

5.  BROADBAND NETWORK AND AGREEMENTS

      Broadband network and related equipment at December 31 and September 30 consists of:

	December 31,	September 30,
	2000	2001

Network infrastructure	$91,206	$130,508

Equipment and materials	122,477	151,142

IRU investments	4,395	4,395

Total	218,078	286,045

Less: accumulated depreciation	(42,084)	(57,774)

reserve for impairment of assets		(46,102)

Total	175,994	182,169

Under construction — Network infrastructure	967

Total	$176,961	$182,169

      The recap of accumulated depreciation for the year ended December 31, 2000 and for the nine months ended September 30, 2001, is as follows:

	December 31,	September 30,
	2000	2001

Beginning balance	$39,763	$42,084

Depreciation expense	2,321	17,272

Disposals and retirements		(1,582)

Ending balance	$42,084	$57,774

      Nortel Networks Agreements — On September 6, 1999, the Company executed a turnkey agreement with Nortel Networks Inc. (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina for approximately $133.1 million.

      On October 25, 1999, the Company signed a definitive agreement with an affiliate of Nortel Networks to borrow an aggregate of up to approximately $149.1 million of long term vendor financing. The financing, which has a final maturity in 2006, was used to finance Nortel’s construction of the segments of the Broadband Network and the purchase of additional equipment to be used by the Company in connection with the operation of the Broadband Network. The Parent Company has agreed to guarantee the obligations of the Company under the Nortel financing agreement. At September 30, 2001, a total of $120.6 million was disbursed and outstanding under the Nortel Financing Agreement.

      Additionally, the Company has obtained additional vendor financing from Lucent Technologies, Ericsson, Tellabs OY, DMC and Harris Canadá, Inc. for the acquisition of fiber optic cable and other telecommunications equipment for the Broadband Network for an aggregate of up to approximately $29.8 million.

      On September of 2000 the Company completed and delivered to Global Crossing the portion of the Trans-Andean Crossing System connecting Las Toninas, Argentina and Santiago, Chile. In connection with the delivery, the Company recognized revenues and costs totaling $32.3 million and $18.1 million, respectively.

      IRU Agreements — The Company has entered into several framework agreements granting IRUs of up to 25 years on the Company’s broadband network, including network maintenance services and telehousing space. The Company has received approximately $18.9 million during the nine months ended September 30,

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

2001 related to these agreements. These advance payments are recorded as deferred revenue in the accompanying balance sheet.

6.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31 and September 30 consists of:

	December 31,	September 30,
	2000	2001

Land	$3,160	$3,106

Building and improvements	37,369	51,959

Operating communications equipment	224,293	238,044

Furniture, fixtures and other equipment	16,594	25,016

Total	281,416	318,125

Less: accumulated depreciation	(131,378)	(151,703)

reserve for impairment		(52,228)

Total	150,038	114,194

Equipment in transit	12,928	5,526

Works in process	788	408

Property, plant and equipment, net	$163,754	$120,128

      The recap of accumulated depreciation for the year ended December 31, 2000 and for the nine months ended September 30, 2001, is as follows:

	December 31,	September 30,
	2000	2001

Beginning balance	$105,801	$131,378

Depreciation expense	35,850	23,509

Disposals and retirements	(10,273)	(3,184)

Ending balance	$131,378	$151,703

7.  INVESTMENTS

      The Company’s investments at December 31 and September 30 consist of:

	December 31,	September 30,
	2000	2001

Investment, at cost	$7,925	$8,231

Investment in common stock, at fair value New Skies Satellites N.V. ($2,748 cost)	3,904	2,764

Total	$11,829	$10,995

      The Company’s cost basis investment represents a less than 1% ownership in an unaffiliated entity established for the purchase and leasing of satellite capacity time. During October 2001, the Company sold this investment for approximately $8 million. The Company’s investment in common stock is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

8.  SHORT-TERM DEBT

      As of December 31, 2000 the Company’s short-term debt consisted of short-term credit facilities, denominated in U.S. dollars with interest rates ranging from 11% to 17% and the amount outstanding under these credit facilities totaled approximately $8.9 million. As of September 30, 2001 these credit facilities were canceled.

9.  LONG-TERM DEBT

      The Company’s long-term debt at December 31 and September 30, is detailed as follows:

	December 31,	September 30,
	2000	2001

Term notes payable, maturing from 2001 through 2004, collateralized by certain assets; denominated in U.S. dollars:	$1,861	$782

Eximbank notes payable (4.23% — 7.81%), maturing semiannually through 200l and 2004	11,359	13,964

Vendor financing (5.21% — 12.5%), due 2006	129,791	150,390

Total long-term debt	143,011	165,136

Less: current portion	(15,385)	(31,070)

Long-term debt, net	$127,626	$134,066

      The Company’s liquidity difficulties described in Note 1 have led to non-compliance with certain covenant requirements and payment provisions under the Broadband Network Vendor Financing Agreements. On October 25, 2001, the Company obtained a waiver of covenant defaults and an extension from these lenders from scheduled principal and interest payments under the Broadband Network Vendor Financing Agreements totaling approximately $18.4 million that were due on that date. The waiver is valid through November 25, 2001. There can be no assurance that these lenders will be willing to extend any forbearance period beyond November 25, 2001. In the absence of such an extension of the forbearance period, it is unlikely that the Company will be able to comply with its obligations to make the scheduled payments. In such an event, the lenders could demand that all amounts outstanding under such agreements, including accrued interest, become immediately due and payable. As of September 30, 2001, the Company’s outstanding balance under the Broadband Network Vendor Financing Agreements totaled approximately $136.3 million. A demand for immediate payment of such outstanding amounts, if such demand were not rescinded, annulled or otherwise timely cured, would constitute an event of default, and could result in a payment acceleration of all outstanding amounts, under the Parent Company’s Senior Notes, which total $650.0 million in the aggregate. In such an event, the Parent Company would be forced to seek protection under the United States Bankruptcy Code.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

10.  INCOME TAXES

      The composition of the provision for income taxes, for the three and nine months ended September 30, 2000 and 2001 is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2000	2001	2000	2001

Current	$(630)		$(1,966)

Deferred				$(8,667)

Total	$(630)	$0	$(1,966)	$(8,667)

      The statutory tax rate in Argentina is 35%. During the period ended September 30, 2001, the Company recorded a valuation allowance of approximately $7.4 million because it is not clear that utilization of the tax benefits from operating losses and other differences are “more likely than not” to be realized, as required by SFAS 109.

11.  COMMITMENTS AND CONTINGENCIES

      Commitments — The Company leases telecommunications links with annual rental commitments of approximately $8.1 million through the year 2005. In addition, the Company has commitments to purchase communications and data center equipment amounting to approximately $8.3 million at September 30, 2001.

      Guarantees — The Company is guarantor on the $125 million 12 1/8% Senior Guaranteed Notes Due 2003 issued on July 30, 1996 by the Parent Company.

      IMPSAT Brazil has entered into a $5.9 million term note with El Camino Resources, which is guaranteed by the Company and the Parent Company. At September 30, 2001, the balance outstanding was approximately $3.2 million.

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

      During June 2001, the Company and IMPSAT Brazil terminated a series of contracts which they had signed in the first quarter of 2001 with subsidiaries of 360 americas networks (Bermuda) ltd. (collectively “360americas”), a subsidiary of 360 networks, Inc. to construct and provide IRU dark fiber, capacity services and conduit to 360americas over the Company’s Broadband Network in Argentina and Brazil, as a result of the breach by 360americas of its payment obligation under those contracts, including the new Argentina — Brazil link that the Companies are currently constructing. Between March and May 2001, the Company and IMPSAT Brazil made available segments of the IRU desk fiber and capacity services to 360americas for acceptance, but 360 americas failed to make certain payments as required by the contracts. 360amercias also failed to make certain payments for collocation space in the Company’s and IMPSAT Brazil’s telehouses in Sao Paulo and Rio de Janeiro, Brazil and Buenos Aires, Argentina, and those contracts were terminated as

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

well. The Parent Company has also more recently terminated a contract with 360americas for collocation space in Caracas, Venezuela, also for payment default by 360americas.

      The Parent Company has commenced arbitration and litigation proceedings against 360americas for damages under the terminated contracts for the provision of IRU dark fiber and capacity services, as contemplated by the relevant agreements. 360americas was not included in the series of bankruptcy and insolvency filings made in the United State and Canada by its parent, 360networks, Inc. and certain of its other affiliates. 360networks, Inc. has announced that it intends to seek a buyer for its South American underseas fiber optic cable system, which is owned by 360americas. The Parent Company intends to aggressively pursue its remedies against 360americas, including its claim for damages due under the terminated contracts, but is unable to predict whether the Parent Company will prevail in any such proceedings and, if so, whether 360americas would be able to pay any arbitration or litigation award that might be entered in favor of the Parent Company.

      During the pendency of the arbitration and litigation proceedings, the Company will continue to include as deferred revenues on its condensed consolidated balance sheet the amount received from 360americas as down payments under the terminated contracts, after deducting amounts that were due and payable at the time of the termination of the contracts. As of September 30, 2001, the balance of such deferred revenue was $8.0 million.

* * * * * *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following table summarizes our results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2000		2001		2000		2001

	(In thousands and as a percentage of consolidated revenues)

Net revenues:

Net revenues from services:

Data and value added services	$53,346	48.2%	$56,442	73.7%	$157,215	67.1%	$169,406	69.5%

Telephony	—	—	3,405	4.4	—	—	6,564	2.7

Internet	9,556	8.6	11,612	15.2	24,229	10.3	34,458	14.1

Services to carriers	—	—	4,215	5.5	—	—	14,624	6.0

Total net revenues from services	62,902	56.8	75,674	98.8	181,444	77.5	225,052	92.3

Sales of equipment	4,697	4.2	896	1.2	9,672	4.1	11,594	4.8

Broadband network development revenues	43,077	38.9	—	—	43,077	18.4	7,197	3.0

Total net revenues	110,676	100.0	76,570	100.0	234,193	100.0	243,843	100.0

Direct costs:

Contracted services	7,369	6.7	10,150	13.3	20,630	8.8	30,094	12.3

Other direct costs	3,901	3.5	7,653	10.0	14,887	6.4	20,816	8.5

Leased capacity	20,628	18.6	21,851	28.5	52,213	22.3	67,236	27.6

Broadband network costs	25,382	22.9	—	—	25,382	10.8	3,335	1.4

Cost of sold equipment	4,478	4.0	722	0.9	9,075	3.9	8,219	3.4

Total direct costs	61,758	55.8	40,376	52.7	122,187	52.2	129,700	53.2

Salaries and wages	16,104	14.6	20,835	27.2	46,274	19.8	64,932	26.6

Selling, general and administrative expenses	13,805	12.5	12,251	16.0	38,293	16.4	41,721	17.1

Depreciation and amortization	20,942	18.9	32,888	43.0	61,751	26.4	92,566	38.0

Provision for asset impairment	—	—	234,625	306.4	—	—	234,625	96.2

Interest expense, net	(22,198)	(20.1)	(34,055)	(44.5)	(59,536)	(25.4)	(96,185)	(39.4)

Net loss on foreign exchange	(2,294)	(2.1)	(26,132)	(34.1)	(1,490)	(0.6)	(50,282)	(20.6)

Other (loss) income, net	(397)	(0.4)	(19,848)	(25.9)	2,087	0.9	(19,700)	(8.1)

Provision for (benefit from) foreign income taxes	162	0.1	84	0.1	(908)	(0.4)	(26,403)	(10.8)

Net loss attributable to common stockholders	(26,660)	24.1	(344,356)	(449.7)	(95,552)	(40.8)	(512,271)	(210.1)

Nine Months Ended September 30, 2001 Compared To Nine Months Ended September 30, 2000

      Revenues. Our total net revenues for the first nine months of 2001 were composed of net revenues from services, equipment sales revenues and Broadband Network development revenues.

      Our total net revenues for the three and nine months ended September 30, 2001 were $76.6 million and $243.8 million, a decrease of $34.1 million (or 30.8%) and an increase of $9.7 million (or 4.1%) from total net revenues for the same periods in 2000. The decrease in total revenues for the three months ended September 30, 2001 reflects the recognition during the third quarter of 2000 of $43.1 million in Broadband Network development revenues upon our delivery to Global Crossing of certain telecommunications infrastructure that we had contracted to construct for Global Crossing in 1999.

      Our total net revenues for the third quarter of 2001 were approximately $2.0 million (or 2.5%) lower than net revenues recorded during the second quarter of 2001. The decline in total net revenues for the third quarter 2001 compared to the second quarter of 2001 was due to a decrease in the third quarter of equipment sales, which totaled $0.9 million during the third quarter of 2001 compared to $2.8 million during the second quarter of 2001.

      Our net revenues from services for the three and nine months ended September 30, 2001, totaled $75.7 million and $225.1 million, increases of $12.8 million (or 20.3%) and $43.6 million (or 24.0%) from net revenues from services for the same periods in 2000. Net revenues from services totaled $75.1 million for the three months ended June 30, 2001. Our net revenues from services include net revenues from:

•	data and value added services, which include satellite and broadband data transmission services, systems integration and other information technology services and other value-added services

•	telephony, including local, national and international long-distance services

•	Internet, which is composed of our Internet backbone access and managed modem services to ISPs and other telecommunications providers, and related collocation and web hosting services that we provide through our advanced hosting facilities, and

•	carrier’s carrier services, which consist of our wholesale long-haul services to other telecommunications carriers (including revenue recognition from the sale of IRU capacity on our Broadband Network to, and our provision of switching and transportation of telecommunications traffic services for, such carriers), and related maintenance and collocation services to those carriers.

      In addition to net revenues from services, our total net revenues for the three and nine months ended September 30, 2001 included revenues from sales of equipment and Broadband Network development revenues. Revenues from equipment sales for the three and nine months ended September 30, 2001 totaled $0.9 million and $11.6 million, respectively, a $3.8 million (or 80.9%) decrease and a $1.9 million (or 19.9%) increase from the same periods in 2000. Revenues from Broadband Network development revenues for the three and nine months ended September 30, 2001 totaled zero and $7.2 million, respectively, compared to $43.1 million of such revenues for each of the three and the nine months ended September 30, 2000.

      Our Broadband Network development revenues for the first three quarters of 2000 related to our construction on behalf of affiliates of Global Crossing Ltd. of certain terrestrial segments connecting that company’s fiber optic cable system connecting South America with North America. Our Broadband Network development revenues for the nine months ended September 30, 2001 related to our construction of additional backhaul segments for Global Crossing’s fiber optic cable system and for a similar fiber optic cable system that was being developed by 360networks, Inc. These revenues were predominantly recorded during the first quarter of 2001 upon our delivery of the constructed segments to Global Crossing and 360networks. These amounts in 2001 include a total of $1.9 million recognized upon the delivery of certain segments to 360networks for which payment of $0.4 million has not been received to date. In June 2001, we terminated a series of contracts that we had signed with 360networks due to the latter’s payment default of its obligations under those contracts to us. For a description of this matter, refer to “Legal Proceedings” in Part II of this Quarterly Report on Form 10-Q. The cancellation of our contracts with 360networks in June 2001 has resulted in lower carriers’ carrier services revenues in Brazil during the third quarter of 2001.

      The following table shows our revenues from services by operating subsidiary for the periods indicated:

	Three Months Ended September 30			Nine Months Ended September 30

	2000	2001	% change(1)	2000	2001	% change(1)

	dollar amounts in thousands

IMPSAT Argentina	$28,062	$31,241	11.3%	$81,135	$91,121	12.3%

IMPSAT Colombia	12,974	15,472	19.3	40,084	46,229	15.3

IMPSAT Brazil	7,288	9,657	32.5	18,501	30,766	66.3

IMPSAT Venezuela	6,875	8,054	17.1	20,862	23,387	12.1

IMPSAT Ecuador	3,564	3,996	12.1	10,545	11,707	11.0

IMPSAT Mexico	1,014	903	(10.9)	2,697	3,053	13.2

IMPSAT Chile	406	1,983	388.4	631	5,520	774.8

IMPSAT Peru	125	1,782	1325.6	355	3,773	962.8

IMPSAT USA	7,157	9,066	26.7	18,893	27,714	46.7

Other	—	—	—	144	100	(30.6)

(1)	Increase (decrease) in relevant period in 2001 compared to corresponding period in 2000

      Growth in our net revenues from services resulted primarily from broadband, telephony and Internet services and from services to carriers. The growth in our net revenues from services has been adversely impacted during the prior two quarters by the continued adverse economic conditions in our most important markets in Argentina and Brazil. Argentina, which is in the midst of a four-year recession, is our largest market. Brazil, where we commenced operations in 1998, has been adversely affected by the economic difficulties faced by its neighbor Argentina and has experienced a significant devaluation of its currency against the U.S. dollar during the three and nine months ended September 30, 2001. The Argentine Government has recently announced plans to effect a restructuring of its external public indebtedness held by both domestic and foreign creditors. We do not expect any improvement in the overall macroeconomic situation in Argentina or Brazil in the near term.

      Our revenues from satellite services during the three and nine months ending September 30, 2001 declined in comparison to the corresponding periods in 2000 due to lower satellite-based services volume as we transferred telecommunications services to our Broadband Network, downward pressure on our prices because of competition and adverse economic conditions and to a limited number of customer cancellations or non-renewals. The following table shows our revenues from services by business lines (after elimination of intercompany transactions) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2000	2001	% change(1)	2000	2001	% change(1)

	(dollar amounts in thousands)

Data and value added services:

Broadband	$13,278	$21,955	65.3%	$35,900	$60,683	69.0%

Satellite	39,397	32,122	(18.5)	119,640	104,092	(13.0)

Other	671	2,365	252.5	1,675	4,631	176.5

Total	53,346	56,442	5.8	157,215	169,406	7.8

Telephony		3,405	—		6,564	—

Internet	9,556	11,612	21.5	24,229	34,458	42.2

Services to carriers	—	4,215	—	—	14,624	—

Total net revenues from services	$62,902	$75,674	20.3	$181,444	$225,052	24.0

(1)	Increase (decrease) in relevant period in 2001 compared to corresponding period in 2000.

      Our revenue from services growth for the first nine months of 2001 as compared to the prior year’s corresponding period was achieved principally because of an overall increase in the number of customers and scope of services we provided, offset in part by decreasing prices. Excluding fax store and forward customers, we had 3,047 customers at September 30, 2001, compared to 2,402 customers at September 30, 2000.

      The following table shows the evolution of our customer base for the periods indicated:

	September 30,	June 30,	September 30,
	2000	2001	2001

	number of customers			% change(1)	% change(2)

IMPSAT Argentina	1,024	1,202	1,162	13.5%	(3.3)%

IMPSAT Colombia	651	782	746	14.6	(4.6)

IMPSAT Brazil	168	360	378	125.0	5.0

IMPSAT Venezuela	225	288	291	29.3	1.0

IMPSAT Ecuador	196	253	259	32.1	2.4

IMPSAT Mexico	42	53	56	33.3	5.7

IMPSAT Chile	9	33	49	444.4	48.5

IMPSAT Peru	30	35	33	10.0	(5.7)

IMPSAT USA	57	73	73	28.1	0.0

Total	2,402	3,079	3,047	26.9	(1.0)

(1)	Increase as of September 30, 2001 compared to September 30, 2000.

(2)	Increase (decrease) as of September 30, 2001 compared to June 30, 2001.

      In the three months ended September 30, 2001, we lost a net total of 32 customers, a decrease of 1.0% from the period ended June 30, 2001, due to the adverse economic conditions in our principal markets during the first nine months of 2001. These conditions were most pronounced in Argentina, where we lost a net total of 40 customers during the third quarter of 2001. In addition, the economic recessions experienced in Argentina and Brazil have led us to reduce our customer expansion efforts in the small and medium customer segments as these customers have declined to commit to increased expenditures for their telecommunications needs pending their own assessments as to the expected length and severity of the current economic crises.

      Our net revenues at IMPSAT Argentina for the third quarter and first nine months of 2001 totaled $32.1 million and $96.0 million, a decrease of $32.7 million (or 50.5%) and $26.3 million (or 21.5%) from the same periods in 2000. The decrease in revenues as compared to the corresponding periods in 2000 relates to our recognition in the third quarter of 2000 of $32.3 million in Broadband Network development revenues upon delivery of telecommunications infrastructure to Global Crossing. Excluding Broadband Network development revenues and other equipment sales revenues, IMPSAT Argentina’s net revenues from services for the three and nine months ended September 30, 2001 totaled $31.2 million and $91.1 million, an increase of $3.2 million (or 11.3%) and $10.0 million (or 12.3%) from the same periods in 2000.

      IMPSAT Argentina’s revenue growth during the first nine months of 2001 has been adversely affected by the continued recession in Argentina. These difficulties became more pronounced during the second and third quarters of 2001 than in previous periods as questions concerning the ability of the Argentine Government to remain current in its external debt payments led to a decline in commercial confidence and activity and an increase in the cost of financing for Argentine companies. While the introduction of the Broadband Network in the fourth quarter of 2000 has enabled us to expand our range of services and attract additional sources of revenue, the ongoing severe economic downturn in Argentina has adversely affected many of our customers in that country and caused a small number of them to terminate their contracts with us, fail to renew their contracts, or reduce the amount of services contracted. We do not expect any significant improvement in the Argentine economy for the remainder of 2001 and believe that any continued decline in the Argentine economy could have an adverse effect on our revenues in Argentina. The Argentine Government has recently announced an intention to renegotiate on a voluntary basis its external public indebtedness and has stated that it will take additional steps to reduce its expenditures and balance its budget. A prolonged political or economic crisis in Argentina, our largest country of operation, could be expected to have an adverse effect on our revenues and operations. See “Government of Argentina Zero Deficit Law; Public Service Customers” for a description of certain steps taken to date by the Argentine Government to reduce its expenditures.

      IMPSAT Brazil’s results have been affected by the adverse economic situation in Brazil, including the devaluation of the Brazilian real against the U.S. dollar. As of September 30, 2001, the real had devalued against the U.S. dollar by 15.9% and 36.6%, compared to the exchange rate as of June 30, 2001 and December 31, 2000. The devaluation of the real caused IMPSAT Brazil’s net revenues in U.S. dollar terms to be lower than expected. In local currency terms, IMPSAT Brazil’s third quarter 2001 revenues from services decreased by 7.2% as compared to the second quarter of 2001. At December 31, 2000, the real traded at a rate of R$1.95 = $1.00. At September 30, 2001, the real traded at a rate of 2.67 = $1.00. See “— Net (Loss) Gain on Foreign Exchange” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” The devaluation of the real and the decline in growth in the Brazilian economy have been caused in part by the continued recession in Argentina, a key trading partner of Brazil, an energy crisis and rationing brought about by a continued period of drought that has affected Brazil’s hydroelectric generating capacity, a general aversion to emerging markets by foreign direct and financial investors and the overall decline in worldwide economic production. Unlike the other countries in which we operate, pursuant to Brazilian law our contracts for services in Brazil must be denominated in reais and may not be indexed or linked to the exchange rate between the real and the U.S. dollar, although they generally may include provision for inflation adjustments. As a result, continued devaluation of the real against the U.S. dollar would adversely affect our revenues from Brazil.

      In Colombia, after a period of declining revenues throughout 2000 due to the general deterioration in the Colombian economy, we recorded an increase in revenues during the first nine months of 2001 of 16.5% over the same period in 2000. We expect that our revenues in Colombia will stabilize at current levels throughout the remainder of 2001 and during 2002.

      Our operations in the United States showed improved results. IMPSAT USA’s revenues totaled $9.1 million and $27.8 million for the three and nine months ended September 30, 2001, an increase of $1.9 million (or 26.9%) and $8.9 million (or 47.0%) as compared to the same periods in 2000. This is primarily a result of increased network services and Internet backbone access services to multinational corporations with operations in Latin America.

      Direct Costs. Our direct costs for the three and nine months ended September 30, 2001 totaled $40.4 million and $129.7 million, a decrease of $21.4 million (or 34.6%) and an increase of $7.5 million (or 6.1%), compared to the same periods in 2000. The decrease in direct costs for the three months ended September 30, 2001 as compared to the corresponding period in 2000 relates to Broadband Network development costs and costs of sold equipment incurred during the third quarter of 2000.

      Of our total direct costs for the three and nine months ended September 30, 2001, $20.5 million and $58.6 million related to the operations of IMPSAT Argentina. This compares to $36.5 million and $66.0 million at IMPSAT Argentina for the same periods in 2000. Direct costs for IMPSAT Brazil totaled $25.9 million for the first nine months of 2001, compared to $17.5 million for the corresponding period in 2000.

      Excluding direct costs related to Broadband Network development and costs of sold equipment, our total direct costs for the three and nine months ended September 30, 2001 totaled $39.7 million and $118.1 million, an increase of $7.8 million (or 24.3%) and $30.4 million (or 34.7%), compared to the same periods in 2000. Direct costs for the second quarter of 2001, excluding Broadband Network development costs and costs of sold equipment, were $39.7 million. Excluding direct costs relating to the Broadband Network development and costs of sold equipment, for the third quarter and first nine months of 2001, $19.7 million and $54.4 million of our direct costs related to the operations of IMPSAT Argentina, and $7.2 million and $23.9 million related to the operations of IMPSAT Brazil. This compares to $14.2 million and $39.4 million at IMPSAT Argentina and $6.7 million and $17.2 million at IMPSAT Brazil for the same periods in 2000.

      Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

      (1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the three and nine months ended September 30, 2001, our contracted services costs totaled $10.2 million and $30.1 million, an increase of $2.8 million (or 37.7%) and $9.5 million (or 45.9%) from the same periods in 2000. Of this amount, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $6.7 million and $19.5 million for the three and nine months ended September 30, 2001, compared to $4.7 million and $12.0 million during the same periods in 2000. Our maintenance costs increased because we had more infrastructure, including the Broadband Network. Installation costs totaled $3.4 million and $10.6 million for the three and nine months ended September 30, 2001, compared to $2.7 million and $8.6 million for the same periods in 2000.

      (2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to third-party sales representatives; and our provision for doubtful accounts.

      Sales commissions paid to third-party sales representatives for the three and nine months ended September 30, 2001 totaled $2.1 million and $6.0 million, compared to $2.1 million and $6.2 million for the corresponding periods in 2000. The majority of these commissions related to customers of IMPSAT Argentina.

      We recorded a net provision for doubtful accounts of $2.7 million and $6.9 million for the three and nine months ended September 30, 2001, compared to a net recovery totaling $0.2 million (because during the third quarter of 2000, we obtained payment of certain past due receivables in Argentina and Colombia) and a net provision of $2.9 million for the same periods in the previous year. At September 30, 2001, approximately 31.9% of our gross trade accounts receivable were past due more than six months compared to 29.0% for the same period in 2000. At the same date, our allowance for doubtful accounts covered approximately 70.5% of our gross trade accounts receivable past due more than six months. The average days in quarterly gross trade accounts receivable increased from 108 at June 30, 2001 to 111 at September 30, 2001. At September 30, 2000, average days of gross trade accounts receivable equaled 73.

      Our provision for doubtful accounts during the third quarter of 2001 does not provide for any impact that the “zero deficit” law passed by the Government of Argentina in July 2001 might have on our public sector customers in Argentina. We have maintained our general provisioning policy, which calls for a provision of 100% of all amounts past due 180 days or more unless we have specific reasons to expect that payment will be received from a delinquent client, in respect of our accounts receivable from our Argentine public sector customers. Absent future developments, we intend to continue this provisioning policy in respect of such accounts. See “Government of Argentina Zero Deficit Law; Public Service Customers” for a description of our Argentine public sector accounts receivable and the treatment that has been applied to certain of those receivables.

      (3) Leased Capacity. Our leased capacity costs for the three and nine months ended September 30, 2001 totaled $21.9 million and $67.2 million, which represented an increase of $1.2 million (or 5.9%) and $15.0 million (or 28.8%) from the corresponding periods in 2000. Our leased capacity costs for the three months ended September 30, 2001, declined by $1.6 million (or 6.8%) compared to such costs for the three months ended June 30, 2001.

      Our leased capacity costs for satellite capacity for the three and nine months ended September 30, 2001 totaled $10.2 million and $30.9 million, a decrease of $0.4 million (or 4.2%) and an increase of $2.8 million (or 9.9%), from the corresponding periods in 2000. Leased satellite capacity costs declined in Argentina during the third quarter of 2001 as compared to the same period in 2000, in part due to our transitioning customers from satellite-based solutions onto the Broadband Network. Our satellite capacity costs increased principally in Venezuela and the United States, where we increased our satellite capacity to satisfy customer needs. Certain of our satellite capacity leases are scheduled to terminate during the last quarter of 2001. We anticipate that we may renew or replace these terminated contracts. We had approximately 908 MHz of leased satellite capacity at September 30, 2001 and 1,099 MHz at September 30, 2000.

      Our costs for dedicated leased capacity on third-party fiber optic networks totaled $27.7 million for the first nine months of 2001, an increase of $6.1 million (or 28.2%) from the corresponding period in 2000. These costs were incurred principally in Argentina, Brazil and the United States. Prior to the implementation of our Broadband Network, we incurred these higher costs of leased fiber optic capacity in Argentina and Brazil due to the continued demand by our customers in those countries for greater bandwidth and, in the United States, due to the expansion of our Internet service offerings where we provide a link between Latin America and the U.S. Internet backbone. Although we are transferring increasing amounts of our telecommunications traffic to the Broadband Network as we migrate our customers to our Broadband Network, we will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services. We believe that our leased fiber optic capacity costs will decrease slightly during the remainder of 2001 and for 2002.

      In connection with certain new services which we are offering as a result of the implementation of our Broadband Network and the effectiveness of our license in Argentina to provide domestic and international long distance services, we also incur costs for interconnection and telephony termination costs and frequency rights. These costs totaled $2.9 million and $8.6 million during the three and nine months ended September 30, 2001 as compared to $0.8 million and $2.4 million for the same periods in 2000.

      (4) Costs of Equipment Sold and Broadband Network Development. In the three and nine months ended September 30, 2001, we incurred costs of equipment sold of $0.7 million and $8.2 million, compared to costs of equipment sold of $4.5 million and $9.1 million for the corresponding periods in 2000. During these same periods in 2001, we incurred Broadband Network development costs of zero and $3.3 million, compared to $25.4 million in each of the corresponding periods in 2000.

      Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2001 totaled $20.8 million and $64.9 million, an increase of $4.7 million (or 29.4%) and $18.7 million (or 40.3%), from the same periods in 2000. Salaries and wages for the third quarter of 2001 declined by $1.1 million as compared to such costs in the second quarter of 2001.

      IMPSAT Argentina incurred salaries and wages for the three and nine months ended September 30, 2001 totaling $9.6 million and $27.7 million, an increase of $2.8 million (or 40.4%) and $8.2 million (or 41.7%) over the same periods in 2000. IMPSAT Argentina had 349 employees as of September 30, 2001 as compared to 463 employees as of September 30, 2000. During the third quarter of 2001, IMPSAT Argentina decreased its workforce by a net total of 74 persons. IMPSAT Brazil incurred salaries and wages for the three and nine months ended September 30, 2001 of $3.5 million and $12.8 million, a decrease of $0.1 million (or 2.2%) and an increase of $4.8 million (or 59.9%) over the same periods in 2000. IMPSAT Brazil decreased its number of employees to 339 persons at September 30, 2001, compared to 390 persons at September 30, 2000 and 387 persons at June 30, 2001. In addition to our reduced employee headcount, the decrease in salaries and wages at IMPSAT Brazil is in part related to the devaluation of the real against the U.S. dollar, which resulted in a decrease in U.S. dollar terms of our salaries and wages expense in Brazil.

      As a result of the adverse economic conditions experienced in Argentina, Brazil and elsewhere in Latin America and as part of cost-control measures implemented by management following the end of the first quarter of 2001, we have decreased the total net number of employees by 189 people compared to our employee headcount at the end of the second quarter of 2001. Our number of employees fell from 1,611 at September 30, 2000 to 1,401 at September 30, 2001. In connection with these layoffs, our salaries and wages for the third quarter of 2001 include one-time severance payments totaling approximately $2.3 million, of which severance payments at IMPSAT Argentina totaled $1.6 million. Management expects that the reduction in headcount will result in savings of approximately $0.9 million per month during the remainder of 2001. Management expects to continue to monitor the size of its total workforce and to make appropriate adjustments as required by financial and competitive circumstances.

      Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, telephone and energy expenses

      We incurred SG&A expenses of $12.3 million and $41.7 million for the three and nine months ended September 30, 2001. These SG&A expenses represented a decrease of $1.6 million (or 11.3%) and an increase of $3.4 million (or 9.0%), from the three and nine months ended September 30, 2000. Our SG&A expenses for the third quarter of 2001 declined by $2.5 million (or 17.1%) as compared to the second quarter of 2001, due, in part, to a decrease in our publicity and promotion costs and to the positive effects of the devaluation of the real against the U.S. dollar, which decreased the dollar value of our SG&A expenses incurred in Brazil. SG&A expenses at IMPSAT Argentina for the three and nine months ended September 30, 2001 totaled $4.6 million and $15.6 million, decreases of $0.8 million (or 14.2%) and $2.3 million (or 13.0%), from SG&A expenses incurred by IMPSAT Argentina for the three and nine months ended September 30, 2000. Management intends to take efforts throughout the remainder of 2001 to further control or reduce SG&A expenses.

      Depreciation and Amortization. Our depreciation and amortization expenses for the three and nine months ended September 30, 2001 totaled $32.9 million and $92.6 million. This represents an increase of $11.9 million (or 57.0%) and $30.8 million (or 49.9%), compared to our depreciation and amortization for the three and nine months ended September 30, 2000. The increase in our depreciation and amortization expense reflects the continued growth in our asset base. We expect these expenses to increase in future periods.

      Depreciation and amortization for IMPSAT Argentina for the three and nine months ended September 30, 2001, totaled $15.0 million and $40.8 million. This represents an increase of $6.1 million (or 68.3%) and $14.4 million (or 54.8%), compared to IMPSAT Argentina’s depreciation and amortization for the three and nine months ended September 30, 2000.

      Provision for Asset Impairment. During the three months ended September 30, 2001, in connection with the Company’s ongoing review of its business plan, cash flow and liquidity position, and the economic environment in Latin America, the Company determined that its long-lived assets primarily related to its telecommunication infrastructure were likely impaired. The Company calculated the present value of expected cash flows of its operating subsidiaries to determine the fair value of its telecommunication infrastructure. Accordingly, in the three months ended September 30, 2001, the Company recorded a non-cash impairment charge of $234.6 million. This charge included approximately $98.3 million for IMPSAT Argentina, $24.7 million for IMPSAT Brazil and $28.9 million for all other countries. In addition, the charge also included approximately $82.7 million for a write-down of the value of goodwill generated by the acquisition of certain minority interest in the operating subsidiaries. The Company recorded this impairment reserve based on internal estimates of fair value and not independent valuations of its telecommunication infrastructure. The Company will engage a third party asset valuation firm to conduct such an appraisal during the fourth quarter of 2001. The impairment reserve recorded will be adjusted and allocated to specific assets based on the results of such appraisal.

      Interest Expense, Net. Our net interest expense for the three months ended September 30, 2001 totaled $34.1 million, consisting of interest expense of $35.8 million and interest income of $1.7 million. Our net interest expense for the nine months ended September 30, 2001 totaled $96.2 million, consisting of interest expense of $106.0 million and interest income of $9.8 million. At September 30, 2001, we had cash, cash equivalents and other short-term trading investments of $81.1 million. Our net interest expense increased $11.9 million (or 53.4%) and $36.6 million (or 61.6%) for the three and nine months ended September 30, 2001 from net interest expense for the same periods in 2000. Our interest income has declined as we have utilized our cash and trading investments in connection with our capital expenditures and general corporate purposes.

      For the three and nine months ended September 30, 2001 IMPSAT Argentina’s net interest expense totaled $5.3 million and $16.0 million, compared to $2.7 million and $7.9 million for the corresponding periods in 2000.

      Our total indebtedness as of September 30, 2001 was $992.3 million as compared to $899.2 million as of September 30, 2000. As of September 30, 2001, total outstanding indebtedness at IMPSAT Argentina totaled $165.8 million ($165.1 million after eliminating intercompany items), compared to $135.3 million ($120.5 million after eliminating intercompany items) as of September 30, 2000.

      Net Loss on Foreign Exchange. We recorded net losses on foreign exchange for the three and nine months ended September 30, 2001 of $26.1 million and $50.3 million, compared to net losses of $2.3 million and $1.5 million for the same periods in 2000. The increase in our losses on foreign exchange was primarily due to the devaluation of the Brazilian real against the U.S. Dollar during the first nine months of 2001. At December 31, 2000, the real traded at a rate of R$1.95 = $1.00. At September 30, 2001, the real traded at a rate of R$2.67 = $1.00. The net losses on foreign exchange reflect the effect of the devaluation of the real against the U.S. dollar on the book value of our monetary assets in Brazil, including the primarily dollar-denominated debt of IMPSAT Brazil under the Nortel vendor financing agreement.

      Recognition of Other-than-temporary Decline in Value. We recorded a one-time loss of $19.5 million for the three and nine months ended September 30, 2001 relating to the decline in value of our shares of common stock of Claxson Interactive Group Inc., an integrated media company with operations in Latin America (the “Claxson Shares”). This loss relating to our write down of our investment in the Claxson Shares was recorded because we had determined that, in accordance with the requirements under Statement of Financial Accounting Standard (SFAS) 115, the Claxson Shares had experienced an other than temporary decline in value. Our Claxson Shares, which had a market value of $2.0 million at September 30, 2001, were initially acquired in the fourth quarter of 1999 for a cost of $21.5 million.

      Benefit From (Provision for) Foreign Income Taxes. For the three and nine months ended September 30, 2001, we recorded a benefit for foreign income taxes of $0.1 million and a provision for foreign income taxes $26.4 million, compared to a benefit for foreign income taxes of $0.2 million and a provision for foreign income taxes $0.9 million for the corresponding periods in 2000. The increase in the provision for foreign income taxes was a result of a valuation allowance made in the second quarter of 2000 totaling approximately $25.5 million that was required to be recorded because it is not clear that utilization of tax benefits resulting from operating losses and other temporary differences are “more likely than not” to be realized, as stipulated by SFAS 109.

      Net Loss Attributable to Common Stockholders. For the three and nine months ended September 30, 2001, we incurred a net loss attributable to common stockholders of $344.4 million and $512.3 million, an increase of $317.7 million (or 1,191.7%) and $416.7 million (or 436.1%) for same periods in 2000. The increase in our net loss attributable to common stockholders was principally due to our recording in the third quarter of 2001 of the non-cash impairment charge discussed above, and an increase in net interest expense due to higher average outstanding indebtedness.

Liquidity and Capital Resources

      At September 30, 2001, we had total cash, cash equivalents and short-term trading investments of $81.1 million and our total indebtedness was $992.3 million, of which $77.0 million represented short-term debt and the current portion of our long-term debt. We currently face significant near-term cash flow and liquidity problems. Our capital requirements under our business plan for fiscal year 2001 are greater than available capital resources, and, as discussed further below, our cash flows and liquidity are insufficient to satisfy all of our obligations beyond the end of 2001. In particular, the payment default by 360networks during the second quarter of its contracts with us for the provision of IRU dark fiber and capacity services and backhaul construction services and the subsequent termination of those contracts will result in our receipt of $77.4 million less than anticipated during the remainder of 2001. See “Part II, Item 1. Legal Proceedings” for a description of the status and background of our contracts with 360networks. Although Management has and is taking action to attempt to reduce expenditures relating to the 360networks contracts and utilize the network assets that were to be provided to 360networks, it will not be possible in the short-term to replace the cash inflows contemplated by the termination of 360networks contracts and the nonpayment by 360networks of the amounts originally scheduled to be paid to us during 2001.

      The Company has no material working capital or other credit facility under which it may borrow for working capital or other general corporate purposes. The Company is not generating sufficient revenue to fund its operations and to repay its principal and interest obligations under its 12 1/8% Senior Guaranteed Notes due 2003, 13 3/4% Senior Notes due 2005 and 12 3/8% Senior Notes due 2008 (collectively, the “Senior Notes”) and its vendor financing obligations with Nortel Networks Limited and Lucent Technologies Inc. (collectively, the “Broadband Network Vendor Financing Agreements”) that will be due and payable in the short term.

      The Company believes that is unlikely to be able to obtain future debt or equity financing on acceptable terms, or at all. The securities markets are currently not available to the Company. The Company may therefore be required to restructure its balance sheet. It is unlikely that the Company could obtain additional financing without effecting such restructuring. The Company has commenced negotiations with representatives of the holders of its Senior Notes and with the creditors under the Broadband Network Vendor Financing Agreements and has retained Houlihan Lokey Howard & Zukin Capital to assist it in connection with those negotiations and the restructuring of its financial obligations and balance sheet. There is no assurance that the Company will be able to successfully restructure its balance sheet on terms acceptable to it, or at all. If the Company is unable to restructure its balance sheet, generate sufficient cash flow and obtain additional financing, the Company likely will be unable to fund its operating requirements and meet its debt obligations as they come due. In such an event, the Company will be in default on such obligations, which, in turn, could force the Company to file for protection under the federal bankruptcy laws.

      In particular, our financial difficulties have led to non-compliance with certain covenant requirements and payment provisions under our vendor financing agreements with Nortel and Lucent. On October 25, 2001, we obtained a waiver of covenant defaults and an extension from these lenders from scheduled principal and interest payments under the Broadband Network Vendor Financing Agreements totaling $36.3 million that were due on that date. The waiver is valid through November 25, 2001. There can be no assurance that these lenders will be willing to extend any forbearance period beyond November 25, 2001. In the absence of such an extension of the forbearance period, it is unlikely that we will be able to comply with our obligations to make the scheduled payments. In such an event, Nortel and Lucent could demand that all amounts outstanding under such facilities, including accrued interest, become immediately due and payable. As of September 30, 2001, our outstanding balance under the Broadband Network Vendor Financing Agreements totaled $261.4 million. A demand for immediate payment of such outstanding amounts, if such demand were not rescinded, annulled or otherwise timely cured, would constitute an event of default, and could result in a payment acceleration of all outstanding amounts, under our Senior Notes, which total $650 million in the aggregate. In such an event, the Company would be forced to seek protection under the United States Bankruptcy Code.

      As we continue to seek agreement with the holders of the Senior Notes and the creditors under the Broadband Network Vendor Financing Agreements regarding the restructuring of those obligations, we are closely monitoring the level of cash payments and commitments. We have begun to take actions to substantially reduce our commitments requiring cash payments in the remainder of 2001.

      We have recently completed the long-haul link of the Broadband Network between the cities of Curitiba and Porto Alegre in Brazil and the city of Parana in Argentina. The new link connects with the Broadband Network that was deployed in Argentina, Brazil and Chile and results in the creation of a fully integrated terrestrial fiber optic network connecting Santiago, Chile; Buenos Aires, Argentina; and São Paulo and Rio de Janeiro, Brazil with points in between.

      Due to the continued adverse macroeconomic conditions in Argentina and Brazil and to the termination of certain contracts with a subsidiary of 360networks, Inc. (see “Part II, Item 1. Legal Proceedings”), we have reduced our capital expenditures budget. Our capital expenditures budget for the fourth quarter of 2001 (including amounts already spent to date) totals approximately $15.0 million. We will continue to monitor our needs for capital expenditures against the anticipated demand for telecommunications services among our customers and will make our capital expenditures largely in response to customer demand for services.

      As set forth in our consolidated statement of cash flows, our operating activities used $95.5 million of net cash flow during the first nine months of 2001, compared to $13.5 million generated during the same period in

2000. The decrease in cash flow from operating activities in the first nine months of 2001 compared to the corresponding period in 2000 was primarily attributable to an increase in our net loss.

      Financing activities utilized $5.1 million in net cash for the first nine months of 2001, compared with $471.6 million provided for the same period in 2000. For the first nine months of 2001, net cash flow from investing activities (including a decrease in our trading investments) generated $98.7 million, compared to $465.4 million used during the corresponding period in 2000. We have used $29.2 million in non-cash investing and financing activities related to the development of the Broadband Network for the first nine months of 2001, principally as a result of disbursements under the Broadband Network Vendor Financing Agreements with Nortel.

      At September 30, 2001, we had leased satellite capacity with total annual rental commitments of approximately $28.3 million through the year 2005. At the same date, we had commitments to purchase telecommunications and data center equipment amounting to approximately $9.8 million. We also have commitments of approximately $63.9 million with respect to purchases of IRUs for undersea submarine fiber optic capacity with which we intend to link our telecommunications networks in our countries of operation with and among each other and other parts of the World. Furthermore, we had leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate. We had committed to long term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, and the United States for approximately $16.8 million per year through 2005. The remainder of the leases are typically under one-year contracts, the early cancellation of which is subject to a fee.

Government of Argentina Zero-Deficit Law; Public Sector Customers

      On July 30, 2001, the Argentine Government passed a “zero deficit” law under which the Federal Government would only make payments, including transfers to the Argentine Provinces, equal to the actual revenue received by the Government. The zero-deficit law was enacted against pressure within the international capital markets that the Argentine Government might be unable to make payments on its international debt. The zero-deficit law could result in reductions or delays of payments by the Argentine Government to its surplus and creditors. To date, no regulations have been passed or announced to clarify the means by which the Argentine Government intends to implement the zero-deficit law nor have the various Provinces formally announced how they would propose to implement their own mechanisms to take into account the anticipated lower receipts from the Federal Government.

      Upon the enactment of the zero-deficit law, it was expected that at least certain Provinces will make partial payment of their trade and other credits in negotiable instruments, for which a discounted secondary market was expected to develop. During October 2001, the Government of the Province of Buenos Aires in Argentina paid the Company $2.8 million on account of telecommunications services previously provided to the Province by the Company. Of the total amount paid, $0.8 million was made in Patacones, which are short-term negotiable bonds issued by the Province of Buenos Aires in response to the zero deficit law, and $1.9 million was made in longer term bonds issued by the Province of Buenos Aires. Several Argentine businesses and banks have begun to accept Patacones as a medium for the settlement of financial transactions, and we have not discounted the face amount of such Patacones as an allowance for doubtful accounts. The provincial bonds, which are dollar-denominated, accrue interest at an annual rate of 6%, payable semi-annually each January and July, commencing January 2002. The principal amount of the Provincial bonds is payable in a single installment in July 2004. With respect the Provincial bonds, no secondary market has developed to date and a secondary market value of these bonds has not been established. As a result, we have recorded these bonds at 100% of their face value as “Other non-current assets” on our balance sheet. We will continue to monitor developments regarding the secondary market value of the Provincial bonds and to make appropriate adjustments to our financial statements.

      The Company provides telecommunications services in Argentina to a number of public sector entities that will be impacted by the zero-deficit law, including the Banco de la Nacion Argentina, the National Border Police and the National Social Security Administration. In total, 3.0% of the Company’s total revenues for the three months ended September 30, 2001 were attributable to Argentine public sector entities that are expected to be affected by the zero-deficit law. The Company, along with all other companies providing goods and services to the Argentine public sector, is unable at this time to estimate the potential effect of the zero-deficit law on its financial results. As the law is implemented and as the financial results of the Argentine Government are reported, the Company will take appropriate actions to record the effect of the law on its financial situation. The Company may decline to provide services to particular public sector customers if the terms of payment for such customers become uneconomic.

Argentine Government Debt Restructuring

      At the beginning of November 2001, the Argentine Government announced that it would attempt to restructure its existing external public indebtedness with its Argentine and international creditors in order to obtain interest savings and relief from principal repayments in the next several years. The restructuring or default by the Argentine Government of its external public indebtedness may have an adverse effect on the Argentine economy and on the availability of capital flows to companies headquartered or operating in Argentina. In addition, the failure of the Argentine Government to successfully restructure its indebtedness could have an adverse effect on the Argentine economy, including increasing pressure on the Argentine Government to devalue the Argentine peso against the U.S. dollar. Such a devaluation would make it more difficult for Argentine companies to service their commercial and financial obligations due in U.S. dollars or tied to the U.S. dollar. Any of the foregoing events and a continuation of the Argentine recession would have a material adverse effect on our business, results of operations, financial condition, ability to make payments on our indebtedness and on the market price of our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The sections below highlight our exposure to interest rate and foreign exchange rate risks and changes in the market values of our investment in equity securities. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at September 30, 2001 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during year 2001. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

      We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. Our floating rate indebtedness has increased as we have drawn down commitments under our vendor financing agreements to cover capital expenditures, including the Broadband Network. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk.

	Expected Maturity Date
								Fair
September 30	2001	2002	2003	2004	2005	Thereafter	Total	Value

Senior Notes (fixed rate)	—	—	$125,000	—	$300,000	$225,000	$650,000	$289,000

Avg. interest rate	—	—	12.13%	—	13.75%	12.38%	12.96%

Term Notes (fixed rate)	$18,780	$7,623	$14,465	$10,882	$4,701	$900	$57,351	$57,351

Avg. interest rate	9.81%	9.81%	9.81%	9.81%	9.81%	9.81%	9.81%

Vendor Financing (variable rate)	$49,539	$39,027	$53,094	$51,947	$47,584	$35,138	$276,329	$276,329

Avg. interest rate	8.05%	8.05%	8.05%	8.05%	8.05%	8.05%	8.05%

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

      Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. Pursuant to these Brazilian legal requirements, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. Changes in the consumer price index may lag or be lower than changes in the exchange rate between Brazil real and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of the Brazilian real against the U.S. dollar. Our expansion in Brazil, including our development of the Broadband Network in Brazil, has, and will continue to, increase our exposure to exchange rate risks. Revenues from services from our Brazilian operations for the first nine months of each of 2000 and 2001 represented approximately 10.2% and 13.7% of our total net revenues from services for such periods. However, this proportion can be expected to increase significantly in future periods in connection with the progression of our operations in Brazil and the development of the Broadband Network. At September 30, 2001, the real traded at a rate of R$2.67 = $1.00.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

      IPO Allocations Class Action. On November 1, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and the underwriters who handled our initial public offering of common stock in February 2000 (the “IPO”). Although neither the Company nor the individual defendants have yet been served with the complaint, the complaint was filed purportedly on behalf of persons who purchased our common stock between February 1, 2000 and December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, mainly based on the assertion that there was undisclosed compensation received by our underwriters in connection with the IPO. Although only one case has been filed so far, we expect other cases to be filed and anticipate that these cases will be consolidated into a single class action. We believe that we and the individual defendants have meritorious defenses to the claims made in the complaint and intend to vigorously contest the lawsuit.

      360networks, Inc. During June 2001, we terminated a series of contracts which we had signed in the first quarter of 2001 with 360americas network (Bermuda) ltd. and its subsidiaries (collectively, “360americas”), a subsidiary of 360networks, Inc., to construct and provide IRU dark fiber, capacity services and conduit to 360americas over the Broadband Network in Argentina and Brazil, including the new Argentina-Brazil link that we are currently constructing, as a result of the breach by 360americas of its payment obligations under those contracts. Between March and May 2001, we made available segments of the IRU dark fiber and capacity services to 360americas for acceptance, but 360americas failed to make certain payments as required by our contracts with them. 360americas also failed to make certain payments for collocation space in our telehouses in Sao Paulo and Rio de Janeiro, Brazil and Buenos Aires, Argentina, and we terminated those contracts as well. We have also terminated a contract with 360americas for collocation space in Caracas, Venezuela, also for payment default by 360americas.

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

      During the pendency of the arbitration and litigation proceedings, we will continue to include as Deferred Revenues on our balance sheet the amount received from 360americas as downpayments under the terminated contracts, after deducting amounts that were due and payable at the time of the termination of the 360americas contracts. As of September 30, 2001, the balance of such Deferred Revenues was $22.6 million.

Item 2.  Changes in Securities

      Not applicable.

Item 3.  Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders

      Not applicable.

Item 5.  Other Information

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)(1)

Exhibit Index:

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed on January 14, 2000 as Exhibit No. 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed on January 14, 2000 as Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.1	Indenture for the Notes, dated as of February 16, 2000, among the Company, The Bank of New York, as Trustee and Banque Internationale a Luxembourg (including form of Note) (filed on March 10, 2000 as an exhibit to the Company’s 1999 Annual Report on Form 10K and incorporated herein by reference).
4.2	Indenture for the Notes, dated as of June 17, 1998, between the Company and The Bank of New York, as Trustee (including form of Note) (filed on July 21, 1998 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-59469) and incorporated herein by reference).
4.3	Securityholders Agreement dated as of March 19, 1998, among Nevasa Holdings, the Morgan Stanley investors and certain other parties (filed on April 15, 1998, as an exhibit to the Company’s Annual Report on Form 10-K for 1997 and incorporated herein by reference).
4.4	Supplemental Indenture dated as of May 13, 1997 among IMPSAT Corporation, IMPSAT S.A. and The Bank of New York (filed on April 15, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for 1997 and incorporated herein by reference).
4.5	Indenture dated as of July 31, 1996, among the Company, IMPSAT Argentina as Guarantor and the Bank of New York as Trustee (including form of Note) (filed on November 20, 1996 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-12977) and incorporated herein by reference).
4.6	Shareholders Agreement dated as of March 10, 1999 (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.7	Specimen Stock Certificate (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.8	Form of Stockholder Rights Plan Agreement between the Company and The Bank of New York, as Rights Agent (filed on June 21, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).

Exhibit
No.	Description

4.9	Certificate of Designations dated as of June 7, 2000 (filed on June 21, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).
9.1	1998 Stock Option Plan (filed on March 31, 1999 as an exhibit to the Company’s 1998 Annual Report on Form 10-K and incorporated herein by reference).
9.2	1999 Stock Option Plan (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.1†	Global Crossing Framework Agreement (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.2†	Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (Rio de Janeiro), dated as of February 17, 2000 (filed on April 17, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.2: Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (São Paolo), dated as of February 17, 2000.
10.3†	Turnkey Project Agreement between IMPSAT Argentina and Nortel (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.4†	TAC Turnkey Construction and IRU Agreement among IMPSAT Argentina, IMPSAT Chile and South American Crossing Ltd. (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.5†	Capacity Commitment Agreement dated as of November 10, 2000, between South American Crossing Ltd. and IMPSAT Fiber Networks, Inc. (filed on March 30, 2001, as an exhibit to the Company’s Annual Report on Form 10-K for 2000 and incorporated herein by reference).
10.6†	Capacity Purchase Agreement dated as of November 10, 2000, between Global Crossing Bandwidth, Inc. and International Satellite Communication Holding Ltd. (filed on March 30, 2001, as an exhibit to the Company’s Annual Report on Form 10-K for 2000 and incorporated herein by reference).
10.7†	Capacity IRU Agreement dated as of February 15, 2001, by and between 360americas network (Bermuda) ltd. and IMPSAT Fiber Networks, Inc.
10.8†	IRU Fiber Agreement (Argentina) dated as of February 15, 2001, by and between IMPSAT S.A. (Argentina) and 360networks de Argentina S.R.L. (filed on March 30, 2001 as an exhibit to the Company’s 2000 Annual Report on Form 10K and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.9: IRU Fiber Agreement (Brazil) dated as of February 15, 2001, by and between Impsat Comunicações Ltda. and 360networks do Brasil Ltda..
10.9†	Service Agreement dated as of February 15, 2001, by and between Impsat Comunicações Ltda. and 360networks do Brasil Ltda. (filed on March 30, 2001 as an exhibit to the Company’s 2000 Annual Report on Form 10K and incorporated herein by reference).
10.10	Master Loan Agreement dated as of June 6, 2001 among Harris Canada, Inc. and the Company, IMPSAT Argentina, IMPSAT Brazil, IMPSAT Colombia, IMPSAT Ecuador, and IMPSAT Venezuela (filed on August 16, 2001 as an Exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference).

Exhibit
No.	Description

10.11	Amended and Restated Financing Agreement between IMPSAT Argentina and Nortel (filed on August 16, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.11: Amended and Restated Financing Agreement between IMPSAT Brazil and Nortel.
21.1	List of subsidiaries of the registrants (incorporated by reference to the “Business — General” section of the Company’s Annual Report on Form 10-K for 2000 and incorporated herein by reference).
24.1	Power of Attorney (included on the signature page hereto).

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.

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

Guillermo Jofré
Vice President, Finance and
Chief Financial Officer

Date: November 19, 2001

IMPSAT S.A.

By:	/s/ JOSÉ TORRES

José Torres
Director and
Chief Accounting Officer

Date: November 19, 2001