Form 10-K
period 2001-12-31
IMPSAT FIBER NETWORKS INC
filed 2002-04-15
CIK 1022329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      State the aggregate market value of the voting stock held by non-affiliates of the registrants.

      The aggregate market value of voting stock held by non-affiliates of IMPSAT Fiber Networks, Inc. based on the closing price at which stock was sold on the Nasdaq National Market on March 28, 2002, was approximately $7.9 million. As of March 28, 2002, IMPSAT Fiber Networks, Inc. had 91,428,570 shares of common stock, $0.01 par value, outstanding.

Outlook and Uncertainties

      Certain information in this Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology. Although IMPSAT Fiber Networks, Inc. believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

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

CERTAIN CONSIDERATIONS

      In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating IMPSAT and its business because such factors currently may have a significant impact on IMPSAT’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K and the risks discussed in IMPSAT’s other Securities and Exchange Commission (“SEC”) filings, actual results could differ materially from those projected in any forward-looking statements.

We have defaulted on our indebtedness and could face liquidation

      We are in default under the majority of our long-term indebtedness. We have failed to make semi-annual interest payments on

•	our $125 million 12-1/8% Senior Guaranteed Notes due 2003 (“Notes due 2003”), which was due on January 15, 2002

•	our $300 million 13-3/4% senior notes due 2005 (“Notes due 2005”), which was due on February 15, 2002, and

•	our $225 million 12-3/8% senior notes due 2008 (the “Notes due 2008” also, collectively with the preceding, “senior notes”), which was due on December 15, 2001

      We are also in default under our vendor financing agreements with Lucent Technologies Inc. and Nortel Networks Limited for the development of our pan-Latin American broadband fiber optic network (which we call our “Broadband Network”). We have failed to make principal and interest payments on these Broadband Network vendor financing agreements (which we call our “Broadband Network Vendor Financing Agreements”) in an amount totaling $48.4 million. As of March 31, 2002, our indebtedness under the senior notes and the Broadband Network Vendor Financing Agreements had an aggregate outstanding principal balance of $650.0 million, and $261.1 million, respectively. The defaults under our senior notes and Broadband Network Vendor Financing Agreements give holders of certain of our other indebtedness the right to declare us in default and seek the immediate payment of such other indebtedness. As a result of these defaults, in accordance with U.S. GAAP, we have reclassified an aggregate of $865.1 million of such long-term indebtedness as short-term indebtedness.

      We are currently negotiating with the holders of our senior notes and the Broadband Network Vendor Financing Agreements as to a proposed plan to restructure our balance sheet. On March 18, 2002, we announced that we had reached a non-binding agreement in principle with certain of our creditors on this restructuring plan, which contemplates our filing a plan of reorganization implementing the terms of a restructuring of our equity and debt in a case filed under chapter 11 of the U.S. Bankruptcy Code. For a description of the proposed terms of the plan of reorganization, see “Management’s Discussion And Analysis of Financial Condition and Results of Operations — Overview — Financial Restructuring.”

      Currently, we have not filed a chapter 11 plan of reorganization under the U.S. Bankruptcy Code. There can be no assurances that we will be able to complete this filing or, if we do, that any plan of reorganization will be approved by the Bankruptcy Court. If we are unable to timely file for protection under chapter 11 of the Bankruptcy Code or obtain confirmation of a plan of reorganization, our creditors may seek other alternatives for our company, including accepting bids for our company or parts thereof through an auction process or forcing us into a liquidation proceeding.

We have substantial debt and we may lack financial resources to meet our obligations or support our business and operations

      At December 31, 2001, we had total consolidated indebtedness of $990.6 million. Our high level of indebtedness has important consequences for our business, operating results and financial condition, including:

•	making it difficult for us to obtain future financing

•	limiting our ability to react to changes in the marketplace

•	requiring our allocation of a substantial portion of our operating cash flows in making principal and interest payments

•	placing us at a competitive disadvantage in the future because we are more indebted than a number of our competitors

      Our significant indebtedness has a material adverse effect on our business, results of operations and financial condition.

      As discussed below in “— We have been engaged in negotiations with representatives of the holders of our senior notes and with vendor financing creditors...”, the proposed restructuring of our financing obligations and balance sheet, if successfully completed, should deleverage our operations and reduce long term debt. If we are unable to restructure our balance sheet, obtain additional financing and achieve and sustain profitability, we will be unable to fund our operating requirements and meet our debt obligations as they come due.

We have been engaged in negotiations with representatives of holders of our senior notes and with vendor financing creditors regarding the terms of a reorganization of our financial obligations

      As previously announced, we have been engaged in negotiations, regarding the terms of a proposed restructuring of our financial obligations and balance sheet, with certain holders of our senior notes and the creditors under our Broadband Network Vendor Financing Agreements. We have retained an investment bank, Houlihan, Lokey, Howard, & Zukin Capital, to assist us in connection with these negotiations. Following the consummation of these negotiations, we anticipate that we will file a “pre-arranged” plan of reorganization under chapter 11 of the United States Bankruptcy Code. For a description of the proposed terms of the plan of reorganization, see “Management’s Discussion And Analysis of Financial Condition and Results of Operations — Overview — Financial Restructuring.”

      There is no assurance that we will be able to successfully restructure our balance sheet on terms acceptable to our creditors, or at all. If we are unable to restructure our balance sheet, we may be forced into liquidation. See “— We have defaulted on our indebtedness and could face liquidation.” In addition to the success of our restructuring efforts, our future capital requirements will depend upon many factors, including:

•	the cost, timing and extent of upgrading or maintaining our networks and services

•	our enhancement and development of services

•	our ability to react to developments in the industry, including regulatory changes

•	the status of competing services

•	our results of operations

      Even if we successfully restructure our indebtedness or are able to incur additional indebtedness, we may be subject to more restrictive financial covenants, which could adversely affect our ability to fund future operations following any such restructuring.

Economic and political conditions in Latin America pose numerous risks to our operations

      Substantially all of our revenues are derived from operations in Latin America. During 2000 and 2001, we derived approximately 46.1% and 40.2% of our consolidated net revenues from services provided by IMPSAT Argentina, approximately 21.8% and 20.4% by IMPSAT Colombia and approximately 11.1% and 14.1% by IMPSAT Brazil. We also have established operations in Venezuela, Mexico, the United States and Ecuador, and in 2000 we began operations in Chile and Peru. Other than the United States and Mexico, each country where we have significant operations has experienced political and economic instability in recent years. Moreover, as events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political crises elsewhere in the region. Furthermore, events in recent years in other developing markets have placed pressures on the stability of the currencies of a number of countries in Latin America, including Argentina, Brazil, Colombia and Venezuela. Continued pressures on the local currencies in the countries in which we operate are likely to have an adverse effect on many of our customers, which could in turn adversely affect us. Volatility in regional currencies and capital markets has also had an adverse effect on our ability and that of our customers to gain access to international capital markets for necessary financing and refinancing. A lack of international capital sources for emerging market borrowers could have a material adverse effect on us and many of our customers.

      According to published reports of preliminary estimates, during 2001, Argentina’s GDP fell by 4.9%, while Brazil experienced a 2.6% growth in GDP. Colombia’s and Venezuela’s GDPs grew by 1.4% and 4.5%, respectively, in 2001. We do not expect fundamental improvements in macroeconomic conditions in Latin America in the short term.

      Argentina faces severe political and financial crisis

      A significant portion of our operations, properties and customers are located in Argentina. Revenues from services from our Argentine operations for each of 2000 and 2001 represented approximately 46.1% and 40.2% of our total net revenues from services during those years. Accordingly, our financial condition and results of operations depend to a significant extent on macroeconomic and political conditions prevailing from time to time in Argentina. The Argentine economy has experienced significant volatility in recent decades, characterized by periods of low or negative growth and high and variable levels of inflation. In the fourth quarter of 1998, the Argentine economy entered into a recession that caused the gross domestic product to decrease by 3% in 1999, 0.5% in 2000, and an estimated 4.9% in 2001.

      Beginning in the second half of 2001, Argentina’s recession has worsened significantly, precipitating a severe political and economic crisis. Since December 2001, when the Argentine government introduced a partial freeze on bank deposits, widespread political protests and social disturbances have continued on a near-daily basis, and to date the International Monetary Fund and other multilateral and official sector lenders have indicated an unwillingness to provide financial aid until a sustainable economic program has been presented. It is unclear whether Argentina’s current president, Eduardo Duhalde, will be able to complete his term or, even if he is able to remain in power, whether he will have the necessary support to implement the reforms required to restore economic growth and public confidence. The rapid and radical nature of the recent changes in the Argentine social, political, economic and legal environment, and the absence of a clear political consensus in favor of the new government or any particular set of economic policies, have created an atmosphere of great uncertainty. As a result, virtually all commercial and financial activities have been paralyzed, further aggravating the economic recession that precipitated the current crisis. These conditions have had, and can be expected to continue to have, a material adverse effect on IMPSAT Argentina’s and our company’s overall financial condition and results of operations.

      The political and financial crisis has resulted in the devaluation of the Argentine peso

      In late December 2001, Argentina’s ongoing political and financial crisis deepened and the country defaulted on its massive foreign debt. In early January 2002, the government of President Eduardo Duhalde, who came into office on New Year’s Day, abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and has been volatile since. As of April 10, 2002, the floating exchange rate was 2.78 pesos to the U.S. dollar. The devaluation of the Argentine peso will generally affect our consolidated financial statements by generating foreign exchange transaction gains or losses on peso-denominated monetary assets and liabilities of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in our revenues, costs and expenses in Argentina.

      During December 2001, the Argentine government instituted a system for the freezing of the deposits in its financial system. In February 2002, these measures led to, among other things, the “pesification” decree. Generally, this decree mandates that all monetary obligations arising from agreements subject to Argentine law denominated in foreign currency and existing as of January 6, 2002 are mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso. Such obligations generally may be adjusted pursuant to an index called the “coeficiente de estabilización de referencia” (“CER”), to be published by the Argentine central bank, which is based on the Argentine consumer price index. Under the “pesification” decree, after the foreign currency denominated contracts are converted to pesos (at the one peso to one U.S. dollar rate), the contracts may be privately renegotiated by the parties back into foreign currency denominated terms. Under the “pesification” decree, if a contract governed by Argentine law is entered into after the decree’s enactment, that contract may be denominated in either U.S. dollars or pesos. However, if the parties choose to denominate the new contract in pesos, payments under that contract are not entitled to be adjusted according to the CER or any other consumer price index. Contracts denominated in pesos before the decree continue to be denominated in pesos,unaffected by the decree. Finally, the decree provides that if the value of the goods sold or services rendered is higher or lesser than the price payable after the mandatory “pesification,” either party may request an “equitable adjustment” of such price. If the parties do not agree on the “equitable adjustment,” the dispute is to be settled by the courts, which will attempt to preserve the contractual agreement between the parties. The devaluation and the “pesification” of agreements of our company governed by Argentine law may have adverse, unknown and unforeseeable effects on our company.

      Since the “pesification” decree, IMPSAT Argentina’s customer contracts and operating cash inflows are now predominantly denominated in pesos. However, IMPSAT Argentina’s debt service payments and a significant portion of its costs (including capital equipment purchases and payments for certain leased satellite and terrestrial capacity) remain denominated and payable in U.S. dollars. Accordingly, our financial condition and results of operations in Argentina are dependent upon IMPSAT Argentina’s ability to generate sufficient pesos (in U.S. dollar terms) to pay its costs, expenses and to satisfy its debt service requirements. Because of the recent nature of these events and the significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina, management cannot presently determine or reasonably estimate the impact a continued economic crisis in that country could possibly have on IMPSAT Argentina’s and our company’s overall cash flows, financial condition, and results of operations.

      Numerous uncertainties exist surrounding the ultimate resolution of Argentina’s economic and political instability and actual results could differ from those estimates and assumptions utilized. The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may adversely and materially impact, among other items: (i) the realized revenues we receive for services offered in Argentina; (ii) the timing of repatriations of any dividends or other cash flows from IMPSAT Argentina to our holding company in the United States; (iii) our asset valuations; and (iv) our peso-denominated monetary assets and liabilities.

      Brazilian economic and political conditions may have a direct impact on our operations

      We have significant operations in Brazil. Revenues from services from our Brazilian operations for 2000 and 2001 represented approximately 11.1% and 14.1%, respectively, of our total net revenues from services for such periods. Accordingly, our operations in Brazil subject our financial condition and results of operations to various additional economic and political risks.

      The Brazilian government frequently intervenes in the Brazilian economy and occasionally makes drastic changes in policy. The Brazilian government’s actions to control inflation and effect other policies have often involved wage and price controls, currency devaluations, capital controls and limits on imports, among other things. Presidential elections are currently scheduled to take place in October 2002, and a change in the executive branch in Brazil that results in a divergence from the economic and fiscal policies currently being pursued by the administration of Brazil’s incumbent president, Mr. Fernando Henrique Cardoso, could have an adverse effect on the Brazilian economy and our company’s financial condition and results of operation.

      Our business, financial condition and result of operations in Brazil may be adversely affected by changes in policy involving factors outside of the our control, such as:

•	monetary and fiscal policies;

•	currency fluctuations;

•	energy shortages;

•	the outcome of Brazil’s presidential election scheduled for October 2002; and

•	other political, social and economic developments in or affecting Brazil.

      Historically, the Brazilian government has intervened in the economy by devaluing the currency and imposing exchange, wage and price controls. In early 1999, the Brazilian government allowed the real to float freely, resulting in a 38% devaluation against the U.S. dollar from January 14, 1999 through to December 31, 2000. During 2001, Brazil’s currency experienced further significant devaluations against the U.S. dollar. These and prior devaluations have had a negative effect on our real-denominated revenues. In addition, currency devaluations can also create inflationary pressures. Inflation itself, as well as some governmental measures to combat inflation, have had significant negative effects on the Brazilian economy in the past. The recent worsening of the Argentine economic crisis has so far not significantly affected the Brazilian securities market or economy. However, due to the size and nature of Brazil’s trading relationship with Argentina, the possible expectation of corresponding risks in Brazil by foreign investors and the developing nature of the Argentine economic crisis, economic and market conditions for companies with material Brazilian operations, such as our company, could nevertheless be adversely affected by recent events in Argentina.

      IMPSAT Brazil’s results have been affected by the adverse economic situation in Brazil, including the devaluation of the Brazilian real against the U.S.  dollar. At December 31, 2000, the real traded at a rate of R$1.95 = $1.00. The real depreciated during 2001, reaching a low of R$2.78 = $1.00 during the fourth quarter of that year, and closing at R$2.32 = $1.00 at December 31, 2001. The devaluation of the real and the decline in growth in the Brazilian economy have been caused in part by the continued recession in the region, an energy crisis and rationing brought about by a continued period of drought that has affected Brazil’s hydroelectric generating capacity, a general aversion to emerging markets by foreign direct and financial investors and the overall decline in worldwide economic production. These conditions have, and can be expected to continue to have, a material adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations.

      Recent civil and political unrest in Venezuela may have an adverse impact on our operations

      In the first weeks of April 2002, political instability and civil unrest plagued Venezuela after the policies of that country’s head of state, President Hugo Chavez, brought him into conflict with managers at Petroleos de Venezuela SA (or, PdVSA), the state oil monopoly. The million-member Venezuelan Workers Confederation called a general strike during the week of April 8, 2002 to support PdVSA executives in protesting Mr. Chavez’s policies (particularly his appointment of a new PdVSA board of directors) and demanding Mr. Chavez’s removal from office. The general strike was supported by the Venezuelan business association, Fedecamaras. Mr. Chavez was detained by military forces on April 12, 2002, after a massive opposition demonstration ended with gunmen reportedly killing at least a dozen opposition protesters and wounding hundreds others. An interim administration headed by Pedro Carmona, the president of Fedecamaras, was installed on April 12, 2002. However, the interim administration held office for less than two days after tens of thousands of pro-Chavez demonstrators took to the streets of Caracas to demand Mr. Chavez’s reinstatement. Mr. Chavez was restored to power on April 15. Venezuela’s recent political instability has caused the many private businesses throughout the country to close temporarily and has disrupted Venezuela’s petroleum industry, which provides the government with more than half its revenue. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated net revenue from services for the year ended December 31, 2001, we generated approximately 10.3% from our operations in Venezuela.

We are vulnerable to currency fluctuations, devaluations and restrictions that may increase our losses and cause fluctuations in our operating results

      A significant portion of our costs, including lease payments for certain satellite and fiber optic capacity, purchases of capital equipment, and payments of interest and principal on our indebtedness, is payable in U.S. dollars. Our results of operations and financial conditions are therefore vulnerable to currency devaluations. Following the “pesification” decree, our contracts that were governed by Argentine law, denominated in foreign currency and existing as of January 6, 2002 were mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso, subject to adjustment pursuant to the

CER consumer price index. In Brazil, our customer contracts cannot not be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar, although we are permitted to amend the pricing of our services for our long-term telecommunications service contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. The inflation adjustment provisions in these laws do not eliminate completely the currency exchange risk facing our operations in Argentina and Brazil. For example, contracts entered into between Argentine parties after the “pesification” decree’s enactment that are initially denominated in pesos may not thereafter be adjusted according to the CER or any other consumer price index. Also, changes in the consumer price indices in Argentina and Brazil may lag or be lower than changes in the exchange rate between the Argentine and Brazil local currency and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Our operations in Argentina and Brazil represented a significant proportion of our net revenues in 2001, and this can be expected to increase significantly in future periods in connection with the progression of our operations in Brazil and the further development of our Broadband Network. Accordingly, our operations in Argentina and Brazil have exposed us, and will increase our exposure, to exchange rate risks.

      Except in Argentina (since the “pesification” decree, to the extent discussed above) and Brazil, our contracts with customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during 2001. However, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, our operations in those other countries are also exposed to exchange rate risk.

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

Our earnings will deteriorate if we cannot collect on our customer accounts

      We provide trade credit to our customers in the normal course of business. As of December 31, 2001, approximately 32.0% of our gross accounts receivable were past due more than six months. We recorded a provision for doubtful accounts of $16.8 million in 2001 compared to $4.8 million for 2000. At December 31, 2001, our provision for doubtful accounts covered approximately 90.4% of our gross trade accounts receivable past due more than six months. As our business increases with small and medium customers, we may experience an increase in irrecoverable accounts receivable. We anticipate that we could also experience an increase in our uncollectible accounts receivables due to the ongoing political and financial crisis in Argentina and its adverse impact on the creditworthiness and solvency of our Argentine customers and its potential adverse effects on our customers in neighboring countries. In response to the devaluation of the peso following the Argentine government’s adoption of the floating exchange rate system in January 2002, and the depreciation of IMPSAT Argentina’s accounts receivable (in U.S. dollar terms) as a result of the “pesification” decree, we have remeasured IMPSAT Argentina’s financial position and results of operations for 2001 using the first subsequent free-floating rate for the settlement of transactions (which was 1.65 pesos = $1.00). This resulted in a remeasurement loss of approximately $16.5 million, which is included in IMPSAT Argentina’s (and our company’s consolidated) net loss on foreign exchange for 2001. For each quarter during future periods, we will record an additional remeasurement charge if the peso continues to devalue against the U.S. dollar during the quarter. Anticipated difficulties in collecting amounts due from our Argentine customers during coming periods could have a material adverse effect on our business, results of operations and financial condition.

We have a history of incurring losses that may make it difficult to fund our future operations

      We commenced commercial operations in 1990 and have experienced rapid growth, increasing annual revenues from $8.2 million in 1991 to $128.4 million in 1996, and $326.5 million in 2001. We recorded net losses of $34.0 million in 1998, $131.5 million in 1999, $154.1 million in 2000, and $715.3 million in 2001. Increased competition, adverse economic conditions in our countries of operation and other factors have negatively affected our rates of revenue growth and expansion. As a result, our revenue growth does not produce results capable of funding our operations or repaying our indebtedness as it falls due. We expect our significant net losses to continue. The capital markets are currently not available to us. We need to raise additional financing and/or to restructure our balance sheet. It is unlikely that we will be able to obtain additional financing without effecting such restructuring, and there is no assurance that we will be able to successfully restructure our balance sheet. If we are unable to restructure our balance sheet, obtain additional financing and achieve and sustain profitability, we will be unable to fund our operating requirements and meet our debt obligations as they come due. In light of our continuing losses, working capital deficiency, and our defaults on indebtedness, Note 1 to our consolidated financial statements filed as part of this report includes language indicating that there is a substantial doubt about our ability to continue as a going concern.

Our future success depends upon our ability to implement and manage our resources effectively

      Our future success will require us to continue to implement and improve our operating, financial and accounting systems and to hire, train and manage new employees. Among other things, the continued development of our business will also depend upon our ability to:

•	successfully exploit our Broadband Network and implement related strategies

•	design and effectively market integrated private telecommunications services

•	secure financing

•	install telecommunications infrastructure

•	obtain any required government authorizations or licenses as the telecommunications sector continues to deregulate

•	attract and retain qualified employees

      In addition, we must perform these tasks in a timely manner, at reasonable costs and on satisfactory terms and conditions. Failure to effectively manage our resources could have a material adverse effect on our business, results of operations and financial condition.

      We cannot assure you that we will be successful or timely in developing and marketing service enhancements or new services that respond to technological change, changes in customer requirements and emerging industry standards.

We face numerous risks that could adversely affect our Broadband Network strategy

      Operating the Broadband Network may have a negative impact on our results of operations

      Operation of the Broadband Network, which includes the expansion into new services for our business customers, will involve:

•	regulatory risks, including obtaining the appropriate licenses

•	interconnection difficulties

•	capital expenditures

•	competition from large, well-financed international telecommunications carriers (such as WorldCom, Inc., Telecom Italia, and Spain’s Telefonica S.A., among others)

      Our operation of the Broadband Network may have a negative impact on our results of operations, at least over the short term.

      Development of the Broadband Network will require additional resources that we may not have

      We may need to adapt the Broadband Network to respond to:

•	requests by our customers for coverage of our Broadband Network outside its existing footprint

•	changes in our customers’ service requirements

•	technological advances by our competitors

      We may require additional financial, operational and managerial resources to expand or adapt the Broadband Network. If we are unable to expand or adapt the Broadband Network to respond to these developments on a timely basis and at a commercially reasonable cost, then our business will be materially adversely affected. In light of our current financial condition and the political and economic crises in Argentina, we do not anticipate any ability to make capital expenditures during 2002 to expand or enhance the Broadband Network to any significant extent. Our inability to make such expenditures could have an adverse effect on our customer retention and expansion.

      We are negatively impacted by Global Crossing’s insolvency

Our Broadband Network relies on IRU capacity over Global Crossing’s network and we are entitled to significant revenues under our agreements with Global Crossing; we may lose our rights to such IRU capacity and revenues

      We are party to a series of agreements with several subsidiaries of Global Crossing Ltd. for the provision of telecommunications services. Pursuant to those agreements, which were initially signed in 1999, we have constructed a terrestrial portion of Global Crossing’s South American network between landing points on the Atlantic Ocean in Argentina and the Pacific Ocean in Chile, granted Global Crossing a series of indefeasible rights of use (IRU) capacity on our Broadband Network in Argentina, Brazil and Peru, provided Global Crossing with collocation space and related services in our data centers in Argentina, Brazil, Chile, Venezuela and Peru and provided Global Crossing with maintenance services for their telecommunications assets in Latin America. In addition, we acquired IRU and leased capacity on Global Crossing’s South American undersea fiber optic cable system in order to connect our Broadband Network with other parts of Latin America, the United States and the world.

      In January 2002, Global Crossing filed for protection under chapter 11 of the U.S. Bankruptcy Code. At March 31, 2002, Global Crossing was in default for a total of $5.6 million that we invoiced to them during the second half of 2001 and the first quarter of 2002. In the second week of April 2002, Global Crossing paid us $2.6 million in respect of these defaulted amounts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Effects of Global Crossing Insolvency.” Although none of the Global Crossing subsidiaries that have amounts outstanding to us are currently included in Global Crossing’s chapter 11 filing, the company believes that these payment defaults are related to the significant cash shortfalls that Global Crossing is currently experiencing. In April 2002, we submitted invoices for a total of $3.0 million for services to be rendered under our agreements with Global Crossing for the second quarter of 2002.

      The difficulties being experienced by Global Crossing, including Global Crossing’s chapter 11 proceeding, could have an adverse effect on our financial condition and operations. If Global Crossing’s bankruptcy proceedings were to expand to include any of the subsidiaries that are parties to our agreements, we likely would not receive payment on outstanding amounts due to us for previously rendered services and sales of equipment, except to the extent of our claims as unsecured creditors. At minimum, such an action could cause additional delays in our receipt of amounts due to us. It is also possible that Global Crossing could seek, in the applicable bankruptcy proceedings, to reject some or all of the contracts. In the latter case, any damages that we might have in respect of the rejected contracts would be treated as general unsecured claims in the applicable bankruptcy proceedings.

We may need to seek alternative capacity for our Broadband Network

      To link our Broadband Network to other parts of Latin America, the United States and the world, we have secured IRU capacity on Global Crossing’s undersea digital fiber optic cable systems (and associated terrestrial capacity) between the United States and Latin America, including Global Crossing’s South American network. Global Crossing has filed for protection under chapter 11 of the U.S. Bankruptcy Code. If Global Crossing is unable to successfully restructure its balance sheet, it could be forced to liquidate its assets. If Global Crossing were to sell or terminate its South American operations as part of its bankruptcy proceedings, our rights to continue to utilize the IRUs that we have purchased from Global Crossing

Bandwidth, Inc. are unclear. It is possible that our agreements with Global Crossing would be terminated, and we would need to seek substitute sources of IRU or other capacity from competing undersea fiber optic systems to link our operations, including our Broadband Network, to other parts of Latin America, the United States and the world. There can be no assurance that such substitute capacity would be available to us on acceptable terms. If we were required to acquire such substitute capacity, we believe that our operations would be adversely affected for the period in which we reconfigured our telecommunications network. In addition, we would be required to incur additional costs for such capacity which are not currently included in our operating and capital expenditures budgets. The occurrence of these circumstances would have a material adverse effect on our business, results of operations and financial condition.

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

We face significant competition in Latin America

      The telecommunications industry in Latin America is highly competitive and is generally characterized by low barriers to entry. We expect that competition in the industry will maintain its intensity. We compete on the basis of our experience, quality, customer service, range of services offered and price.

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

      For example, our principal competitors in Argentina are Telecom Soluciones S.A. and Advance Telecomunicaciones S.A., which are data transmission companies controlled by Telecom Argentina STET-France Telecom S.A. and Telefonica de Argentina S.A., respectively. Telecom Argentina and Telefonica are the PTOs in Argentina. In Brazil, our principal competitors are Embratel and Telemar.

      In the future, the PTOs may devote substantially more resources to the sale, marketing and provision of services that compete with us, which could have a material adverse effect on our business, results of operations and financial condition.

      International telecommunications carriers have greater resources than we do

      We also compete with private operators of satellite data transmission networks and terrestrial telecommunications links, and face competition from large international telecommunications carriers, such as AT&T, WorldCom and Sprint, and from other industry participants. While international telecommunications carriers have focused on long distance telephony services, they may focus on the private telecommunications network systems segment of the telecommunications market as deregulation continues. For example, since the introduction of full competition in Argentina’s long distance telephony in November 2000, these large telecommunications carriers can enter the Argentine telephony market and provide data transmission services. Many of these potential competitors have substantially greater financial and other resources than we do. In addition, consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry could give rise to significant new competitors. For example, in October 1999, AT&T formed AT&T Latin America by acquiring and merging the operations of FirstCom Corp. (which had operations in Chile, Colombia and Peru), Brazil-based Netstream, and Keytech LD, a local exchange carrier that is licensed to offer wireless, high-speed internet and other telecommunications services in Argentina. AT&T Latin America has operations in Argentina, Brazil, Chile, Colombia and Peru.

      Our competitors could take advantage of new or competing technologies to our detriment

      Although we believe we have the flexibility to act quickly to take advantage of any significant technological development, new competing technologies may negatively affect our business. For example, newer technologies such as digital subscriber line, or DSL, significantly enhances the speed of traditional copper lines. DSL or other technologies enable our PTO competitors to offer newer high- speed services without undergoing the expense of replacing their existing copper networks. Widespread use of DSL in our markets could have a material adverse effect on our “last mile” advantage. Our telecommunications network services also may face competition from entities that use new or emerging voice and data transmission services or technologies that currently are not widely available in Latin America. Furthermore, competing technologies may gain market and commercial acceptance. If these technologies are successful, they may provide significant long-term competition that could have a material adverse effect on our business, results of operations and financial condition.

      The downturn in the telecommunications industry negatively affects us

      The regional economic recession has had throughout 2001, and continues to have during 2002, a materially negative impact on the telecommunications market in Latin America. The rate at which the industry improves is critical to our ability to improve overall financial performance. The financial difficulties currently experienced by other participants in the telecommunications industry may result in some of our competitors being able to purchase the assets of these troubled companies at depressed prices. This consolidation could result in multiple smaller competitors being absorbed into relatively few large entities (with significantly greater financial and other resources than we have, including greater access to financing), thereby increasing the operating profit margin pressures that we face. As a result of our financial difficulties, potential customers and suppliers may be unwilling to do business with us and may prefer to do business with competitors that have greater financial and other resources.

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

      Local laws and regulations differ significantly among the jurisdictions in which we operate and in which we may operate in the future. The interpretation and enforcement of these laws and regulations vary and are often based on the informal views of the local ministries which, in some cases, might be subject to influence by the PTOs. The conditions governing our service offerings may be altered by future legislation or regulation. In some of our principal existing and target markets, laws and regulations prohibit or limit our provision of certain telecommunications services.

PART I

Item 1.	Business

General

      We are a leading provider of private telecommunications network and Internet services in Latin America. We offer integrated data, voice, and Internet solutions, with an emphasis on broadband transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. Our services include dedicated Internet services to Internet service and content providers and data center services to other carriers.

      We have operations in Argentina, Colombia, Brazil, Venezuela, Ecuador, Mexico, Chile, Peru and the United States and also provide our services in other countries in Latin America. We provide telecommunications and Internet services through our networks, which consist of owned fiber optic and wireless links, teleports, earth stations and leased fiber optic and satellite links. We own and operate 15 metropolitan area networks in some of the largest cities in Latin America, including Buenos Aires, Bogotá, Caracas and São Paulo.

      In the fourth quarter of 2000, we completed the construction of an extensive pan-Latin American broadband fiber optic network (which we call our Broadband Network) connecting major cities across Argentina and Brazil, and the commencement of commercial operation of the full Broadband Network in those locations. During 2001, we developed a terrestrial long-haul link to integrate our Brazilian and Argentine Broadband Network segments into a single seamless network. Our Broadband Network allows us to enhance the services we presently provide and significantly increase our transmission speed and capacity. At December 31, 2001, the Broadband Network comprised twelve metropolitan area fiber optic networks and wireless links, extending over 1,000 route kilometers in the largest cities in Argentina, Brazil, Colombia and Peru, and long-haul fiber optic backbones in Brazil, Argentina, Chile and Colombia extending over 8,880 route kilometers. Our Broadband Network uses advanced transmission technologies, including dense wave division multiplexing, or DWDM, asynchronous transfer mode, or ATM, and Internet protocol, or IP.

      IMPSAT Fiber Networks, Inc. was organized in 1994 as a Delaware holding company to combine the IMPSAT businesses in Argentina, Colombia and Venezuela. Our operations started in Argentina in 1990 under the name IMPSAT S.A. (IMPSAT Argentina). We began operations outside of Argentina with the establishment of IMPSAT Colombia in 1991 and the establishment of IMPSAT Venezuela in 1992. New operating subsidiaries were created in Ecuador (IMPSAT Ecuador) and Mexico (IMPSAT Mexico) in 1994, in the United States (IMPSAT USA) in 1995 and in Brazil (IMPSAT Brazil) in 1998. In January 2000, we changed our company’s name from IMPSAT Corporation to IMPSAT Fiber Networks, Inc. During 2001, we commenced operations in Chile and Peru.

Services

      Our comprehensive telecommunications solutions consist of any combination of our service offerings, including the enhanced and additional services that we are able to offer using our Broadband Network in Argentina and Brazil. We currently classify these service offerings into four categories: data and value added services, Internet services, services to carriers, and telephony services.

      Data Transmission and Value Added Services. We offer our customers a broad range of end-to-end network service combinations for their point-to-point and point-to-multipoint telecommunications needs, ranging from simple connections to customized private network solutions. We offer our network services over our proprietary and leased networks, which are comprised of metropolitan area fiber optic rings and wireless networks, fiber optic and satellite links. We also offer value-added services, including secure web and applications hosting services through our advanced data center facilities.

•	Connection Services. Our customers can purchase clear channels, frame relay services, ATM services and Internet protocol digital connection services to support their specific transmission requirements. Clear channels are typically purchased by customers that constantly transmit large amounts of voice, data and video traffic. Frame relay and ATM services are typically purchased by customers requiring reliable and rapid transmission of variable amounts of voice, data and video traffic. We typically offer our clear channel connection services from 64 Kbps to 2 Mbps, and we intend to expand this offering to 155 Mbps of capacity. Our frame relay services are typically offered from 64 Kbps to 2 Mbps and we intend to offer our ATM services from 2 Mbps to 155 Mbps. In addition, we offer digital connections using Internet protocol with interfaces of 10 Mbps to 100 Mbps as one of our options for local data network solutions.

•	Private Network Services. For customers that require significant bandwidth and reliable data transmission between a number of sites, we offer customized private networks that combine fiber optic, fixed wireless and satellite technology. We also provide them with a variety of other services including network management services, trouble shooting reports, quality control and value-added services. Our consultative sales process ensures that each private network is designed to meet the evolving specific business and systems requirements of each customer. We also offer services such as video conferencing and remote learning as part of our private network services.

•	Other Value-Added Services. We offer information technology solutions and data center services designed to facilitate our customer’s e-business and e-commerce needs and optimize our customers’ business processes.

•	Data Center Services. We have established 14 data center facilities that offer hosting services by integrating our broadband services with advanced value-added solutions in the region. We offer our clients a complete set of data center services ranging from housing, shared and dedicated hosting to more complex managed hosting solutions, including disaster recovery and applications management and outsourcing services. We also offer co-location services to carriers, including the rental of secure space, equipment provisioning and operation and maintenance services.

•	Information Technology Solutions. As part of our end-to-end solutions, we also offer a variety of information technology services, including the design, installation and integration of intranets, extranets and virtual private data networks, through which our customers can conduct business in a secure environment as well as integrate these new systems with their legacy telecommunications systems. In addition, we offer an outsourcing solution for customers that do not have the technical personnel or choose not to operate, manage and maintain their telecommunications systems and networks.

      Internet Services. We have offered Internet access services to corporate and ISP customers since 1996. With the completion of our Broadband Network in Argentina and Brazil, we can link our Latin American Internet backbone, as part of the Broadband Network, to the U.S. Internet through our U.S.-based point of presence using our fiber optic links in addition to our leased satellite links. With the objective of positioning ourselves as the Latin America Internet Backbone, we have deployed a series of data centers within the region.

•	Corporate Internet Services. As part of providing our customers with a total telecommunications solution, we currently offer our corporate customers Internet access services including line provisioning, equipment provisioning and installation, primary and secondary domain registration and maintenance and technical support.

•	Wholesale Internet Services. We provide a complete Internet service for ISPs, including managed line provisioning for domestic and international backbone connections between points of presence, access to our co-location sites and server services (e-mail and hosting services), managed modem and roaming services, as well as the use of our network operation and help desk services.

      Services to Carriers. We offer dark fiber capacity, “lit” fiber services and duct capacity to ISPs and telecommunications carriers. Our network will provide customers with reliable broadband connections between and among our metropolitan area networks at high speeds. Customers that choose to purchase “lit” capacity are able to purchase an initial amount of capacity (typically 45 Mbps) and increase that capacity on demand.

      Telephony Services. Since the completion of our Broadband Network in Argentina and the effectiveness of our license in Argentina to offer telephony services, we are able to provide switched-voice domestic and international long distance telephony services to corporate customers and resellers in Argentina, international long distance service in the United States, where we have our international hub, and international long distance service in Peru. We plan to further expand these offerings to other countries in the region, with the most significant opportunity being the deregulation of the Brazilian telephony market in January 2002. We expect to receive a license to provide switched voice services to or from Brazil during 2002. As components of our telephony services, we currently offer local, national and international long-distance services, Private Branch Exchange (PBX), toll free services and local numbering to our corporate customers as well as wholesale voice services to other carriers and resellers.

      The following table shows our company’s net revenues breakdown by service for the years ended December 31, 1999, 2000 and 2001:

	December 31,

	1999	2000	% change(1)	2001	% change(1)

	(dollar amounts in thousands)
Data and value added services:
Broadband	$33,721	$51,260	52.0%	$85,579	67.0%
Satellite	160,059	159,265	(0.5)	137,053	(13.9)
Other(2)	1,330	3,743	181.4	17,184	359.1

Total	195,110	214,268	9.8	239,816	11.9
Telephony		235		11,762	4,905.1
Internet	26,044	35,996	38.2	45,403	26.1
Services to carriers		885		7,360	731.6

Total net revenues from services	$221,154	$251,384	13.7%	$304,341	21.1%

(1)	Increase compared to previous year.

(2)	“Other” includes revenues from our data center services and our information technology solutions services.

The Broadband Network

      We believe that continued deregulation in Latin America will fuel demand for additional broadband capacity. To take advantage of this demand, in the fourth quarter of 2000 we commenced commercial operations of our Broadband Network, which enables us to provide high capacity, high speed telecommunications services across Latin America. Our Broadband Network consists of:

•	fiber optic local rings and wireless access points within major cities in Latin America, including Buenos Aires, São Paulo and Rio de Janeiro

•	long-haul, high capacity fiber optic backbones linking major cities in Latin America

•	capacity on undersea cable systems to provide connections between and among major Latin American countries, as well as global telecommunications connections and Internet access

•	data center facilities in major cities in Latin America

      We believe that our Broadband Network enables us to:

•	cost-effectively offer more bandwidth-intensive services, including intranet and extranet services

•	reduce our costs for leased satellite capacity and leased telecommunications links as a percentage of our net revenues

•	create a high capacity, pan-Latin American Internet backbone

•	offer Latin American companies more efficient access to the U.S. Internet backbone

•	continue to provide consistent, high quality service by keeping our customer traffic on our network

      During 2001, we completed a terrestrial long-haul link of the Broadband Network between the cities of Curitiba and Porto Alegre in Brazil and the city of Parana in Argentina. The new link connects with the Broadband Network that was deployed in Argentina, Brazil and Chile and results in the creation of a fully integrated terrestrial fiber optic network connecting Santiago, Chile; Buenos Aires, Argentina; and São Paulo and Rio de Janeiro, Brazil with points in between. The Brazilian portion of this new link was completed pursuant to 25-year IRU capacity swap agreements with Geodex Communications do Brasil Ltda. (formerly Convexx Communications do Brasil Ltda.), pursuant to which we provide optical fiber cable, fiber capacity and related services over 2,600 route kilometers on our Broadband Network in Argentina and Brazil and, in exchange, receive from Geodex twelve pairs of fiber capacity and related services over 1,600 route kilometers linking Curitiba and Uruguaiana, in Brazil. Currently, both our and Geodex’s portions of this new link are composed of “dark” fiber and are not operational. This transaction was accounted for as a non-monetary transaction under U.S. GAAP. Accordingly, our consolidated financial statements do not reflect any revenue or any gain or loss in connection with the transaction. For a further explanation of the accounting treatment of this transaction, please see Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies — Non-Monetary Transactions.”

Customers

      Overview. We have grown rapidly since the commencement of our operations in 1990. Our customer base has increased from 125 corporate customers in two countries at December 31, 1992 to 2,877 corporate customers in nine countries at December 31, 2001. Larger entities, which often have significant needs for reliable, cost-effective data transmissions and other telecommunications services, were the first to use our customized telecommunications services. As a result, a significant portion of our revenues has been derived from our largest customers. A significant number of our customers, including our largest customers, are in Argentina and Colombia, which, having commenced in 1990 and 1992, respectively, are the locations of our longest-standing operations. Our growth has been significant in Brazil, where we commenced operations in 1998. Our customer base in that country has grown from 48 as of the end of 1998 to 387 as of the end of 2001. As our business further matures and as we extend the operation of the Broadband Network, we expect that the average size of our customers will decline.

      Our customers consist of financial institutions, major governmental agencies, and leading national and multinational corporations and private sector companies, including Repsol YPF, Royal Dutch Shell, Perez Companc, Siemens and Reuters. Our ten largest customers accounted for approximately 22.9% of our revenues in 2001 and approximately 22.0% in 2000.

      Our ten largest customers as of December 31, 2001 were:

•	subsidiaries of Global Crossing Ltd., a Bermuda-headquartered corporation that constructs, and offers carrier’s carrier services over, worldwide terrestrial and submarine fiber optic networks

•	Gobierno de la Provincia de Buenos Aires, the local government of the province of Buenos Aires

•	Confederaçaõ Nacional da Industria, Brazil’s national association of private industrial companies

•	subsidiaries of America Online, Inc., a Dulles, Virginia, USA-based provider of interactive services, Web brands, Internet technologies and e-commerce services, that is a wholly-owned subsidiary of AOL Time Warner Inc.

•	Perez Companc S.A., an Argentine energy conglomerate

•	Corporacion Nacional de Ahorro y Vivienda, or Conavi, one of Colombia’s largest financial institutions

•	Banco de la Nación Argentina, a state-owned bank and the largest bank in Argentina, with over 500 branches throughout Argentina

•	Empresa de Telecomunicaciones de Bogotá S.A., E.S.P., one of Colombia’s largest telecommunications companies

•	Banco Mercantil SAICA, one of the largest financial institutions in Venezuela

•	Repsol YPF S.A., a multinational integrated oil company that is one of the largest companies in Argentina and has operations in other Latin American countries

      The following table shows our customer concentration by country as of the dates indicated. Totals presented do not include customers from our fax, store and forward service.

Country

	1999

			2000

	As of December 31,

					2001

	)
	(number of customers and percentage of total
Argentina	687	39.4%	1,146	43.1%	1,100	38.2%
Colombia	560	32.1	672	25.3	699	24.3
Brazil	90	5.2	238	9.0	387	13.5
Venezuela	191	10.9	251	9.5	245	8.5
Ecuador	149	8.5	210	7.9	236	8.2
Mexico	31	1.8	51	1.9	47	1.6
USA	37	2.1	64	2.4	73	2.5
Peru	—	—	15	0.6	33	1.2
Chile	—	—	9	0.3	57	2.0

Total	1,745	100.0%	2,656	100.0%	2,877	100.0%

      Customer Contracts. Our contracts with our customers have in the past typically ranged in duration from six months to five years and contracts with our private telecommunications network customers have generally been three-year contracts. Under the recent Argentine “pesification” decree, if a contract denominated in pesos is entered into after the decree’s enactment, payments under that contract are not entitled to be adjusted according to the CER or any other consumer price index. Accordingly, in order to mitigate our inflation risk, we expect that our new peso-denominated contracts in Argentina will typically be for shorter terms ranging from three to six months. Contracts generally may be terminated by the customer without penalty. The private telecommunications network customers generally pay a one-time installation fee and a fixed, monthly fee. We believe that as we further commercialize our Broadband Network, we may develop a more flexible pricing structure, using both a usage-based billing and fixed fee-based billing model.

      The ongoing severe economic downturn in Argentina and recessionary economic conditions in Latin America as a whole, has adversely affected many of our customers and caused a number of them to terminate their contracts with us, fail to renew their contracts, or reduce the amount of services contracted. Significant customer losses during 2001 included the following:

•	360networks, which accounted for $2.9 million of our 2001 revenues (See “Legal Proceedings”)

•	CTC Mundo, a customer of IMPSAT USA that generated $2.0 million in revenues during 2001

•	Fibertel, an ISP customer of IMPSAT Argentina that accounted for $0.9 million in 2001 revenues

•	Banco de la Republica, the central bank of Colombia, which generated $0.9 million in revenues during 2001

•	Intermedia Communications Corporation, an ISP that provided $0.6 million in 2001 revenues as a customer of IMPSAT USA

•	Onda Provedor Ltda., which generated $0.5 million in revenues during 2001 as an ISP customer of IMPSAT Brazil.

      Except in Brazil (and in certain instances since the recent “pesification” decree, in Argentina), our contracts generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate at the time of invoicing between the local currency and the U.S. dollar. The revenues of our customers are generally denominated in local currencies. Although our customers include some of the largest and most financially sound companies and financial institutions in their markets, devaluation of such currencies relative to the U.S. dollar could have a material adverse effect on the ability of our customers to pay us for our services. A currency devaluation could also result in our customers seeking to renegotiate their contracts with us or, alternatively, defaulting on their contracts.

Sales, Marketing and Customer Services

      We view our relationship with our customers as a long-term partnership in which customer satisfaction is of paramount importance. For this reason, we apply an integrated approach to our sales, marketing and customer service functions. We emphasize the highest quality in our sales, marketing and customer services and an enduring commitment to providing fast and flexible responses to customer demands. In order to efficiently meet these challenges, we adapt and tailor our customer service function to match the scale and complexity of the solutions we provide.

      Customers who require or are better-suited to standardized or bundled solutions are serviced by dedicated sales teams with shared centralized support, along with available assistance from our 24 hours a day, 365 days a year call centers. Customers that utilize complex, customized solutions composed of a variety of different services are assigned to designated multi-task customer service teams that develop and maintain long-term, cooperative relationships with these customers. These relationships provide us with an in-depth understanding of the customer’s evolving telecommunications service requirements and levels of service satisfaction. The customer service team oversees all phases of initial customer contact, service planning, installation and ongoing service. After we establish initial contact with a potential customer, the customer service team conducts a thorough evaluation of the customer’s telecommunications needs. As a result of this team-oriented approach, we believe that we have achieved high levels of customer satisfaction while being able to identify new revenue generating opportunities, customer telecommunications solution enhancements and product or service improvements previously overlooked or not adequately addressed by the client.

      To market our new and enhanced services, such as telephony and data centers, we have developed several sales and marketing teams, each focusing on a particular type of service. In addition to salaried sales and marketing personnel, we often use the services of third-party sales representatives to assist in generating sales and managing the contract process between us and our potential customers. We typically pay these third parties a commission and royalties equal to a percentage of the revenues we collect from any contract with those customers obtained as a result of the efforts of the third-party sales representative.

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

      In the past, the PTOs and international telecommunications carriers have focused on local and long-distance telephony services. In the future, however, they may be expected to focus on the private telecommunications network systems segment of the telecommunications market. These entities have significantly greater financial and other resources than we do, including greater access to financing. These competitors may also be able to subsidize their private telecommunications network businesses with revenues from their other business lines.

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

      In the second category, our competitors include data transmission providers. We believe that we are able to compete successfully in data transmission services because we offer a broad array of services, provide high quality, custom-designed services that are tailored to meet the specific needs of each customer and have a greater geographical footprint for our Broadband Network than our current competitors among these providers. Among our competitors in this category are a number of new market entrants, including:

•	Diveo Broadband Networks, which operates a pan-regional fiber ring network connecting its seven Internet data centers located in Argentina, Brazil, Colombia, Mexico and Florida, United States and provides broadband communications services over fixed wireless and fiber optic broadband networks

•	MetroRED Telecomunicaciones, owned by Fidelity Investments, a data transmission service operator in Argentina, Brazil and Mexico that offers local network services in the cities of Buenos Aires in Argentina, São Paulo and Rio de Janeiro in Brazil, and Mexico City in Mexico

•	Pegasus Telecom S.A., a provider of broadband data transmission services throughout 25 cities in Brazil and an affiliate of Brazilian fixed line and wireless operator, Telemar Participacoes S.A.

•	Engenharia de Redes S.A., a Brazilian infrastructure and data services provider that uses both fiber optic and wireless links

•	NetUno, a local exchange carrier and provider of broadband local access, Internet and private network services in Venezuela

•	TechTel (an Argentine telecommunications company jointly owned by Grupo Techint SA, one of Argentina’s largest industrial groups, and Telmex (Telefonos de Mexico S.A. de C.V.), Mexico’s dominant telecommunications carrier), which offers long distance, data transmission and basic telephony services in Argentina and has announced plans to expand its operations into Uruguay

•	OptiGlobe Communications, Inc., a data center service provider headquartered in Maryland in the United States that operates data centers in Sao Paulo, Rio de Janeiro, Buenos Aires, and Mexico City

      In the third category, major telecommunications carriers have entered or indicated their intention to enter the market as deregulation in Latin America and elsewhere opens new market opportunities. For example, AT&T Latin America Corp., which is controlled by AT&T Corporation, was formed in October 1999. AT&T Latin America has operations in Argentina, Brazil, Chile, Colombia and Peru. Increasing competition may significantly affect our pricing policies. We cannot assure you that competition from this and other alliances will not adversely affect our financial condition or results of operations.

      Furthermore, we cannot assure you that competing technologies will not become available that will negatively affect our position, although we believe that we have the flexibility to act quickly to take advantage of any significant technological development. For example, newer technologies such as DSL can significantly enhance the speed of traditional copper lines. These technologies enable our PTO competitors to offer customers new high-speed services without undergoing the expense of replacing their existing twisted-pair copper networks. This, in turn, could negate our last mile advantage. Our private telecommunications services could also face future competition from entities using or proposing to use new or emerging voice and data transmission services or technologies that are not widely available in Latin America, such as space based systems dedicated to data distribution services.

      Rates are not regulated in our countries of operation, and the prices for our services are strongly influenced by market forces. We believe that increasing competition will result in increased pricing pressures. We have faced and expect to continue to face declining prices and may experience margin pressure as the PTOs in the countries where we have operations modernize their facilities, adapt to a competitive marketplace and place greater emphasis on data telecommunications and as other companies enter the Latin American telecommunications market. These price and margin declines have also accelerated, and will likely continue to do so, as new competitors enter our markets.

      The principal barriers to entry for prospective providers of private telecommunications network services such as ours are the development of the requisite understanding of customer needs and the technological and commercial experience and know-how, infrastructure to provide quality services to meet those needs and working capital.

Regulation

      Domestic Service. We are subject to regulation by the national telecommunications authorities of the countries where we operate, and our operations require us to procure permits and licenses from these authorities. While we believe that we have received all required authorizations from regulatory authorities for us to offer our services in the countries in which we operate, the conditions governing our service offerings may be altered by future legislation or regulation that could affect our business and operations.

      Cross-Border Service. We provide integrated data, voice and video transmission under the Interplus name between and among nineteen Latin American and Caribbean countries and the United States. In November 2000, we were granted a license to provide switched voice services to or from Argentina, and expect to receive authorization to provide these services in Brazil in 2002. International private line services such as Interplus are traditionally provided by local carriers in each country acting as correspondents and establishing dedicated telecommunications links between their facilities. Due to our pan-Latin American presence, we are often able to offer our Interplus service using our own facilities and personnel at both ends of the private line circuit. As a result of this end-to-end control, we maintain customer service and quality assurance at both ends of an Interplus link and realize better margins than when we use a correspondent carrier.

      In countries where we do not maintain customer premises equipment or where we are not authorized to operate in that fashion, our Interplus service uses our facilities in the originating country to connect with a correspondent local carrier in the destination country or vice-versa. To date, we have signed Interplus correspondent agreements with carriers in several Latin American and Caribbean countries. We charge customers a monthly fee for Interplus that is based on the capacity of the circuit provided.

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

Employees

      As of December 31, 2001, we employed a total of 1,370 persons, of whom 446 were employed by IMPSAT Argentina, 316 were employed by IMPSAT Brazil, and 226 were employed by IMPSAT Colombia. We do not have any long-term employment contracts with any of our employees, including management, and none of our employees are members of any union. We believe that our relations with our employees are good.

Item 2.     Properties

      Metropolitan Area Networks. We operate 15 metropolitan area networks, composed of a combination of owned and leased fiber optic and microwave links covering a total of 1,000 route kilometers. Our first metropolitan area network was established in Buenos Aires, Argentina in 1990. In addition, we currently provide services over our metropolitan area networks in Córdoba, Mendoza and Rosario, in Argentina; Bogotá, Medellín and Cali, Colombia; Rio de Janeiro, Curitiba, São Paulo and Belo Horizonte in Brazil; Caracas, Venezuela; Quito and Guayaquil, Ecuador; and Lima, Peru. We also manage and operate data transmission services offered over a fiber optic network covering 352 route kilometers in Bogotá, Colombia, pursuant to a joint venture with Empresa de Telecomunicaciones de Santafe de Bogotá, the Colombian PTO that provides local telephone service in the Bogotá region. In addition, we own and control several microwave links in smaller cities in Latin America.

      Fiber Optic Long-Haul Capacity. The long-haul segment of our Broadband Network, which comprises a seamless long-haul, high capacity fiber optic backbone extending over 8,880 route kilometers, stretches from the Pacific Ocean at Valparaiso, Chile to the Atlantic Ocean, at Los Toninas, Argentina, and from Buenos Aires, Argentina into Curitiba, Rio de Janeiro and São Paulo, Brazil. We also own and operate a long haul fiber optic network connecting the cities of Cali, Medellín and Bogotá in Colombia. To link the Broadband Network to other parts of Latin America and the world, we have purchased indefeasible rights of use (IRU) capacity on Global Crossing Ltd.’s undersea digital fiber optic cable systems (and associated terrestrial capacity) between the United States and Latin America, including Global Crossing’s South American network. Global Crossing’s South American network is an 18,000 km undersea and terrestrial fiber optic network that encircles that continent. This capacity enables our company to transmit telecommunications traffic seamlessly from the United States to major countries in South America using the latest fiber optic technology. For a discussion of certain risks that could adversely affect our rights to IRU capacity on Global Crossing’s network, see “Certain Considerations — We are negatively impacted by Global Crossing’s insolvency.”

      In addition to our IRU capacity on Global Crossing’s undersea fiber optic networks, we are a member of the Americas-1 and Columbus-II undersea fiber optic cable consortia, and have purchased an initial total capacity of 2 Mbps on each system. Americas-1, which commenced commercial operation in December 1994, is a 4,960 mile fiber optic cable system connecting Vero Beach, Florida with the U.S. Virgin Islands, Trinidad, Brazil and Venezuela. Columbus-II links Mexico, the United States, the U.S. Virgin Islands, Spain, Portugal and Italy with about 7,440 miles of fiber optic cable. We also have reserved up to 18 Mbps, 4 Mbps and 24 Mbps of capacity on the Americas-II, Pan American and Arcos I undersea fiber optic cable networks, respectively. The 8,300 km Americas-II fiber optic submarine cable, which commenced service in the last quarter of 2000, connects St. Croix, Puerto Rico, Curacao, Venezuela and Brazil. Pan American began operations in mid-February 1999 and runs between the U.S. Virgin Islands, Aruba, Venezuela, Colombia, Panama, Ecuador, Peru and Chile. Arcos I, an 8,600 km fiber optic cable system, connects the United States with 14 Caribbean and Latin American nations.

      Data Centers. To complement our Broadband Network infrastructure, we have established and operate in major cities in Latin America 14 advanced data center hosting facilities with an aggregate of approximately 500,000 gross square feet. These state-of-the-art facilities, which are capable of supporting the most advanced application hosting services, are located in Buenos Aires, Mendoza, Córdoba and Rosario in Argentina; São Paulo, Rio de Janeiro and Curitiba in Brazil; Santiago, Chile; Fort Lauderdale, United States; Mexico City, Mexico; Bogotá, Colombia; Caracas, Venezuela; Quito, Ecuador; and Lima, Peru.

      Teleports. We own and operate teleports in Buenos Aires, Argentina; São Paulo, Brazil; Bogotá, Colombia; Caracas, Venezuela; Quito, Ecuador; Mexico City, Mexico; Lima, Peru; and Fort Lauderdale, Florida, United States. In addition to the teleport in Fort Lauderdale, Florida, which commenced operations in January 1999, IMPSAT USA operates leased teleport facilities in New Jersey. We also own and operate regional teleports in Mendoza, Córdoba, Rosario, Tucumán, Mar del Plata, La Plata and Neuquén in Argentina; Medellín, Cali and Barranquilla in Colombia; Guayaquil, Ecuador; and Rio de Janeiro and Curitiba, Brazil.

      Satellite Capacity. Our satellite transmissions use both C-band (4-7 GHz) and Ku-band (10-18 GHz) frequencies. As of December 31, 2001, we had a total available leased capacity of 967 MHz. Our lease payments for satellite capacity totaled approximately $39.1 million in 2001. We will contract for additional leased satellite capacity if business requires. A portion of our satellite capacity is leased by our wholly-owned subsidiary, International Satellite Capacity Holding, Ltd. This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries. We believe that this method of centralizing our leasing of telecommunications capacity provides us with better terms.

Item 3.     Legal Proceedings

      We are involved in or subject to various litigation and legal proceedings incidental to the normal conduct of our business, including with respect to regulatory matters. Except as described below, we were not during 2001, and currently are not, involved in any material legal proceedings.

      IPO Allocations Class Action. On November 1, 2001, a lawsuit was filed in the United States District Court for the Southern District of New York against our company, certain of our company’s current officers and directors, and the underwriters to the our initial public offering (IPO). This lawsuit alleges on behalf of a proposed class of all shareholders that our company and its underwriters violated various provisions of the securities laws in connection with the IPO in February 2000. The plaintiff has proposed a putative class from the date of the IPO to December 6, 2000. In August 2001, the court ordered that this suit be coordinated for all pre-trial purposes in a proceeding styled In re Initial Public Offering Securities Litigation, 21 MC 92, an intra-district proceeding involving approximately 900 lawsuits concerning the initial public offerings of approximately 310 companies and 48 underwriters. The complaint does not seek a specified amount of damages. It is our present understanding that the plaintiffs intend to file an amended complaint shortly. We believe that we have meritorious defenses to the allegations in the complaints and intend to defend the litigation vigorously. However, because this action is in its early stages, our company cannot make any prediction as to its outcome. We have certain insurance policies with respect to such claims and have filed a claim with our carriers regarding this matter.

      360networks, Inc. During June 2001, we terminated a series of contracts that we had signed in the first quarter of 2001 with 360americas network (Bermuda) Ltd., a subsidiary of 360networks, Inc., and certain other subsidiaries of 360networks, Inc. (collectively, “360networks”), to construct and provide IRU dark fiber, capacity services and conduit to 360networks over the Broadband Network in Argentina and Brazil, including the new Argentina-Brazil link, as a result of the breach by 360networks of its payment obligations under those contracts. Between March and May 2001, we made available segments of the IRU dark fiber and capacity services to 360networks for acceptance, but 360networks failed to make certain payments as required by our contracts with them. 360networks also failed to make certain payments for collocation space in our telehouses in Sao Paulo and Rio de Janeiro, Brazil and Buenos Aires, Argentina, and we terminated those contracts as well. We have also terminated a contract with 360networks for collocation space in Caracas, Venezuela, also for payment default by 360networks.

      Our IRU dark fiber, capacity services and construction contracts with 360networks contemplated total payments of approximately $98.8 million in advance upon delivery of the IRU dark fiber, capacity services and conduit construction to 360networks and additional recurring payments, totaling approximately $45.0 million over the term of the contracts, for maintenance services. As of the termination of the contracts, 360networks had paid us a total of $25.8 million and was in default on additional payments totaling $32.0 million. In addition, 360networks is in default on payments for collocation services totaling $0.8 million.

      We have commenced arbitration and litigation proceedings against 360networks for damages under the terminated contracts for the provision of IRU dark fiber and capacity services, as contemplated by the relevant agreements. 360americas and the other subsidiaries with which we had contracted were not included in the series of bankruptcy and insolvency filings made in the United States and Canada by their parent, 360networks, Inc. and certain of its other affiliates. 360networks, Inc. has announced that it intends to seek a buyer of its South American undersea fiber optic cable system. We intend to aggressively pursue our remedies against 360networks, including our claim for damages due under the terminated contracts, but are unable to predict whether we will prevail in any such proceedings and, if so, whether 360networks would be able to pay any arbitration or litigation award that might be entered in our favor.

      During the pendency of the arbitration and litigation proceedings, we will continue to include as Deferred Revenues on our balance sheet the amount received from 360networks as downpayments under the terminated contracts, after deducting amounts that were due and payable at the time of the termination of the 360networks contracts. As of December 31, 2001, the balance of such Deferred Revenues was $22.6 million.

Item 4.     Submission of Matters to a Vote of Security-Holders

      There were no matters submitted during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for Registrants’ Common Equity and Related Stockholder Matters

      Our common stock has been traded on the Nasdaq National Market under the symbol “IMPT” since the effective date of our initial public offering on February 1, 2000. Prior to that time, including during periods covered by this Report, there was no public market for our common stock. On March 28, 2002 the last reported price of our common stock on the Nasdaq National Market was $0.05 per share. Based upon information supplied to us by the registrar and transfer agent for our common stock, the number of common stockholders of record on March 28, 2002 was 61, not including beneficial owners in nominee or street name. We believe that a significant number of shares of our common stock are held in nominee name for beneficial owners.

      As we have previously announced (see “Reports on Form 8-K” under Item 14(b) of this Report), we have received a notice from the Nasdaq National Market warning that our stock may be delisted because our common stock has failed to maintain the minimum bid price and the market value of public float required by Nasdaq’s Marketplace Rules. In accordance with Nasdaq’s Marketplace Rules, we have 90 calendar days, or until May 15, 2002, to regain compliance. If we are unable to demonstrate compliance on or before May 15, 2002, Nasdaq staff will provide us with written notification that our common stock will be delisted. In such an event, we would seek to have our common stock traded on the Nasdaq Over-The-Counter Bulletin Board.

      The following table shows the high and low sales price of our common stock for each fiscal quarter during the year ended December 31, 2001, as reported on the Nasdaq National Market System.

	2001

Quarter	High	Low

First	$4.4375	$3.6875
Second	2.19	2.00
Third	.32	.18
Fourth	.22	.20

      Our board of directors has not declared any dividends on our common stock since our inception.

Item 6.     Selected Financial Data

      The following selected financial data are for our company on a consolidated basis and separately for IMPSAT Argentina, in each case in accordance with U.S. GAAP. The following financial data have been derived from our company’s audited consolidated financial statements and IMPSAT Argentina’s audited financial statements for the respective years. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes included at the back of this Report.

OUR COMPANY

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(in thousands, except per share amounts)
Statement of operations data:
Net revenues from services:
Data and value added services	$149,338	$183,213	$195,110	$214,268	$239,816
Internet	7,971	20,207	26,044	35,996	45,403
Telephony	—	—	—	235	11,762
Services to carriers	—	—	—	885	7,360

Total net revenues from services	157,309	203,420	221,154	251,384	304,341
Sales of equipment	3,756	4,669	7,297	13,083	14,952
Broadband Network development revenues	—	—	—	57,676	7,197

Total net revenues	161,065	208,089	228,451	322,143	326,490

Costs and expenses:
Direct costs:
Contracted services	16,774	17,897	21,853	29,573	40,629
Other direct costs	12,541	16,096	31,055	21,349	35,416
Leased capacity	19,230	31,228	49,666	74,188	87,057
Broadband network cost	—	—	—	34,729	3,335
Cost of equipment sold	3,137	3,665	5,187	12,308	10,472
Salaries and wages	29,109	38,198	46,174	68,922	82,095
Selling, general and administrative	28,237	37,189	40,631	58,471	52,964
Asset impairment charge	—	—	—	—	381,888
Depreciation and amortization	28,673	36,946	130,071	84,488	123,678

Operating income (loss)	23,364	26,870	(96,186)	(61,885)	(491,044)
Other income (expenses):
Interest income and investment gains	1,336	4,686	7,418	27,394	10,687
Interest expense	(25,608)	(49,384)	(62,979)	(112,894)	(143,521)
Net gain (loss) on foreign exchange	(276)	675	(8,042)	(10,614)	(41,182)
Recognition of other-than-temporary decline in value of investments	—	—	—	—	(20,650)
Other (loss) income, net	(151)	760	15,305	704	(2,125)

Loss before income taxes, cumulative effect and minority interest	(1,335)	(16,393)	(144,484)	(157,295)	(687,835)
(Provision for) benefit from income taxes	(5,263)	(3,805)	20,733	4,547	(27,420)

Loss before cumulative effect and minority interest	(6,598)	(20,198)	(123,751)	(152,748)	(715,255)
Cumulative effect of a change in accounting principle, net of tax	—	(1,269)	—	—	—
(Income) loss attributable to minority interest	(993)	(2,502)	6,225	—	—
Dividends on redeemable preferred stock	—	(10,018)	(14,017)	(1,393)	—

Net loss attributable to common stockholders	$(7,591)	$(33,987)	$(131,543)	$(154,141)	$(715,255)

Net loss per common share: Basic and diluted	$(0.14)	$(0.71)	$(2.42)	$(1.74)	$(7.82)

Weighted average number of common shares: Basic and diluted	53,594	47,983	54,447	88,534	91,429

	As of December 31,

	1997	1998	1999	2000	2001

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,439	$90,021	$97,507	$67,737	$35,606
Trading investments	—	—	—	240,892	29,319
Total current assets	65,015	159,099	179,026	458,873	165,768
Property, plant and equipment, net	255,422	330,726	310,330	381,674	214,459
Broadband Network, net	—	—	71,868	364,221	310,598
Investments	4,178	10,708	235,925	15,091	3,307
Total assets	339,916	527,218	828,332	1,374,750	718,574
Total current liabilities	103,438	97,910	196,931	220,305	1,133,635
Total short-term debt and current portion of long-term debt	60,375	40,400	38,677	52,980	967,399
Total long-term debt, net	159,677	379,292	445,634	915,263	23,189
Minority interest	10,398	13,071	—	—	—
Redeemable preferred stock	—	135,018	149,035	—	—
Stockholders’ equity (deficiency)	63,389	(101,519)	15,341	158,585	(552,642)

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(in thousands)
Other Financial Data:
EBITDA(1)	$52,037	$63,816	$33,885	$22,603	$14,522
Cash flow provided by (used in):
Operating activities	17,139	16,740	3,849	(87)	(71,077)
Investing activities	(58,080)	(128,155)	(133,975)	(511,481)	51,885
Financing activities	22,485	191,523	139,336	485,695	(5,961)
Capital expenditures	56,440	109,934	155,440	447,471	226,825

(1)	“EBITDA” is defined as operating income plus depreciation and amortization expense and the asset impairment charge. We are presenting EBITDA because some investors use it as a measure of a company’s ability to service its debt and as a measure of operating performance. However, EBITDA is not determined using generally accepted accounting principles, and therefore our EBITDA is not necessarily comparable to EBITDA of other companies. Investors should not view EBITDA as an alternative to cash flows calculated under generally accepted accounting principles, which we have also presented. EBITDA is not “free cash flow,” because it will be used to pay interest expense and remaining amounts after we pay our interest expense will be used to pay taxes and make capital expenditures.

IMPSAT ARGENTINA

		Month
	Years Ended	Ended
	November 30,	December 31,	Year Ended December 31,

	1997	1997	1998	1999	2000	2001

	(in thousands, except per share amounts)
Statement of operations data:
Net revenues from services:
Data and value added services	$85,387	$7,150	$92,677	$94,454	$102,889	$91,955
Internet	4,052	502	6,084	9,162	12,230	17,863
Telephony	—	—	—	—	—	8,905
Services to carriers	—	—			885	3,561

Total net revenues from services	89,439	7,652	98,761	103,616	116,004	122,284
Sales of equipment	2,202	478	1,780	6,593	12,221	7,962
Broadband Network development revenues	—	—	—	—	32,272	—

Total net revenues	91,641	8,130	100,541	110,209	160,497	130,246

Costs and expenses:
Direct costs:
Contracted services	7,232	706	9,253	10,857	15,131	17,498
Other direct costs	10,885	760	10,241	20,017	12,001	26,243
Leased capacity	9,614	944	11,557	20,036	30,121	36,575
Broadband network cost	—	—	—	—	18,057	—
Cost of equipment sold	1,674	391	1,556	4,673	10,841	6,346
Salaries and wages	15,823	1,086	16,342	19,672	29,670	35,163
Selling, general and administrative	15,720	778	16,298	16,903	26,478	18,781
Depreciation and amortization	18,033	1,562	20,515	59,039	38,171	55,390
Asset impairment charge	—	—	—	—	—	245,565

Operating income (loss)	12,660	1,903	14,779	(40,988)	(19,973)	(311,315)
Other income (expenses):
Interest income and investment gains	—	—	1,749	1,199	716	1,843
Interest expense	(12,617)	976	(14,571)	(13,690)	(12,513)	(24,775)
Net gain (loss) on foreign exchange			21	(78)	190	(17,948)
Other income, net	9	4	16	4820	5	85

Income (loss) before income taxes	52	931	1,994	(48,737)	(31,575)	(352,110)
(Provision) benefit from income taxes	(3,247)	(311)	—	5,982	6,986	(8,667)

Net income (loss)	$(3,195)	$620	$1,994	$(42,755)	$(24,589)	$(360,777)

	As of
	November 30,	As of December 31,

	1997	1997	1998	1999	2000	2001

	(in thousands)
Balance sheet data:
Cash and cash equivalents	$5,843	$6,169	$13,489	$4,199	$12,051	$3,979
Total current assets	38,147	40,475	50,810	58,805	120,297	79,503
Broadband Network, net				28,944	176,961	105,995
Property, plant and equipment, net	148,786	147,431	167,653	155,045	163,754	40,149
Total assets	196,850	197,820	234,844	272,978	$494,775	235,471
Total current liabilities	71,999	72,771	168,015	175,266	113,755	239,795
Total short-term debt and current portion of long-term debt	40,570	43,644	77,694	15,118	24,245	162,390
Long-term debt, net	63,338	63,029	1,802	46,124	127,626	3,183
Advances from parent company	—	—	—	—	7,523	2,448
Stockholders’ equity (deficiency)	60,017	60,637	63,542	76,787	220,833	(60,160)

	Years Ended	Year Ended
	November 30,	December 31,	Year Ended December 31,

	1997	1997	1998	1999	2000	2001

	(in thousands)
Other Financial Data:
EBITDA	$30,693	$3,465	$35,294	$18,051	$18,198	$(10,360)
Cash flow provided by (used in):
Operating activities	9,971	(2,232)	17,381	20,407	6,515	5,243
Investing activities	(19,596)	(207)	(40,818)	(48,332)	(105,400)	(76,553)
Financing activities	12,913	2,765	31,117	18,275	106,737	62,238
Capital expenditures	22,657	—	40,353	75,374	194,897	106,384

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Financial Restructuring. On March 11, 2002, management, advised by investment banking firm Houlihan Lokey Howard & Zukin Capital, concluded negotiations with an ad hoc committee representing certain holders of debt under its Broadband Network Vendor Financing Agreements and certain holders of its Notes Due 2003, Notes due 2005 and Notes due 2008, of a non-binding term sheet agreement in principle relating to the terms of a proposed restructuring of these long-term obligations as part of a comprehensive financial restructuring of our company. The term sheet contemplates the following principal components of the proposed restructuring plan:

•	all of the shares of our existing common stock, options granted under our stock option plans and any other equity interests would be cancelled, retired and eliminated with no consideration paid therefor, and IMPSAT Fiber Networks, Inc. would issue “new common stock” in accordance with the proposed restructuring plan

•	creditors under the Broadband Network Vendor Financing Agreements would receive

•	$140.7 million senior secured debt issued by IMPSAT Argentina and IMPSAT Brazil and guaranteed by IMPSAT Fiber Networks

•	$22.5 million of new senior convertible notes guaranteed by IMPSAT Argentina and convertible into 5% of the our new common stock on a fully-diluted basis and

•	warrants to acquire up to 15% of our new common stock on a fully-diluted basis.

•	holders of the Notes due 2003 would receive $67.5 million of new senior convertible notes guaranteed by IMPSAT Argentina and convertible into 23% of our new common stock on a fully-diluted basis

•	holders of the Notes due 2005 and the Notes 2008 would exchange those securities for 98% of our new common stock, subject to certain dilutive events

•	our guarantees of certain indebtedness owed by our operating subsidiaries to certain of their respective creditors will either be restructured in exchange for new senior convertible notes and warrants consistent with and proportionate to the restructuring treatment of analogous indebtedness under the Broadband Network Vendor Financing Agreements, or canceled in exchange for equity in our company

•	no distribution to existing stockholders of our company

•	management would receive 2% of our new common stock plus stock options representing 8% of our new common stock.

      The term sheet agreement in principle provides that completion of the proposed restructuring plan would be subject to certain conditions, including its acceptance by affected classes of our securities holders in accordance with the U.S. Bankruptcy Code. Further details regarding the term sheet agreement in principle are disclosed in the section captioned “Financial Restructuring” under note 1 to our consolidated financial statements.

      Revenues. Our contracts with our customers have in the past typically ranged in duration from six months to five years and contracts with our private telecommunications network customers have generally been three-year contracts. Under the recent Argentine “pesification” decree, if a contract denominated in pesos is entered into after the decree’s enactment, payments under that contract are not entitled to be adjusted according to the CER or any other consumer price index. Accordingly, in order to mitigate our inflation risk, we expect that our new peso-denominated contracts in Argentina will typically be for shorter terms ranging from three to six months. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the quantity and type of equipment installed. Except in Brazil and, since the recent “pesification” decree, in Argentina, the fees stipulated in the contracts are generally denominated in U.S. dollar equivalents. See “Certain Considerations — We are vulnerable to currency fluctuations...” and

“— Currency Risks.” Services (other than installation fees) are billed on a monthly, predetermined basis, which coincide with the rendering of the services. We report our revenues net of deductions for sales taxes.

      We have experienced, and anticipate that we will continue to experience, downward pressure on our prices as we expand our customer base, confront growing competition for private telecommunications network services, and endure the effects of economic downturns in our countries of operation. When we have renewed and/or expanded our contracts with existing customers, the prices we charge have generally declined. In addition, as our business in a particular country matures, our rate of growth in that country tends to slow. In particular, this has occurred in Argentina and in Colombia. To compensate for slower growth in maturing markets, we will seek to provide new services through our Broadband Network.

      Although we believe that our geographic diversification provides some protection against economic downturns in any particular country, our results of operations and business prospects are influenced by the overall financial and economic conditions in Latin America. Most of the countries in which we operate are undergoing, or have experienced in recent years, political and economic volatility. With the exception of the United States and Mexico (which account for only a small portion of our consolidated revenues), each of the countries in which we operate have suffered in recent years and, in some cases, continue to experience, economic recession. In particular, Argentina, our largest market in terms of revenues generated, is experiencing severe economic and political crises. See “Certain Considerations — Economic and political conditions in Latin America pose numerous risks to our operations.” These conditions may have material adverse effects on our business, results of operation and financial condition.

      Costs and Expenses. Our costs and expenses principally include:

•	direct costs

•	salaries and wages

•	selling, general and administrative expenses

•	asset impairment charge

•	depreciation and amortization

      Our direct costs include payments for leased satellite transponder and fiber optic capacity. Our completion of the Broadband Network should decrease our payments for leased capacity as a percentage of revenues as we shift transmission from leased satellite facilities to our Broadband Network after satellite contracts expire. The other principal items composing direct costs are contracted services costs, and other direct costs. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. Installation and de-installation costs are the costs we incur when we install or remove earth stations, microstations and other equipment from customer premises. Other direct costs include:

•	licenses and other fees

•	sales commissions paid to third-party sales representatives

•	allowance for doubtful accounts

      Our selling, general and administrative expenses consist principally of:

•	publicity and promotion costs

•	fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance and corporate telecommunication and energy expenses

      Currency Risks. In early January 2002, as Argentina’s ongoing political and financial crisis deepened, the country defaulted on its massive foreign debt and the government of President Eduardo Duhalde, who entered office on January 1, 2002, abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and has been volatile since. As of April 10, 2002, the floating exchange rate was 2.78 pesos to the U.S. dollar. The devaluation of the Argentine peso will generally affect our consolidated financial statements by generating foreign exchange gains or losses on peso-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in our revenues, costs and expenses in Argentina.

      During December 2001, the Argentine government instituted a system for the freezing of the deposits in its financial system. In February 2002, these measures led to, among other things, the “pesification” decree. Generally, this decree mandates that all monetary obligations arising from agreements subject to Argentine law denominated in foreign currency and existing as of January 6, 2002 are mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso. Such obligations generally may be adjusted pursuant to the CER, as published by the Argentine central bank based on the Argentine consumer price index. Under the “pesification” decree, after the foreign currency denominated contracts are converted to pesos (at the one peso to one U.S. dollar rate), the contracts may be privately renegotiated by the parties back into foreign currency denominated terms. Under the “pesification” decree, if a contract governed by Argentine law is entered into after the decree’s enactment, that contract may be denominated in either U.S. dollars or pesos. However, if the parties choose to denominate the new contract in pesos, payments under that contract are not entitled to be adjusted according to the CER or any other consumer price index. Contracts denominated in pesos before the decree continue to be denominated in pesos, unaffected by the decree. Finally, the decree provides that if the value of the goods sold or services rendered is higher or lesser than the price payable after the mandatory “pesification,” either party may request an “equitable adjustment” of such price. If the parties do not agree on the “equitable adjustment,” the dispute is to be settled by the courts, which will attempt to preserve the contractual agreement between the parties. The devaluation and the “pesification” of agreements of our company governed by Argentine law may have adverse, unknown and unforeseeable effects on our company.

      Since the “pesification” decree, IMPSAT Argentina’s customer contracts and operating cash inflows are now predominantly denominated in pesos. Moreover, IMPSAT Argentina’s debt service payments and a significant portion of its costs (including capital equipment purchases and payments for certain leased telecommunications capacity) are denominated in U.S. dollars. Accordingly, our financial condition and results of operations in Argentina are dependent upon IMPSAT Argentina’s ability to generate sufficient pesos (in U.S. dollar terms) to pay its costs, expenses and to satisfy its debt service requirements. Because of the recent nature of these events and the significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina, management cannot presently determine or reasonably estimate the impact a continued economic crisis in that country could possibly have on IMPSAT Argentina’s and our company’s overall cash flows, financial condition, and results of operations.

      Numerous uncertainties exist surrounding the ultimate resolution of Argentina’s economic and political instability and actual results could differ from those estimates and assumptions utilized. The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may adversely and materially impact, among other items, (i) the realized revenues we receive for services offered in Argentina; (ii) the timing of repatriations of any dividends or other cash flow from IMPSAT Argentina to our holding company in the United States; (iii) our asset valuations; and (iv) our peso-denominated monetary assets and liabilities.

      Except in Argentina (since the “pesification” decree, to the extent discussed above) and Brazil, our contracts with customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during 2001. Given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, we are exposed to exchange rate risk. Furthermore, under Brazilian law and to the extent discussed above, under Argentina’s “pesification” decree, our contracts with customers in Brazil cannot and, under certain circumstances, our contracts with customers in Argentina may not, be linked to the exchange rate between the local currency and the U.S. dollar. Accordingly, operations in Argentina and Brazil increase our exposure to exchange rate risks.

      Effects of Global Crossing Insolvency. We are party to a series of agreements with several subsidiaries of Global Crossing Ltd. for the provision of telecommunications services. Pursuant to those agreements, which were initially signed in 1999, we have constructed a terrestrial portion of Global Crossing’s South American network between landing points on the Atlantic Ocean in Argentina and the Pacific Ocean in Chile, granted Global Crossing a series of indefeasible rights of use (IRU) capacity on our Broadband Network in Argentina, Brazil and Peru, provided Global Crossing with collocation space and related services in our data centers in Argentina, Brazil, Chile, Venezuela and Peru and provided Global Crossing with maintenance services for their telecommunications assets in Latin America. In addition, we acquired IRU and leased capacity on Global Crossing’s South American undersea fiber optic cable system in order to connect our Broadband Network with other parts of Latin America, the United States and the world.

      During 2001, we recognized revenues totaling $28.9 million from Global Crossing for the services provided under our agreements with Global Crossing. Of this amount, $18.0 million represented services that were billed on a quarterly basis, $8.1 million represented equipment sales, and $2.8 million represented the revenue recognition effect under the IRUs that we granted to Global Crossing in 2000 and for which Global Crossing paid us a total of $67.1 million in cash during 2000 and 2001. During the same period, Global Crossing invoiced us a total of $1.3 million, principally for maintenance services on the IRUs that we have acquired from Global Crossing. In general, invoices under our agreements with Global Crossing are submitted quarterly in advance and are payable 30 days after receipt.

      At March 31, 2002, Global Crossing was in default for a total of $5.6 million that we invoiced to them during the second half of 2001 and the first quarter of 2002. In January 2002, Global Crossing filed for protection under chapter 11 of the U.S. Bankruptcy Code. Although none of the Global Crossing subsidiaries that have amounts outstanding to us are currently included in Global Crossing’s chapter 11 filing, the company believes that these payment defaults are related to the significant cash shortfalls that Global Crossing is currently experiencing. In the second week of April 2002, Global Crossing paid us $2.6 million in respect of these defaulted amounts. In April 2002, we submitted invoices for a total of $3.0 million for services to be rendered under our agreements with Global Crossing for the second quarter of 2002.

      In light of Global Crossing’s payment defaults to us, we have declined to pay to Global Crossing a total of $1.9 million that Global Crossing has invoiced us for services through the first quarter of 2002. The amounts that we owe Global Crossing are principally owed to Global Crossing Bandwidth, Inc., a subsidiary of Global Crossing that is among the Global Crossing parties that have filed for relief under chapter 11.

      The difficulties being experienced by Global Crossing, including Global Crossing’s chapter 11 proceeding, could have an adverse effect on our financial condition and operations. In the event that Global Crossing’s bankruptcy proceedings were to expand to include any of the subsidiaries that are parties to our agreements, such an action could cause additional delays in our receipt of amounts due to us and /or Global Crossing could seek, in the applicable bankruptcy proceedings, to reject the contracts. In the latter case, any damages that we might have in respect of the rejected contracts would be treated as general unsecured claims in the applicable bankruptcy proceedings. In addition, in the event that Global Crossing were to sell or terminate its South American operations as part of its bankruptcy proceedings, our rights to continue to utilize the IRUs that we have purchased from Global Crossing Bandwidth, Inc. are unclear. If we were required to acquire substitute capacity from a competing undersea fiber optic system to link our operations, including our Broadband Network, to the United States and the rest of the World, we believe that our operations would be adversely affected for the period in which we changed reconfigured our telecommunications network. In addition, we would be required to incur additional costs for such capacity which are not currently included in our operating and capital expenditures budgets.

      We will monitor the Global Crossing bankruptcy proceedings and commercial relationship carefully. Our company is currently evaluating its contractual rights in respect of Global Crossing’s payment defaults and its alternatives with respect to the acquisition of alternative capacity in light of the uncertainty that Global Crossing will be able or willing to perform its obligations under its agreements with us.

Results of Operations

      The following table summarizes our results of operations:

	Year Ended December 31,

	1999		2000		2001

	(in thousands and as a percentage of consolidated revenues)
Net revenues:
Net revenues from services:
Data and value added services	$195,110	85.4%	$214,268	66.5%	239,816	73.5%
Internet	26,044	11.4	35,996	11.2	45,403	13.9
Telephony	—	—	235	0.1	11,762	3.6
Services to carriers			885	0.3	7,360	2.2

Total net revenues from services	221,154	96.8	251,384	78.0	304,341	93.2
Sale of equipment	7,297	3.2	13,083	4.1	14,952	4.6
Broadband network development revenues	—	—	57,676	17.9	7,197	2.2

Total net revenues	228,451	100.0	322,143	100.0	326,490	100.0
Direct costs:
Contracted services	21,853	9.6	29,573	9.2	40,629	12.4
Other direct costs	31,055	13.6	21,349	6.6	35,416	10.8
Leased capacity	49,666	21.7	74,188	23.0	87,057	26.7
Broadband network cost			34,729	10.8	3,335	1.0
Cost of equipment sold	5,187	2.3	12,308	3.8	10,472	3.2

Total direct costs	107,761	47.2	172,147	53.4	176,909	54.2
Salaries and wages	46,174	20.2	68,922	21.4	82,095	25.1
Selling, general and administrative expenses	40,631	17.8	58,471	18.2	52,964	16.2
Asset impairment charge	—	—	—	—	381,888	117.0
Depreciation and amortization	130,071	56.9	84,488	26.2	123,678	37.9
Interest expense, net	55,561	24.3	85,500	26.5	132,834	40.7
Net loss on foreign exchange	8,042	3.5	10,614	3.3	41,182	12.6
Recognition of other-than-temporary decline in value of investments	—	—	—	—	(20,650)	(6.3)
Other income (loss), net	15,305	6.7	704	0.2	(2,125)	(0.7)
Benefit from (provision for) foreign income taxes	20,733	9.1	4,547	1.4	(27,420)	(8.4)

Net loss attributable to common stockholders	$(131,543)	(57.6)%	$(154,141)	(47.8)%	$(715,255)	(219.1)%

2001 Compared to 2000

      Revenues. Our total net revenues for 2000 and 2001 equaled $322.1 million and $326.5 million. Net revenues were composed of net revenues from services, sales of equipment and Broadband Network development revenues.

      Our net revenues from services for 2001 totaled $304.3 million, an increase of $53.0 million (or 21.1%) compared to 2000. Our net revenues from services during 2001 included net revenues from:

•	data and value added services, which include satellite and broadband data transmission services, systems integration and other information technology services, data center services, and other value-added services

•	Internet, which is composed of our Internet backbone access and managed modem services to ISPs and other telecommunications providers, and related collocation and web hosting services that we provide through our advanced hosting facilities

•	telephony, including local, national and international long-distance services, and

•	services to carriers, which consist of our wholesale long-haul services to other telecommunications carriers (including revenue recognition from the sale of IRU capacity on our Broadband Network to, and our provision of switching and transportation of telecommunications traffic services for, such carriers), and related maintenance services to those carriers.

      The following table shows our revenues from services by business lines (after elimination of intercompany transactions) for the periods indicated:

	December 31,

	1999	2000	% change(1)	2001	% change(1)

	(dollar amounts in thousands)
Data and value added services:
Broadband	$33,721	$51,260	52.0%	$85,579	67.0%
Satellite	160,059	159,265	(0.5)	137,053	(13.9)
Other value added services	1,330	3,743	181.4	17,184	359.1

Total	195,110	214,268	9.8	239,816	11.9
Internet	26,044	35,996	38.2	45,403	26.1
Telephony	—	235	—	11,762	4,905.1
Services to carriers	—	885	—	7,360	731.6

Total net revenues from services	$221,154	$251,384	13.7	$304,341	21.1

(1)	Increase (decrease) compared to previous year.

      Growth in our net revenues from services resulted primarily from data and other value added services, Internet and telephony services and from services to carriers.

•	With respect to revenues from data and other value added services, revenues from our broadband services increased compared to 2000 in concert with the migration during 2001 of new and existing customer traffic to the Broadband Network, the construction of which was completed in the last quarter of 2000. Data service center services also contributed to our revenues in this category. Our revenues from satellite services during 2001 declined in comparison to 2000 due to: (i) lower satellite-based services volume (as we transferred telecommunications services to our Broadband Network), (ii) downward pressure on our prices (because of competition and adverse economic conditions), and (iii) a number of customer cancellations or non-renewals.

•	The increase in Internet services resulted in part from the expansion during 2001 of our Internet access services in Argentina to AOL Argentina S.R.L., an affiliate of America Online, Inc., which services commenced upon AOL Argentina’s launch in August 2000. The total increase in our Internet revenues was partially offset by lower revenues caused by renegotiated or terminated contracts with Internet service providers in Argentina and Brazil.

•	Our telephony services revenues grew during 2001 following the introduction of switched voice service in Argentina during the fourth quarter of 2000. In particular, during the second half of 2001, switched voice services to corporate customers in Argentina and international call terminations provided to end-users in Peru and the United States were principal sources of this revenue growth.

•	Our revenues from services to carriers increased in 2001 compared to 2000 as a result of our completion of the Broadband Network in the fourth quarter of 2000, which enabled us to more fully implement this service line.

      Global Crossing and 360networks were the principal customers for our data center services and services to carriers during 2001. As a result of the cancellation of our contracts with 360networks in June 2001, Global Crossing’s ongoing insolvency proceedings, and the decline in demand by telecommunications companies for “dark” and “lit” fiber capacity, we anticipate that we may generate significantly lower data center services and services to carriers revenues during 2002.

      Overall, growth in our revenues from services for 2001 as compared to the prior year reflected a net increase in the number of customers and scope of services we provided, offset in part by decreasing prices. We had 2,877 customers at December 31, 2001, compared to 2,656 customers at December 31, 2000.

      The following table shows the evolution of our customer base for the periods indicated:

	Number of Customers

	December	December	% Change(1)
	31, 2000	31, 2001

IMPSAT Argentina	1,146	1,100	(4.0)%
IMPSAT Colombia	672	699	4.0
IMPSAT Brazil	238	387	62.6
IMPSAT Venezuela	251	245	(2.4)
IMPSAT Ecuador	210	236	12.4
IMPSAT Mexico	51	47	(7.8)
IMPSAT Chile	9	57	533.3
IMPSAT Peru	15	33	120.0
IMPSAT USA	64	73	14.1

Total	2,656	2,877	8.3

(1)	Increase (decrease) as of December 31, 2001 compared to as of December 31, 2000.

      During 2001, we gained a net total of 221 customers, an increase of 8.3% compared to the prior year. Due to adverse economic conditions in Argentina, we lost a net total of 46 customers in that country during 2001. Adverse economic conditions experienced in Argentina and Brazil have led us to reduce our customer expansion efforts in the small and medium customer segments as these customers have declined to commit to increased expenditures for their telecommunications needs pending their own assessments of the expected length and severity of the ongoing economic crises.

      In addition to net revenues from services, our total net revenues for 2001 included revenues from sales of equipment and Broadband Network development revenues. Revenues from equipment sales for 2001 totaled $15.0 million, a $1.9 million (or 14.3%) increase over 2000. Broadband Network development revenues for 2001 totaled $7.2 million compared to $57.7 million of such revenues for 2000. We currently anticipate only minimal sales of equipment during 2002 and we do not anticipate any additional Broadband Network development revenues during 2002.

      Our Broadband Network development revenues for 2000 related to our construction on behalf of affiliates of Global Crossing Ltd. of certain terrestrial segments connecting that company’s fiber optic cable system between South America with North America. Our Broadband Network development revenues for 2001 related to our construction of additional backhaul segments for Global Crossing’s fiber optic cable system and for a similar fiber optic cable system that was being developed by 360networks, Inc. These revenues were predominantly recorded during the first quarter of 2001 upon our delivery of the constructed segments to Global Crossing and 360networks. These amounts in 2001 include a total of $1.9 million recognized upon the delivery of certain segments to 360networks for which payment of $0.4 million has not been received to date. In June 2001, we terminated a series of contracts that we had signed with 360networks due to the latter’s payment default of its obligations under those contracts to us. For a description of this matter, refer to “Legal Proceedings.”

      The following table shows our revenues by operating subsidiary for the periods indicated (including intercompany transactions):

	Year Ended December 31,

	1999	2000	2001

	(in thousands)
IMPSAT Argentina
Services	$103,616	$116,004	$122,284
Sale of equipment	6,593	12,221	7,962
Broadband network development	—	32,272	—
IMPSAT Colombia
Services	61,047	54,819	62,087
Sale of equipment	—	—	493
IMPSAT Venezuela
Services	22,972	28,038	31,411
Sale of equipment	260	89	1,235
IMPSAT Brazil
Services	8,503	27,947	42,816
Sale of equipment	65	308	2,627
Broadband network development	—	9,336	2,552
Other(1)
Services	50,172	56,171	85,593
Sale of equipment	379	465	2,635
Broadband network development	—	16,068	4,645

(1)	Other includes IMPSAT Ecuador, IMPSAT Mexico, IMPSAT USA, IMPSAT Chile, IMPSAT Peru and, prior to 2000, our former Brazilian subsidiary, Mandic S.A. On October 5, 1999, we sold the retail dial-up Internet business of Mandic to El Sitio, Inc., and merged Mandic’s remaining operations into IMPSAT Brazil.

      The growth in our net revenues from services has been adversely impacted during the past three years by the continued adverse economic conditions in our most important markets in Argentina, Brazil and Colombia. See “Certain Considerations — Economic and political conditions in Latin America pose numerous risks to our operations.”

      Argentina, which has been mired in economic recession for the past four years, is our largest market. In the first weeks of January 2002, Argentina defaulted on its external debt payments and devalued its currency, exacerbating declining commercial confidence and activity and further inflating exorbitant costs of financing for Argentine companies. Argentina continues to experience recessionary conditions and a lack of access to international capital markets and has recently faced internal disruption and social unrest. For the foreseeable future, we do not expect the recession affecting the Argentine economy will subside or that future economic and political developments in Argentina will improve, and it is possible that the Argentine economic and political environment could deteriorate even further. The worsening political and economic crisis in Argentina, our largest country of operation, will continue to have a materially adverse impact on our financial condition and results of operations. See “Certain Considerations — Economic and political conditions in Latin America pose numerous risks to our operations” for a description of the economic and political crisis in Argentina.

      During 2001, IMPSAT Argentina’s financial condition and results of operations were severely and negatively affected by currency fluctuations, inflation, interest rates, taxation and other political, social and economic developments in and affecting Argentina. Although the introduction of the Broadband Network in the fourth quarter of 2000 enabled us to expand our range of services and attract additional sources of revenue, the ongoing severe economic downturn in Argentina has adversely affected many of our customers in that country and caused a number of them to terminate their contracts with us, fail to renew their contracts, or reduce the amount of services contracted. See “Business — Customers.” During the remainder of 2002, we expect these negative conditions to continue to materially and adversely impair our business, financial condition and results of operations. Furthermore, as a result of the “pesification” of IMPSAT Argentina’s customer contracts and operating cash inflows, along with the devaluation of the peso against the U.S. dollar, we expect that IMPSAT Argentina’s revenues will decline significantly during 2002. This decrease in revenue could exceed 50% of net revenues as compared to IMPSAT Argentina’s revenues for 2001.

      Our total net revenues at IMPSAT Argentina for 2001 totaled $130.2 million, a decrease of $30.3 million (or 18.8%) compared to 2000. This decrease in revenues relates principally to our recognition in the third quarter of 2000 of $32.3 million in Broadband Network development revenues upon delivery of telecommunications infrastructure to Global Crossing. Excluding Broadband Network development revenues and other equipment sales revenues, IMPSAT Argentina’s net revenues from services for 2001 totaled $122.3 million, an increase of $6.3 million (or 5.4%) compared to 2000.

      Brazil, where we commenced operations in 1998, also experienced a significant devaluation of its currency against the U.S. dollar during 2001. As of December 31, 2001, the real had devalued against the U.S. dollar by 18.7% compared to the exchange rate as of December 31, 2000. This and prior devaluations have had a negative effect on our real-denominated revenues. Although the recent worsening of the Argentine economic crisis has so far not significantly affected the Brazilian economy, there can be no assurance that such adverse effects will not occur in the near term. Due to the size and nature of Brazil’s trading relationship with Argentina, the possible expectation of corresponding risks in Brazil by foreign investors and the developing nature of the Argentine economic crisis, economic and market conditions for our Brazilian operations could be adversely affected in the foreseeable future by recent events in Argentina.

      Despite the devaluation of the Brazilian real against the U.S. dollar, IMPSAT Brazil’s revenues for 2001 totaled $48.0 million, an increase of $10.4 million over 2000. Revenues from services for 2001 were $42.8 million, a 53.4% increase from 2000. In local currency terms, IMPSAT Brazil’s 2001 revenues from services increased by 95.3% as compared to 2000. We currently expect net revenues in Brazil to increase slightly in 2002 over 2001. At December 31, 2000, the real traded at a rate of R$1.95 = $1.00. The real depreciated during 2001, reaching a low of R$2.78 = $1.00 during the fourth quarter of that year, and closing at R$2.32 = $1.00 at December 31, 2001. See further discussion in “— Net (Loss) Gain on Foreign Exchange.”

      In Colombia, after a period of declining revenues throughout 2000 due to the general deterioration in the Colombian economy, we recorded an increase in revenues during 2001 of 14.2% over 2000. We expect that our revenues in Colombia will stabilize at current levels during 2002.

      Revenues at IMPSAT Venezuela equaled $32.6 million for 2001, an increase of $4.5 million (or 16.1%) over 2000. IMPSAT Ecuador’s revenues grew during 2001 to a total of $15.8 million, an increase of $1.2 million (or 8.2%) over 2000. Our operations in the United States also showed improved results. IMPSAT USA’s revenues totaled $37.2 million 2001, an increase of $9.5 million (or 34.2%) as compared to 2000. This is primarily a result of increased network services and Internet backbone access services to multinational corporations with operations in Latin America.

      Direct Costs. Our direct costs for 2001 totaled $176.9 million, an increase of $4.8 million (or 2.8%), compared to 2000.

      Of our total direct costs for 2001, $86.7 million related to the operations of IMPSAT Argentina, compared to $86.2 million at IMPSAT Argentina for 2000. Direct costs for IMPSAT Brazil totaled $32.3 million for 2001, compared to $30.7 million for 2000. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

(1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During 2001, our contracted services costs totaled $40.6 million, an increase of $11.1 million (or 37.4%) compared to 2000. Of this amount, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $27.4 million for 2001 compared to $17.0 million during 2000. Our maintenance costs increased because we had more infrastructure, including the Broadband Network. Installation costs totaled $13.2 million for 2001 compared to $12.6 million during 2000.

(2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to third-party sales representatives; and our provision for doubtful accounts.

Sales commissions paid to third-party sales representatives for 2001 totaled $8.2 million compared to $8.1 million in 2000. The majority of these commissions related to customers of IMPSAT Argentina.

We recorded a provision for doubtful accounts of $16.8 million for 2001, compared to a net provision of $4.8 million for the previous year. At December 31, 2001, approximately 32.0% of our gross trade accounts receivable were past due more than six months compared to 26.4% at the end of 2000. At the same date in 2001, our allowance for doubtful accounts covered approximately 90.4% of our gross trade accounts receivable past due more than six months. The average days in quarterly gross trade accounts receivable increased from 71 days at December 31, 2000 to 89 days at December 31, 2001. The worsening of the recession in Argentina could adversely affect the quality of our accounts receivable from our customers in that country. IMPSAT Argentina’s allowance for doubtful accounts at year-end 2001 covered approximately 86.4% of its gross trade accounts receivable past due more than six months. Although management currently believes that this allowance is appropriate, our company will monitor the aging of its receivables in Argentina in light of the severe recession and currency devaluation being experienced in that country.

(3) Leased Capacity. Our leased capacity costs for 2001 totaled $87.1 million, which represented an increase of $12.9 million (or 17.4%) compared to 2000. This increase was primarily due to an increase in costs for interconnection and telephony termination costs and frequency rights, as further discussed below.

Our leased capacity costs for satellite capacity for 2001 totaled $39.1 million, a decrease of $0.2 million (or 0.5%) compared to 2000. During the fourth quarter of 2001, our leased satellite capacity totaled $8.2 million, a decrease of $3.0 million (or 26.8%) compared to the corresponding period in 2000. Leased satellite capacity costs declined in Argentina during 2001 as compared to 2000, in part due to our transitioning customers from satellite-based solutions onto the Broadband Network. Our satellite capacity costs increased principally in Venezuela and the United States, where we increased our satellite capacity to satisfy customer needs. We had approximately 967 MHz of leased satellite capacity at December 31, 2001 and 1,203 MHz at December 31, 2000.

Our costs for dedicated leased capacity on third-party fiber optic networks totaled $35.6 million for 2001, an increase of $3.3 million (or 10.3%) compared to 2000. During the fourth quarter of 2001, our dedicated leased capacity on third-party fiber optic networks totaled $7.8 million, a decrease of $2.8 million (or 26.1%) compared to the corresponding period in 2000. These costs were incurred principally in Argentina, Brazil and the United States. Prior to the implementation of our Broadband Network, we had incurred these higher costs of leased fiber optic capacity in Argentina and Brazil due to the continued demand by our customers in those countries for greater bandwidth and, in the United States, due to the expansion of our Internet service offerings where we provide a link between Latin

America and the U.S. Internet backbone. Although we are transferring increasing amounts of our telecommunications traffic to the Broadband Network as we migrate our customers to our Broadband Network, we will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services. We believe that our leased fiber optic capacity costs will decrease during 2002.

In connection with certain new services that we are offering as a result of the implementation of our Broadband Network and the effectiveness of our license in Argentina to provide domestic and international long distance services, we also incur costs for interconnection and telephony termination costs and frequency rights. These costs totaled $12.4 million during 2001 (composed of $8.0 million for interconnection and telephony termination costs and $4.4 million for frequency rights) as compared to $2.7 million for 2000 (entirely composed of costs for frequency rights). Our interconnection and telephony termination costs in Argentina totaled $6.7 million during 2001 (composed of $4.3 million for interconnection and telephony termination costs and $2.4 million for frequency rights) as compared to $1.2 million for 2000 (entirely composed of costs for frequency rights). Our interconnection and telephony termination costs increased during 2001 primarily as a result of the completion of our Broadband Network in Argentina and the effectiveness of our license in Argentina to offer telephony services. These events enabled us to provide the switched-voice domestic and international long distance telephony services that generated these costs in Argentina during 2001.

(4) Costs of Equipment Sold and Broadband Network Development. In 2001, we incurred costs of equipment sold of $10.5 million compared to costs of equipment sold of $12.3 million for 2000. During 2001, we incurred Broadband Network development costs of $3.3 million, compared to $34.7 million in 2000.

      We anticipate that our direct costs will decline in 2002 compared to 2001, principally because of the effect of the devaluation of the Argentine peso against the U.S. dollar, which will result in lower contracted services and other direct costs at IMPSAT Argentina, and because of lower costs of equipment sold (consistent with our expectation that sales of equipment will decline substantially in 2002). The decline in 2002 direct costs currently anticipated by our company could be offset by an increase in the provision for doubtful accounts if the Argentine economy falls further into recession.

      Salaries and Wages. Salaries and wages for 2001 totaled $82.1 million, an increase of $13.2 million (or 19.1%) compared to 2000. Salaries and wages for the last quarter of 2001 declined by $5.5 million as compared to such costs in the last quarter of 2000.

      As a result of the adverse economic conditions experienced in Argentina, Brazil and elsewhere in Latin America and as part of cost-control measures implemented by management following the end of the first quarter of 2001, our aggregate number of employees fell from 1,711 at December 31, 2000 to 1,370 at December 31, 2001. In connection with this reduction, our salaries and wages for 2001 include one-time severance payments totaling approximately $4.4 million, of which severance payments totaled $2.5 million at IMPSAT Argentina and $0.4 million at IMPSAT Brazil. Management expects that the reduction in headcount will result in savings of approximately $1.5 million per month during 2002. Management expects to continue to monitor the size of its total workforce and to make appropriate adjustments as required by financial and competitive circumstances.

      IMPSAT Argentina incurred salaries and wages for 2001 totaling $35.2 million, an increase of $5.5 million (or 18.5%) over 2000. IMPSAT Argentina had 446 employees as of December 31, 2001 as compared to 587 employees as of December 31, 2000.

      IMPSAT Brazil incurred salaries and wages for 2001 of $16.0 million, an increase of $3.0 million (or 23.1%) compared to 2000. IMPSAT Brazil decreased its number of employees to 316 persons at December 31, 2001, compared to 438 persons at December 31, 2000. IMPSAT Brazil’s salaries and wages for the last quarter of 2001 declined by $1.8 million (or 36.5%) as compared to such costs in the last quarter of 2000. In addition to our reduced employee headcount in that country, the decrease in salaries and wages at IMPSAT

Brazil during the last quarter of 2001 is in part related to the devaluation of the real against the U.S. dollar, which resulted in a decrease in U.S. dollar terms of our salaries and wages expense in Brazil.

      During 2002, we expect that the recent devaluation of the Argentine peso, in addition to the reduction in the number of our employees, will result in a decrease in U.S. dollar terms of our consolidated salaries and wages expense.

      Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance, telephone and energy expenses

      We incurred SG&A expenses of $53.0 million for 2001. These SG&A expenses represented a decrease of $5.5 million (or 9.4%) compared to 2000. Our SG&A expenses for 2001 declined due, in part, to a decrease in our publicity and promotion costs and to the positive effects of the devaluation of the real against the U.S. dollar, which decreased the dollar value of our SG&A expenses incurred in Brazil. SG&A expenses at IMPSAT Argentina for 2001 totaled $18.8 million, a decrease of $7.7 million (or 29.1%) compared to 2000.

      Management intends to take efforts in the coming periods to further control or reduce SG&A expenses. Such efforts, along with the effects of the devaluation of the Argentine peso, are anticipated to result in a further decline in SG&A expenses during 2002.

      Asset Impairment Charge. During 2001, in connection with our ongoing review of our business plan, cash flow and liquidity position, and the economic environment in Latin America, we determined that our long-lived assets primarily related to our telecommunication infrastructure were likely impaired. We calculated the present value of expected cash flows of our operating subsidiaries to determine the fair value of our telecommunication infrastructure. Accordingly, our company recorded a non-cash impairment charge of $381.9 million for 2001. This total charge included approximately $245.6 million for IMPSAT Argentina, $24.7 million for IMPSAT Brazil and $28.9 million for all other countries. In addition, the total charge also included approximately $82.7 million for a write-down of the value of goodwill generated by the acquisition of certain minority interests in the operating subsidiaries. Our company recorded this impairment charge based on internal estimates of fair value and other indicators, and not independent valuations of its telecommunication infrastructure.

      Depreciation and Amortization. Our depreciation and amortization expenses for 2001 totaled $123.7 million, an increase of $39.2 million (or 46.4%) compared to our depreciation and amortization for 2000. The increase in our depreciation and amortization expense reflects the continued growth in our asset base. Depreciation and amortization for IMPSAT Argentina for 2001 totaled $55.4 million. This represents an increase of $17.2 million (or 45.1%) compared to IMPSAT Argentina’s depreciation and amortization for 2000.

      Interest Expense, Net. Our net interest expense for 2001 totaled $132.8 million, consisting of interest expense (including financing costs and taxes) of $143.5 million and interest income of $10.7 million. Our net interest expense for 2001 increased $47.3 million (or 55.4%) over net interest expense for 2000. At December 31, 2001, we had cash, cash equivalents and other short-term trading investments of $64.9 million compared to $308.6 million at December 31, 2000. Our interest income has declined as we have utilized our cash and trading investments in connection with our capital expenditures and general corporate purposes.

      As discussed above under “Certain Considerations — We have defaulted on our indebtedness and could face liquidation,” we have defaulted on accrued and unpaid amounts under our senior notes and our Broadband Network Vendor Financing Agreements. The interest component of such defaulted amounts, which aggregate $42.1 million and $48.4 million, respectively, are included in our net interest expense for 2001 discussed in the preceding paragraph.

      For 2001, IMPSAT Argentina’s net interest expense totaled $22.9 million ($22.9 million after eliminating intercompany items), compared to $11.8 million ($10.8 million after eliminating intercompany items) for 2000.

      Our total indebtedness as of December 31, 2001 was $990.6 million as compared to $968.2 million as of December 31, 2000. As of December 31, 2001, total outstanding indebtedness at IMPSAT Argentina totaled $168.0 million ($165.6 million after eliminating intercompany items), compared to $159.4 million ($151.9 million after eliminating intercompany items) as of December 31, 2000. For 2001, the average interest rate on our indebtedness was 12.0%, compared to an average interest rate of 12.5% for 2000.

      Net Loss on Foreign Exchange. We recorded net losses on foreign exchange for 2001 of $41.2 million, compared to net losses of $10.6 million for 2000. As discussed in greater detail below, the increase in our losses on foreign exchange was primarily due to the devaluation of the Argentine peso and the Brazilian real against the U.S. dollar during 2001. IMPSAT Argentina recorded net losses on foreign exchange for 2001 totaling $17.9 million, compared to a net gain of $0.2 million for 2000. The explanation for this increase in IMPSAT Argentina’s net losses from foreign exchange is as follows. In response to the devaluation of the peso following the Argentine government’s adoption of the floating exchange rate system in January 2002, and the depreciation of our accounts receivable (in U.S. dollar terms) as a result of the “pesification” decree, we have remeasured IMPSAT Argentina’s financial position and results of operations for 2001 using the first subsequent free-floating rate for the settlement of transactions (which was 1.65 pesos = $1.00). This resulted in a remeasurement loss of approximately $16.5 million, which is included in IMPSAT Argentina’s (and our company’s consolidated) net loss on foreign exchange for 2001. For each quarter during future periods, we will record an additional remeasurement charge if the peso continues to devalue against the U.S. dollar during the quarter. As of April 10, 2002, the floating exchange rate was 2.78 pesos to the U.S. dollar. IMPSAT Brazil recorded net losses on foreign exchange for 2001 totaling $25.1 million, compared to a net losses of $10.6 million for 2000. The net losses on foreign exchange reflect the effect of the devaluation of the real against the U.S. dollar on the book value of our monetary assets and liabilities in Brazil, including the primarily dollar-denominated debt of IMPSAT Brazil under the Nortel Networks vendor financing agreement. At December 31, 2000, the real traded at a rate of R$1.95 = $1.00. At December 31, 2001, the real traded at a rate of R$2.32 = $1.00.

      Recognition of Other-Than-Temporary Decline in Value. We recorded a loss of $20.6 million during 2001 relating to the decline in value of our shares of common stock of Claxson Interactive Group Inc., an integrated media company with operations in Latin America (the “Claxson Shares”). This loss relating to our write down of our investment in the Claxson Shares was recorded because we had determined that, in accordance with the requirements under Statement of Financial Accounting Standard (SFAS) 115, the Claxson Shares had experienced an other than temporary decline in value. Our Claxson Shares, which had a market value of $0.9 million at December 31, 2001, were initially acquired in the fourth quarter of 1999 for a cost of $21.5 million.

      Benefit From (Provision for) Foreign Income Taxes. For 2001, we recorded a provision for foreign income taxes $27.4 million, compared to a benefit for foreign income taxes of $4.5 million for 2000. The provision for foreign income taxes in 2001 was principally caused by a valuation allowance made in the second quarter of 2001 totaling approximately $25.5 million. This valuation allowance was required to be recorded because it was not clear that utilization of tax benefits resulting from operating losses and other temporary differences are “more likely than not” to be realized, as stipulated by SFAS 109.

      Net Loss Attributable to Common Stockholders. For 2001, we incurred a net loss attributable to common stockholders of $715.3 million, an increase of $561.1 million (or 364.0%) compared to 2000. The increase in our net loss attributable to common stockholders was principally due to our recording in the third and fourth quarters of 2001 of the non-cash impairment charges discussed above.

2000 Compared to 1999

      Revenues. Our total net revenues for 1999 and 2000 equaled $228.5 million and $322.1 million. Net revenues in 2000 were composed of net revenues from services, sales of equipment and Broadband Network development revenues.

      Our net revenues from services for 2000 totaled $251.4 million, an increase of $30.2 million (or 13.7%) from 1999. Our net revenues from services during 2000 included net revenues from:

•	data and value added services

•	Internet

•	telephony, including local, national and international long-distance services, and

•	services to carriers

      Growth in our revenues from services resulted primarily from broadband data services, Internet services and equipment sales.

      In addition to net revenues from services, our total net revenues for 2000 included revenues from sales of equipment and Broadband Network development revenues. Revenues from equipment sales for 2000 totaled $13.1 million, a $5.8 million (or 79.3%) increase over 1999. Our Broadband Network development revenues for 2000 totaled $57.7 million, which related to our turnkey construction on behalf of Global Crossing Development Co. of the Trans-Andean Crossing System (also called the “TAC”) that we contracted to build for Global Crossing in the third quarter of 1999 and additional backhaul construction that we performed for Global Crossing in Brazil and Peru. See Note 6 to our consolidated financial statements.

      Our Broadband Network development revenues for 2000 were recorded upon our delivery to, and provisional acceptance by, Global Crossing of those segments of the TAC between Global Crossing’s submarine cable landing point at Las Toninas, Argentina and Santiago, Chile and other backhaul segments in Brazil and Peru. These revenues included a bonus payment of $4.0 million earned under our contract with Global Crossing for early delivery of the TAC segment. We delivered the final segment of the TAC, between Santiago, Chile and Global Crossing’s submarine landing point at Valparaiso, Chile, in March 2001.

      Despite the continued economic stagnation that we experienced during 2000 in many of our countries of operation, including Argentina and Colombia, we were able to achieve services revenue growth of 13.7% for 2000 as compared to 1999. Our services revenue growth was achieved principally because of an overall increase in the number of customers and services we provided, offset in part by decreasing prices. Excluding fax store and forward customers, we had 2,656 customers at December 31, 2000, compared to 1,745 customers at December 31, 1999. In 2000, we gained a total of 911 new customers, an increase of 52.2% from 1999. Customer growth was most pronounced in Argentina and Brazil, where the bulk of our marketing and sales efforts took place in connection with the introduction of service on our Broadband Network.

      Our operations in Brazil recorded the highest revenue growth rate for services revenues among our countries of operation. Net revenues from services relating to our Brazilian operations during 2000 totaled $27.9 million, an increase of $19.4 million (or 228.7%) compared to 1999. In Brazil, the increase in our net revenues from services resulted from increased data and value added services to our expanding customer base and from increased revenues for Internet access services to the U.S. Internet backbone. During 2000, we entered into several contracts with Brazilian telecommunications companies for access to the U.S. Internet backbone.

      Our net revenue from services in Argentina for 2000 totaled $116.0 million, an increase of $12.4 million (or 12.0%) from 1999. While our revenue in Argentina from our satellite-based network services declined as compared to 1999, our broadband data and value added services revenues and Internet services revenues increased. The decline in revenue from satellite-based network services was due to the continuing trend among our customers and business segment for higher bandwidth services, increased competition and continued downward pressure on pricing for low and medium bandwidth service offerings. The increase in Internet services resulted from several new contracts entered into for access to the U.S. Internet backbone. In addition, IMPSAT Argentina’s net revenues for 2000 included $12.2 million in equipment sales.

      Our improved results in Brazil and Argentina were offset by a decrease in services revenue at IMPSAT Colombia. During the 2000, our operations in Colombia, our second oldest market, were adversely affected by that country’s economic recession, which intensified pricing pressures. IMPSAT Colombia’s services revenue totaled $54.8 million for 2000, a $6.2 million (or 10.2%) decrease from 1999. Due to the recession in Colombia, a number of our customers either cancelled their contracts with us or reduced the amount of services contracted.

      Direct Costs. Our direct costs for 2000 totaled $172.1 million. This amount included $34.7 million in direct costs associated with the construction and delivery of the TAC segments and other backhaul links delivered to Global Crossing during 2000, which amounts related principally to cost of equipment and contracted third-party construction services.

      Excluding direct costs related to the Broadband Network development for Global Crossing, our direct costs for 2000 totaled $137.4 million, an increase of $29.7 million (or 27.5%) compared to 1999. Of these direct costs for 2000, $68.1 million related to the operations of IMPSAT Argentina. This compares to $55.6 million at IMPSAT Argentina for 1999. Direct costs for our Brazilian operations totaled $25.0 million for 2000, compared to $9.0 million for 1999. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

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

(3) Leased Capacity. Our leased capacity costs for 2000 totaled $74.2 million, which represented an increase of $24.5 million (or 49.4%) from 1999. We had approximately 1,203 MHz of leased satellite capacity at December 31, 2000 and 801 MHz at December 31, 1999. The expansion of our satellite capacity was primarily attributable to contractually scheduled increases in satellite capacity to match anticipated growth in customer demand.

In addition, to satisfy increasing customer demand for higher bandwidth telecommunications links, during 2000 we increased our leased dedicated capacity on third-party fiber optic networks, spending $32.3 million for 2000, an increase of $19.2 million (or 147.5%) from 1999. These costs were incurred principally in Argentina, Brazil and the United States. We incurred these higher costs of leased fiber optic capacity in Argentina and Brazil due to the continued demand by some of our customers for greater bandwidth while we were deploying our Broadband Network and in the United States due to the expansion of our Internet service offerings in Latin America where we provide a link between Latin America and the U.S. Internet backbone.

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

      IMPSAT Argentina incurred salaries and wages for 2000 of $29.7 million, an increase of $10.0 million (or 50.8%) from 1999. IMPSAT Argentina increased its number of employees from 385 at December 31, 1999 to 587 at December 31, 2000. IMPSAT Brazil incurred salaries and wages for 2000 totaling $13.0 million, an increase of $6.6 million (or 115.8%) from 1999. IMPSAT Brazil increased its number of employees to 438 persons at December 31, 2000, compared to 60 persons at December 31, 1999. Because many of these new personnel commenced employment only towards the end of the third quarter, the impact of the increase in the number of employees was not recognized in our salaries and wages expenses until the fourth quarter of 2000.

      Selling, General and Administrative Expenses. We incurred SG&A expenses of $58.5 million for 2000. SG&A expenses increased $17.8 million (or 43.9%) from 1999. SG&A expenses at IMPSAT Argentina for 2000 totaled $26.5 million, an increase of $9.6 million (or 56.6%) from SG&A expenses incurred by IMPSAT Argentina for 1999. Compared to 1999, the increase in SG&A expenses reflected higher publicity and promotion expenses, travelling expenses and advisory services related to the deployment of the Broadband Network.

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

      Our total indebtedness at December 31, 2000 was $968.2 million, compared to $484.3 million at December 31, 1999. At December 31, 2000, total outstanding indebtedness at IMPSAT Argentina totaled $159.4 million ($151.9 million after eliminating intercompany items), compared to $130.2 million ($61.2 million after eliminating intercompany items) as of December 31, 1999. The increase in our interest expense reflected higher interest bearing indebtedness in 2000 compared to 1999, which resulted from increased levels of borrowing associated with our development of the Broadband Network, including the vendor financing agreements that we signed with Nortel Networks in October 1999 and Lucent Technologies in September 2000 for a total of up to $313.4 million to construct the Broadband Network in Argentina and Brazil and the

issuance in February 2000 of our $300 million 13 3/4% Senior Notes due 2005. At December 31, 2000 we had borrowed a total of $243.4 million under our vendor financing agreements for the Broadband Network. For 2000, the average interest rate on our indebtedness was 12.5%, compared to an average interest rate of 11.3% for 1999.

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

      Benefit from (Provision for) Income Taxes. We recorded a benefit for income taxes (all of which are for foreign taxes) of $4.5 million for 2000, compared to a benefit from income taxes of $20.7 million for 1999. The decrease in benefit from income taxes related to a higher net loss carry-forward recorded in 1999 as a result of the one-time increased depreciation expense which we realized upon a change in our depreciation policy on certain of our customer premises telecommunication equipment in September 1999.

      Net Loss Attributable to Common Stockholders. For 2000, we incurred a net loss attributable to common stockholders of $154.1 million, an increase of $22.6 million (or 17.2%) from 1999.

Liquidity and Capital Resources

      At December 31, 2001, we had total cash, cash equivalents and trading investments of $64.9 million and our total indebtedness was $990.6 million, of which $967.4 million represented short-term debt and the current portion of our long-term debt. As a result of our default under our senior notes and the Broadband Network Vendor Financing Agreements, an aggregate of $865.1 million of our long-term indebtedness has been reclassified as short-term indebtedness, and this amount is included in the $967.4 million total discussed in the preceding sentence. We face significant cash flow and liquidity problems. Our capital requirements under our business plan for fiscal year 2002 are greater than available capital resources, and, as discussed further below, our cash flows and liquidity are insufficient to satisfy all of our obligations.

      Our company has no material working capital or other credit facility under which it may borrow for working capital or other general corporate purposes. We are not generating sufficient revenue to fund our operations and to repay our principal and interest obligations under the Broadband Network Vendor Financing Agreements that are due and payable. As a result, we are in default under our senior notes. We did not make the semi-annual interest payment on our Notes due 2003 (which was due on January 15, 2002), on our Notes due 2005 (which was due on February 15, 2002), or on our Notes due 2008 (which was due on December 15, 2001), and, in each case, we were not able to make the required payment within the 30-day grace periods before a default. We are also in default under our Broadband Network Vendor Financing Agreements. As of March 31, 2002, our indebtedness under the Senior Notes and the Broadband Network Vendor Financing Agreements had an aggregate outstanding principal balance of $650.0 million and $261.1 million, respectively.

      We believe that, without a successful restructuring of our financial obligations, we are unlikely to be able to obtain future debt or equity financing on acceptable terms, or at all. The securities markets are currently not available to us. We therefore will be required to restructure our balance sheet. With the assistance of the investment bank, Houlihan Lokey Howard & Zukin Capital, we are currently negotiating with holders of the senior notes and with the creditors under the Broadband Network Vendor Financing Agreements regarding a proposed plan to restructure our balance sheet.

      Currently, we have not filed a Chapter 11 plan of reorganization under the U.S. Bankruptcy Code. There can be no assurances that we will be able to complete this filing or, if we do, that any plan of reorganization will be approved by the Bankruptcy Court. If we are unable to timely file for protection under Chapter 11 or obtain confirmation of a plan of reorganization, our creditors may seek other alternatives for our company, including accepting bids for our company or parts thereof through an auction process or forcing us into a liquidation proceeding under the federal bankruptcy laws.

      Due to the continued adverse macroeconomic conditions in Argentina and Brazil and to the termination of certain contracts with subsidiaries of of 360networks, Inc. (see “Legal Proceedings”), we have reduced our capital expenditures in 2001. Our capital expenditures budget for 2002 contemplates that we will need approximately $29.8 million (reduced from approximately $252.0 million) during the period from December 31, 2001 (including amounts spent to date) through the end of 2002 for capital expenditures.

      As set forth in our consolidated statement of cash flows, our operating activities used $71.1 million for 2001, compared to $0.1 million used during 2000. The decrease in cash flows from operating activities in 2001 compared to 2000 was primarily attributable to an increase in our net loss. During 2001, we used $6.0 million in net cash flows from financing activities. This compares to $486.0 million generated from financing activities during 2000, principally our offering of our Notes due 2005, our initial public offering and our private placement of common stock to British Telecommunications. For 2001, investing activities generated $51.9 million in net cash flows. This compares to $511.5 million of net cash flow used in investing activities during 2000, which principally represents the purchase of high-quality short-term investments with the proceeds of our initial public offering, private placement and our Notes due 2005. We have financed $28.3 million related to the development of the Broadband Network during 2001, principally as a result of disbursements under the vendor financing agreements with Nortel Networks.

      At December 31, 2001, we had leased satellite capacity with annual rental commitments of approximately $27.9 million through the year 2006. In addition, at December 31, 2001, we had commitments to purchase telecommunications equipment amounting to approximately $5.8 million. We also have commitments of approximately $63.9 million with respect to purchases of IRUs for undersea submarine fiber optic capacity with which we intend to link our telecommunications networks in our countries of operation with and among each other and other parts of the World. Commitments under contracts with 360networks and Global Crossing totaling $41.4 million and $22.5 million, respectively, are included in this $63.9 million total. Depending on the outcome of our dispute with 360networks (see “Legal Proceedings”) and Global Crossing’s ongoing insolvency proceedings, some or all of our liability under these commitments may be canceled or fail to materialize. Furthermore, we had leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate. We have committed to long term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, and the United States for approximately $3.3 million per year through 2006. The remainder of the leases are typically under one-year contracts, the early cancellation of which is subject to a fee.

      The following table sets forth due dates of our contractual obligations:

Type of Obligations	2002	2003	2004	2005	2006	Thereafter	Total

	(in thousands)
Long-term debt(1)	$86,734	$186,199	$60,613	$356,702	$47,888	$225,000	$963,136
Capital lease obligations	7,259	6,020	3,635	1,813	402	—	19,129
Operating leases	1,570	1,533	1,016	—	—	—	4,119
Other long-term obligations	73	3,926	1,531	1,003	1,013	7,427	14,973

Total contractual cash obligations	$95,636	$197,678	$66,795	$359,518	$49,303	$232,427	$1,001,357

(1)	As discussed elsewhere in this Report, we are in default under our senior notes and the Broadband Network Vendor Financing Agreements. Accordingly, an aggregate of $865.1 million of our long-term indebtedness has been reclassified as short-term indebtedness. These reclassified amounts are not included in this line item as being due in 2002, but instead are set forth based on their originally scheduled contractual due dates.

      The following table illustrates expirations of our commercial commitments as provided in corresponding contracts:

Type of Commitments(1)	2002	2003	2004	2005	2006	Thereafter	Total

	(in thousands)
Lines of credit	—	—	—	—	—	—	—
Standby letters of credit	—	—	—	—	—	—	—
Guarantees	—	—	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—	—	—
Other commercial commitments(2)	$46,904	$34,297	$31,278	$26,638	$22,994	$39,237	$201,348

Total commercial commitments	$46,904	$34,297	$31,278	$26,638	$22,994	$39,237	$201,348

(1)	Commitments are contractual obligations (other than indebtedness) that could potentially require our performance in the event of demands by third-parties or contingent events.

(2)	This includes commitments to purchase communications and data center equipment and long-term contracts for the purchase of satellite capacity and terrestrial links.

Forward Looking Statements

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

      Factors that could cause our actual results to differ materially from those expressed in any forward-looking statements we make include those in the “Certain Considerations” section of this Report, and the following factors, among others:

•	our significant indebtedness and the outcome and effects of our efforts to restructure our balance sheet

•	factors affecting our performance and financial conditions

•	the availability and terms of additional capital to fund our continuing efforts

•	adequacy of cash from operations for our future liquidity and working capital needs

•	inaccuracies in our forecasts of customer or market demand

•	loss of a customer that provides us with significant revenues

•	highly competitive market conditions

•	changes in or developments under laws, regulations and licensing requirements

•	changes in telecommunications technology

•	currency fluctuations, and

•	changes in economic conditions in the Latin American countries where we operate.

      These factors should not be construed as exhaustive. We will not update or revise any forward-looking statements.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

      The sections below highlight our exposure to interest rate and foreign exchange rate risks and changes in the market values of our investment in equity securities. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at December 31, 2001 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during year 2001. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

	Expected Maturity Date(1)
								Fair
Year Ended December 31,	2002	2003	2004	2005	2006	Thereafter	Total	Value

Senior Notes (fixed rate)	—	$125,000	—	$300,000	—	$225,000	$650,000	$27,250

Avg. interest rate	—	12.13%	—	13.75%	—	12.38%	12.96%

Term Notes (fixed rate)	$20,151	$16,840	$11,927	$6,818	$1,078		$56,814	$56,814

Avg. interest rate	15.1%	15.1%	15.1%	15.1%	15.1%		15.1%
Vendor Financing (variable rate)	$73,842	$50,379	$52,321	$51,697	$47,212		$275,451	$275,451

Avg. interest rate	7.8%	7.8%	7.8%	7.8%	7.8%		7.8%

(1)	As discussed elsewhere in this Report, we are in default under our senior notes and the Broadband Network Vendor Financing Agreements. Accordingly, an aggregate of $865.1 million of our long-term indebtedness has been reclassified as short-term indebtedness. These reclassified amounts are not included in this line item as being due in 2002, but instead are set forth based on their originally scheduled contractual due dates.

      Foreign Currency Risk. A substantial portion of our costs, including lease payments for certain satellite transponder and fiber optic capacity, purchases of capital equipment, and payments of interest and principal on our indebtedness, is payable in U.S. dollars. To date, we have not entered into hedging or swap contracts to address currency risks because our contracts with our customers generally have provided for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. These contractual provisions are structured to reduce our risk if currency exchange rates fluctuate. However, given that the exchange rate is generally set at the date of invoicing and that in some cases we experience substantial delays in collecting receivables, we are exposed to some exchange rate risk.

      As previously discussed in this Report, during January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at April 10, 2002 was pesos 2.78 = $1.00. These and any further devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. Management is currently unable to predict the most likely average or end-of-period peso/dollar exchange rates for 2002 or provide estimates of the impacts that the changes in Argentine laws, the potential impacts of the currency devaluation and other recent events in Argentina could have on our company’s consolidated results of operation and financial condition. There is likely to occur during 2002 increases to our consolidated net losses that would result from transaction gains or losses on our peso-denominated monetary assets and liabilities. Also, operating income reductions are likely to result from the potential impacts on our consolidated revenues from services of the conversion to pesos of contract obligations that were previously tied to the dollar. Balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings. Our management is continuing to assess the impacts that the events in Argentina could have on our consolidated results of operations and financial condition.

      Pursuant to laws in Brazil, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that are mandatorily converted to pesos under the “pesification” decree may be adjusted pursuant to the CER, an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate completely the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currency and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to the CER or any other consumer price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate risks.

      Revenues from services from our Argentine operations for each of 2000 and 2001 represented approximately 46.1% and 40.2% of our total net revenues from services for such periods. Revenues from services from our Brazilian operations for each of 2000 and 2001 represented approximately 11.1% and 14.1% of our total net revenues from services for such periods. However, this proportion can be expected to increase significantly in future periods in connection with the progression of our operations in Brazil and the development of the Broadband Network. At April 10, 2001, the peso traded at a rate of pesos 2.78 = $1.00. At December 31, 2001 and April 10, 2002, the real traded at a rate of R$2.28 = $1.00 and R$2.44 = $1.00.

Item 8.     Financial Statements and Supplementary Data

      Information required by this Item is included herein beginning on page F-1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Officers

      The Bylaws of IMPSAT Fiber Networks, Inc. provide that the number of members of its board of directors shall be fixed and determined from time to time by resolution of its board of directors. Our board of directors has acted to fix the number of directors at ten. Pursuant to the terms of our Certificate of Incorporation, our board of directors is divided into three classes, as nearly equal in number as reasonably possible, with terms currently expiring at our 2002 annual meeting of stockholders, the annual meeting of stockholders in 2003, and the annual meeting of stockholders in 2004, respectively.

      IMPSAT Argentina’s Estatutos, provide for a six-member Board of Directors. The directors of IMPSAT Argentina will hold office until the next annual meeting of their respective stockholders and until successors of such directors have been elected and qualified, or until their earlier death, resignation or removal. There is currently one vacant seat on IMPSAT Argentina’s Board of Directors.

      The officers of IMPSAT Fiber Networks, Inc. are appointed by its board of directors. All officers hold office until their successors are elected and qualified, or until their earlier death, resignation or removal. Executive officers of IMPSAT Fiber Networks, Inc. are employees of IMPSAT Argentina. The Chairman of the board of directors of IMPSAT Argentina is elected at the regular annual meeting of the board of directors. Officers of IMPSAT Argentina are appointed by its board of directors.

      No family relationship exists among any of our directors or executive officers, except that Lucas Pescarmona and Sofia Pescarmona, both directors of our company, are the children of Enrique Pescarmona, the Chairman of our board of directors.

      Set forth below are the names, ages and positions of directors and executive officers of our company and IMPSAT Argentina as of March 31, 2002.

Name	Age	Position

Directors
Enrique M. Pescarmona	60	Chairman of the Board; Director of IMPSAT Argentina
Ricardo A. Verdaguer	51	Director, President and Chief Executive Officer; Director of IMPSAT Argentina
Roberto A. Vivo	47	Director; Director of IMPSAT Argentina
Alexander Rivelis	61	Director and Senior Vice President, Strategic Alliances
Lucas Pescarmona	32	Director
Sofia Pescarmona	30	Director
Stephen R. Munger	44	Director
Jerónimo Bosch	30	Director
Carlos Zamora	40	Director
Morris Jones	42	Director
Executive Officers
Héctor Alonso	44	Chief Operating Officer
Guillermo Jofré	46	Chief Financial Officer
Guillermo V. Pardo	51	Vice President, Planning and Secretary
José R. Torres	43	Vice President, Administration, Chief Accounting Officer; Director of IMPSAT Argentina
Marcelo Girotti	37	Regional Manager, Southern Cone; Chairman of the Board of Directors of IMPSAT Argentina
Jaime Alberto Peláez	40	Regional Manager, Andean
Mauricio Ceballos	37	Regional Manager, North America
Mariano Torre Gómez	50	Regional Manager, Brazil

     Biographies of Directors and Executive Officers

      Information with respect to the business experience and the affiliations of the current directors and executive officers of our company is set forth below.

      Enrique Pescarmona has been Chairman of our board of directors since September 1994 and a member of the board of directors of IMPSAT Argentina since March 1994. Mr. Pescarmona is also Chairman of Corporación IMPSA S.A. and Industrias Metalúrgicas Pescarmona S.A.I.C. y F. (IMPSA). He is a director of Lagarde, S.A., Ingenieria y Computacion S.A., Compañia de Seguros La Mercantil Andina S.A. (Mercantil Andina) and TCA S.A., and is Vice President of Henri Lagarde S.A.

      Ricardo A. Verdaguer has been President, Chief Executive Officer and a member of our board of directors since September 1994. Mr. Verdaguer is a director of IMPSAT Argentina and has also served as President of IMPSAT Argentina from April 1988 until February 1990. Mr. Verdaguer is also a director of Claxson Interactive Group, Inc., a multimedia company headquartered in Argentina that provides branded entertainment content targeted to Spanish and Portuguese speakers around the world.

      Roberto A. Vivo has been a member of our board of directors since September 1994. Mr. Vivo previously served as our Company’s Deputy Chief Executive Officer, Vice President, Marketing from September 1994 until October 2000, and has been a member of the board of directors of IMPSAT Argentina since 1988. Mr. Vivo also serves as chairman of the board of directors and chief executive officer of Claxson Interactive Group, Inc.

      Alexander Rivelis has been Senior Vice President, Strategic Alliances, and a member of our board of directors since December 1994. Mr. Rivelis also serves as a member of the board of directors of IMPSAT USA. Mr. Rivelis served as President of IMPSAT Colombia from 1991 to 1993 and President of IMPSAT USA from 1995 to 1996.

      Lucas Pescarmona, a son of Enrique Pescarmona, has been a member of our board of directors since February 1996. In 1995, he joined Tecnologica em Componentes Automotivos S.A., a Brazilian manufacturer of automotive parts that is part of the Pescarmona group, as the senior investment analyst in Brazil. Since 1997, Mr. Pescarmona has been principally engaged in the insurance arm of the Pescarmona group, where he is Manager of Business Development of Mercantil Andina.

      Sofia Pescarmona, a daughter of Enrique M. Pescarmona, has been a member of our board of directors since February 1996. Ms. Pescarmona is currently assistant to the Chief Executive Officer of IMPSAT Fiber Networks, Inc. From August 1994 to December 1997, Ms. Pescarmona held several positions in IMPSAT, including in the Internet unit and marketing department of IMPSAT Fiber Networks, Inc. and the sales department of IMPSAT Argentina. Ms. Pescarmona was a member of the board of directors of El Sitio, Inc. from October 1999 to December 2001.

      Stephen R. Munger has been a member of our board of directors since March 1998. Mr. Munger is a Managing Director of Morgan Stanley Dean Witter and co-head of Morgan Stanley’s worldwide mergers, acquisitions and restructuring department, as well as Co-Chairman of the investment committee of Princes Gate Investors II, L.P. He joined Morgan Stanley in 1988 and became a Managing Director in 1993.

      Jerónimo Bosch has been a member of our board of directors since September 1999. Mr. Bosch is a Vice President at Morgan Stanley Dean Witter Private Equity. Mr. Bosch joined Morgan Stanley Dean Witter in August 1997. From 1994 to 1997, he was employed by Salomon Brothers Inc. in its global mergers and acquisitions and Latin American corporate finance departments.

      Carlos Zamora has been a member of our board of directors since the end of September 2000. Mr. Zamora is Vice President — Corporate Development of British Telecommunications’ Ignite division. Mr. Zamora joined British Telecommunications in 1998 as General Manager — Latin America Business Development. Before joining British Telecommunications, Mr. Zamora held a number of operations and business development positions in the Americas and Europe, including with Motorola and Bell Atlantic Corporation.

      Morris Jones has been a member of our board of directors since August 2001. Mr. Jones is Vice President — Finance and Business Development of British Telecommunications’ Ignite division. Since joining British Telecommunications in 1995, Mr. Jones has held a number of senior finance roles in that company, including Head of Regulatory Reporting, BT Group Finance. Prior to joining British Telecommunications, Mr. Jones worked as a Principal Associate within the telecommunications consulting group of PricewaterhouseCoopers. Mr. Jones is a chartered accountant.

      Héctor Alonso has been our Chief Operating Officer since September 1996 and was President of IMPSAT Colombia from September 1993 to August 1996. Prior to joining IMPSAT Colombia, Mr. Alonso had 14 years of experience in a variety of management positions with companies in the Pescarmona group.

      Guillermo Jofré has been our Chief Financial Officer since May 1995. Prior to joining IMPSAT, Mr. Jofré had over ten years of experience in management positions with companies in Argentina, Germany and Switzerland. Mr. Jofré also serves as a member of the board of directors of the investment fund Bemberg Inversiones S.A.

      Guillermo V. Pardo joined IMPSAT Argentina in 1988 and our Company in 1994 and has been our Vice President, Planning since January 1995 and our Secretary since February 2000. Mr. Pardo was previously Managing Director of the Guido Di Tella companies and has had over 20 years of experience in finance positions in a number of companies in Argentina and Spain. Mr. Pardo is a member of the board of directors of FAICSA and the Fundacion Torcuato Di Tella.

      José R. Torres has been our Vice President, Administration and Chief Accounting Officer since January 1995 and a Director of IMPSAT Argentina since 1990. Mr. Torres previously worked as Assistant Finance Manager of IMPSA and as Finance Manager of IMPSAT Argentina until December 1994.

      Marcelo Girotti has been Regional Manager, Southern Cone since September 2000 and has served as chairman of the board of directors of IMPSAT Argentina since March 2000. He is also President of IMPSAT Argentina, a position he has held since August 1998. Mr. Girotti joined IMPSAT Argentina in 1992 where he has held several managerial positions, including Manager of Special Accounts from 1996 to 1997 and Business Manager of the value-added unit from 1997 to 1998.

      Jaime Alberto Peláez has been President of IMPSAT Colombia since May 2000 and was appointed Regional Manager, Andean in September 2000. Mr. Peláez was Executive Vice President and Financial and Administrative Vice President of IMPSAT Colombia before assuming his current position. Prior to joining IMPSAT, Mr. Peláez worked as General Manager at Corfileasing, a member of the Sindicato Antioqueno group of companies.

      Mauricio Ceballos has been Regional Manager, North America since September 2000. Prior to that time, he served as President of IMPSAT Venezuela since July 1999. He also serves as Regional Manager, North America, a position to which he was appointed in September 2000. Mr. Ceballos was Vice President of administration and finance of IMPSAT Venezuela from 1997 to July 1999. Before joining IMPSAT in 1997, Mr. Ceballos served four years as Vice President of International and Special Business at Fiduciaria Suramericana y BIC S.A., a trust company.

      Mariano Torre Gómez has been President of IMPSAT Brazil and Regional Manager, Brazil since September 2000. Mr. Torre Gómez was President of IMPSAT Colombia from July 1999 to June 2000 and of IMPSAT Venezuela from April 1997 to July 1999. Mr. Torre Gómez was President of IMPSAT Ecuador for two years prior to his transfer to IMPSAT Venezuela. Before that, Mr. Torre Gómez served four years at IMPSAT Argentina in the commercial and new licenses departments. Mr. Torre Gómez has served in a variety of positions involving engineering, production, planning, business development and new markets for companies in the Pescarmona group over a period of 17 years.

Director Compensation

      Except as described below, the members of our board of directors do not receive any compensation for their services on our board, although we have agreed to reimburse our directors for any expenses incurred by them in connection with their services as directors.

      Mr. Enrique Pescarmona, the Chairman of our board of directors, receives compensation for his services to IMPSAT in that position. See “— Executive Compensation.”

Board of Directors, Committees and Attendance at Meetings

      During the year ended December 31, 2001, our board of directors held 11 meetings, five of which were by telephone conference. During their term, all of the then incumbent directors were present for at least 75 percent of the meetings of our board of directors and the committees of our board of directors on which they serve.

      Our board of directors has two standing committees: the audit committee and the compensation committee.

      The audit committee held four meetings during the year ended December 31, 2001. The audit committee, composed of non-employee directors, oversees the engagement of our independent auditors and, together with our independent auditors, review our accounting practices, internal accounting controls and financial results. The audit committee is currently constituted by Mr. Stephen Munger, Mr. Carlos Zamora and Mr. Jerónimo Bosch.

      During 2001, the compensation committee held two meetings. The compensation committee, composed of a majority of non-employee directors, establishes salaries, incentives and other forms of compensation for our directors and officers and recommends policies relating to our benefit plans. The compensation committee is currently constituted by Mr. Enrique Pescarmona, Mr. Stephen Munger and Mr. Morris Jones.

Audit Committee Report

      In discharging its oversight responsibility as to the audit process, the audit committee has reviewed and discussed with management our company’s audited financial statements included in our company’s Annual Report on Form 10-K for the year ended December 31, 2001. In addition, the audit committee has discussed with Deloitte & Touche LLP, our independent auditors, the matters required to be discussed by Statements on Auditing Standards (SAS) No. 61 “Communication with Audit Committees.”

      The audit committee has obtained from Deloitte & Touche a formal written statement describing all relationships between the auditors and our company that might bear on the auditors’ independence consistent with the Independence Standards Board Standard No. 1, discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors’ independence.

      Based on the review and discussions referred to above in this report, the audit committee has recommended to the board of directors that the audited financial statements be included in our company’s Annual Report on Form 10-K for the year ended December 31, 2001, for filing with the SEC.

By the Audit Committee:
Stephen Munger
Carlos Zamora
Jerónimo Bosch

Auditors’ Fees

      Aggregate fees billed to the Company for the year ended December 31, 2001 by the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were:

•	Audit Fees. The aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and local statutory financial statements for 2001 were $800,693.

•	Financial Information Systems Design and Implementation Fees. There were no fees billed for the professional services described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X (17 CFR 210.2-01(c)(4)(ii)) rendered by Deloitte & Touche during 2001.

•	All Other Fees. All other fees paid to Deloitte & Touche for 2001, aggregated $505,040, and included internal audit services of $168,850 and other services of $336,190.

      The audit committee has concluded that the provision of services covered in the above paragraphs captioned “Financial Information Systems Design and Implementation Fees” and “All Other Fees” are compatible with maintaining Deloitte & Touche’s independence.

Arrangements with Respect to the Board of Directors

      We are a party to a shareholders agreement with Nevasa Holdings and Nunsgate Limited dated as of March 10, 1999, a copy of which has been filed as an exhibit to the registration statement relating to our initial public offering of our common stock. Pursuant to the terms of this shareholders agreement, as long as Nunsgate Limited owns 15% of our outstanding common stock (as determined on a fully-diluted basis) and subject to certain conditions, Nunsgate Limited has the right to nominate two members of our board of directors. Nevasa Holdings has agreed to vote for the two Nunsgate Limited nominees to our board of directors so long as Nunsgate Limited owns 15% of our outstanding common stock, and Nunsgate Limited has agreed to vote for all persons nominated to our board of directors by Nevasa Holdings so long as Nevasa Holdings votes its shares of our common stock in favor of Nunsgate Limited’s nominees to our board of directors.

Item 11.     Executive Compensation

Executive Compensation

      Under rules established by the SEC, we are required to provide certain data and information with respect to the compensation and benefits provided to our company’s Chief Executive Officer and other executive officers of our company. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to fundamental compensation decisions affecting those individuals. In fulfillment of this requirement, the compensation committee, at the direction of our board of directors, has prepared the following report for inclusion in this Report.

     Report of the Compensation Committee

      General. The report of the compensation committee of our board of directors shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act, as amended, or under the Exchange Act, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

      The compensation committee of our board of directors (the “Committee”) is responsible for determining the compensation of Mr. Ricardo A. Verdaguer, our President and Chief Executive Officer. The Committee also reviews and approves the cash compensation of our senior executive officers based upon the recommendations of Mr. Verdaguer. Mr. Enrique Pescarmona, Mr. Stephen Munger and Mr. Morris Jones serve on the Committee. Mr. Pescarmona is the only member of the Committee who is an employee of our company. Mr. Pescarmona does not participate in decisions of the Committee regarding his own compensation. Such awards are approved solely by Messrs. Munger and Jones.

      IMPSAT’s overall compensation philosophy is to link executives’ total compensation to the short-term and long-term performance of our company so as to maximize long-term stockholder value. The policy is designed to provide a competitive compensation program that will enable our company to attract, motivate, reward and retain executives and other employees who have the skills, experience and talents required to promote IMPSAT’s short and long-term financial performance and growth. IMPSAT believes that the compensation levels of its executive officers, who provide leadership and strategic direction, should be targeted to provide opportunities that are comparable to other similarly situated telecommunications and high growth technology companies, and should consist of:

•	fair base salaries

•	cash bonuses based on achievement of performance objectives established by our company and

•	stock option grants, which align management compensation with long-term value gains realized by the stockholders.

      Base Salary. Generally, our company’s salaries policy is designed to provide executive officers and other management personnel with a base salary that is competitive both for the industry and the specific countries where IMPSAT has its operations.

      Bonus. As a further component of the total cash compensation payable to its executive officers, IMPSAT has established a program of target annual bonuses. This program rewards our executive officers for their contributions to our company and motivates them to perform to the full extent of their abilities. Target bonuses for executive officers are determined on the basis of specific goals to be achieved by each covered executive officer, including, among others, revenue growth, EBITDA evolution, and attainment of network development milestones.

      Stock Options. Awards of options under our 1998 Stock Option Plan are based on criteria that reflect contributions to long-term stockholder value. We generally grant stock options to our executive officers at levels comparable to competitive business entities, and such grants are intended to focus the performance of these executive officers towards increasing our stockholder value. The Committee has used, and expects to continue to use, stock-based incentive grants, including stock options, as a significant component of executive compensation.

      Determination of Officer Compensation. The Committee has adopted the following decision mechanisms with respect to compensation packages of our executive officers other than our chief executive officer. By the end of each year, the Committee makes an initial estimate of the cash compensation package (i.e., the combination of salary and bonus) payable to each executive officer with respect to the upcoming year, based upon the recommendations of our chief executive officer. After our annual audited financial statements become available for that year (which is typically in March), the Committee determines the stock option package payable to each executive officer. At that point, the Committee also adjusts the estimated bonus component of the cash compensation package by factoring in an evaluation of each individual’s performance, demonstrated abilities, and contribution to our company’s achieving targeted levels of profitability during the previous year. The Chief Executive Officer has recommended to the Committee that it postpone any consideration of adjustments to the estimated bonus component of the cash compensation package for 2001 until the completion of our company’s proposed restructuring of its balance sheet.

      Determination of the Chief Executive Officer’s Compensation. For 2001, the Committee determined the following compensation package for Mr. Verdaguer:

•	base annual salary of $500,500

•	target annual bonus of $400,000, and

•	no stock option grants.

      Mr. Verdaguer’s target bonus performance objectives for 2001 included:

•	completion of the construction of the Broadband Network’s Argentina-Brazil terrestrial long-haul link

•	growth in broadband-related revenue compared to satellite-based revenues

•	development of data center and telephony business lines

•	formulation and implementation of financial strategies in accordance with prevailing financial market conditions and industry outlook

•	achievement of revenue and EBITDA targets for the year.

      Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code generally denies a deduction to any publicly-held corporation for compensation paid to its chief executive officer and its four other highest-paid executive officers to the extent that any such individual’s compensation exceeds $1 million, subject to certain exceptions. Certain forms of compensation meeting a tax law definition of “performance-based” is generally exempt from this deduction limit. Our company does not currently intend to qualify cash compensation paid to executive officers for deductibility under Section 162(m). Further, in general, our company does not currently have a policy that requires or encourages the Committee to qualify other types of compensation awarded to executive officers for deductibility under Section 162(m).

By the Compensation Committee:
Enrique Pescarmona
Stephen Munger
Morris Jones

Summary Compensation Table

      The following tables set forth the compensation paid or accrued to our chief executive officer and each of our four other most highly compensated executive officers (whom we refer to as the “named executive officers”) receiving compensation in excess of $100,000 per year during 2001. We do not maintain any long-term incentive plans and have not granted stock appreciation rights or restricted stock awards.

							Long Term
	Annual Compensation						Compensation

							Securities
					Other Annual		Underlying
Name and Principal Position	Year	Salary	Bonus		Compensation		Options (#)

Enrique M. Pescarmona	2001	$400,000	$240,000	(1)	—		—
Chairman of the Board of Directors	2000	$359,840	$240,000	(2)	—		35,000
	1999	$353,745	$240,000	(3)	—		47,362
Ricardo A. Verdaguer	2001	$500,500	$300,000	(1)	—		—
President and Chief Executive	2000	$449,800	$300,000	(2)	—		35,000
Officer	1999	$449,800	$300,000	(3)	—		47,362
Alexander Rivelis	2001	$227,680	$200,000	(1)	—		—
President, Strategic Alliances	2000	$191,880	$90,000	(2)	—		10,150
	1999	$191,880	$50,000	(3)	—		15,156
Héctor Alonso	2001	$303,680	$150,000	(1)	—		—
Chief Operating Officer	2000	$260,000	$150,000	(2)	—		137,055
	1999	$260,000	$150,000	(3)	—		27,470
Mariano Torre Gómez(5)	2001	$281,692	$120,000	(1)	$136,087	(4)	—
Brazil Regional Manager	2000	$246,890	$85,000	(2)	$76,928	(4)	45,601
	1999	$183,481	$61,425	(3)	$81,645	(4)	15,156

(1)	This amount represents bonuses we paid to the executive officers named in the table above in May 2001. This amount relates to our 2000 operating results.

(2)	This amount represents bonuses we paid to the executive officers named in the table above in June 2000. This amount relates to our 1999 operating results.

(3)	This amount represents bonuses we paid to the executive officers named in the table above in December 1999. This amount relates to our 1998 operating results.

(4)	Annual housing allowance.

(5)	Mr. Torre Gómez became Regional Manager, Brazil in June 2000. His previous positions included President of IMPSAT Colombia in 1999 and President of IMPSAT Venezuela in 1998.

Stock Option Grants

      No grants of options to purchase our common stock were made by us during 2001 to any of the named executive officers. We granted no stock appreciation rights during 2001. No stock options were exercised by the named executive during 2001.

Aggregate Option Exercises During 2001 and Option Values on December 31, 2001

      No options were exercised during 2001. The following table summarizes certain information regarding outstanding options held by the named executive officers as of December 31, 2001.

Aggregated Option Exercises in 2001 and

Option Values at December 31, 2001

	Number of Securities Underlying	Value of Unexercised
	Unexercised Options at	In-the-Money
	December 31, 2001	Options at December 31, 2001($)(1)

Name	Exercisable/Unexercisable	Exercisable/Unexercisable

Enrique M. Pescarmona
Granted June 14, 2000	—/35,000	—/0
Granted June 25, 1999	18,945/28,417	0/0
Granted Dec. 21, 1998	41,441/17,761	0/0
Ricardo A. Verdaguer
Granted June 14, 2000	—/35,000	—/0
Granted June 25, 1999	18,945/28,417	0/0
Granted Dec. 21, 1998	41,441/17,761	0/0
Alexander Rivelis
Granted June 14, 2000	—/10,150	—/0
Granted June 25, 1999	6,062/9,094	0/0
Granted Dec. 21, 1998	13,262/5,683	0/0
Héctor Alonso
Granted June 14, 2000	—/18,650	—/0
Granted Jan. 5, 2000	—/118,405	—/0
Granted June 25, 1999	10,988/16,482	0/0
Granted Dec. 21, 1998	24,036/10,301	0/0
Mariano Torre Gómez
Granted June 14, 2000	—/16,000	—/0
Granted Jan. 5, 2000	—/29,601	—/0
Granted June 25, 1999	6,062/9,094	0/0
Granted Dec. 21, 1998	13,262/5,683	0/0

(1)	Value is calculated as the difference between the fair market value of a share of our common stock on December 31, 2001 ($0.17 per share as of close of business on Friday, December 29, 2001) and the exercise price of the options.

     Stock Option Plans

      1998 Stock Option Plan. On December 21, 1998, IMPSAT’s board of directors and stockholders adopted the 1998 stock option plan, which provides for the grant to our officers, key employees, consultants, advisors, directors or affiliates of “incentive stock options” within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, stock options that are non-qualified for U.S. federal income tax purposes and stock appreciation rights. Vesting occurs 10% on the first anniversary of the date of grant and 30% on each anniversary thereafter. A copy of the 1998 stock option plan is included as Exhibit 10.1 to our 1998 Annual Report on Form 10-K filed with the SEC. The total number of shares of our common stock for which options may be granted pursuant to the 1998 stock option plan is 4,776,016, subject to certain adjustments reflecting changes in our capitalization. The 1998 stock option plan is currently administered by our compensation committee. The compensation committee determines, among other things, which of our officers, employees, consultants, advisors, affiliates and directors will receive options under the plan, the time when options will be granted, and the type of option (incentive stock options or non-qualified stock options, or both) to be granted. Options granted under the 1998 stock option plan are on such terms, including the number of shares subject to each option, the time or times when the options will become exercisable, and the option price and duration of the options, as determined by the compensation committee.

      The exercise price of incentive and non-qualified stock options is determined by the compensation committee, but may not be less than the fair market value of the common stock on the date of grant and the term of any such option may not exceed ten years from the date of grant.

      Payment of the option price must be made by cash or, in the sole discretion of the compensation committee, by promissory note, tender of shares of the common stock then owned by the optionee or, subject to certain conditions, the surrender to us of an exercisable option to purchase shares of common stock under the 1998 stock option plan. Payment of the option price may also be made by delivery to us, on a form prescribed by the compensation committee, of a properly executed exercise notice and irrevocable instructions to a registered securities broker approved by the compensation committee to sell the shares of common stock held by the optionee and promptly deliver cash to us. Options granted pursuant to the 1998 stock option plan are not transferable, except by will or the laws of descent and distribution in the event of death. During an optionee’s lifetime, the option is exercisable only by the optionee or, in case of disability, by the optionee’s legal representative.

      Pursuant to the terms of our stock options, if a change in control of our company occurs, all outstanding stock options become vested and fully exercisable.

      Our board of directors has the right at any time and from time to time to amend or modify the stock option plan, without the consent of our stockholders (unless otherwise required by law) or optionees; provided, that no such action may adversely affect options previously granted without the optionee’s consent. The expiration date of the 1998 stock option plan, after which no option may be granted thereunder, is October 1, 2008.

      1999 Stock Option Plan. On January 5, 2000, IMPSAT’s board of directors adopted the 1999 stock option plan, which provides for the grants to our key officers and employees of stock options that are non-qualified for U.S. federal income tax purposes. A copy of the 1999 stock option plan is filed as an exhibit to the registration statement relating to the initial public offering of our common stock. The terms of the 1999 stock option plan are otherwise identical to those of the 1998 stock option plan except that:

•	The total number of shares of our common stock for which options may be and were granted pursuant to the stock option plan is 355,214

•	The exercise price is $1.69 per share of common stock

•	Ten percent, twenty percent, thirty percent and forty percent of the options granted vest on the fourth, fifth, sixth and seventh anniversaries, respectively, of the date of grant or upon a change of control of our company

•	The expiration date of the 1999 stock option plan is January 5, 2010

Compensation Committee Interlocks and Insider Participation

      Mr. Stephen Munger, who is a member of our board of directors and a member of our compensation committee and our audit committee, is the Co-Chairman of the Investment Committee of Princes Gate. Princes Gate is an affiliate of Morgan Stanley & Co. Incorporated, the lead underwriter in our initial public offering. Princes Gate and other affiliates of Morgan Stanley own an aggregate of 14,917,915 shares of our common stock.

      Mr. Roberto Vivo, who is a member of our board of directors, is a member of the compensation committee of the board of directors of Claxson Interactive Group, Inc. (formerly, El Sitio, Inc.).

Performance Graph

      Our common stock has been traded publicly since February 4, 2000. Prior to such date, there was no established market for our common stock. The following performance graph compares our company’s cumulative total stockholder return on its common stock from February 4, 2000, through December 31, 2001 with the cumulative total return of an overall stock market index (NASDAQ National Market) and a published industry group index the (NASDAQ Telecomm Index) over the same period.

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D. The index level for all series was set to $100.0 on 02/01/2000.

	Stockholder Value as of

	February 4,	December 31,

	2000	2000	2001

IMPSAT common stock (NASDAQ: “IMPT”)	$100.00	$15.10	$0.60
NASDAQ Composite Index	$100.00	$60.00	$48.17
NASDAQ Telecomm Index	$100.00	$42.30	$28.05

      The foregoing graph is based on historical data and is not necessarily indicative of future performance. This graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A and 14C under the Exchange Act or to the liabilities of Section 18 under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires that our company’s directors, executive officers and persons who own more than 10% of a registered class of our company’s equity securities file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of our company. Directors, executive officers and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) forms they file.

      To the our knowledge, based solely on a review of the copies of the Section 16(a) reports furnished to the our company and written representations that no other reports were required, during 2001, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of IMPSAT common stock as of February 28, 2002, by (i) each person known by our company to be the beneficial owner of five percent or more of the common stock, (ii) each director of our company, (iii) each executive officer of our company named in the summary compensation table below (see “Further Information — Executive Compensation”), and (iv) all current directors and executive officers of our company as a group. Except as otherwise indicated below, the beneficial owners of the common stock listed below have sole investment and voting power with respect to such shares. The business address of our executive officers and directors is c/o IMPSAT Fiber Networks, Inc., Alférez Pareja 256, 1107 Buenos Aires, Argentina.

	Shares Beneficially Owned

	Number of	Options Exercisable
Name and Address of Beneficial Owner	Shares	Within 60 days	Total Shares	Percent

Common Stock
Beneficial Owners of more than 5%
Nevasa Holdings Ltd.(1)	34,969,621	0	34,969,621	38.3%
Militello Limited(2)	4,923,031	0	4,923,031	5.4
Morgan Stanley Dean Witter(3)	14,917,915	4,000	14,921,915	16.3
Nunsgate Limited(4)	18,285,712	0	18,285,712	20.0
Suramericana Group(5)	4,624,714	0	4,624,714	5.1
Directors and Executive Officers
Enrique M. Pescarmona(1)(6)	34,975,421	63,887	35,039,308	38.3
Ricardo A. Verdaguer(7)	2,480,026	63,887	2,543,913	2.8
Roberto A. Vivo(2)	4,923,031	—	4,928,831	5.4
Alexander Rivelis	91,079	20,341	111,420	*
Sofia Pescarmona	700	500	1,200	*
Morris Jones(4)	0	0	0	*
Carlos Zamora(4)	1,500	0	1,500	*
Héctor Alonso	4,100	36,889	40,989	*
Guillermo Jofré	6,500	25,487	31,987	*
Guillermo V. Pardo	1,200	20,338	21,538	*
José R. Torres	1,200	20,338	21,538	*
Marcello Girotti	3,000	20,856	23,856	*
Jaime A. Peláez	400	3,744	4,144	*
Mauricio Ceballos	200	3,642	3,842	*
Mariano Torre Gómez	2,900	20,926	23,826	*
All Directors and Officers as a Group
(18 persons)	42,498,257	305,835	42,804,092	46.8

(*)	Less than 1%.

(1)	Nevasa Holdings is owned by Corporación IMPSA S.A. (“CORIM”). The business address of Nevasa Holdings is Vanderpool Plaza, Wickham Cay I, Road Town, Tortola, British Virgin Islands. CORIM, an Argentine corporation that holds a 100% equity interest in Nevasa Holdings through its wholly owned

British Virgin Island subsidiary, Telecommunication Worldwide Inc., is controlled by Mr. Enrique Pescarmona, the Chairman of our board of directors, and other members of the Pescarmona family. CORIM is a holding company for businesses engaged in a variety of activities including property, casualty and other insurance, heavy-steel capital goods, auto parts manufacturing and environmental services.

(2)	Militello Ltd., a British Virgin Islands corporation that holds 4,923,031 shares of our common stock (or an 5.4% equity interest in our company), is controlled by Mr. Roberto Vivo, a member of our board of directors. The business address of Militello is c/o ATC Trustees (BVI) Limited, Road Town, Tortola, British Virgin Islands.

(3)	These include 11,937,532 shares of common stock owned by Princes Gate Investors II, L.P. (“Princes Gate”) and affiliates of Princes Gate over which Princes Gate has sole voting power (including 3,200 shares of our common stock exercisable within 60 days); and 2,984,383 shares of our common stock owned by Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. (“MSGEM”) and Morgan Stanley Global Emerging Markets Private Investors, L.P. (“Private Investors”) over which MSGEM has sole voting power (including 800 shares of our common stock exercisable within 60 days).

•	The business address of Princes Gate is Princes Gate Investors II, L.P., 1585 Broadway, 36th Floor, New York, NY 10036. Mr. Stephen Munger, who is the Co-Chairman of the Investment Committee of Princes Gate and a member of our Board of Directors, disclaims voting or dispositive power over the shares of our common stock owned by Princes Gate and its affiliates. Princes Gate Investors II, Inc. (“PG Inc.”) is the general partner and control person of Princes Gate. As a result, PG Inc. may be deemed to be the beneficial owner of the 11,937,532 shares of our common stock over which Princes Gate has sole voting power. PG Inc. disclaims beneficial ownership of any shares of our common stock.

•	The business address of MSGEM and Private Investors is c/o Morgan Stanley Global Emerging Markets Private Investment Fund, L.P., 1221 Avenue of the Americas, 33rd Floor, New York, NY 10020. Mr. Jerónimo Bosch, who is a Vice President at Morgan Stanley Dean Witter Private Equity and a member of our Board of Directors, disclaims voting or dispositive power over the shares of our common stock owned by MSGEM. Morgan Stanley Global Emerging Markets, Inc. (“MSGEM Inc.”) is the general partner and control person of MSGEM and Private Investors. As a result, MSGEM Inc. may be deemed to be the beneficial owner of the 2,984,383 shares of our common stock held by MSGEM and Private Investors. MSGEM, Inc. disclaims beneficial ownership of any shares of our common stock.

Morgan Stanley & Co. Incorporated (“MS”) is the sole shareholder of PG Inc. and MSGEM Inc. As their sole shareholder, MS controls the action of PG Inc. and MSGEM Inc. Accordingly, MS may be deemed to have beneficial ownership of the 11,937,532 shares of our common stock held by Princes Gate and the 2,984,383 shares of our common stock held by MSGEM and Private Investors. MS disclaims beneficial ownership of any shares of our common stock.

(4)	The business address of Nunsgate Limited is Queen Victoria Street, Queen Victoria House, Douglas Im12lS, Isle of Man. Mr. Carlos Zamora and Mr. Morris Jones, each of whom is an executive of British Telecommunications and a designee of Nunsgate Limited to our Board of Directors, disclaim voting or dispositive power over the shares of our common stock owned by Nunsgate Limited.

(5)	The Suramericana Group includes Portafolio de Inversiones Suramericana, Suramericana de Inversiones and Compañía Suramericana de Construcciones, the investment and construction arms of the Sindicato Antioqueno, which was formed in Medellin, Colombia in the mid-1970s, and is a group of over 100 companies related through cross-ownerships and interlocking directorates. The business address of the Suramericana Group is Carrera 64B # 49A30, Medellin, Colombia.

(6)	Includes 34,969,621 shares of common stock owned by Nevasa Holdings, of which Mr. Pescarmona may be deemed to be the beneficial owner.

(7)	Includes 2,474,226 shares of our common stock (or a 2.7% equity interest in our company) owned by Rotling International Corporation, a British Virgin Islands corporation controlled by Mr. Verdaguer, of which Mr. Verdaguer may be deemed to be the beneficial owner.

Item 13.     Certain Relationships and Related Transactions

Overview

      In the normal course of business, we engage in transactions with companies in which direct or indirect material interests are held by our directors, executive officers, five-percent stockholders, or immediate family members of any of the preceding persons. The following is a description of the most significant of these transactions during 2001. Although we believe that these transactions are generally conducted on an arm’s length basis, conflicts of interest are inherent in these transactions.

CORIM

      Our company provides telecommunications services to companies controlled by Corporación IMPSA S.A. (CORIM). CORIM is an Argentine holding company for businesses engaged in a variety of activities including property, casualty and other insurance, heavy-steel capital goods, manufacturing auto parts and environmental services. For additional information concerning CORIM, see “Security Ownership of Certain Beneficial Owners and Management.” Mr. Enrique Pescarmona, who is the Chairman of our board of directors, serves as the Chairman of CORIM’s board of directors. Total telecommunications services provided by us during 2001 to companies controlled by CORIM totaled approximately $1.2 million. During the same period, companies controlled by CORIM provided services to IMPSAT Argentina totaling approximately $0.3 million.

Suramericana Group

      The Suramericana Group, which was formed in Medellin, Colombia in the mid-1970s, is a group of over 100 companies related through cross-ownership and interlocking directorates. Companies within the Suramericana Group are significant stockholders of our Company. See “Security Ownership of Certain Beneficial Owners and Management.” Representatives of the Suramericana Group serve as directors of IMPSAT Colombia and IMPSAT Venezuela, our operating subsidiaries in Colombia and Venezuela, respectively. During 2001, the total dollar amount of telecommunications services rendered by our company to the Suramericana Group totaled approximately $7.6 million. The most significant of these transactions included services provided by IMPSAT Colombia to Corporación Nacional de Ahorro y Vivienda totaling $3.8 million, and to BanColombia totaling $1.3 million.

      During 2001, companies within the Suramericana Group provided us with services totaling $6.1 million. This total comprises amounts in respect of insurance premiums, accrued interest on indebtedness, pension fund services, health benefit services, and employee luncheon services. Certain companies within the Suramericana Group are creditors of IMPSAT Colombia, including Corporación Financiera Nacional y Suramericana S.A. (Corfinsura) and BanColombia, which are financial institutions, and Suleasing, which is a financial leasing company. As of December 31, 2001, we were indebted to companies within the Suramericana Group in the amount of approximately $22.1 million. This includes indebtedness of approximately $12.6 million to BanColombia and $5.1 million to Corfinsura (with respect to which indebtedness we paid, in the aggregate, interest of $1.0 million during 2001); and indebtedness of approximately $4.5 million to Suleasing (with respect to which indebtedness we paid interest totaling $1.1 million during 2001).

Claxson Interactive Group, Inc.

      In August 2001, El Sitio, Inc., a British Virgin Islands Internet content and Internet service provider headquartered in Argentina in which we then held a 15.6% equity interest, agreed with affiliates of Ibero-American Media Partners II Ltd., a joint venture between the Cisneros Group of Companies and Hicks, Muse, Tate & Furst Incorporated, to combine El Sitio’s interactive assets with Ibero-American Media Partners’ media assets in the Latin American region to form a new company called Claxson Interactive Group, Inc. Claxson, a British Virgin Islands multimedia company providing branded entertainment content targeted to Spanish and Portuguese speakers around the world, is headquartered in Argentina and has operations in Brazil, Mexico, Colombia, Venezuelan, Chile, Uruguay and the United States.

      As part of the combination, the shares in El Sitio (including those held by our company) were converted into an equal number (or approximately 20%, on an as-converted basis) of the common shares in Claxson Interactive Group. As of March 15, 2002, we held an approximately 3.3% equity interest in Claxson. Affiliates of Mr. Roberto Vivo and Mr. Ricardo Verdaguer, both members of our board of directors, also have equity interests in Claxson. Mr. Roberto Vivo is Claxson’s chief executive officer, the chairman of its board of directors and a member of its compensation committee. In addition, Mr. Ricardo Verdaguer (who is also a member of our Board of Directors) is a director of Claxson. Prior to the merger during the last quarter of 2001, Ms. Sofia Pescarmona, a member of our board of directors, served as a director of El Sitio.

      Claxson is the successor to El Sitio’s rights and obligations under certain telecommunications services agreements pursuant to which our subsidiaries provided El Sitio (and now provide Claxson) with telecommunication networks to access the Internet backbone. During 2001, the total value of telecommunications services we rendered to Claxson (including such services we provided to El Sitio prior to its combination into Claxson) was approximately $2.0 million.

Morgan Stanley

      During 2001, investment banking fees totaling $0.3 million were paid by our company to representative affiliates of Morgan Stanley Dean Witter.

British Telecommunications

      We are a party to a shareholders agreement with Nevasa Holdings and Nunsgate Limited, a wholly-owned subsidiary of British Telecommunications plc, dated as of March 10, 1999, a copy of which has been filed as an exhibit to the registration statement relating to the initial public offering of our common stock. Pursuant to the terms of this shareholders agreement, as long as Nunsgate Limited owns 15% of our outstanding common stock (as determined on a fully-diluted basis) and subject to certain conditions, Nunsgate Limited has the right to nominate two members of our board of directors. Nevasa Holdings has agreed to vote for the two Nunsgate Limited nominees to our board of directors so long as Nunsgate Limited owns 15% of our outstanding common stock.

      As long as Nunsgate Limited owns 10% of our outstanding common stock (as determined on a fully-diluted basis) and subject to certain conditions, Nunsgate Limited has the right to:

•	consult with management on matters relating to us

•	inspect our books and records

•	inspect our properties and operations

      As long as Nunsgate Limited owns 5% of our outstanding common stock (as determined on a fully-diluted basis), Nunsgate Limited has the right to:

•	request that we sell shares of common stock in a public offering registered under the Securities Act, subject to certain conditions

•	include common stock held by Nunsgate Limited in a public offering of our common stock registered under the Securities Act, subject to certain conditions

•	nominate one member to our Board of Directors and to have Nevasa Holdings vote for that nominee

      Nunsgate Limited has agreed to vote for Nevasa Holdings’ nominees to our board of directors for so long as Nevasa Holdings is obligated to vote for Nunsgate Limited’s nominees to our board of directors.

      During 2001, the total value of telecommunications services we rendered to British Telecommunications was approximately $2.0 million. During the same period, we purchased telecommunications capacity from British Telecommunications totaling approximately $1.4 million.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)(1) List of Financial Statements

      Consolidated Financial Statements of IMPSAT Fiber Networks, Inc. and Subsidiaries

•	Consolidated Balance Sheets as of December 31, 2000 and 2001
•	Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2001
•	Consolidated Statements of Comprehensive Loss for Each of the Three Years in the Period Ended December 31, 2001.
•	Consolidated Statements of Stockholders’ Equity (Deficiency) for Each of the Three Years in the Period Ended December 31, 2001
•	Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2001
•	Notes to the consolidated financial statements

      Financial Statements of IMPSAT S.A.

•	Balance Sheets as of December 31, 2000 and 2001
•	Statements of Operations for Each of the Three Years in the Period Ended December 31, 2001
•	Statements of Comprehensive Loss for Each of the Three Years in the Period Ended December 31, 2001.
•	Statements of Stockholder’s Equity for Each of the Three Years in the Period Ended December 31, 2001
•	Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2001
•	Notes to the financial statements

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

          (b) Reports on Form 8-K.

      During the period covered by this Report, the registrants filed with the Commission the following current reports on Form 8-K:

•	On November 28, 2001, announcing the consummation of agreements with Nortel Networks Limited and Lucent Technologies Inc. (the “Lenders”) pursuant to which the Lenders agreed to refrain from enforcing and waived their respective rights to receive principal and interest payments owed to them by IMPSAT under our Broadband Network Vendor Financing Agreements until January 11, 2002. Also announcing our continued negotiations with representatives of the holders of its senior notes and the Lenders regarding the restructuring of those obligations.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, on April 12, 2002.

IMPSAT Fiber Networks, Inc.

By:	/s/ Ricardo A. Verdaguer

Ricardo A. Verdaguer,
President and Chief
Executive Officer

Date: April 12, 2002

IMPSAT S.A.

By:	/s/ Marcelo Girotti

Marcelo Girotti
Chairman of the Board of Directors

Date:	April 12, 2002

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below (each, a “Signatory”) constitutes and appoints Guillermo Jofré and José R. Torres (each, an “Agent,” and collectively, “Agents”) or either of them, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for and in his name, place and stead, in any and all capacities, to sign this Report and any and all amendments thereto and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission. Each Signatory further grants to the Agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary, in the judgment of such Agent, to be done in connection with any such signing and filing, as full to all intents and purposes as he might or could do in person, and hereby ratifies and confirms all that said Agents, or any of them, or their or his other substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Exchange Act, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ENRIQUE M. PESCARMONA Enrique M. Pescarmona	Chairman of the Board of Directors of IMPSAT Fiber Networks, Inc.	April 12, 2002

/s/ RICARDO A. VERDAGUER Ricardo A. Verdaguer	Director, President and Chief Executive Officer of IMPSAT Fiber Networks, Inc.	April 12, 2002

/s/ GUILLERMO JOFRÉ Guillermo Jofré	Chief Financial Officer of IMPSAT Fiber Networks, Inc.	April 12, 2002

/s/ JOSE R. TORRES Jose R. Torres	Vice President, Administration and Chief Accounting Officer of IMPSAT Fiber Networks, Inc.	April 12, 2002

Roberto Vivo Chaneton	Director of IMPSAT Fiber Networks, Inc	April 12, 2002

/s/ ALEXANDER RIVELIS Alexander Rivelis	Director and President, Strategic Alliances of IMPSAT Fiber Networks, Inc.	April 12, 2002

Lucas Pescarmona	Director of IMPSAT Fiber Networks, Inc	April 12, 2002

/s/ SOFIA PESCARMONA Sofia Pescarmona	Director of IMPSAT Fiber Networks, Inc	April 12, 2002

/s/ STEPHEN R. MUNGER Stephen R. Munger	Director of IMPSAT Fiber Networks, Inc	April 12, 2002

/s/ JERÓNIMO BOSCH Jerónimo Bosch	Director of IMPSAT Fiber Networks, Inc	April 12, 2002

Signature	Title	Date

/s/ CARLOS ZAMORA Carlos Zamora	Director of IMPSAT Fiber Networks, Inc	April 12, 2002

Morris Jones	Director of IMPSAT Fiber Networks, Inc	April 12, 2002

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below (each, a “Signatory”) constitutes and appoints Guillermo Jofré and Jose R. Torres (each, an “Agent,” and collectively, “Agents”) and each or any of them, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for and in his name, place and stead, in any and all capacities, to sign this Report and any and all amendments thereto and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission. Each Signatory further grants to the Agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary, in the judgment of such Agent, to be done in connection with any such signing and filing, as full to all intents and purposes as he might or could do in person, and hereby ratifies and confirms all that said Agents, or any of them, or their or his other substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Exchange Act, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARCELO GIROTTI Marcelo Girotti	Chairman of the Board of Directors of IMPSAT Argentina	April 12, 2002

/s/ ENRIQUE M. PESCARMONA Enrique M. Pescarmona	Director of IMPSAT Argentina	April 12, 2002

/s/ RICARDO A. VERDAGUER Ricardo A. Verdaguer	Director of IMPSAT Argentina	April 12, 2002

Roberto Vivo Chaneton	Director of IMPSAT Argentina	April 12, 2002

/s/ JOSE R. TORRES Jose R. Torres	Director of IMPSAT Argentina	April 12, 2002

/s/ JORGE PATERNOSTRO Jorge Paternostro	Manager, Administration of IMPSAT Argentina (principal financial officer and principal accounting	April 12, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of IMPSAT Fiber Networks, Inc.:

We have audited the accompanying consolidated balance sheets of Impsat Fiber Networks, Inc. and its subsidiaries (the “Company”) as of December 31, 2000 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respect, the financial position of the Company at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, negative working capital, stockholders’ capital deficiency and default on indebtedness raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

April 5, 2002

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

	December 31,

	2000	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,737	$35,606
Trading investments	240,892	29,319
Trade accounts receivable, net	83,351	58,411
Other receivables	63,171	39,003
Prepaid expenses	3,722	3,429

Total current assets	458,873	165,768

BROADBAND NETWORK, Net	364,221	310,598

PROPERTY, PLANT AND EQUIPMENT, Net	381,674	214,459

NON-CURRENT ASSETS:
Investments	15,091	3,307
Intangible assets	87,693
Deferred income taxes, net	33,059
Deferred financing costs, net	14,804	10,752
Other non-current assets	19,335	13,690

Total non-current assets	169,982	27,749

TOTAL	$1,374,750	$718,574

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable — trade	$113,516	$86,999
Short-term debt	14,603	8,323
Current portion of long-term debt	38,377	959,076
Accrued and other liabilities	53,809	79,237

Total current liabilities	220,305	1,133,635

LONG-TERM DEBT, Net	915,263	23,189

OTHER LONG-TERM LIABILITIES	28,307	14,973

DEFERRED REVENUES	52,290	99,419

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common Stock, $0.01 par value; 300,000,000 shares authorized, 91,428,570 shares issued and outstanding at December 31, 2000 and 2001	914	914
Additional paid in capital	537,356	537,924
Accumulated deficit	(357,075)	(1,072,330)
Deferred stock-based compensation	(5,438)	(5,438)
Accumulated other comprehensive loss	(17,172)	(13,712)

Total stockholders’ equity (deficiency)	158,585	(552,642)

TOTAL	$1,374,750	$718,574

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,

	1999	2000	2001

NET REVENUES:
Data and value added services	$195,110	$214,268	$239,816
Internet	26,044	35,996	45,403
Telephony		235	11,762
Services to carriers		885	7,360
Sales of equipment	7,297	13,083	14,952

Total net revenues from services and equipment	228,451	264,467	319,293
Broadband network development revenues		57,676	7,197

Total net revenues	228,451	322,143	326,490

COSTS AND EXPENSES:
Direct costs:
Contracted services	21,853	29,573	40,629
Other direct costs	31,055	21,349	35,416
Leased capacity	49,666	74,188	87,057
Broadband network cost		34,729	3,335
Cost of equipment sold	5,187	12,308	10,472

Total direct costs	107,761	172,147	176,909
Salaries and wages	46,174	68,922	82,095
Selling, general and administrative	40,631	58,471	52,964
Asset impairment charge			381,888
Depreciation and amortization	130,071	84,488	123,678

Total costs and expenses	324,637	384,028	817,534

Operating loss	(96,186)	(61,885)	(491,044)

OTHER INCOME (EXPENSES):
Interest income and investment gains	7,418	27,394	10,687
Interest expense	(62,979)	(112,894)	(143,521)
Net loss on foreign exchange	(8,042)	(10,614)	(41,182)
Recognition of other-than-temporary decline in value of investments			(20,650)
Other income (loss), net	15,305	704	(2,125)

Total other expenses	(48,298)	(95,410)	(196,791)

LOSS BEFORE INCOME TAXES	(144,484)	(157,295)	(687,835)
BENEFIT FROM (PROVISION FOR) FOREIGN INCOME TAXES	20,733	4,547	(27,420)

NET LOSS	(123,751)	(152,748)	(715,255)
LOSS ATTRIBUTABLE TO MINORITY INTEREST	6,225

LOSS BEFORE DIVIDENDS ON REDEEMABLE PREFERRED STOCK	(117,526)	(152,748)	(715,255)
DIVIDENDS ON REDEEMABLE PREFERRED STOCK	(14,017)	(1,393)

NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$(131,543)	$(154,141)	$(715,255)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(2.42)	$(1.74)	$(7.82)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC AND DILUTED	54,447	88,534	91,429

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars)

	Years ended December 31,

	1999	2000	2001

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(131,543)	$(154,141)	$(715,255)

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(1,724)	(4,167)	(6,978)
Change in unrealized loss on investments available for sale	128,623	(139,378)	(10,212)
Recognition of other-than-temporary decline in value of investments			20,650

TOTAL	126,899	(143,545)	3,460

COMPREHENSIVE LOSS	$(4,644)	$(297,686)	$(711,795)

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Years Ended December 31, 1999, 2000 and 2001
(In thousands of U.S. dollars)

							Accumulated
							Other
	Common Stock		Additional			Deferred	Comprehensive
			Paid In	Accumulated		Stock-Based	(Loss)
	Shares	Amount	Capital	Deficit	Treasury Stock	Compensation	Income	Total

BALANCE AT DECEMBER 31, 1998.	44,753,746	$597	$94,801	$(71,391)	$(125,000)		$(526)	$(101,519)
Dividends on redeemable preferred stock				(14,017)				(14,017)
Common stock issuance	11,934,330	119	120,817					120,936
Amortization of amount paid in excess of carrying value of net assets acquired from related party			568					568
Change in unrealized gain on investment available for sale, net of taxes							128,623	128,623
Foreign currency translation adjustment							(1,724)	(1,724)
Net loss for the year				(117,526)				(117,526)

BALANCE AT DECEMBER 31, 1999.	56,688,076	716	216,186	(202,934)	(125,000)		126,373	15,341
Dividends on redeemable preferred stock				(1,393)				(1,393)
Issuance of common shares in Initial Public Offering, net of offering expenses	14,350,000	144	229,206					229,350
Issuance of common stock in exchange for minority interest in IMPSAT Argentina, Colombia and Venezuela	5,472,579	54	92,980					93,034
Issuance of common stock upon conversion of Series A preferred shares	14,917,915		(7,022)		125,000			117,978
Deferred stock-based compensation			5,438			$(5,438)
Amortization of amount paid in excess of carrying value of net assets acquired from related party			568					568
Change in unrealized loss on investment available for sale, net of taxes							(139,378)	(139,378)
Foreign currency translation adjustment							(4,167)	(4,167)
Net loss for the year				(152,748)				(152,748)

BALANCE AT DECEMBER 31, 2000.	91,428,570	914	537,356	(357,075)		(5,438)	(17,172)	158,585
Amortization of amount paid in excess of carrying value of net assets acquired from related party			568					568
Change in unrealized loss on investment available for sale, net of taxes							(10,212)	(10,212)
Recognition of other-than-temporary decline in value of investments							20,650	20,650
Foreign currency translation adjustment							(6,978)	(6,978)
Net loss for the year				(715,255)				(715,255)

BALANCE AT DECEMBER 31, 2001.	91,428,570	$914	$537,924	$(1,072,330)		$(5,438)	$(13,712)	$(552,642)

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Years Ended December 31,

	1999	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,526)	$(152,748)	$(715,255)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisition:
Amortization and depreciation	130,071	84,488	123,678
Asset impairment charge			381,888
Provision for doubtful accounts	11,232	4,806	16,784
Recognition of other-than-temporary decline in value of investments			20,650
Net gain on sale of investment			(75)
Deferred income tax (benefit) provision	(24,498)	(3,036)	26,706
Gross profit from broadband network development		(27,639)
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable, net	(16,434)	(35,981)	8,156
Decrease (increase) in prepaid expenses	291	(2,019)	293
(Increase) decrease in other receivables and other non-current assets	(16,971)	(33,110)	33,392
Increase (decrease) in accounts payable — trade	20,212	59,838	(26,517)
Increase in accrued and other liabilities	4,532	24,303	25,428
Increase in deferred revenues	23,200	87,757	47,129
Decrease in other long-term liabilities	(10,260)	(6,746)	(13,334)

Net cash provided by (used in) operating activities	3,849	(87)	(71,077)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in trading investments		(240,892)	211,573
Build-out of broadband network	(11,833)	(56,325)	(89,240)
Purchases of property, plant and equipment	(97,388)	(213,827)	(78,448)
Cash paid in Mandic S.A. acquisition, net	(3,700)
Purchases of available for sale investment	(21,527)
Proceeds from the sale of investment			8,000
Decrease (increase) in other investment	473	(437)

Net cash (used in) provided by investing activities	(133,975)	(511,481)	51,885

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on short-term debt	(3,592)	(1,067)	(6,280)
Proceeds from long-term debt, net of deferred financing costs	46,101	321,453	24,567
Repayments of long-term debt	(24,109)	(31,271)	(24,248)
Proceeds from issuance of common stock, net	120,936	229,350
Cash paid in redemption of preferred stock		(32,500)

Net cash provided by (used in) financing activities	139,336	485,965	(5,961)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH
EQUIVALENTS	(1,724)	(4,167)	(6,978)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,486	(29,770)	(32,131)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	90,021	97,507	67,737

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$97,507	$67,737	$35,606

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$63,127	$93,532	$113,011

Foreign income taxes paid	$1,751	$2,264	$4,590

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on redeemable preferred stock	$14,017	$1,393

Change to unrealized gain (loss) in investment available for sale	$128,623	$(139,378)	$(10,212)

Rights of way agreements	$15,134	$18,697

Broadband network vendor financing	$46,219	$184,397	$28,306

Issuance of treasury stock upon conversion of preferred stock		$117,978

Issuance of common stock in exchange for minority interests of IMPSAT Argentina, Colombia and Venezuela		$93,034

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands of U.S. dollars, except for per share amounts)

1.  General

      IMPSAT Fiber Networks, Inc., a Delaware holding company, and subsidiaries (the “Company”) is a leading integrated provider of broadband Internet, data and voice services in Latin America. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. In addition, the Company has built an extensive pan-Latin American high capacity fiber optic network (“Broadband Network”).

      The Company currently provides telecommunications services to its customers using its local access and long haul fiber optic and satellite networks. The deployed facilities include 15 metropolitan area networks in the largest cities of the region, long haul networks across Argentina, Brazil, Chile and Colombia, and leased submarine capacity to link South America to the United States. Finally, the Company has 500,000 gross square feet of premises housing advanced hosting capabilities.

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

      Liquidity and Going Concern Considerations — The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently faces significant near-term cash flow and liquidity problems. The Company has no material working capital or other credit facility under which it may borrow for working capital or other general corporate purposes. The Company is not generating sufficient revenue to fund its operations and to repay its principal and interest obligations under its indebtedness, including its vendor financing obligations with Nortel Networks Limited (“Nortel”) and Lucent Technologies Inc. (“Lucent”) (collectively the “Broadband Network Vendor Financing Agreements”) and its 12.125% Senior Guaranteed Notes due 2003, 13.375% Senior Notes due 2005 and 12.375% Senior Notes due 2008 (collectively the “Senior Notes”). The Company did not make the semi-annual interest payment on the Senior Notes due 2003 (which was due on January 15, 2002), on the Senior Notes due 2005 (which was due on February 15, 2002), or on the Senior Notes due 2008 (which was due on December 15, 2001). The Company is also in default under the Broadband Network Vendor Financing Agreements. The Company’s capital requirements under the business plan for fiscal year 2002 are greater than available capital resources, and the Company’s cash flows and liquidity are insufficient to satisfy all of the Company’s obligations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company believes that it is unlikely it will be able to obtain future debt or equity financing on acceptable terms, or at all. The securities markets are currently not available to the Company. The Company therefore will be required to restructure its balance sheet. It is unlikely that the Company could obtain additional financing without effecting a restructuring. The Company with the assistance of the investment bank, Houlihan Lokey Howard & Zukin Capital (“Houlihan Lokey”), is currently negotiating with the holders of the Senior Notes and with the creditors under the Broadband Network Vendor Financing Agreements as to the proposed financial restructuring plan discussed below. There is no assurance that the Company will be able to successfully complete the proposed financial restructuring plan. Such events could have a material adverse effect upon the Company and could threaten its ability to continue as a going concern.

      Financial Restructuring — On March 11, 2002, the Company’s management, who have been advised by Houlihan Lokey, concluded negotiations with an ad hoc committee (the “Committee”) representing certain holders of the debt under its Broadband Network Vendor Financing Agreements and certain holders of the $125.0 million outstanding principal amount of the 12.125% Senior Guaranteed Notes due 2003, the $300.0 million 13.75% Senior Notes due 2005 and the $225.0 million 12.375% Senior Notes due 2008 of a non-binding term sheet agreement in principle (the “Restructuring Term Sheet”) relating to the terms of a proposed restructuring of these long-term obligations, as part of a comprehensive financial restructuring of the Company. The Restructuring Term Sheet, contemplates the following principal components of the proposed restructuring plan:

•	all of the shares of the Company’s existing common stock, options granted under the Company’s stock option plans, and any other equity interests would be cancelled, retired and eliminated with no consideration paid therefor, and the Company would issue “new common stock” in accordance with the proposed restructuring plan;

•	creditors under the Broadband Network Vendor Financing Agreements would receive

—	$140.7 million senior secured debt issued by IMPSAT Argentina and IMPSAT Brazil and guaranteed by the Company;

—	$22.5 million of new senior convertible notes guaranteed by IMPSAT Argentina and convertible into 5% of the Company’s new common stock on a fully-diluted basis; and

—	warrants to acquire up to 15% of the Company’s new common stock on a fully-diluted basis.

•	holders of the Notes due 2003 would receive $67.5 million of new senior convertible notes guaranteed by IMPSAT Argentina and convertible into 23% of the Company’s new common stock on a fully-diluted basis

•	holders of the Notes due 2005 and the Notes due 2008 would exchange those securities for 98% of the Company’s new common stock, subject to certain dilutive events

•	the Company’s guarantees of certain indebtedness owed by the Company’s operating subsidiaries to certain of their respective creditors will either be restructured in exchange for new senior convertible notes and warrants consistent with and proportionate to the restructuring treatment of analogous indebtedness under the Broadband Network Vendor Financing Agreements, or canceled in exchange for equity in the Company

•	no distribution to existing stockholders of the Company

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	management would receive 2% of the Company’s new common stock plus stock options representing 8% of the Company’s new common stock.

      The term sheet agreement in principle provides that completion of the proposed restructuring plan would be subject to certain conditions, including its acceptance by affected classes of the Company’s securities holders in accordance with the U.S. Bankruptcy Code.

      Currently, the Company has not filed a Chapter 11 plan of reorganization under the U.S. Bankruptcy Code. There can be no assurances that the Company will be able to complete this filing or, if the Company does, that any plan of reorganization will be approved by the Bankruptcy Court. If the Company is unable to timely file for protection under Chapter 11 or obtain confirmation of a plan of reorganization, the creditors may seek other alternatives for the Company, including accepting bids for the Company or parts thereof through an auction process or forcing the Company into a liquidation proceeding under the federal bankruptcy laws.

2.  Summary of Significant Accounting Policies

      Basis of Presentation — The financial statements are presented on a consolidated basis and include the accounts of IMPSAT Fiber Networks, Inc and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates were used in determining the carrying values of the Company’s telecommunication infrastructure and collectibility of receivables. Actual results could differ from those estimates.

      Market Risk — The Company currently operates in countries throughout Latin America. The Company’s financial performance may be affected by inflation, exchange rates and controls, price controls, interest rates, changes in governmental economic policy, taxation and political, economic or other developments in or affecting the Latin America countries in which the Company operates. The Company’s foreign exchange rate risk, other than in Brazil and in Argentina since the devaluation discussed below, is limited because the majority of its assets are either non-monetary in nature or denominated in U.S. dollars, and the majority of its debt is denominated in U.S. dollars. Additionally, a significant portion of the Company’s debt has a fixed interest rate thereby limiting the Company’s interest rate risk exposure. Accordingly, the Company has not entered into derivative transactions to hedge against these potential risks.

      Currency Risks — In early January 2002, as Argentina’s ongoing political and financial crisis deepened, the country defaulted on its massive foreign debt and the government of President Eduardo Duhalde, who entered office on January 1, 2002, abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and has been volatile since. The devaluation of the Argentine peso will generally affect the Company’s consolidated financial statements by generating foreign exchange gains or losses on peso-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in the Company’s revenues, costs and expenses in Argentina.

      During December 2001, the Argentine government instituted a system for the freezing of the deposits in its financial system. In February 2002, these measures led to, among other things, the “pesification” decree. Generally, this decree mandates that all monetary obligations arising from agreements subject to Argentine law denominated in foreign currency and existing as of January 6, 2002 are mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso. Such

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations generally may be adjusted pursuant to the “coeficiente de estabilizacion de referencia” (“CER”), as published by the Argentine central bank based on the Argentine consumer price index. Under the “pesification” decree, after the foreign currency denominated contracts are converted to pesos (at the one peso to one U.S. dollar rate), the contracts may be privately renegotiated by the parties back into foreign currency denominated terms. Under the “pesification” decree, if a contract governed by Argentine law is entered into after the decree’s enactment, that contract may be denominated in either U.S. dollars or pesos. However, if the parties choose to denominate the new contract in pesos, payments under that contract are not entitled to be adjusted according to the CER or any other consumer price index. Contracts denominated in pesos before the decree continue to be denominated in pesos, unaffected by the decree. Finally, the decree provides that if the value of the goods sold or services rendered is higher or lesser than the price payable after the mandatory “pesification”, either party may request an “equitable adjustment” of such price. If the parties do not agree on the “equitable adjustment,” the dispute is to be settled by the courts, which will attempt to preserve the contractual agreement between the parties. The devaluation and the “pesification” of agreements of the Company governed by Argentine law may have adverse, unknown and unforeseeable effects on the Company.

      Since the “pesification” decree, IMPSAT Argentina’s customer contracts and operating cash inflows are now predominantly denominated in pesos. Moreover, IMPSAT Argentina’s debt service payments and a significant portion of its costs (including capital equipment purchases and payments for certain leased telecommunication capacity) are denominated in U.S. dollars. Accordingly, the Company’s financial condition and results of operations in Argentina are dependent upon IMPSAT Argentina’s ability to generate sufficient pesos (in U.S. dollar terms) to pay its costs, expenses and to satisfy its debt service requirements. Because of the recent nature of these events and the significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina, management cannot presently determine or reasonably estimate the impact a continued economic crisis in that country could possibly have on IMPSAT Argentina’s and the Company’s overall cash flows, financial condition, and results of operations.

      Numerous uncertainties exist surrounding the ultimate resolution of Argentina’s economic and political instability and actual results could differ from those estimates and assumptions utilized. The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may adversely and materially impact, among other items, (i) the realized revenues the Company receives for services offered in Argentina; (ii) the timing of repatriations of any dividends or other cash flows from IMPSAT Argentina to the Company in the United States; (iii) the Company’s asset valuations; and (iv) the Company’s pesos-denominated monetary assets and liabilities.

      Cash and Cash Equivalents — Cash and cash equivalents are time deposits with original maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

      Revenue Recognition — Revenues from data, value-added telephony, IT Solutions and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer. In addition, the Company has entered into, and may enter into in the future, agreements with carriers granting indefeasible rights of use (“IRUs”) and access to portions of the Company’s broadband network capacity and infrastructure. Pursuant to these agreements, the Company will receive fixed advance payments for the IRU and will recognize the revenue from the IRU ratably over the life of the IRU. Amounts received in advance are recorded as deferred revenue in the accompanying consolidated balance sheets. The Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC’s views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC’s interpretation of revenue recognition.

      No single customer accounted for greater than 10% of total net revenues from services for the years ended December 31, 1999, 2000 and 2001.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Non-Monetary Transactions — The Company may exchange capacity on its Broadband Network for capacity from other carriers through the exchange of IRU’s. These transactions are accounted for in accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, where an exchange of similar IRU’s is recorded at a historical carryover basis with no revenue or any gain or loss being recorded.

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

Network infrastructure	10-15 years
Equipment and materials	10 years
Right of way	10-20 years
IRU investments	15 years

      Property, Plant and Equipment — Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	10-25 years
Operating communications equipment	5-10 years
Furniture, fixtures and other equipment	2-10 years

      The operating communications equipment owned by the Company is subject to rapid technological obsolescence; therefore, it is reasonably possible that the equipment’s estimated useful lives could change in the near future.

      Investments — Investments covered under the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, are classified by the Company as either “trading” for short term investments or “available for sale” for long term investments and are carried at fair value. Unrealized gains and losses for trading investments are included in the Company’s results of operations. Unrealized gains or losses, net of tax, for available for sale investments are included in accumulated other comprehensive loss within stockholders’ equity. All other investments are carried at cost.

      Deferred Financing Costs — Debt issuance costs and transaction fees, which are associated with the issuance of the Senior Guaranteed Notes are being amortized (and charged to interest expense) over the term of the related notes on a method which approximates the level yield method.

      Intangible Assets — Intangible assets consisted of goodwill created from acquisitions as of December 31, 2000. These intangible assets were being amortized on a straight-line basis over a period ranging from 4 to 15 years. During 2001, the unamortized balance of the intangibles were written-off through an impairment charge as discussed below.

      Long-Lived Assets — Long-lived assets, including goodwill, are reviewed on an ongoing basis for impairment based on a comparison of carrying values to the related undiscounted future cash flows. If the carrying amounts exceed such cash flows, identifying a possible impairment, the assets’ carrying amount is

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjusted to fair value. During the year ended December 31, 2001, in connection with the Company’s ongoing review of its business plan, cash flows and liquidity position, and the economic environment in Latin America, the Company determined that its long-lived assets primarily related to its telecommunication infrastructure were likely impaired. The Company calculated the present value of its expected cash flows of its operating subsidiaries to determine the fair value of its telecommunication infrastructure. Accordingly, the Company recorded a noncash impairment charge of $381.9 million. This charge included approximately $245.6 million for IMPSAT Argentina, $24.7 million for IMPSAT Brazil and $28.9 million for all other countries. In addition, the charge also included approximately $82.7 million for a write-down of the value of goodwill generated by the acquisition of certain minority interests in the operating subsidiaries. The Company recorded this impairment charge based on internal estimates of fair value, other indicators and not on an independent valuation of its telecommunication infrastructure.

      Income Taxes — Deferred income taxes result from temporary differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

      Foreign Currency Translation — The Company’s subsidiaries generally use the U.S. dollar as the functional currency. Accordingly, the financial statements of the subsidiaries were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the functional currency are included as net gain or loss on foreign exchange, except for IMPSAT Brazil, which uses the local currency as the functional currency and which is included in accumulated other comprehensive income (loss) in stockholders’ equity. The decision of the Argentine Government on December 20, 2001, to preclude exchanges of pesos and U.S. dollars created a condition of non-exchangeability, which resulted in the Company using the first subsequent free-floating rate (1.65 pesos for $1.00 U.S. dollar) for which transactions could be settled to remeasure IMPSAT Argentina’s financial position and results of operations. This resulted in a remeasurement loss of approximately $16.5 million which is reflected in net loss on foreign exchange in the accompanying consolidated statements of operations.

      Fair Value of Financial Instruments — The Company’s financial instruments include receivables, investments, payables, short- and long-term debt. The Company’s Senior Notes, trading and available for sale investments, were valued at market closing prices at December 31, 2000 and 2001. The fair value of all other financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of December 31, 2000 and 2001.

      At December 31, 2000 and 2001, the fair values of the Company’s financial instruments were as follows:

	2000	2001

12.125% Senior Guaranteed Notes due 2003	$98,750	6,250
13.75% Senior Notes due 2005.	198,000	12,000
12.375% Senior Notes due 2008.	124,875	9,000
Trading Investments	240,892	$29,319
Available for sale investments	7,166	3,307

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

      Stock Split — On January 11, 2000, the Company’s Board approved a .592 to 1 reverse common stock split. Retroactive restatement has been made to all share amounts to reflect the stock split.

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

      Accumulated Other Comprehensive Loss — Accumulated other comprehensive loss is comprised as follows:

		Unrealized
		Gain (Loss)
		on
	Foreign	Investments
	Currency	Available for
	Translation	Sale	Total

Balance at December 31, 1999	$(2,250)	$128,623	$126,373
Change during the year	(4,167)	(139,378)	(143,545)

Balance at December 31, 2000	(6,417)	(10,755)	(17,172)
Change during the year	(6,978)	10,438	3,460

Balance at December 31, 2001	$(13,395)	$(317)	$(13,712)

      New Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards No 142 (“SFAS 142”), Goodwill and Other Intangible Assets, which addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. This standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. As of December 31, 2001, the Company did not have any significant intangible assets; therefore, the adoption of SFAS 142 on January 1, 2002, did not have a material effect on the Company’s consolidated financial statements or disclosures.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its consolidated financial statements or disclosures.

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

      Reclassifications — Certain amounts in the 1999 and 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Investments

      The Company’s investments consist of the following at December 31, 2000 and 2001:

	2000	2001

Trading investments, at fair value	$240,892	$29,319

Investment, at cost	$7,925
Investments in common stock	7,166	$3,307

Total	$15,091	$3,307

      The Company’s trading investments consist of high-quality, short-term investments with maturities of less than 360 days.

      The Company’s cost basis investment represented a less than 1% ownership in an unaffiliated entity established for the purchase and leasing of satellite capacity time. During October 2001, the Company sold this investment for $8 million.

      The Company’s investment in common stock includes a 3.3% ownership interest in the outstanding common stock of Claxson Interactive Group Inc., an integrated media company with operations in Latin America. This investment is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure. During the year ended December 31, 2001, the Company recorded a non-cash charge of $20.7 million, which reflected an other-than-temporary decline in the value of this investment based upon a sustained reduction in the quoted market price of $1.43 per share compared to the cost basis of $35.10 per share. This charge is included in recognition of other-than temporary decline in value of investment in the accompanying consolidated statements of operations.

4.  Trade Accounts Receivable

      Trade accounts receivable, by operating subsidiaries, at December 31, 2000 and 2001, are summarized as follows:

	2000	2001

IMPSAT Argentina	$75,116	$51,037
IMPSAT Brazil	6,553	6,714
IMPSAT Colombia	6,662	5,033
IMPSAT Venezuela	6,311	6,637
All other countries	11,218	12,772

Total	105,860	82,193
Less: allowance for doubtful accounts	(22,509)	(23,782)

Trade accounts receivable, net	$83,351	$58,411

      The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers’ financial history is analyzed.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The activity for the allowance for doubtful accounts for the year ended December 31, 1999, 2000 and 2001 is as follows:

	1999	2000	2001

Beginning balance	$10,109	$19,820	$22,509
Provision for doubtful accounts	11,232	4,806	16,784
Write-offs, net of recoveries	(1,521)	(2,117)	(15,511)

Ending balance	$19,820	$22,509	$23,782

5.  Other Receivables

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company including its operating subsidiaries and are as follows at December 31, 2000 and 2001:

	2000	2001

IMPSAT Argentina	$33,678	$22,155
IMPSAT Brazil	12,538	3,209
IMPSAT Colombia	4,149	3,777
IMPSAT Venezuela	2,156	2,667
All other countries	10,650	7,195

Total	$63,171	$39,003

6.  Broadband Network and Agreements

      Broadband network and related equipment consists of the following at December 31, 2000 and 2001:

	2000	2001

Network infrastructure	$201,372	$168,301
Equipment and materials	151,185	132,494
Right of ways	33,266	16,056
IRU investments	20,010	46,913

Total	405,833	363,764
Less: accumulated depreciation	(46,433)	(83,373)

Total	359,400	280,391
Under construction — Network infrastructure	3,424	30,207
Under construction — Global Crossing Ducts	1,397

Total	$364,221	$310,598

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The recap of accumulated depreciation for the year ended December 31, 1999, 2000 and 2001, is as follows:

	1999	2000	2001

Beginning balance	$41,346	$42,368	$46,433
Depreciation expense	1,022	4,365	41,173
Disposals and retirements		(300)	(4,233)

Ending balance	$42,368	$46,433	$83,373

      Nortel Networks Agreements — On September 6, 1999, the Company executed two turnkey agreements with Nortel Networks Limited (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina and Brazil for approximately $265 million.

      On October 25, 1999, each of IMPSAT Argentina and IMPSAT Brazil signed definitive agreements with Nortel to borrow an aggregate of up to approximately $149.1 million and $148.3 million, respectively, of long-term vendor financing. The financing, which has a final maturity in 2006, was used to finance Nortel’s construction of the segments of the Broadband Network in Argentina and Brazil as well as additional purchases of telecommunications equipment. The Company has guaranteed the obligations of each of IMPSAT Argentina and IMPSAT Brazil under the Nortel financing agreements. At December 31, 2001, a total of $245.4 million was outstanding (see Note 9).

      The Company’s subsidiaries have obtained additional vendor financing from Lucent Technologies, Ericsson, Tellabs OY, DMC and Harris Canada, Inc. for the acquisition of fiber optic cable and other telecommunications equipment for the Broadband Network, with respect to which an aggregate of $30.1 million is outstanding as of December 31, 2001, and is guaranteed by the Company.

      Global Crossing — During the year ended December 31, 2000, the Company completed and delivered to Global Crossing the portion of the Trans-Andean Crossing System connecting Las Toninas, Argentina and Santiago, Chile. As part of the Broadband Network and the South American Crossing, the Company also constructed turnkey backhaul segments and granted IRUs to Global Crossing in Peru and Brazil between Global Crossing’s landing points in those countries and its metropolitan points of presence located at the Company’s telehouses in Lima, Peru and Sao Paulo and Rio de Janeiro, Brazil. In connection with the delivery of such infrastructure to Global Crossing during 2000, the Company recognized revenues and costs totaling $57.7 million and $34.7 million, respectively.

      As part of its arrangements with Global Crossing, the Company has agreed to purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing’s fiber optic cable networks worldwide. These rights enable the Company to interconnect the Company’s networks in Argentina and Brazil and give the Company global international access. The Company had purchased approximately $12.6 million and $9.7 million under this agreement as of December 31, 2000 and 2001, respectively.

      IRU Agreements — The Company has entered into several agreements granting IRUs of up to 25 years to the Company’s Broadband Network, including network maintenance services and telehousing space. The Company has received approximately $50.4 million during the year ended December 31, 2001 related to these agreements. These advance payments are recorded as deferred revenue in the accompanying consolidated balance sheets. During the year ended December 31, 2001, the Company recognized approximately $3.2 million from these agreements, which are reflected as services to carriers in the accompanying consolidated statement of operations.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Property, Plant and Equipment

      Property, plant and equipment at December 31, 2000 and 2001, consisted of:

	2000	2001

Land	$10,398	$11,223
Building and improvements	55,792	68,350
Operating communications equipment	513,287	424,428
Furniture, fixtures and other equipment	33,703	36,376

Total	613,180	540,377
Less: accumulated depreciation	(265,354)	(332,345)

Total	347,826	208,032
Equipment in transit	15,285	3,413
Works in process	18,563	3,014

Property, plant and equipment, net	$381,674	$214,459

      The recap of accumulated depreciation for the year ended December 31, 1999, 2000 and 2001, is as follows:

	1999	2000	2001

Beginning balance	$85,678	$201,656	$265,354
Depreciation expense	118,834	74,156	76,465
Disposals and retirements	(2,856)	(10,458)	(9,474)

Ending balance	$201,656	$265,354	$332,345

8.  Short-Term Debt

      Several of the Company’s subsidiaries maintain short-term credit facilities with local banks. These credit facilities are denominated in U.S. dollars, with interest rates ranging from 14% to 21%. The Company’s subsidiaries have historically refinanced these short-term credit facilities on an annual basis. As of December 31, 2000 and 2001, amounts outstanding under these credit facilities totaled approximately $14.6 million and $8.3 million, respectively.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Long-Term Debt

      The Company’s long-term debt at December 31, 2000 and 2001, is detailed as follows:

	2000	2001

Senior Notes:
12.125% Senior Guaranteed Notes due 2003	$125,000	$125,000
13.75% Senior Notes due 2005	300,000	300,000
12.375% Senior Notes due 2008	225,000	225,000
Term notes, maturing from 2001 through 2004; collateralized by buildings and equipment, the assignment of customer contracts and investment; denominated in:
U.S. dollars (interest rates 5.89% – 14.3%)	27,959	16,325
Local currency (interest rates 8.88% – 45%)	17,177	21,904
Eximbank notes (interest rates 3.90% – 7.19%), maturing semiannually through 2002 and 2004.	11,359	18,585
Vendor financing (3.59% – 12.%), maturing 2004 to 2008	247,145	275,451

Total long-term debt	953,640	982,265
Less: current portion, including defaulted indebtedness	(38,377)	(959,076)

Long-term debt, net	$915,263	$23,189

      The scheduled maturities of long-term debt at December 31, 2001 are as follows:

Fiscal Year

2002	$959,076
2003	12,885
2004	6,636
2005	3,266
2006 and thereafter	402

Total	$982,265

      The Senior Notes, the vendor financing and some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

      The Company’s liquidity difficulties described in Note 1 have led to non-compliance with certain covenant requirements and payment provisions under the Company’s Broadband Network Vendor Financing Agreements. On October 25, 2001, the Company obtained a waiver of covenant defaults and an extension from these lenders for scheduled principal and interest payments under the Broadband Network Vendor Financing Agreements totaling approximately $36.3 million that were due on that date. The waiver expired on November 25, 2001 and the Broadband Network Vendor Financing Agreements became due and payable, and the Company is in default, see Note 1. The Company is also in default under the Senior Notes. The Company did not make the semi-annual interest payment on the Senior Notes due 2003 (which was due on January 15, 2002), on the Senior Notes due 2005 (which was due on February 15, 2002), or on the Senior Notes due 2008 (which was due on December 15, 2001). As a result of the Company’s default under the Senior Notes and the Broadband Network Vendor Financing Agreements, an aggregate of $865.1 million of the defaulted amounts have been reclassified to current portion of long-term debt as of December 31, 2001.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Income Taxes

      The composition of the benefit from (provision for) income taxes, all of which is for foreign taxes, for the years ended December 31, 1999, 2000 and 2001 is as follows:

	1999	2000	2001

Current	$(3,765)	$1,511	$(714)
Deferred	24,498	3,036	(26,706)

Total	$20,733	$4,547	$(27,420)

      The foreign statutory tax rates range from 15% to 35% depending on the particular country. Deferred taxes result from temporary differences in revenue recognition, depreciation methods and net operating loss carryforwards. The composition of the net deferred tax asset as of December 31, 2000 and 2001 is as follows:

	2000	2001

Deferred tax assets:
Net operating loss carryforwards:
Domestic	$41,364	$56,636
Foreign	35,850	66,005
Allowance for doubtful accounts	2,895	1,509
Property, plant and equipment	13,670	13,879
Services to carriers	6,549	7,612
Other	2,716	2,015

Gross deferred tax assets	103,044	147,656
Less: valuation allowance	(76,338)	(147,656)

Net deferred tax asset	26,706	—

Available for sale investments	6,353	7,103
Less: valuation allowance		(7,103)

Net available for sale investments	6,353	—

Net deferred tax asset	$33,059	$—

      During the year ended December, 31 2001, the Company recorded a valuation allowance of approximately $26.7 million to offset its deferred income tax asset because it is not clear that utilization of the tax benefits resulting from operating losses and the other temporary differences are “more likely than not” to be realized, as required by SFAS 109.

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

      1999 Plan — On January 5, 2000, the Company’s Board adopted the 1999 Stock Option Plan (the “1999 Plan”), which provides for the grants to its key officers and employees of stock options that are non- qualified for U.S. federal income tax purposes. The terms of the 1999 Plan are otherwise identical to those of the 1998 Plan except that:

•	The total number of shares of our common stock for which options may be and were granted pursuant to the 1999 Plan is 355,214;

•	The exercise price is $1.69 per share of common stock; and

•	Ten percent, twenty percent, thirty percent and forty percent of the options granted vest on each of the fourth, fifth, sixth and seventh anniversaries, respectively, of the date of grant or upon a change of control of the Company.

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of stock option transactions during each of the three years in the period ended December 31, 2001 is presented below:

		Weighted
		Average
	Number of Shares	Exercise Price

Granted and outstanding at December 31, 1998	441,650	$8.38
Granted	393,340	10.47

Outstanding at December 31, 1999	834,990	9.36
Granted	862,314	10.70
Cancelled	(29,427)	14.48

Outstanding at December 31, 2000	1,667,877	9.96
Granted	—	—
Cancelled	(298,812)	12.26

Outstanding at December 31, 2001	1,369,065	9.45

Stock Options
Exercisable at:
December 31, 1999	44,165	$8.38

December 31, 2000	170,692	$8.85

December 31, 2001	408,098	$10.07

      The following table summarizes information concerning outstanding stock options at December 31, 2001:

	Options Outstanding

		Weighted		Options Exercisable
		Average
	Number of	Remaining	Weighted	Number	Weighted
Range of	Options	Contractual	Average	of Options	Average
Exercise Price	Outstanding	Life	Exercise Price	Outstanding	Exercise Price

$1.69-$8.38	692,667	8 Years	$4.95	236,230	$8.38
$10.47	302,408	8 Years	10.47	120,969	10.47
$17.00	373,990	8 Years	17.00	50,899	17.00

	1,369,065	8 Years	$9.45	408,098	$10.07

      The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation costs been recognized based on the fair value at the date of grant for options awarded under the 1998 and 1999

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plans, the pro forma amounts of the Company’s net loss attributable to common stockholders and net loss per common share for the years ended December 31, 1999, 2000 and 2001 would have been as follows:

	1999	2000	2001

Net loss attributable to common stockholders:
As reported	$(131,543)	$(154,141)	$(715,255)
Pro Forma	(131,892)	(156,715)	(717,009)
Net loss per common share:
As reported	$(2.42)	$(1.74)	$(7.82)
Pro Forma	(2.42)	(1.77)	(7.84)

      The fair value of the options granted in 1999 was estimated using the minimum value method prescribed by SFAS No. 123 for nonpublic entities and the fair value of the options granted in 2000 was estimated using the Black-Scholes option-pricing model assuming no dividend yield and the following weighted average assumptions:

	1999	2000

Risk-free interest rate	7.0%	7.0%
Expected option lives in years	4	4
Volatility	—	—

      The weighted average fair value of options granted during 1999 and 2000 was $1.51 and $14.95, respectively.

12.  Initial Public Offering

      The Company completed an initial public offering (“IPO”) of 11,500,000 shares of common stock on February 4, 2000. On the same date, British Telecommunications plc (“BT”) purchased 2,850,000 shares of the Company’s common stock simultaneously with the IPO to maintain its approximate current ownership share in the Company. In anticipation of the IPO, on January 11, 2000, the Company’s Board of Directors (the “Board”) amended and restated the articles of incorporation of the Company to change the name of the Company to IMPSAT Fiber Networks, Inc. and authorized 300,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of “blank check” preferred stock, $0.01 par value. In addition, the Board approved a .592 for 1 reverse common stock split, adopted a stockholders rights plan and approved the issuance of 5,472,579 shares of common stock to the minority shareholders in IMPSAT Argentina, IMPSAT Venezuela and IMPSAT Colombia in exchange for their minority interests in those subsidiaries. The acquisition of these minority interests was accounted for under the purchase method and resulted in approximately $88.1 million in goodwill.

      In addition, the Company redeemed approximately $32.5 million of the redeemable preferred stock and the holders converted their remaining preferred shares into 14,917,915 shares of common stock.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Operating Segment Information

      The Company’s operating segment information, by subsidiary, is as follows for the years ended December 31, 1999, 2000 and 2001:

					All other
2001	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Data & value added services:
Satellite	$52,334	$15,460	$22,611	$24,924	$33,348	$(11,624)	$137,053
Broadband	32,539	10,077	34,487	3,334	12,426	(7,284)	85,579
Value added services	7,082	4,042	533	1,106	15,683	(11,262)	17,184

Subtotal	91,955	29,579	57,631	29,364	61,457	(30,170)	239,816
Internet	17,863	11,826	4,298	2,047	15,705	(6,336)	45,403
Telephony	8,905				5,199	(2,342)	11,762
Services to carriers	3,561	1,411	158		3,232	(1,002)	7,360
Sales of equipment	7,962	2,627	493	1,235	2,635		14,952

Total net revenues from services and equipment	130,246	45,443	62,580	32,646	88,228	(39,850)	319,293
Broadband network development revenues		2,552			4,645		7,197

Total net revenues	$130,246	$47,995	$62,580	$32,646	$92,873	$(39,850)	$326,490

Operating income (loss)	$(311,315)	$(58,952)	$(190)	$781	$(121,368)		$(491,044)

Total assets	$235,471	$188,005	$101,583	$55,618	$137,897		$718,574

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					All other
2000	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Data & value added services:
Satellite	$75,666	$14,869	$29,807	$24,321	$40,635	$(26,033)	$159,265
Broadband	24,640	2,324	21,219	1,896	1,350	(169)	51,260
Value added services	2,583	615	200	429	23	(107)	3,743

Subtotal	102,889	17,808	51,226	26,646	42,008	(26,309)	214,268
Internet	12,230	10,139	3,589	1,392	13,902	(5,256)	35,996
Telephony			4		261	(30)	235
Services to carriers	885						885
Sales of equipment	12,221	308		89	465		13,083

Total net revenues from services and equipment	128,225	28,255	54,819	28,127	56,636	(31,595)	264,467
Broadband network development revenues	32,272	9,336			16,068		57,676

Total net revenues	$160,497	$37,591	$54,819	$28,127	$72,704	$(31,595)	$322,143

Operating income (loss)	$(19,973)	$(26,867)	$4,765	$92	$(19,902)		$(61,885)

Total assets	$494,775	$223,766	$115,584	$55,760	$484,865		$1,374,750

					All other
1999	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Data & value added services:
Satellite	$74,293	$6,458	$46,489	$20,048	$34,205	$(21,434)	$160,059
Broadband	19,036	305	11,679	1,429	1,388	(116)	33,721
Value added services	1,125			205	7	(7)	1,330

Subtotal	94,454	6,763	58,168	21,682	35,600	(21,557)	195,110
Internet	9,162	1,740	2,879	1,290	14,572	(3,599)	26,044
Telephony
Services to carriers
Sales of equipment	6,593	65		260	379		7,297

Total net revenues from services and equipment	110,209	8,568	61,047	23,232	50,551	(25,156)	228,451
Broadband network development revenues

Total net revenues	$110,209	$8,568	$61,047	$23,232	$50,551	$(25,156)	$228,451

Operating income (loss)	$(40,988)	$(16,213)	$(10,120)	$(2,786)	$(26,079)		$(96,186)

Total assets	$272,978	$79,064	$83,691	$40,407	$352,192		$828.332

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Related Party Transactions

      The Company in the normal course of its business provides telecommunications network services to affiliates of stockholders. During the years ended December 31, 1999, 2000 and 2001, such services totaled approximately $11.0 million, $18.9 million and $12.2 million, respectively. In addition, the Company also enters into transactions with such affiliates, which primarily include financial (borrowings), insurance, and employee benefits services. During the years ended December 31, 1999, 2000 and 2001, such transactions totaled approximately $9.1 million, $10.7 million and $9.8 million, respectively.

      During the years ended December  31, 2000 and 2001, the Company made approximately $1.1 million and $1.4 million in payments to BT for satellite capacity, respectively. Investment banking fees amounting to $4.1 million, $18.3 million and $0.3 million, respectively, were paid to representative affiliates of the former holders of the Company’s redeemable preferred stock during 1999, 2000 and 2001. These representative affiliates are current stockholders of the Company.

15.  Commitments and Contingencies

      Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $27.9 million through the year 2006. In addition, the Company had committed to long-term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, and the United States for approximately $3.3 million per year through 2006. The Company has commitments to purchase communications and data center equipment amounting to approximately $5.8 million at December 31, 2001. The Company has commitments for additional IRU investments totaling approximately $63.9 million in the aggregate under its various IRU agreements. These commitments are not included in the consolidated balance sheet as of December 31, 2001.

      IMPSAT Brazil has entered into a $5.9 million term note with El Camino Resources, which is guaranteed by the Company and IMPSAT Argentina. At December 31, 2001, the balance outstanding was approximately $2.9 million.

      360networks — During June 2001, the Company terminated a series of contracts which the Company had signed in the first quarter of 2001 with 360americas networks (Bermuda) ltd., a subsidiary of 360networks Inc., and certain other subsidiaries of 360networks, Inc. (collectively “360networks”) to construct and provide IRU dark fiber, capacity services and conduit to 360networks over the Company’s Broadband Network in Argentina and Brazil, as a result of the breach by 360networks of its payment obligations under those contracts, including the new Argentina-Brazil link that the Company has recently completed. Between March and May 2001, the Company made available segments of the IRU dark fiber and capacity services to 360networks for acceptance, but 360networks failed to make certain payments as required by the Company’s contract with them. 360networks also failed to make certain payments for collocation space in the Company’s telehouses in Sao Paulo and Rio de Janeiro, Brazil and Buenos Aires, Argentina, and the Company terminated those contracts as well. The Company has also terminated a contract with 360networks for collocation space in Caracas, Venezuela, also for payment default by 360networks.

      The Company has commenced arbitration and litigation proceedings against 360networks for damages under the terminated contracts for the provision of IRU dark fiber and capacity services, as contemplated by the relevant agreements. 360americas and the other subsidiaries with which the Company had contracted were not included in the series of bankruptcy and insolvency filings made in the United State and Canada by their parent, 360networks, Inc. and certain of it other affiliates. 360networks, Inc. has announced that it intends to seek a buyer for its South American undersea fiber optic cable system, which is owned by 360americas. The Company intends to aggressively pursue its remedies against 360networks, including its claim for damages due under the terminated contracts, but is unable to predict whether the Company will prevail in any such proceedings and, if so, whether 360networks would be able to pay any arbitration or litigation award that might be entered in favor of the Company.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the pendency of the arbitration and litigation proceedings, the Company will continue to include as deferred revenues on its consolidated balance sheet the amount received from 360networks as down payments under the terminated contracts, after deducting amounts that were due and payable at the time of the termination of the contracts. As of December 31, 2001, the balance of such deferred revenue was $22.6 million.

      IPO Allocations Class Action — On November 1, 2001, a lawsuit was filed in the United States District Court for the Southern District of New York against the Company, certain of the Company’s current officers and directors, and the underwriters to the Company’s initial public offering. This lawsuit alleges on behalf of a proposed class of all shareholders that the Company and its underwriters violated various provisions of the securities laws in connection with the IPO in February 2000. The plaintiff has proposed a putative class from the date of the IPO to December 6, 2000. In August 2001, the court ordered that this suit be coordinated for all pre-trial purposes in a proceeding styled In re Initial Public Offering Securities Litigation, 21 MC 92, an intra-district proceeding involving approximately 900 lawsuits concerning the initial public offerings of approximately 310 companies and 48 underwriters. The complaint does not seek a specified amount of damages. It is the Company’s present understanding that the plaintiffs intend to file an amended complaint shortly. The Company’s management believes that the Company has meritorious defenses to the allegations in the complaints and intends to defend the litigation vigorously. However, due to the early stages of this action, the Company cannot conclude as to the possible outcome. The Company has certain insurance policies with respect to such claims and have filed a claim with its carriers regarding this matter.

      Other Litigation — The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

      In November 1996, IMPSAT Argentina filed suit against a former customer, ENCOTESA, for amounts due and arising under IMPSAT Argentina’s contracts with ENCOTESA, the Argentine national postal service for $7.3 million. The ultimate collectivity of this matter continues to be negotiated for settlement; however, the Company has valued this receivable at a net realizable value of zero.

16.  Selected Quarterly Financial Information (Unaudited)

      Selected financial information for the quarterly periods in 2001 and 2000 is presented below:

	2001 Quarters

	First	Second	Third	Fourth

Total net revenue	$88,745	$78,527	$76,570	$82,648
Operating (loss)	(25,109)	(30,187)	(264,405)	(171,343)
Net loss attributable to common stockholders	(68,251)	(99,672)	(344,336)	(202,996)
Net loss per common share basic and diluted	(0.75)	(1.09)	(3.77)	(2.21)

	2000 Quarters

	First	Second	Third	Fourth

Total net revenue	$58,763	$64,754	$110,676	$87,950
Operating (loss)	(13,463)	(18,916)	(1,933)	(27,573)
Net loss attributable to common stockholders	(29,067)	(39,825)	(26,660)	(58,589)
Net loss per common share basic and diluted	(0.36)	(0.44)	(0.29)	(0.65)

* * * * * *

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of IMPSAT S.A.:

We have audited the accompanying balance sheets of IMPSAT S.A. (the “Company”), a wholly-owned subsidiary of IMPSAT Fiber Networks, Inc., as of December 31, 2000 and 2001, and the related statements of operations, comprehensive loss, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, negative working capital, stockholders’ capital deficiency and default on indebtedness raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE

Buenos Aires, Argentina

March 15, 2002

IMPSAT S.A.

BALANCE SHEETS

(In thousands of U.S. dollars)

	December 31,

	2000	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,051	$3,979
Trade accounts receivable, net	58,680	33,924
Receivable from affiliated companies	13,303	17,715
Other receivables	33,679	22,155
Prepaid expenses	2,584	1,730

Total current assets	120,297	79,503

BROADBAND NETWORK, Net	176,961	105,995

PROPERTY, PLANT AND EQUIPMENT, Net	163,754	40,149

NON-CURRENT ASSETS:
Investments	11,829	2,429
Deferred income taxes, net	8,262
Other non-current assets	13,672	7,395

Total non-current assets	33,763	9,824

TOTAL	$494,775	$235,471

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable — trade	$71,362	$59,535
Short-term debt	8,860
Advances from affiliated companies	7,523	2,448
Current portion of long-term debt	15,385	162,390
Accrued and other liabilities	10,625	15,422

Total current liabilities	113,755	239,795

LONG-TERM DEBT, Net	127,626	3,183

DEFERRED REVENUES	32,561	52,653

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDER’S EQUITY (DEFICIENCY):
Common Stock, $0.01 par value 14,755 shares issued and outstanding at December 31, 2000, and 73,775 shares issued and outstanding at December 31, 2001.	3	4
Paid in capital	250,326	331,179
Accumulated deficit	(30,247)	(391,024)
Accumulated other comprehensive income (loss)	751	(319)

Total stockholder’s equity (deficiency)	220,833	(60,160)

TOTAL	$494,775	$235,471

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars)

	Years Ended December 31,

	1999	2000	2001

NET REVENUES:
Data and value added services	$94,454	$102,889	$91,955
Telephony			8,905
Internet	9,162	12,230	17,863
Services to carriers		885	3,561
Sales of equipment	6,593	12,221	7,962

Total net revenues from services and equipment	110,209	128,225	130,246
Broadband network development revenues		32,272

Total net revenues	110,209	160,497	130,246

COSTS AND EXPENSES:
Direct costs:
Contracted services	10,857	15,131	17,498
Other direct costs	20,017	12,001	26,243
Leased capacity	20,036	30,121	36,575
Broadband network construction costs		18,057
Cost of equipment sold	4,673	10,841	6,346

Total direct costs	55,583	86,151	86,662
Salaries and wages	19,672	29,670	35,163
Selling, general and administrative	16,903	26,478	18,781
Depreciation and amortization	59,039	38,171	55,390
Asset impairment charge			245,565

Total costs and expenses	151,197	180,470	441,561

Operating loss	(40,988)	(19,973)	(311,315)

OTHER INCOME (EXPENSES):
Interest income and investment gains	1,199	716	1,843
Interest expense	(13,690)	(12,513)	(24,775)
Net gain (loss) on foreign exchange	(78)	190	(17,948)
Other income net	4,820	5	85

Total other income (expenses), net	(7,749)	(11,602)	(40,795)

LOSS BEFORE INCOME TAXES	(48,737)	(31,575)	(352,110)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	5,982	6,986	(8,667)

NET LOSS	$(42,755)	$(24,589)	$(360,777)

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars)

	Years Ended December 31,

	1999	2000	2001

NET LOSS	$(42,755)	$(24,589)	$(360,777)

OTHER COMPREHENSIVE LOSS:
Change in unrealized loss on investment available for sale		751	(1,070)

TOTAL		751	(1,070)

COMPREHENSIVE LOSS	$(42,755)	$(23,838)	$(361,847)

See notes to financial statements.

IMPSAT S.A.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Years Ended December 31, 1999, 2000, and 2001
(In thousands of U.S. dollars)

				Accumulated
				Other
	Common	Paid in	Accumulated	Comprehensive
	Stock	Capital	Deficit(*)	Income (Loss)	Total

BALANCE AT DECEMBER 31, 1998	$3	$26,442	$37,097		$63,542
Shareholder’s contributions		56,000			56,000
Net loss for the year			(42,755)		(42,755)

BALANCE AT DECEMBER 31, 1999	3	82,442	(5,658)		76,787
Shareholder’s contributions		167,884			167,884
Change on unrealized loss on investment available for sale, net of taxes				$751	751
Net loss for the year			(24,589)		(24,589)

BALANCE AT DECEMBER 31, 2000	3	250,326	(30,247)	751	220,833
Change on unrealized loss on investment available for sale, net of taxes				(1,070)	(1,070)
Shareholder’s contributions		80,854			80,854
Issuance of common stock	1	(1)
Net loss for the year			(360,777)		(360,777)

BALANCE AT DECEMBER 31, 2001	$4	$331,179	$(391,024)	$(319)	$(60,160)

(*)	Includes an appropriation of retained earnings, amounting to $1,890 in 1999 and 2000 to comply with legal reserve requirements in Argentina.

See notes to financial statements.

IMPSAT S.A.

STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,

	1999	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,755)	$(24,589)	$(360,777)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition:
Amortization and depreciation	59,039	38,171	55,390
Asset impairment charge			245,565
Provision for doubtful accounts	6,280	3,035	15,590
Net gain on sale of investment	—	—	(75)
Deferred income tax (benefit) provision	(7,923)	(5,045)	8,667
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable, net	(14,258)	(25,669)	9,166
(Increase) decrease in prepaid expenses	(463)	(1,759)	854
(Increase) decrease in other receivables and other non-current assets	(19,858)	(26,187)	17,801
Increase (decrease) in accounts payable – trade	13,629	38,630	(11,827)
Increase in deferred revenues	23,200	9,361	20,092
Increase (decrease) in accrued and other liabilities	4,491	1,077	4,797
Decrease in other long-term liabilities	(975)	(510)

Net cash provided by operating activities	20,407	6,515	5,243

CASH FLOWS FROM INVESTING ACTIVITIES:
Build-out of broadband network	(3,235)	(5,178)	(52,139)
Purchases of property, plant and equipment	(45,570)	(99,379)	(32,414)
Proceeds from the sale of investments	—	—	8,000
Decrease (increase) in other investment	473	(843)

Net cash used in investing activities	(48,332)	(105,400)	(76,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt	(2,293)	(1,847)	(8,860)
Changes in advances to from affiliates	6,238	(61,436)	(9,487)
Repayments of proceeds from long-term debt	(41,670)	2,136	731
Shareholder’s contributions	56,000	167,884	80,854

Net cash provided by financing activities	18,275	106,737	62,238

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,650)	7,852	(8,072)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	13,849	4,199	12,051

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$4,199	$12,051	$3,979

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$12,639	$7,853	$14,936

Income taxes paid		$1,900	$2,894

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change to unrealized loss on investment available for sale, net of tax		$751	$(1,070)

Broadband network vendor financing	$25,709	$90,340	$19,677

See notes to financial statements.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS

(Tables in thousands of U.S. dollars)

1.  General

      IMPSAT S.A. (the “Company”) is a leading integrated provider of broadband Internet, data and voice services in Argentina. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links and leased satellite capacity. As of December 31, 2001, the Company is a 100% owned subsidiary of IMPSAT Fiber Networks, Inc. (the “Parent Company”)

      Liquidity and Going Concern Considerations — The accompanying financial statements have been prepared on a going concern basic, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Parent Company and the Company currently face significant near-term cash flow and liquidity problems. The Parent Company and the Company have no material working capital or other credit facility under which they may borrow for working capital or other general corporate purposes. The Parent Company and the Company are not generating sufficient revenue to fund their operations or to repay their principal and interest obligations under their vendor financing obligations with Nortel Networks Limited (“Nortel”) and Lucent Technologies Inc. (“Lucent”) (collectively the “Broadband Network Vendor Financing Agreements”) that are due and payable. As a result, the Company is in default under the Broadbank Network Vendor Financing Agreements. The Parent Company’s and the Company’s capital requirements under the business plan for fiscal year 2002 are greater than available capital resources, and the Parent Company’s and the Company’s cash flows and liquidity are insufficient to satisfy all of the Parent Company’s and the Company’s obligations. These factors among others raise substantial doubt as to the Parent Company’s and the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Parent Company and the Company believe that it is unlikely that they will be able to obtain future debt or equity financing on acceptable terms, or at all. The Parent Company and the Company therefore will be required to restructure their balance sheets. It is unlikely that the Parent Company and the Company could obtain additional financing without effecting such restructuring. The Parent Company with the assistance of the investment bank, Houlihan Lokey Howard & Zukin Capital (“Houlihan Lokey”), is currently negotiating with the holders of the Senior Notes and with the creditors under the Broadbank Network Vendor Financing Agreements as to the proposed financial restructuring plan discussed below. There is no assurance that the Parent Company and the Company will be able to successfully complete the proposed financial restructuring plan. Such events could have a material adverse effect upon the Parent Company and the Company and could threaten its ability to continue as a going concern.

      Financial Restructuring — On March 11, 2002, the Parent Company’s management, who have been advised by Houlihan Lokey, concluded negotiations with an ad hoc committee (the “Committee”) representing certain holders of the debt under its Broadband Network Vendor Financing Agreements and certain holders of the $125.0 million outstanding principal amount of the 12.125% Senior Guaranteed Notes due 2003, the $300.0 million 13.75% Senior Notes due 2005 and the $225.0 million 12.375% Senior Notes due 2008 of a non-binding term sheet agreement in principle (the “Restructuring Term Sheet”) relating to the terms of a proposed restructuring of these long-term obligations, as part of a comprehensive financial restructuring of the Parent Company and the Company. The Restructuring Term Sheet, contemplates the following principal components of the proposed restructuring plan:

•	all of the shares of the Parent Company’s existing common stock, options granted under the Parent Company’s stock option plans, and any other Parent Company equity interests would be cancelled,

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS — (Continued)

retired and eliminated with no consideration paid therefor, and the Parent Company would issue “new common stock” in accordance with the proposed restructuring plan;

•	creditors under the Broadband Network Vendor Financing Agreements would receive

—	$140.7 million senior secured debt issued by the Company and IMPSAT Brazil and guaranteed by the Parent Company;

—	$22.5 million of new senior convertible notes guaranteed by the Company and convertible into 5% of the Parent Company’s new common stock on a fully-diluted basis; and

—	warrants to acquire up to 15% of the Parent Company’s new common stock on a fully-diluted basis.

•	holders of the Notes due 2003 would receive $67.5 million of new senior convertible notes guaranteed by the Company and convertible into 23% of the Parent Company’s new common stock on a fully-diluted basis

•	holders of the Notes due 2005 and the Notes due 2008 would exchange those securities for 98% of the Parent Company’s new common stock, subject to certain dilutive events

•	the Parent Company’s guarantees of certain indebtedness owed by the operating subsidiaries to certain of their respective creditors will either be restructured in exchange for new senior convertible notes and warrants consistent with and proportionate to the restructuring treatment of analogous indebtedness under the Broadband Network Vendor Financing Agreements, or canceled in exchange for equity in the Parent Company

•	no distribution to existing stockholders of the Parent Company

•	management would receive 2% of the Parent Company’s new common stock plus stock options representing 8% of the Parent Company’s new common stock.

      The term sheet agreement in principle provides that completion of the proposed restructuring plan would be subject to certain conditions in the event the Parent Company files its plan with the Bankruptcy Court, including the plan’s acceptance by affected classes of the Parent Company’s securities holders in accordance with the U.S. Bankruptcy Code.

      Currently, the Parent Company has not filed a Chapter 11 plan of reorganization under the U.S. Bankruptcy Code. There can be no assurances that the Parent Company will be able to complete this filing or, if the Parent Company does, that any plan of reorganization will be approved by the Bankruptcy Court. If the Parent Company is unable to timely file for protection under Chapter 11 or obtain confirmation of a plan of reorganization, the creditors may seek other alternatives for the Parent Company and the Company, including accepting bids for the Company or parts thereof through an auction process or forcing the Parent Company into a liquidation proceeding under the federal bankruptcy laws.

2.  Summary of Significant Accounting Policies

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates were used in determining the carrying value of the Company’s telecommunications infrastructure and collectibility of receivables. Actual results could differ from those estimates.

      Market Risk — The Company’s financial performance may be affected by inflation, exchange rates and controls, price controls, interest rates, changes in governmental economic policy, taxation and political,

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS — (Continued)

economic or other developments in or affecting the country in which the Company operates. The Company’s foreign exchange rate risk is limited because the majority of its assets are non-monetary in nature, and the majority of its debt is denominated in U.S. dollars. Additionally, a significant portion of the Company’s debt has a fixed interest rate thereby limiting the Company’s interest rate risk exposure. Accordingly, the Company has not entered into derivative transactions to hedge against these potential risks.

      Currency Risks — In early January 2002, as Argentina’s ongoing political and financial crisis deepened, the country defaulted on its massive foreign debt and the government of President Eduardo Duhalde, who entered office on January 1, 2002, abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and has been volatile since. The devaluation of the Argentine peso will generally affect the Company’s financial statements by generating foreign exchange gains or losses on peso-denominated monetary liabilities and assets of the Company and will generally result in a decrease, in U.S. dollar terms, in the Company’s revenues, costs and expenses in Argentina.

      During December 2001, the Argentine government instituted a system for the freezing of the deposits in its financial system. In February 2002, these measures led to, among other things, the “pesification” decree. Generally, this decree mandates that all monetary obligations arising from agreements subject to Argentine law denominated in foreign currency and existing as of January 6, 2002 are mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso. Such obligations generally may be adjusted pursuant to the “coeficiente de estabilizacion de referencia” (“CER”), as published by the Argentine central bank based on the Argentine consumer price index. Under the “pesification” decree, after the foreign currency denominated contracts are converted to pesos (at the one peso to one U.S. dollar rate), the contracts may be privately renegotiated by the parties back into foreign currency denominated terms. Under the “pesification” decree, if a contract governed by Argentine law is entered into after the decree’s enactment, that contract may be denominated in either U.S. dollars or pesos. However, if the parties choose to denominate the new contract in pesos, payments under that contract are not entitled to be adjusted according to the CER or any other consumer price index. Contracts denominated in pesos before the decree continue to be denominated in pesos, unaffected by the decree. Finally, the decree provides that if the value of the goods sold or services rendered is higher or lesser than the price payable after the mandatory “pesification”, either party may request an “equitable adjustment” of such price. If the parties do not agree on the “equitable adjustment,” the dispute is to be settled by the courts, which will attempt to preserve the contractual agreement between the parties. The devaluation and the “pesification” of agreements of the Company governed by Argentine law may have adverse, unknown and unforeseeable effects on the Company.

      Since the “pesification” decree, the Company’s customer contracts and operating cash inflows are now predominantly denominated in pesos. Moreover, the Company’s debt service payments and a significant portion of its costs (including capital equipment purchases and payments for certain leased telecommunication capacity) are denominated in U.S. dollars. Accordingly, the Company’s financial condition and results of operations in Argentina are dependent upon the Company’s ability to generate sufficient pesos (in U.S. dollar terms) to pay its costs, expenses and to satisfy its debt service requirements. Because of the recent nature of these events and the significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina, management cannot presently determine or reasonably estimate the impact a continued economic crisis in that country could possibly have on the Company’s and the Company’s overall cash flows, financial condition, and results of operations.

      Numerous uncertainties exist surrounding the ultimate resolution of Argentina’s economic and political instability and actual results could differ from those estimates and assumptions utilized. The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may adversely and materially impact, among other items, (i) the realized revenues the Company receives for services offered in Argentina; (ii) the timing of

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS — (Continued)

repatriations of any dividends or other cash flows from the Company to the Parent Company, in the United States; (iii) the Company’s asset valuations; and (iv) the Company’s pesos-denominated monetary assets and liabilities.

      Cash and Cash Equivalents — Cash and cash equivalents are highly liquid investments, including short-term investments and time deposits with maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

      Revenue Recognition — Revenues from data, value added, telephony an Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer. In addition, the Company has entered into, and may enter into in the future, agreements with carriers granting indefeasible rights of use (“IRU”) and access to portions of the Company’s broadband network capacity and infrastructure. Pursuant to these agreements, the Company will receive fixed advance payments for the IRU and will recognize the revenue from the IRU ratably over the life of the IRU. Amounts received in advance are recorded as deferred revenue in the accompanying balance sheets. The Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC’s views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC’s interpretation of revenue recognition.

      No single customer accounted for greater than 10% of total revenues from services for the year ended December 31, 2000 and 2001.

      Non-Monetary Transactions — The Company may exchange capacity on its Broadband Network for capacity from other carriers through the exchange of IRU’s. These transactions are accounted for in accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, where an exchange of similar IRU’s is recorded at a historical carryover basis with no revenue or any gain or loss being recorded.

      Broadband Network — The Broadband Network was finished during the fourth quarter of 2000. These assets are recorded at cost and depreciated using the straight-line method over the following estimated useful lives. In addition, the Company during 2000 acquired IRUs from other entities for its own purposes. Such IRU investments are capitalized and amortized over their estimated useful lives, not to exceed 15 years. The acquired IRUs have a 25-year term. In those cases where the right of use has been acquired for a longer period of time (25 years), management believes that, due to anticipated advances in technology, the Company’s IRUs are not likely to be productive assets beyond 15 years.

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

      The operating communications equipment owned by the Company is subject to rapid technological obsolescence; therefore, it is reasonably possible that the equipment’s estimated useful lives could change in the near future.

      Investments — Investments covered under the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, are classified by the

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company as “available for sale” and are carried at fair value. Unrealized gains or losses, net of tax, for available for sale investments are included in accumulated other comprehensive income (loss) within stockholders’ equity. All other investments are carried at cost.

      Long-Lived Assets — Long-lived assets are reviewed on an ongoing basis for impairment based on a comparison of carrying values to the related undiscounted future cash flows. If the carrying amounts exceed such cash flows, identifying a possible impairment, the assets’ carrying amount is adjusted to fair value. During the year ended December 31, 2001, in connection with the Company’s ongoing review of its business plan, cash flow and liquidity position, and the economic environment in Latin America, the Company determined that its long-lived assets primarily related to its telecommunication infrastructure were likely impaired. The Company calculated the present value of its expected cash flows of its operating subsidiaries to determine the fair value of its telecommunication infrastructure. Accordingly, in the year ended December 31, 2001, the Company recorded a non-cash impairment charge of $245.6 million. The Company recorded this impairment charge based on internal estimates of fair value, other indicators and not on independent valuations of its telecommunication infrastructure.

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

      Foreign Currencies Translation — The translation of these financial statements into U.S. dollars has been made following the guidelines of SFAS No. 52, Foreign Currency Translation. Major operations of IMPSAT S.A. are stated in U.S. dollars. Accordingly, the U.S. dollar has been designated as the functional currency. Local currencies denominated transactions are remeasured into the functional currency. Accordingly, fixed assets and stockholders equity (deficiency) accounts have been translated into U.S. dollars taking into account the exchange rate prevailing at each transaction date. Monetary assets and liabilities are translated using the year-end exchange rate. Profit and loss accounts were translated using average exchange rates for the periods in which they were accrued, except for the consumption of non-monetary assets for which their respective dollar translated costs were considered. The decision of the Argentine Government on December 20, 2001, to preclude exchanges of pesos and U.S. dollars created a condition of non-exchangeability, which resulted in the Company using the first subsequent free-floating rate (1.65 pesos for $1.00 U.S. dollar) for which transactions could be settled to remeasure the Company’s financial position and results of operations. This resulted in a remeasurement loss of approximately $16.5 million which is reflected in net loss on foreign exchange in the accompanying statements of operations.

      Fair Value of Financial Instruments — The Company’s financial instruments include receivables, investments, payables, short- and long-term debt. The available for sale investments were valued at market closing prices at December 31, 2001. The fair value of all other financial instruments, which approximate their carrying (or contract) values, have been determined using interest rates as of December 31, 2001.

      New Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial statements or disclosures.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 143 is effective for fiscal years beginning after December 15, 2001 and interim years within

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS — (Continued)

those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial statements or disclosures.

      Reclassifications — Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform with the 2001 presentation.

3.  Trade Accounts Receivable

      Trade accounts receivable at December 31, 2000 and 2001 are summarized as follows:

	2000	2001

Trade accounts receivable	$75,116	$51,037
Less: allowance for doubtful accounts	(16,436)	(17,113)

Trade accounts receivable, net	$58,680	$33,924

      The Company provides trade credit to their customers in the normal course of business. Prior to extending credit, the customers’ financial histories are analyzed.

      The activity for the allowance for doubtful accounts for the year ended December 31, 1999, 2000 and 2001 is as follows:

	Year Ended December 31,

	1999	2000	2001

Beginning balance	$8,310	$13,943	$16,436
Provision for doubtful accounts	6,280	3,035	15,590
Write-offs, net of recoveries	(647)	(542)	(14,913)

Ending balance	$13,943	$16,436	$17,113

4.  Other Receivables

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers other than for fixed assets, and other miscellaneous amounts due to the Company.

5.  Broadband Network and Agreements

      Broadband network and related equipment at December 31, 2000 and 2001 consists of:

	2000	2001

Network infrastructure	$91,206	$76,693
Equipment and materials	122,477	90,222
IRU investments	4,395	2,616

Total	218,078	169,531
Less: accumulated depreciation	(42,084)	(63,536)

Total	175,994	105,995
Under construction – Network infrastructure	967

Total	$176,961	$105,995

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The recap of accumulated depreciation for the year ended December 31, 2000 and 2001, is as follows:

	Year Ended December 31,

	2000	2001

Beginning balance	$39,763	$42,084
Depreciation expense	2,321	23,673
Disposals and retirements		(2,221)

Ending balance	$42,084	$63,536

      Nortel Networks Agreements — On September 6, 1999, the Company executed a turnkey agreement with Nortel Networks Inc. (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina for approximately $133.1 million.

      On October 25, 1999, the Company signed a definitive agreement with an affiliate of Nortel Networks to borrow an aggregate of up to approximately $149.1 million of long term vendor financing. The financing, which has a final maturity in 2006, was used to finance Nortel’s construction of the segments of the Broadband Network and the purchase of additional equipment to be used by the Company in connection with the operation of the Broadband Network. The Parent Company has agreed to guarantee the obligations of the Company under the Nortel financing agreement. At December 31, 2001, a total of $120.3 million was outstanding under the Nortel Financing Agreement (see Note 9).

      Additionally, the Company has obtained additional vendor financing from Lucent Technologies, Ericsson, Tellabs OY, DMC and Harris Canadá, Inc. for the acquisition of fiber optic cable and other telecommunications equipment for the Broadband Network for an aggregate of up to approximately $29.8 million.

      Global Crossing — On September of 2000 the Company completed and delivered to Global Crossing the portion of the Trans-Andean Crossing System connecting Las Toninas, Argentina and Santiago, Chile. In connection with the delivery, the Company recognized revenues and costs totaling $32.3 million and $18.1 million, respectively.

      As part of its arrangements with Global Crossing, the Parent Company or its affiliates have agreed to purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing’s fiber optic cable networks worldwide. These rights enable the Parent Company to interconnect the Parent Company’s networks in Argentina and Brazil and give the Parent Company global international access. The Parent Company had purchased approximately $12.6 million and $9.7 million under this agreement as of December 31, 2000 and 2001, respectively.

      IRU Agreements — The Company has entered into several agreements granting IRUs of up to 25 years to the Company’s broadband network, including network maintenance services and telehousing space. The Company has received approximately $22.2 million during the year ended December 31, 2001 related to these agreements. These advance payments are recorded as deferred revenue in the accompanying balance sheet. During the year ended December 31, 2001, the Company recognized approximately $2.1 million from these agreements, which are reflected as services to carriers in the accompanying statement of operations.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.  Property, Plant and Equipment

      Property, plant and equipment at December 31, 2000 and 2001 consists of:

	2000	2001

Land	$3,160	$3,106
Building and improvements	37,369	30,909
Operating communications equipment	224,293	142,318
Furniture, fixtures and other equipment	16,594	17,629

Total	281,416	193,962
Less: accumulated depreciation	(131,378)	(158,278)

Total	150,038	35,684
Equipment in transit	12,928	3,047
Works in process	788	1,418

Property, plant and equipment, net	$163,754	$40,149

      The recap of accumulated depreciation for the year ended December 31, 1999, 2000 and 2001, is as follows:

	Year Ended December 31,

	1999	2000	2001

Beginning balance	$47,878	$105,801	$131,378
Depreciation expense	59,039	35,850	31,717
Disposals and retirements	(1,116)	(10,273)	(4,817)

Ending balance	$105,801	$131,378	$158,278

7.  Investments

      The Company’s investments at December 31, 2000 and 2001 consist of:

	2000	2001

Investment, at cost	$7,925
Investment in common stock, at fair value — New Skies Satellites N.V. ($2,748 cost)	3,904	$2,429

Total	$11,829	$2,429

      The Company’s cost basis investment represented a less than 1% ownership in an unaffiliated entity established for the purchase and leasing of satellite capacity time. During October 2001, the Company sold this investment for $8 million. The Company’s investment in common stock is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure.

8.  Short-Term Debt

      As of December 31, 2000 the Company’s short-term debt consisted of short-term credit facilities, denominated in U.S. dollars with interest rates ranging from 11% to 17% and the amount outstanding under these credit facilities totaled approximately $8.9 million. As of December 31, 2001 these credit facilities were canceled.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS — (Continued)

9.  Long-Term Debt

      The Company’s long-term debt at December 31, 2000 and 2001 is detailed as follows:

	2000	2001

Term notes payable, maturing from 2001 through 2004, collateralized by certain assets; denominated in U.S. dollars:	$1,861	$2,590
Eximbank notes payable (3.90% — 6.09%), maturing semiannually through 200l and 2004.	11,359	13,513
Vendor financing (5.21% — 10,50%), due 2006.	129,791	149,470

Total long-term debt	143,011	165,573
Less: current portion, including defaulted indebtedness	(15,385)	(162,390)

Long-term debt, net	$127,626	$3,183

      The scheduled maturities of long-term debt at December 31, 2001 are as follows:

Fiscal year:

2002	$162,390
2003	2,739
2004	444

Total	$165,573

      The vendor financing and some of the term notes contain certain covenants requiring the maintenance of certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

      The Company’s liquidity difficulties described in Note 1 have led to non-compliance with certain covenant requirements and payment provisions under the Broadband Network Vendor Financing Agreements. On October 25, 2001, the Company obtained a waiver of covenant defaults and an extension from these lenders for scheduled principal and interest payments under the Broadband Network Vendor Financing Agreements totaling approximately $18.4 million that were due on that date. The waiver expired on November 25, 2001 and the Broadbank Network Vendor Financing Agreements became due and payable. The Company is in default under the Broadbank Network Vendor Financing Agreements, and as a result of the default, an aggregate of $118.0 million of the defaulted amounts have been reclassified to current portion of long-term debt as of December 31, 2001.

10.  Income Taxes

      The composition of the benefit from (provision for) income taxes, for the year ended December 31, 2000 and 2001 is as follows:

	1999	2000	2001

Current	$(1,941)	$1,941
Deferred	7,923	5,045	$(8,667)

Total	$5,982	$6,986	$(8,667)

      The statutory tax rate in Argentina is 35%. During the year ended December 31, 2001, the Company recorded a valuation allowance of approximately $7.4 million to reduce its deferred tax asset to zero, because it is not clear that utilization of the tax benefits from operating losses and other differences are “more likely than not” to be realized, as required by SFAS 109.

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS — (Continued)

11.  Commitments and Contingencies

      Commitments — The Company leases telecommunications links with annual rental commitments of approximately $8.7 million through the year 2006. In addition, the Company has commitments to purchase communications and data center equipment amounting to approximately $5.2 million at December 31, 2001. These commitments are not included in the balance sheet as of December 31, 2001.

      Guarantees — The Company is guarantor on the $125 million 12 1/8% Senior Guaranteed Notes Due 2003 issued on July 30, 1996 by the Parent Company.

      IMPSAT Brazil, another wholly-owned subsidiary of IMPSAT Fiber Networks, Inc., has entered into a $5.9 million term note with El Camino Resources, which is guaranteed by the Company and the Parent Company. At December 31, 2001, the balance outstanding was approximately $2.9 million.

      IPO Allocations Class Action — On November 1, 2001, a lawsuit was filed in the United States District Court for the Southern District of New York against the Parent Company, certain of the Parent Company’s current officers and directors, and the underwriters to the Parent Company’s initial public offering. This lawsuit alleges on behalf of a proposed class of all shareholders that the Parent Company and its underwriters violated various provisions of the securities laws in connection with the IPO in February 2000. The plaintiff has proposed a putative class from the date of the IPO to December 6, 2000. In August 2001, the court ordered that this suit be coordinated for all pre-trial purposes in a proceeding styled In re Initial Public Offering Securities Litigation, 21 MC 92, an intra-district proceeding involving approximately 900 lawsuits concerning the initial public offerings of approximately 310 companies and 48 underwriters. The complaint does not seek a specified amount of damages. It is the Parent Company’s present understanding that the plaintiffs intend to file an amended complaint shortly. The Parent Company’s management believes that the Parent Company has meritorious defenses to the allegations in the complaints and intends to defend the litigation vigorously. However, due to the early stages of this action, the Parent Company cannot conclude as to the possible outcome. The Company has certain insurance policies with respect to such claims and have filed a claim with its carriers regarding this matter.

      360Networks — During June 2001, the Company and IMPSAT Brazil terminated a series of contracts which they had signed in the first quarter of 2001 with subsidiaries of 360 americas networks (Bermuda) ltd., a subsidiary of 360 networks, Inc., and certain other subsidiaries of 360 networks, Inc. (collectively “360networks”) to construct and provide IRU dark fiber, capacity services and conduit to 360networks over the Company’s Broadband Network in Argentina and Brazil, as a result of the breach by 360networks of its payment obligation under those contracts, including the new Argentina — Brazil link that the Companies has recently completed. Between March and May 2001, the Company and IMPSAT Brazil made available segments of the IRU desk fiber and capacity services to 360networks for acceptance, but 360networks failed to make certain payments as required by the contracts. 360networks also failed to make certain payments for collocation space in the Company’s and IMPSAT Brazil’s telehouses in Sao Paulo and Rio de Janeiro, Brazil and Buenos Aires, Argentina, and those contracts were terminated as well. The Parent Company has also more recently terminated a contract with 360networks for collocation space in Caracas, Venezuela, also for payment default by 360networks.

      The Parent Company has commenced arbitration and litigation proceedings against 360networks for damages under the terminated contracts for the provision of IRU dark fiber and capacity services, as contemplated by the relevant agreements. 360americas and the other subsidiaries with which the Parent Company had contracted were not included in the series of bankruptcy and insolvency filings made in the United States and Canada by its parent, 360networks, Inc. and certain of its other affiliates. 360networks, Inc. has announced that it intends to seek a buyer for its South American underseas fiber optic cable system, which is owned by 360americas. The Parent Company intends to aggressively pursue its remedies against 360networks, including its claim for damages due under the terminated contracts, but is unable to predict

IMPSAT S.A.

NOTES TO FINANCIAL STATEMENTS — (Continued)

whether the Parent Company will prevail in any such proceedings and, if so, whether 360networks would be able to pay any arbitration or litigation award that might be entered in favor of the Parent Company.

      During the pendency of the arbitration and litigation proceedings, the Company will continue to include as deferred revenues on its balance sheet the amount received from 360networks as down payments under the terminated contracts, after deducting amounts that were due and payable at the time of the termination of the contracts. As of December 31, 2001, the balance of such deferred revenue was $8.0 million.

      Other Litigation — The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

      In November 1996, the Company filed suit against a former customer, ENCOTESA, for amounts due and arising under the Company’s contracts with ENCOTESA, the Argentine national postal service, for $7.3 million. The ultimate collectability of this matter continues to be negotiated for settlement; however, the Company has valued this receivable at a net realizable value of zero.

* * * * * *

EXHIBIT INDEX

Exhibit No.			Description

3.1		—	Amended and Restated Certificate of Incorporation of the Company (filed on January 14, 2000 as Exhibit No. 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
3.2		—	Amended and Restated Bylaws of the Company (filed on January 14, 2000 as Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.1		—	Indenture for the Notes Due 2005, dated as of February 16, 2000, among the Company, The Bank of New York, as Trustee and Banque Internationale a Luxembourg (including form of Note) (filed on March 10, 2000 as an exhibit to the Company’s 1999 Annual Report on Form 10K and incorporated herein by reference).
4.2		—	Indenture for the Notes due 2008, dated as of June 17, 1998, between the Company and The Bank of New York, as Trustee (including form of Note) (filed on July 21, 1998 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-59469) and incorporated herein by reference).
4.3		—	Securityholders Agreement dated as of March 19, 1998, among Nevasa Holdings, the Morgan Stanley investors and certain other parties (filed on April 15, 1998, as an exhibit to the Company’s Annual Report on Form 10-K for 1997 and incorporated herein by reference).
4.4		—	Supplemental Indenture for the Notes Due 2003 dated as of May 13, 1997 among IMPSAT Corporation, IMPSAT S.A. and The Bank of New York (filed on April 15, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for 1997 and incorporated herein by reference).
4.5		—	Indenture for the Notes Due 2003 dated as of July 31, 1996, among the Company, IMPSAT Argentina as Guarantor and the Bank of New York as Trustee (including form of Note) (filed on November 20, 1996 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-12977) and incorporated herein by reference).
4.6		—	Shareholders Agreement dated as of March 10, 1999 (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.7		—	Specimen Stock Certificate (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.8		—	Form of Stockholder Rights Plan Agreement between the Company and The Bank of New York, as Rights Agent (filed on June 21, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).
4.9		—	Certificate of Designations dated as of June 7, 2000 (filed on June 21, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).
9.1		—	1998 Stock Option Plan (filed on March 31, 1999 as an exhibit to the Company’s 1998 Annual Report on Form 10-K and incorporated herein by reference).
9.2		—	1999 Stock Option Plan (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.1	†	—	Global Crossing Framework Agreement (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).

Exhibit No.			Description

10.2	†	—	Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (Rio de Janeiro), dated as of February 17, 2000 (filed on April 17, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.2: Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (São Paolo), dated as of February 17, 2000.
10.3	†	—	Turnkey Project Agreement between IMPSAT Argentina and Nortel Networks (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333- 88389) and incorporated herein by reference).
10.4	†	—	TAC Turnkey Construction and IRU Agreement among IMPSAT Argentina, IMPSAT Chile and South American Crossing Ltd. (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.5	†	—	Capacity Commitment Agreement dated as of November 10, 2000, between South American Crossing Ltd. and IMPSAT Fiber Networks, Inc. (filed on March 30, 2001, as an exhibit to the Company’s Annual Report on Form 10-K for 2000 and incorporated herein by reference).
10.6	†	—	Capacity Purchase Agreement dated as of November 10, 2000, between Global Crossing Bandwidth, Inc. and International Satellite Communication Holding Ltd. (filed on March 30, 2001, as an exhibit to the Company’s Annual Report on Form 10-K for 2000 and incorporated herein by reference).
10.7	†	—	Capacity IRU Agreement dated as of February 15, 2001, by and between 360americas network (Bermuda) Ltd. and IMPSAT Fiber Networks, Inc.
10.8	†	—	IRU Fiber Agreement (Argentina) dated as of February 15, 2001, by and between IMPSAT S.A. (Argentina) and 360networks de Argentina S.R.L. (filed on March 30, 2001 as an exhibit to the Company’s 2000 Annual Report on Form 10K and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.9: IRU Fiber Agreement (Brazil) dated as of February 15, 2001, by and between Impsat Comunicações Ltda. and 360networks do Brasil Ltda. (filed on March 30, 2001 as an exhibit to the Company’s 2000 Annual Report on Form 10K and incorporated herein by reference).
10.9	†	—	Service Agreement dated as of February 15, 2001, by and between Impsat Comunicações Ltda. and 360networks do Brasil Ltda. (filed on March 30, 2001 as an exhibit to the Company’s 2000 Annual Report on Form 10K and incorporated herein by reference).
10.1	0	—	Master Loan Agreement dated as of June 6, 2001 among Harris Canada, Inc. and the Company, IMPSAT Argentina, IMPSAT Brazil, IMPSAT Colombia, IMPSAT Ecuador, and IMPSAT Venezuela.
10.1	1	—	Amended and Restated Financing Agreement between IMPSAT Argentina and Nortel Networks. In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.11: Amended and Restated Financing Agreement between IMPSAT Brazil and Nortel Networks.
21.1		—	List of subsidiaries of the registrants (incorporated by reference to the “Business — General” section of the Company’s Annual Report on Form 10-K for 2000 and incorporated herein by reference).
24.1		—	Power of Attorney (included on the signature page hereto).

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.