Form 10-Q
period 2002-03-31
IMPSAT FIBER NETWORKS INC
filed 2002-05-15
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number: 333-12977

IMPSAT Fiber Networks, Inc.

IMPSAT S.A.
(Exact name of registrant as specified in its charter)

Delaware Argentina (state or other jurisdiction incorporation or organization)	52-1910372 Not Applicable (IRS employer identification number)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2002 the Company had outstanding 91,428,570 shares of Common Stock, $0.01 par value.

PART I FINANCIAL INFORMATION
IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
1. GENERAL
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
3. INVESTMENTS
4. TRADE ACCOUNTS RECEIVABLE
5. OTHER RECEIVABLES
6. BROADBAND NETWORK AND AGREEMENTS
7. PROPERTY, PLANT AND EQUIPMENT
8. SHORT-TERM DEBT
9. LONG-TERM DEBT
10. INCOME TAXES
11. OPERATING SEGMENT INFORMATION
12. COMMITMENTS AND CONTINGENCIES
IMPSAT S.A.
IMPSAT S.A.
IMPSAT S.A.
IMPSAT S.A.
IMPSAT S.A.
IMPSAT S.A.
1. GENERAL
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security-Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

IMPSAT Fiber Networks, Inc.
IMPSAT S.A.

PART I

FINANCIAL INFORMATION

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars)
(Unaudited)

	December 31,	March 31,
	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,606	$31,384
Trading investments	29,319	29,637
Trade accounts receivable, net	58,411	53,493
Other receivables	39,003	30,617
Prepaid expenses	3,429	4,463

Total current assets	165,768	149,594

BROADBAND NETWORK, Net	310,598	308,145

PROPERTY, PLANT AND EQUIPMENT, Net	214,459	196,541

NON-CURRENT ASSETS:
Investment in common stock	3,307	2,440
Deferred financing costs, net	10,752	9,309
Other non-current assets	13,690	10,808

Total non-current assets	27,749	22,557

TOTAL	$718,574	$676,837

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable — trade	$86,999	$77,119
Short-term debt	8,323	8,217
Current portion of long-term debt	959,076	959,852
Accrued and other liabilities	79,237	111,940

Total current liabilities	1,133,635	1,157,128

LONG-TERM DEBT, Net	23,189	20,145

OTHER LONG-TERM LIABILITIES	14,973	12,435

DEFERRED REVENUES	99,419	98,564

COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ DEFICIENCY:
Common Stock, $0.01 par value; 300,000,000 shares authorized, 91,428,570 shares issued and outstanding at December 31, 2001 and March 31, 2002	914	914
Additional paid in capital	537,924	538,066
Accumulated deficit	(1,072,330)	(1,130,807)
Deferred stock-based compensation	(5,438)	(5,438)
Accumulated other comprehensive loss	(13,712)	(14,170)

Total stockholders’ deficiency	(552,642)	(611,435)

TOTAL	$718,574	$676,837

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

NET REVENUES:
Data and value added services	$59,748	$48,365
Internet	11,168	7,854
Telephony	1,272	4,344
Services to carriers	1,932	1,566
Sales of equipment	8,054	284

Total net revenues from services and equipment	82,174	62,413
Broadband network development revenues	6,571

Total net revenues	88,745	62,413

COSTS AND EXPENSES:
Direct costs:
Contracted services	11,086	6,233
Other direct costs	5,792	6,535
Leased capacity	21,933	20,385
Broadband network cost	3,335
Cost of equipment sold	5,392	117
Total direct costs	47,538	33,270
Salaries and wages	22,197	13,042
Selling, general and administrative	14,687	7,351
Depreciation and amortization	29,432	23,908

Total costs and expenses	113,854	77,571

Operating loss	(25,109)	(15,158)

OTHER INCOME (EXPENSES):
Interest income and investment gains	4,511	355
Interest expense	(33,509)	(33,800)
Net loss on foreign exchange	(13,781)	(7,365)
Recognition of other-than-temporary decline in value of investment		(674)
Other income (loss), net	2	(1,397)

Total other expenses	(42,777)	(42,881)

LOSS BEFORE INCOME TAXES	(67,886)	(58,039)
PROVISION FOR FOREIGN INCOME TAXES	(365)	(438)

NET LOSS	$(68,251)	$(58,477)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.75)	$(0.64)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC AND DILUTED	91,429	91,429

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

NET LOSS	$(68,251)	$(58,477)

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(3,752)	(265)
Change in unrealized loss on investments available for sale	1,912	(867)
Recognition of other-than-temporary decline in value of investment		674

TOTAL	(1,840)	(458)

COMPREHENSIVE LOSS	$(70,091)	$(58,935)

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THREE MONTHS ENDED MARCH 31, 2002
(In thousands of U.S. Dollars)
(Unaudited)

						Accumulated
	Common Stock		Additional		Deferred	Other
			Paid In	Accumulated	Stock-Based	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Loss	Total

BALANCE AT DECEMBER 31, 2001	91,428,570	$914	$537,924	$(1,072,330)	$(5,438)	$(13,712)	$(552,642)
Amortization of amount paid in excess of carrying value of net assets acquired from related party			142				142
Change in unrealized loss on investment available for sale						(867)	(867)
Recognition of other-than-temporary decline in value of investment						674	674
Foreign currency translation adjustment						(265)	(265)
Net loss for the period				(58,477)			(58,477)

BALANCE AT MARCH 31, 2002	91,428,570	$914	$538,066	$(1,130,807)	$(5,438)	$(14,170)	$(611,435)

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,251)	$(58,477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisition:
Amortization and depreciation	29,432	23,908
Provision for doubtful accounts	1,256	3,017
Recognition of other-than-temporary decline in value of investment		674
Deferred income tax (benefit) provision	(206)
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable, net	(5,779)	1,901
Increase in prepaid expenses	(2,104)	(1,034)
Decrease in other receivables and other non-current assets	3,249	12,711
Increase (decrease) in accounts payable — trade	312	(9,880)
Increase in accrued and other liabilities	2,572	32,703
Increase (decrease) in deferred revenues	30,805	(855)
Decrease in other long-term liabilities	(2,006)	(2,538)

Net cash provided by (used in) operating activities	(10,720)	2,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in trading investments	80,408	(318)
Purchases of broadband network, net of disposals	(39,557)	(5,768)
Purchases of property, plant and equipment, net of disposals	(30,445)	2,373
Decrease in other investment	525

Net cash provided by (used in) investing activities	10,931	(3,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from short-term debt	2,921	(106)
Proceeds from long-term debt, net of deferred financing costs	12,023	476
Repayments of long-term debt	(8,057)	(2,744)

Net cash provided by (used in) financing activities	6,887	(2,374)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(3,752)	(265)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,346	(4,222)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	67,737	35,606

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$71,083	$31,384

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$33,520	$4,769

Foreign income taxes paid		$549

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change to unrealized gain (loss) in investment available for sale, net of tax	$1,912	$(867)

Broadband network vendor financing	$22,477

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

      Liquidity and Going Concern Considerations — The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently faces significant near-term cash flow and liquidity problems. The Company has no material working capital or other credit facility under which it may borrow for working capital or other general corporate purposes. The Company is not generating sufficient revenue to fund its operations and to repay its principal and interest obligations under its indebtedness, including its vendor financing obligations with Nortel Networks Limited (“Nortel”) and Lucent Technologies Inc. (“Lucent”) (collectively the “Broadband Network Vendor Financing Agreements”) and its 12.125% Senior Guaranteed Notes due 2003, 13.375% Senior Notes due 2005 and 12.375% Senior Notes due 2008 (collectively the “Senior Notes”) The Company did not make the semiannual interest payment on the Senior Notes due 2003 (which was due on January 15, 2002), on the Senior Notes due 2005 (which was due on February 15, 2002), or on the Senior Notes due 2008 (which was due on December 15, 2001). The Company is also in default under the Broadband Network Vendor Financing Agreements. The Company’s cash flows and liquidity are insufficient to satisfy all of the Company’s obligations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company believes that it is unlikely it will be able to obtain future debt or equity financing on acceptable terms, or at all. The securities markets are currently not available to the Company. The Company therefore will be required to restructure its balance sheet. It is unlikely that the Company could obtain additional financing without effecting a restructuring.

      The Company with the assistance of the investment bank, Houlihan Lokey Howard & Zukin Capital (“Houlihan Lokey”), is currently negotiating with the holders of the Senior Notes and with the creditors under the Broadband Network Vendor Financing Agreements and with other principal creditors as to the proposed financial restructuring plan discussed below. There is no assurance that the Company will be able to successfully complete the proposed financial restructuring plan. Such events could have a material adverse effect upon the Company and could threaten its ability to continue as a going concern.

      Financial Restructuring — On March 11, 2002, the Company’s management, who have been advised by Houlihan Lokey, concluded negotiations with an ad hoc committee (the “Committee”) representing certain holders of the debt under its Broadband Network Vendor Financing Agreements, and certain holders of the $125.0 million outstanding principal amount of the 12.125% Senior Guaranteed Notes due 2003, the $300.0 million 13.75% Senior Notes due 2005 and the holders of the $225.0 million 12.375% Senior Notes due 2008 of a non-binding term sheet agreement in principle (the “Restructuring Term Sheet”) relating to the terms of a proposed restructuring of these long-term obligations, as part of a comprehensive financial restructuring of the Company. The Restructuring Term Sheet, contemplates the following principal components of the proposed restructuring plan:

•	all of the shares of the Company’s existing common stock, options granted under the Company’s stock option plans, and any other equity interests would be cancelled, retired and eliminated with no consideration paid therefore, and the Company would issue “new common stock” in accordance with the proposed restructuring plan;

•	creditors under the Broadband Network Vendor Financing Agreements would receive

—	$140.7 million senior secured debt issued by IMPSAT Argentina and IMPSAT Brazil and guaranteed by the Company;

—	$22.5 million of new senior convertible notes guaranteed by IMPSAT Argentina and convertible into 5% of the Company’s new common stock on a fully-diluted basis; and

        — warrants to acquire up to 15% of the Company’s new common stock on a fully-diluted basis.

•	holders of the Notes due 2003 would receive $67.5 million of new senior convertible notes guaranteed by IMPSAT Argentina and convertible into 23% of the Company’s new common stock on a fully-diluted basis

•	holders of the Notes due 2005 and the Notes due 2008 would exchange those securities for 98% of the Company’s new common stock, subject to certain dilutive events

•	the Company’s guarantees of certain indebtedness owed by the Company’s operating subsidiaries to certain of their respective creditors will either be restructured in exchange for new senior convertible notes and warrants consistent with and proportionate to the restructuring treatment of analogous indebtedness under the Broadband Network Vendor Financing Agreements, or canceled in exchange for equity in the Company

•	no distribution to existing stockholders of the Company

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	management would receive 2% of the Company’s new common stock plus stock options representing 8% of the Company’s new common stock.

      The term sheet agreement in principle provides that completion of the proposed restructuring plan would be subject to certain conditions, including the plan’s acceptance by affected classes of the Company’s securities holders in accordance with the U.S. Bankruptcy Code.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation — The financial statements are presented on a condensed consolidated basis and include the accounts of the IMPSAT Fiber Networks, Inc and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

      Interim Financial Information — The unaudited condensed consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2001 and 2002 have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three months ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

      Currency Risks — In early January 2002, as Argentina’s ongoing political and financial crisis deepened, the country defaulted on its massive foreign debt and the government of President Eduardo Duhalde, who entered office on January 1, 2002, abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and has been volatile since. At March 31, 2002, the Argentine peso traded at pesos 2.85 to the U.S. dollar. The devaluation of the Argentine peso will generally affect the Company’s

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condensed consolidated financial statements by generating foreign exchange gains or losses on peso-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in the Company’s revenues, costs and expenses in Argentina.

      During December 2001, the Argentine government instituted a system for the freezing of the deposits in its financial system. In February 2002, these measures led to, among other things, the “pesification” decree.

      Generally, this decree mandates that all monetary obligations arising from agreements subject to Argentine law denominated in foreign currency and existing as of January 6, 2002 are mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso. Such obligations generally may be adjusted pursuant to the “coeficiente de estabilizacion de referencia”(“CER”), as published by the Argentine central bank based on the Argentine consumer price index. Under the “pesification” decree, after the foreign currency denominated contracts are converted to pesos (at the one peso to one U.S. dollar rate), the contracts may be privately renegotiated by the parties back into foreign currency denominated terms. Under the “pesification” decree, if a contract governed by Argentine law is entered into after the decree’s enactment, that contract may be denominated in either U.S. dollars or pesos. However, if the parties choose to denominate the new contract in pesos, payments under that contract are not entitled to be adjusted according to the CER or any other consumer price index. Contracts denominated in pesos before the decree continue to be denominated in pesos, unaffected by the decree. Finally, the decree provides that if the value of the goods sold or services rendered is higher or lesser than the price payable after the mandatory “pesification”, either party may request an “equitable adjustment” of such price. If the parties do not agree on the “equitable adjustment”, the dispute is to be settled by the courts, which will attempt to preserve the contractual agreement between the parties. The devaluation and the “pesification” of agreements of the Company governed by Argentine law may have adverse, unknown and unforeseeable effects on the Company.

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

      Numerous uncertainties exist surrounding the ultimate resolution of Argentina’s economic and political instability and actual results could differ from those estimates and assumptions utilized. The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may adversely and materially impact, among other items, (i) the realized revenues the Company receives for services offered in Argentina; (ii) the timing of repatriations of any dividends or other cash flows from IMPSAT Argentina to the Company in the United States; (iii) the Company’s asset valuations; and (iv) the Company’s peso-denominated monetary assets and liabilities.

      Cash and Cash Equivalents — Cash and cash equivalents are time deposits with original maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

      Revenue Recognition — Revenues from data, value-added telephony, IT Solutions and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery to and

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acceptance by the customer. In addition, the Company has entered into, and may enter into in the future, agreements with carriers granting indefeasible rights of use (“IRUs”) and access to portions the Company’s broadband network capacity and infrastructure. Pursuant to these agreements, the Company will receive fixed advance payments for the IRU and will recognize the revenue from the IRU ratably over the life of the IRU. Amounts received in advance are recorded as deferred revenue in the accompanying condensed consolidated balance sheets. The Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC’s views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC’s interpretation of revenue recognition.

      No single customer accounted for greater than 10% of total net revenues from services for the three months ended March 31, 2001 and 2002.

      Non-Monetary Transactions — The Company may exchange capacity on its Broadband Network for capacity from other carriers through the exchange of IRUs. These transactions are accounted for in accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, where an exchange of similar IRUs is recorded at a historical carryover basis with no revenue or any gain or loss being recorded.

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

      Long-Lived Assets — Long-lived assets, including goodwill, are reviewed on an ongoing basis for impairment based on a comparison of carrying values to the related undiscounted future cash flows. If the carrying amounts exceed such cash flows, identifying a possible impairment, the assets carrying amount is adjusted to fair value. During the three month period ended March 31, 2001 and 2002, no impairments were recorded.

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

      Fair Value of Financial Instruments — The Company’s financial instruments include receivables, investments, payables, short- and long-term debt. The Company’s Senior Notes, trading and available for sale investments, were valued at market closing prices at December 31, 2001 and March 31, 2002. The fair value of all other financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of December 31, 2001 and March 31, 2002.

      At December 31, 2001 and March 31, 2002, the fair value of the Company’s financial instruments was as follows:

	December 31,	March 31,
	2001	2002

12.125% Senior Guaranteed Notes due 2003	$6,250	$6,250
13.75% Senior Notes due 2005	12,000	9,000
12.375% Senior Notes due 2008	9,000	6,750
Trading Investments	29,319	29,637
Available for sale investments	3,307	2,440

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

      Accumulated Other Comprehensive Loss — Accumulated other comprehensive loss is comprised as follows:

		Unrealized Gain
		(Loss) on
	Foreign	Investments
	Currency	Available for
	Translation	Sale	Total

Balance at December 31, 2001	$(13,395)	$(317)	$(13,712)
Change during the period	(265)	(193)	(458)

Balance at March 31, 2002	$(13,660)	$(510)	$(14,170)

      New Accounting Pronouncements — In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its consolidated financial statements or disclosures.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The adoption of SFAS No. 144 did not have a material effect on the Company’s consolidated financial statements or disclosures.

      Reclassifications — Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform with the 2002 presentation.

3.  INVESTMENTS

      The Company’s investments consist of the following at December 31, 2001 and March 31, 2002:

	December 31,	March 31,
	2001	2002

Trading investments, at fair value	$29,319	$29,637

Investments in common stock	$3,307	$2,440

      The Company’s trading investments consist of high-quality, short-term investments with maturities of less than 360 days.

      The Company’s investment in common stock includes a 3.3% ownership interest in the outstanding common stock of Claxson Interactive Group Inc., an integrated media company with operations in Latin America. This investment is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure. During the period ended March 31, 2002, the Company recorded a non-cash charge of $0.7 million which reflected an other-than-temporary decline in value of this investment based upon a sustained reduction in the quoted market price of $0.33 per share compared to the adjusted cost basis of $1.43 per share.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  TRADE ACCOUNTS RECEIVABLE

      Trade accounts receivable, by operating subsidiaries, at December 31, 2001 and March 31, 2002, are summarized as follows:

	December 31,	March 31,
	2001	2002

IMPSAT Argentina	$51,037	$37,229
IMPSAT Brasil	6,714	7,702
IMPSAT Colombia	5,033	4,949
IMPSAT Venezuela	6,637	8,658
All other countries	12,772	14,200

Total	82,193	72,738
Less: allowance for doubtful accounts	(23,782)	(19,245)

Trade accounts receivable, net	$58,411	$53,493

      The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers’ financial history is analyzed.

      The activity for the allowance for doubtful accounts for the year ended December 31, 2001 and for the three months ended March 31, 2002 is as follows:

	December 31,	March 31,
	2001	2002

Beginning balance	$22,509	$23,782
Provision for doubtful accounts	16,784	3,017
Write-offs, net of recoveries	(7,697)	(127)
Effect of exchange rate change	(7,814)	(7,427)

Ending balance	$23,782	$19,245

5.  OTHER RECEIVABLES

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2001 and March 31, 2002:

	December 31,	March 31,
	2001	2002

IMPSAT Argentina	$22,155	$12,805
IMPSAT Brazil	3,209	4,088
IMPSAT Colombia	3,777	4,710
IMPSAT Venezuela	2,667	1,926
All other countries	7,195	7,088

Total	$39,003	$30,617

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  BROADBAND NETWORK AND AGREEMENTS

      Broadband network and related equipment consists of the following at December 31, 2001 and March 31, 2002:

	December 31,	March 31,
	2001	2002

Network infrastructure	$168,301	$166,975
Equipment and materials	132,494	136,238
Right of ways	16,056	16,859
IRU investments	46,913	49,180

Total	363,764	369,252
Less: accumulated depreciation	(83,373)	(91,102)

Total	280,391	278,150
Under construction – Network infrastructure	30,207	29,995

Total	$310,598	$308,145

      The recap of accumulated depreciation for the year ended December 31, 2001 and for the three months ended March 31, 2002 is as follows:

	December 31,	March 31,
	2001	2002

Beginning balance	$46,433	$83,373
Depreciation expense	41,173	8,221
Disposals and retirements	(4,233)	(492)

Ending balance	$83,373	$91,102

      Nortel Networks Agreements — On September 6, 1999, the Company executed two turnkey agreements with Nortel Networks Limited (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina and Brazil for approximately $265 million.

      On October 25, 1999, each of IMPSAT Argentina and IMPSAT Brazil signed definitive agreements with Nortel to borrow an aggregate of up to approximately $149.1 million and $148.3 million, respectively, of long-term vendor financing. The financing, which has a final maturity in 2006, was used to finance Nortel’s construction of the segments of the Broadband Network in Argentina and Brazil as well as additional purchases of telecommunications equipment. The Company has guaranteed the obligations of each of IMPSAT Argentina and IMPSAT Brazil under the Nortel financing agreements. At March 31, 2002, a total of $245.4 million was outstanding.

      The Company’s subsidiaries have obtained additional vendor financing from Lucent Technologies, Ericsson, Tellabs OY, DMC and Harris Canada, Inc. for the acquisition of fiber optic cable and other telecommunications equipment for the Broadband Network, with respect to which an aggregate of $30.1 million was disbursed and outstanding as of March 31, 2002, which are guaranteed by the Company.

      Global Crossing — During the year ended December 31, 2000, the Company completed and delivered to Global Crossing the portion of the Trans-Andean Crossing System connecting Las Toninas, Argentina and Santiago, Chile. As part of the Broadband Network and the South American Crossing, the Company also constructed turnkey backhaul segments and granted IRUs to Global Crossing in Peru and Brazil between

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Global Crossing’s landing points in those countries and its metropolitan points of presence located at the Company’s telehouses in Lima, Peru and Sao Paulo and Rio de Janeiro, Brazil. In connection with the delivery of such infrastructure to Global Crossing during 2000, the Company recognized during the three months ended March 31, 2001, revenues and costs totaling $6.6 million and $3.3 million, respectively.

      As part of its arrangements with Global Crossing, the Company has agreed to purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing’s fiber optic cable networks worldwide. These rights enable the Company to interconnect the Company’s networks in Argentina and Brazil and give the Company global international access. The Company had purchased approximately $9.7 million under this agreement as of December 31, 2001 and has not purchased any amount during the three months ended March 31, 2002.

      IRU Agreements — The Company has entered into several framework agreements granting IRUs of up to 25 years on the Company’s Broadband Network, including network maintenance services and telehousing space. The Company has received advance payments related to these agreements. These advance payments are recorded as deferred revenue in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2002, the Company recognized approximately $0.9 million from these agreements, which are reflected as services to carriers in the accompanying condensed consolidated statement of operations.

7.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 2001 and March 31, 2002, consisted of:

	December 31,	March 31,
	2001	2002

Land	$11,223	$11,185
Building and improvements	68,350	67,974
Operating communications equipment	424,428	418,889
Furniture, fixtures and other equipment	36,376	38,718

Total	540,377	536,766
Less: accumulated depreciation	(332,345)	(344,591)

Total	208,032	192,175
Equipment in transit	3,413	2,570
Works in process	3,014	1,796

Property, plant and equipment, net	$214,459	$196,541

      The recap of accumulated depreciation for the year ended December 31, 2001 and for the three months ended March 31, 2002, is as follows:

	December 31,	March 31,
	2001	2002

Beginning balance	$265,354	$332,345
Depreciation expense	76,465	15,545
Disposals and retirements	(9,474)	(3,299)

Ending balance	$332,345	$344,591

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  SHORT-TERM DEBT

      Several of the Company’s subsidiaries maintain short-term credit facilities with local banks. These credit facilities are denominated in local currencies and U.S. dollars, with interest rates ranging from 16.84% to 22.87%. The Company’s subsidiaries have historically refinanced these short-term credit facilities on an annual basis. As of December 31, 2001 and March 31, 2002, amounts outstanding under these credit facilities totaled approximately $8.3 million and $8.2 million, respectively.

9.  LONG-TERM DEBT

      The Company’s long-term debt at December 31, 2001 and March 31, 2002, is detailed as follows:

	December 31,	March 31,
	2001	2002

Senior Notes:
12.125% Senior Guaranteed Notes due 2003	$125,000	$125,000
13.75% Senior Notes due 2005	300,000	300,000
12.375% Senior Notes due 2008	225,000	225,000
Term notes, maturing from 2001 through 2004; collateralized by buildings and equipment, the assignment of customer contracts and investment; denominated in:
U.S. dollars (interest rates 5.75%—38.37%)	16,325	14,253
Local currency (interest rates 14.79—22.32%)	21,904	21,742
Eximbank notes (interest rates 2.27%—5.31%), maturing semiannually through 2002 and 2004	18,585	18,551
Vendor financing (3.59%—14.30%), maturing 2004 to 2008	275,451	275,451

Total long-term debt	982,265	979,997
Less: current portion including defaulted indebtedness	(959,076)	(959,852)

Long-term debt, net	$23,189	$20,145

      The Senior Notes, the vendor financing and some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

      The Company’s liquidity difficulties described in Note 1 have led to non-compliance with certain covenant requirements and payment provisions under the Company’s Broadband Network Vendor Financing Agreements. On October 25, 2001, the Company obtained a waiver of covenant defaults and an extension from these lenders for scheduled principal and interest payments under the Broadband Network Vendor Financing Agreements totaling approximately $36.3 million that were due on that date. The waiver expired on November 25, 2001 and the Broadband Network Vendor Financing Agreements became due and payable, and the Company is in default, see Note 1. The Company is also in default under the Senior Notes. The Company did not make the semi-annual interest payment on the Senior Notes due 2003 (which was due on January 15, 2002), on the Senior Notes due 2005 (which was due on February 15, 2002), or on the Senior Notes due 2008 (which was due on December 15, 2001). As a result of the Company’s default under the Senior Notes and the Broadband Network Vendor Financing Agreements, an aggregate of $865,1 million and $862,5 million of the defaulted amounts have been reclassified the current portion of long-term debts as of December 31, 2001 and March 31, 2002, respectively.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  INCOME TAXES

      The composition of the (provision for) benefit from income taxes, all of which is for foreign taxes, for the three months ended March 31, 2001 and 2002 is as follows:

	March 31,

	2001	2002

Current	$(571)	$(414)
Deferred	206	(24)

Total	$(365)	$(438)

      The foreign statutory tax rates range from 15% to 35% depending on the particular country.

      As of March 31, 2002, the Company has recorded a valuation allowance to offset its entire net deferred tax asset.

11.  OPERATING SEGMENT INFORMATION

      The Company’s operating segment information, by subsidiary, is as follows for the three months ended March 31, 2001 and 2002:

					All other
2002	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Data & value added services:
Satellite	$4,872	$3,696	$4,531	$5,696	$8,366	$(2,299)	$24,862
Broad Band	4,082	4,255	9,146	1,070	4,677	(3,344)	19,886
Value added services	1,460	825	170	403	3,838	(3,079)	3,617

Subtotal	10,414	8,776	13,847	7,169	16,881	(8,722)	48,365

Internet	2,183	1,320	1,153	631	3,570	(1,003)	7,854
Telephony	2,495				3,578	(1,729)	4,344
Services to carriers	687	637	59		190	(7)	1,566
Sales of equipment	62		10	54	158		284

Total net revenues	$15,841	$10,733	$15,069	$7,854	$24,377		$62,413

Operating income (loss)	$(9,368)	$(6,501)	$405	$581	$(275)		$(15,158)

Total assets	$207,711	$186,688	$100,798	$54,092	$127,548		$676,837

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					All other
2001	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Data & value added services:
Satellite	$16,130	$4,144	$6,341	$6,150	$8,658	$(3,637)	$37,786
Broad Band	7,470	1,664	8,090	608	1,707	(1,098)	18,441
Value added services	1,453	924	100	172	3,477	(2,605)	3,521

Subtotal	25,053	6,732	14,531	6,930	13,842	(7,340)	59,748

Internet	4,024	3,153	1,048	426	3,926	(1,409)	11,168
Telephony	706		4		703	(141)	1,272
Services to carriers	772	312	7		1,061	(220)	1,932
Sales of equipment	2,024	2,698		1,127	2,282	(77)	8,054

Total net revenues from services and equipment	$32,579	$12,895	$15,590	$8,483	$21,814	$(9,187)	$82,174

Broadband network development revenues		1,926			4,645		6,571

Total net revenues	$32,579	$14,821	$15,590	$8,483	$26,459		$88,745

Operating income (loss)	$(12,800)	$(10,876)	$538	$129	$(2,100)		$(25,109)

Total assets	$545,112	$219,429	$125,607	$56,428	$419,272		$1,365,848

12.  COMMITMENTS AND CONTINGENCIES

      Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $24.0 million through the year 2006. In addition, the Company had committed to long-term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, and the United States for approximately $3.3 million per year through 2006. The Company has commitments to purchase communications and data center equipment amounting to approximately $2.6 million at March 31, 2002. The Company has commitments for additional IRU investments totaling approximately $63.9 million in the aggregate under its various IRU agreements. These commitments are not included in the condensed consolidated balance sheet as of March 31, 2002.

      IMPSAT Brazil has entered into a $5.9 million term note with El Camino Resources, which is guaranteed by the Company and IMPSAT Argentina. At March 31, 2002, the balance outstanding was approximately $2.9 million.

      360networks — During June 2001, the Company terminated a series of contracts which the Company had signed in the first quarter of 2001 with subsidiaries of 360americas networks (Bermuda) ltd., a subsidiary of 360networks, Inc., and certain other subsidiaries of 360networks, Inc. (collectively “360networks”), to construct and provide IRU dark fiber, capacity services and conduit to 360networks over the Company’s Broadband Network in Argentina and Brazil, as a result of the breach by 360americas of its payment obligations under those contracts, including the new Argentina-Brazil link that the Company has recently completed. Between March and May 2001, the Company made available segments of the IRU dark fiber and capacity services to 360networks for acceptance, but 360networks failed to make certain payments as required by the Company’s contract with them. 360networks also failed to make certain payments for collocation space in the Company’s telehouses in Sao Paulo and Rio de Janeiro, Brazil and Buenos Aires, Argentina, and the Company terminated those contracts as well. The Company has also terminated a contract with 360networks for collocation space in Caracas, Venezuela, also for payment default by 360networks.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has commenced arbitration and litigation proceedings against 360networks for damages under the terminated contracts for the provision of IRU dark fiber and capacity services, as contemplated by the relevant agreements. 360americas and the other subsidiaries with which the Company had contracted were not included in the series of bankruptcy and insolvency filings made in the United State and Canada by their parent, 360 networks, Inc. and certain of its other affiliates. 360networks, Inc. has announced that it intends to seek a buyer for its South American undersea fiber optic cable system, which is owned by 360americas. The Company intends to aggressively pursue its remedies against 360networks, including its claim for damages due under the terminated contracts, but is unable to predict whether the Company will prevail in any such proceedings and, if so, whether 360networks would be able to pay any arbitration or litigation award that might be entered in favor of the Company.

      During the pendency of the arbitration and litigation proceedings, the Company will continue to include as deferred revenues on its condensed consolidated balance sheet the amount received from 360networks as down payments under the terminated contracts, after deducting amounts that were due and payable at the time of the termination of the contracts. As of December 31, 2001, the balance of such deferred revenue was $22.6 million.

      IPO Allocations Class Action — On November 1, 2001, a lawsuit was filed in the United States District Court for the Southern District of New York against the Company, certain of the Company’s current officers and directors, and the underwriters to the Company’s initial public offering. This lawsuit alleges on behalf of a proposed class of all shareholders that the Company and its underwriters violated various provisions of the securities laws in connection with the IPO in February 2000. The plaintiff has proposed a putative class from the date of the IPO to December 6, 2000. In August 2001, the court ordered that this suit be coordinated for all pre-trial purposes in a proceeding styled In re Initial Public Offering Securities Litigation, 21 MC 92, an intra-district proceeding involving approximately 900 lawsuits concerning the initial public offerings of approximately 310 companies and 48 underwriters. The complaint does not seek a specified amount of damages. It is the Company’s present understanding that the plaintiffs intend to file an amended complaint shortly. The Company’s management believes that the Company has meritorious defenses to the allegations in the complaints and intends to defend the litigation vigorously. However, due to the early stages of this action, the Company cannot conclude as to the possible outcome. The Company has certain insurance policies with respect to such claims and has filed a claim with its carriers regarding this matter.

      Other Litigation — The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

      In November 1996, IMPSAT Argentina filed suit against a former customer, ENCOTESA, for amounts due and arising under IMPSAT Argentina’s contracts with ENCOTESA, the Argentine national postal service for $7.3 million. The ultimate collectibility of this matter continues to be negotiated for settlement; however, the Company has valued this receivable at a net realizable value of zero.

IMPSAT S.A.

CONDENSED BALANCE SHEETS

(In thousands of U.S. Dollars)
(Unaudited)

	December 31,	March 31,
	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,979	$3,562
Trade accounts receivable, net	33,924	25,409
Receivable from affiliated companies	17,715	18,910
Other receivables	22,155	12,805
Prepaid expenses	1,730	1,118

Total current assets	79,503	61,804

BROADBAND NETWORK, Net	105,995	106,338

PROPERTY, PLANT AND EQUIPMENT, Net	40,149	31,807

NON-CURRENT ASSETS:
Investment in common stock	2,429	2,236
Other non-current assets	7,395	5,526

Total non-current assets	9,824	7,762

TOTAL	$235,471	$207,711

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
CURRENT LIABILITIES:
Accounts payable — trade	$59,535	$46,665
Advances from affiliated companies	2,448	4,154
Current portion of long-term debt	162,390	161,420
Accrued and other liabilities	15,422	23,081

Total current liabilities	239,795	235,320

LONG-TERM DEBT, Net	3,183	2,375

DEFERRED REVENUES	52,653	52,054

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDER’S DEFICIENCY:
Common Stock, $0.01 par value 73,775 shares issued and outstanding at December 31, 2001 and March 31, 2002	4	4
Paid in capital	331,179	331,179
Accumulated deficit	(391,024)	(412,709)
Accumulated other comprehensive income (loss)	(319)	(512)

Total stockholder’s deficiency	(60,160)	(82,038)

TOTAL	$235,471	$207,711

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

NET REVENUES:
Data and value added services	$25,053	$10,414
Internet	4,024	2,183
Telephony	706	2,495
Services to carriers	772	687
Sales of equipment	2,024	62

Total net revenues	32,579	15,841

COSTS AND EXPENSES:
Direct costs:
Contracted services	5,289	1,815
Other direct costs	3,160	3,437
Leased capacity	8,650	6,769
Cost of equipment sold	1,840	32

Total direct costs	18,939	12,053
Salaries and wages	9,089	2,867
Selling, general and administrative	4,960	2,044
Depreciation and amortization	12,391	8,245

Total costs and expenses	45,379	25,209

Operating loss	(12,800)	(9,368)

OTHER INCOME (EXPENSES):
Interest income and investment gains	280
Interest expense	(5,254)	(5,233)
Net gain (loss) on foreign exchange	321	(7,085)
Other income, net		1

Total other expenses, net	(4,653)	(12,317)

LOSS BEFORE INCOME TAXES	(17,453)	(21,685)
BENEFIT FROM INCOME TAXES	379

NET LOSS	$(17,074)	$(21,685)

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

NET LOSS	$(17,074)	$(21,685)

OTHER COMPREHENSIVE LOSS:
Change in unrealized loss on investment available for sale	(595)	(193)

TOTAL	(595)	(193)

COMPREHENSIVE LOSS	$(17,669)	$(21,878)

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(In thousands of U.S. dollars)
(Unaudited)

				Accumulated
				Other
	Common	Paid in	Accumulated	Comprehensive
	Stock	Capital	Deficit	(Loss)	Total

BALANCE AT DECEMBER 31, 2001	$4	$331,179	$(391,024)	$(319)	$(60,160)
Change on unrealized loss on investment available for sale, net of taxes				(193)	(193)
Net loss for the period			(21,685)		(21,685)

BALANCE AT MARCH 31, 2002	$4	$331,179	$(412,709)	$(512)	$(82,038)

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,074)	$(21,685)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisition:
Amortization and depreciation	12,391	8,245
Provision for doubtful accounts	722	2,134
Deferred income tax benefit	(379)
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable, net	(346)	6,381
(Increase) decrease in prepaid expenses	(108)	612
(Increase) decrease in other receivables and other non-current assets	(1,699)	11,219
Increase (decrease) in accounts payable — trade	114	(12,870)
Increase (decrease) in deferred revenues	9,041	(599)
Increase in accrued and other liabilities	5,833	7,659

Net cash provided by operating activities	8,495	1,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of broadband network, net of disposals	(28,582)	(4,086)
Purchases of property, plant and equipment, net of disposals	(5,844)	3,840
(Increase) decrease in other investment	525

Net cash used in investing activities	(33,901)	(246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from short-term debt	540
Changes in advances to/from affiliates	3,284	511
Repayments of long-term debt	(2,156)	(1,778)
Shareholder’s contribution	28,686

Net cash provided by financing activities	30,354	(1,267)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,948	(417)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	12,051	3,979

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$16,999	$3,562

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$718	$675

Income taxes paid		$285

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change to unrealized loss on investment available for sale, net of Tax	$(595)	$(193)

Vendor financing	$18,158

See notes to condensed financial statements.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Tables in thousands of U.S. dollars)

1.     GENERAL

      IMPSAT S.A. (the “Company”) is a leading integrated provider of broadband Internet, data and voice services in Argentina. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links and leased satellite capacity. As of March 31, 2002, the Company is a 100% owned subsidiary of IMPSAT Fiber Networks, Inc. (the “Parent Company”)

      Liquidity and Going Concern Considerations — The accompanying condensed financial statements have been prepared on a going concern basic, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Parent Company and the Company currently face significant near-term cash flow and liquidity problems. The Parent Company and the Company have no material working capital or other credit facility under which they may borrow for working capital or other general corporate purposes. The Parent Company and the Company are not generating sufficient revenue to fund their operations or to repay their principal and interest obligations under their vendor financing obligations with Nortel Networks Limited (“Nortel”) and Lucent Technologies Inc. (“Lucent”) (collectively the “Broadband Network Vendor Financing Agreements”) that are due and payable. As a result, the Company is in default under the Broadbank Network Vendor Financing Agreements. The Parent Company’s and the Company’s capital requirements under the business plan for fiscal year 2002 are greater than available capital resources, and the Parent Company’s and the Company’s cash flows and liquidity are insufficient to satisfy all of the Parent Company’s and the Company’s obligations. These factors raise substantial doubt as to the Parent Company’s and the Company’s ability to continue as a going concern for a reasonable period of time. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Parent Company and the Company believe that it is unlikely that they will be able to obtain future debt or equity financing on acceptable terms, or at all. The Parent Company and the Company therefore will be required to restructure their balance sheets. It is unlikely that the Parent Company and the Company could obtain additional financing without effecting a restructuring. The Parent Company with the assistance of the investment bank, Houlihan Lokey Howard & Zukin Capital (“Houlihan Lokey”), is currently negotiating with the holders of the Senior Notes and with the creditors under the Broadbank Network Vendor Financing Agreements as to the proposed financial restructuring plan discussed below. There is no assurance that the Parent Company and the Company will be able to successfully complete the proposed financial restructuring plan. Such events could have a material adverse effect upon the Parent Company and the Company and could threaten its ability to continue as a going concern.

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

•	all of the shares of the Parent Company’s existing common stock, options granted under the Parent Company’s stock option plans, and any other Parent Company equity interests would be cancelled, retired and eliminated with no consideration paid therefor, and the Parent Company would issue “new common stock” in accordance with the proposed restructuring plan;

•	creditors under the Broadband Network Vendor Financing Agreements would receive

—	$140.7 million senior secured debt issued by the Company and IMPSAT Brazil and guaranteed by the Parent Company;

—	$22.5 million of new senior convertible notes guaranteed by the Company and convertible into 5 % of the Parent Company’s new common stock on a fully-diluted basis; and

—	warrants to acquire up to 15 % of the Parent Company’s new common stock on a fully-diluted basis.

•	holders of the Notes due 2003 would receive $67.5 million of new senior convertible notes guaranteed by the Company and convertible into 23% of the Parent Company’s new common stock on a fully-diluted basis

•	holders of the Notes due 2005 and the Notes due 2008 would exchange those securities for 98 % of the Parent Company’s new common stock, subject to certain dilutive events

•	the Parent Company’s guarantees of certain indebtedness owed by the operating subsidiaries to certain of their respective creditors will either be restructured in exchange for new senior convertible notes and warrants consistent with and proportionate to the restructuring treatment of analogous indebtedness under the Broadband Network Vendor Financing Agreements, or canceled in exchange for equity in the Parent Company

•	no distribution to existing stockholders of the Parent Company

•	management would receive 2 % of the Parent Company’s new common stock plus stock options representing 8 % of the Parent Company’s new common stock.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Interim Financial Information — The unaudited condensed financial statements as of March 31, 2002 and for the three months ended March 31, 2001 and 2002 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in Thousands of U.S. Dollars)

period. The operating results for the three months ended March 31, 2001 and 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

      Use of Estimates — The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates were used in determining the carrying value of the Company’s telecommunications infrastructure and collectibility of receivables. Actual results could differ from those estimates.

      Market Risk — The Company’s financial performance may be affected by inflation, exchange rates and controls, price controls, interest rates, changes in governmental economic policy, taxation and political, economic or other developments in or affecting the country in which the Company operates. The Company’s foreign exchange rate risk is limited because the majority of its assets are non-monetary in nature, and the majority of its debt is denominated in U.S. dollars. Additionally, a significant portion of the Company’s debt has a fixed interest rate thereby limiting the Company’s interest rate risk exposure. Accordingly, the Company has not entered into derivative transactions to hedge against these potential risks.

      Currency Risks — In early January 2002, as Argentina’s ongoing political and financial crisis deepened, the country defaulted on its massive foreign debt and the government of President Eduardo Duhalde, who entered office on January 1, 2002, abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and has been volatile since. The devaluation of the Argentine peso will generally affect the Company’s condensed financial statements by generating foreign exchange gains or losses on peso-denominated monetary liabilities and assets of the Company and will generally result in a decrease, in U.S. dollar terms, in the Company’s revenues, costs and expenses in Argentina.

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

      Since the “pesification” decree, the Company’s customer contracts and operating cash inflows are now predominantly denominated in pesos. Moreover, the Company’s debt service payments and a significant portion of its costs (including capital equipment purchases and payments for certain leased telecommunica-

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in Thousands of U.S. Dollars)

tion capacity) are denominated in U.S. dollars. Accordingly, the Company’s financial condition and results of operations in Argentina are dependent upon the Company’s ability to generate sufficient pesos (in U.S. dollar terms) to pay its costs, expenses and to satisfy its debt service requirements. Because of the recent nature of these events and the significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina, management cannot presently determine or reasonably estimate the impact a continued economic crisis in that country could possibly have on the Company’s and the Company’s overall cash flows, financial condition, and results of operations.

      Numerous uncertainties exist surrounding the ultimate resolution of Argentina’s economic and political instability and actual results could differ from those estimates and assumptions utilized. The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may adversely and materially impact, among other items, (i) the realized revenues the Company receives for services offered in Argentina; (ii) the timing of repatriations of any dividends or other cash flows from the Company to the Parent Company, in the United States; (iii) the Company’s asset valuations; and (iv) the Company’s pesos-denominated monetary assets and liabilities.

      Cash and Cash Equivalents — Cash and cash equivalents are highly liquid investments, including short-term investments and time deposits with maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

      Revenue Recognition — Revenues from data, value added, telephony and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer. In addition, the Company has entered into, and may enter into in the future, agreements with carriers granting indefeasible rights of use (“IRU”) and access to portions of the Company’s broadband network capacity and infrastructure. Pursuant to these agreements, the Company will receive fixed advance payments for the IRU and will recognize the revenue from the IRU ratably over the life of the IRU. Amounts received in advance are recorded as deferred revenue in the accompanying balance sheets. The Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Condensed financial statements. SAB No. 101 summarizes the SEC’s views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC’s interpretation of revenue recognition.

      No single customer accounted for greater than 10 % of total revenues from services for the three months ended March 31, 2001 and 2002.

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

      Long-Lived Assets — Long-lived assets are reviewed on an ongoing basis for impairment based on a comparison of carrying values to the related undiscounted future cash flows. If the carrying amounts exceed such cash flows, identifying a possible impairment, the assets’ carrying amount is adjusted to fair value. During the three month periods ended March 31, 2001 and 2002, no impairments were recorded.

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

      Foreign Currencies Translation — The translation of these condensed financial statements into U.S. dollars has been made following the guidelines of SFAS No. 52, Foreign Currency Translation. Major operations of IMPSAT S.A. are stated in U.S. dollars. Accordingly, the U.S. dollar has been designated as the functional currency. Local currencies denominated transactions are remeasured into the functional currency. Accordingly, fixed assets and stockholders equity (deficiency) accounts have been translated into U.S. dollars taking into account the exchange rate prevailing at each transaction date. Monetary assets and liabilities are translated using the year-end exchange rate. Profit and loss accounts were translated using average exchange rates for the periods in which they were accrued, except for the consumption of non-monetary assets for which their respective dollar translated costs were considered.

      Fair Value of Financial Instruments — The Company’s financial instruments include receivables, investments, payables and long-term debt. The available for sale investments were valued at market closing prices at December 31, 2001 and March 31, 2002. The fair value of all other financial instruments, which approximate their carrying (or contract) values, have been determined using interest rates as of December 31, 2001 and March 31, 2002.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in Thousands of U.S. Dollars)

      New Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its unaudited condensed financial statements or disclosures.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 143 is effective for fiscal years beginning after December 15, 2001 and interim years within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The adoption of SFAS No. 144 did not have a material effect on the Company’s unaudited condensed financial statements or disclosures.

      Reclassifications — Certain amounts in the 2001 condensed financial statements have been reclassified to conform with the 2002 presentation.

3.  TRADE ACCOUNTS RECEIVABLE

      Trade accounts receivable at December 31, 2001 and March 31, 2002 are summarized as follows:

	December 31,	March 31,
	2001	2002

Trade accounts receivable	$51,037	$37,229
Less: allowance for doubtful accounts	(17,113)	(11,820)

Trade accounts receivable, net	$33,924	$25,409

      The Company provides trade credit to their customers in the normal course of business. Prior to extending credit, the customers’ financial histories are analyzed.

      The activity for the allowance for doubtful accounts for the year ended December 31, 2001 and for the three months ended March 31, 2002 is as follows:

	December 31,	March 31,
	2001	2002

Beginning balance	$16,436	$17,113
Provision for doubtful accounts	15,590	2,134
Write-offs, net of recoveries	(7,099)
Effect of exchange rate change	(7,814)	(7,427)

Ending balance	$17,113	$11,820

4.  OTHER RECEIVABLES

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers other than for fixed assets, and other miscellaneous amounts due to the Company.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in Thousands of U.S. Dollars)

5.  BROADBAND NETWORK AND AGREEMENTS

      Broadband network and related equipment at December 31, 2001 and March 31, 2002 consists of:

	December 31,	March 31,
	2001	2002

Network infrastructure	$76,693	$76,880
Equipment and materials	90,222	93,554
IRU investments	2,616	2,616

Total	169,531	173,050
Less: accumulated depreciation	(63,536)	(66,712)

Total	$105,995	$106,338

      The recap of accumulated depreciation for the year ended December 31, 2001 and for the three months ended March 31, 2002 is as follows:

	December 31,	March 31,
	2001	2002

Beginning balance	$42,084	$63,536
Depreciation expense	23,673	3,743
Disposals and retirements	(2,221)	(567)

Ending balance	$63,536	$66,712

      Nortel Networks Agreements — On September 6, 1999, the Company executed a turnkey agreement with Nortel Networks Inc. (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina for approximately $133.1 million.

      On October 25, 1999, the Company signed a definitive agreement with an affiliate of Nortel Networks to borrow an aggregate of up to approximately $149.1 million of long term vendor financing. The financing, which has a final maturity in 2006, was used to finance Nortel’s construction of the segments of the Broadband Network and the purchase of additional equipment to be used by the Company in connection with the operation of the Broadband Network. The Parent Company has agreed to guarantee the obligations of the Company under the Nortel financing agreement. At March 31, 2002, a total of $120.3 million was outstanding under the Nortel Financing Agreement (see Note 8).

      Additionally, the Company has obtained additional vendor financing from Lucent Technologies, Ericsson, Tellabs OY, DMC and Harris Canadá, Inc. for the acquisition of fiber optic cable and other telecommunications equipment for the Broadband Network for an aggregate of up to approximately $29.2 million.

      Global Crossing — During the year ended December 31, 2000 the Company completed and delivered to Global Crossing the portion of the Trans-Andean Crossing System connecting Las Toninas, Argentina and Santiago, Chile.

      As part of its arrangements with Global Crossing, the Parent Company or its affiliates have agreed to purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing’s fiber optic cable networks worldwide. These rights enable the Parent Company to interconnect the Parent Company’s networks in Argentina and Brazil and give the Parent Company global international access. The Parent Company had purchased approximately $9.7 million under this agreement as of December 31, 2001 and has not purchased any amount during the three months ended March 31, 2002, respectively.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in Thousands of U.S. Dollars)

      IRU Agreements — The Company has entered into several agreements granting IRUs of up to 25 years to the Company’s broadband network, including network maintenance services and telehousing space. The Company has received advance payments related to these agreements. These advance payments are recorded as deferred revenue in the accompanying condensed balance sheet. During the three months period ended March 31, 2002, the Company recognized approximately $0.6 million from these agreements, which are reflected as services to carriers in the accompanying condensed statement of operations.

6.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 2001 and March 31, 2002 consists of:

	December 31,	March 31,
	2001	2002

Land	$3,106	$3,106
Building and improvements	30,909	30,420
Operating communications equipment	142,318	135,982
Furniture, fixtures and other equipment	17,629	19,584

Total	193,962	189,092
Less: accumulated depreciation	(158,278)	(159,522)

Total	35,684	29,570
Equipment in transit	3,047	2,237
Works in process	1,418

Property, plant and equipment, net	$40,149	$31,807

      The recap of accumulated depreciation for the year ended December 31, 2001 and for the three months ended March 31, 2002, is as follows:

	December 31,	March 31,
	2001	2002

Beginning balance	$131,378	$158,278
Depreciation expense	31,717	4,502
Disposals and retirements	(4,817)	(3,258)

Ending balance	$158,278	$159,522

7.  INVESTMENTS

      The Company’s investments at December 31, 2001 and March 31, 2002 consist of:

	December 31,	March 31,
	2001	2002

Investment in common stock, at fair value — New Skies Satellites N.V. ($2,748 cost)	$2,429	$2,236

      The Company’s investment in common stock is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in Thousands of U.S. Dollars)

8.  LONG-TERM DEBT

      The Company’s long-term debt at December 31, 2001 and March 31, 2002 is detailed as follows:

	December 31,	March 31,
	2001	2002

Term notes payable, maturing from 2001 through 2004, collateralized by certain assets; denominated in U.S. dollars:	$2,590	$812
Eximbank notes payable (2.27% — 4.89%), maturing semiannually through 200l and 2004	13,513	13,513
Vendor financing (5.21% — 14.30%), due 2006	149,470	149,470

Total long-term debt	165,573	163,795
Less: current portion, including defaulted indebtedness	(162,390)	(161,420)

Long-term debt, net	$3,183	$2,375

      The vendor financing and some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

      The Company’s liquidity difficulties described in Note 1 have led to non-compliance with certain covenant requirements and payment provisions under the Broadband Network Vendor Financing Agreements. On October 25, 2001, the Company obtained a waiver of covenant defaults and an extension from these lenders for scheduled principal and interest payments under the Broadband Network Vendor Financing Agreements totaling approximately $18.4 million that were due on that date. The waiver expired on November 25, 2001 and the Broadbank Network Vendor Financing Agreements became due and payable. The Company is in default under the Broadbank Network Vendor Financing Agreements, and as a result of the default, an aggregate of $118.0 million and $116.2 million of the defaulted amounts have been reclassified to current portion of long-term debt as of December 31, 2001 and March 31, 2002, respectively.

9.  INCOME TAXES

      The composition of the benefit from income taxes, all of which is for foreign taxes, for the three months ended March 31, 2001 and 2002 is as follows:

	March 31,

	2001	2002

Deferred	$379	$—

Total	$379	$—

      The statutory tax rate in Argentina is 35%.

      As of March 31, 2002, the Company has recorded a valuation allowance to offset its entire net deferred tax asset.

10.  COMMITMENTS AND CONTINGENCIES

      Commitments — The Company leases telecommunications links with annual rental commitments of approximately $1.9 million through the year 2006. In addition, the Company has commitments to purchase communications and data center equipment amounting to approximately $2.0 million at March 31, 2002. These commitments are not included in the balance sheet as of March 31, 2002.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in Thousands of U.S. Dollars)

      Guarantees — The Company is guarantor on the $125 million 12 1/8% Senior Guaranteed Notes due 2003 issued on July 30, 1996 by the Parent Company.

      IMPSAT Brazil, another wholly-owned subsidiary of IMPSAT Fiber Networks, Inc., has entered into a $5.9 million term note with El Camino Resources, which is guaranteed by the Company and the Parent Company. At March 31, 2002, the balance outstanding was approximately $2.9 million.

      IPO Allocations Class Action — On November 1, 2001, a lawsuit was filed in the United States District Court for the Southern District of New York against the Parent Company, certain of the Parent Company’s current officers and directors, and the underwriters to the Parent Company’s initial public offering. This lawsuit alleges on behalf of a proposed class of all shareholders that the Parent Company and its underwriters violated various provisions of the securities laws in connection with the IPO in February 2000. The plaintiff has proposed a putative class from the date of the IPO to December 6, 2000. In August 2001, the court ordered that this suit be coordinated for all pre-trial purposes in a proceeding styled In re Initial Public Offering Securities Litigation, 21 MC 92, an intra-district proceeding involving approximately 900 lawsuits concerning the initial public offerings of approximately 310 companies and 48 underwriters. The complaint does not seek a specified amount of damages. It is the Parent Company’s present understanding that the plaintiffs intend to file an amended complaint shortly. The Parent Company’s management believes that the Parent Company has meritorious defenses to the allegations in the complaints and intends to defend the litigation vigorously. However, due to the early stages of this action, the Parent Company cannot conclude as to the possible outcome. The Company has certain insurance policies with respect to such claims and has filed a claim with its carriers regarding this matter.

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

      During the pendency of the arbitration and litigation proceedings, the Company will continue to include as deferred revenues on its balance sheet the amount received from 360networks as down payments under the

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in Thousands of U.S. Dollars)

terminated contracts, after deducting amounts that were due and payable at the time of the termination of the contracts. As of March 31, 2002, the balance of such deferred revenue was $8.0 million.

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

Significant Recent Development.

      During January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso. Argentina also enacted Decree No. 214/02, or the “pesification” decree. Generally, this decree mandates that all monetary obligations arising from agreements subject to Argentine law denominated in a foreign currency and existing as of January 6, 2002 are mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso. Under the “pesification” decree, after the foreign currency denominated contracts are converted to pesos (at the one peso to one U.S. dollar rate), the contracts may be privately renegotiated by the parties back into foreign currency denominated terms, and if a contract governed by Argentine law is entered into after the decree’s enactment, that contract may be denominated in either U.S. dollars or pesos. See Note 2 to our condensed consolidated financial statements.

      Since the “pesification” decree, IMPSAT Argentina’s customer contracts and operating cash inflows are now predominantly denominated in pesos. However, IMPSAT Argentina’s debt service payments and a significant portion of its costs (including capital equipment purchases and payments for certain leased satellite and terrestrial capacity) remain denominated and payable in U.S. dollars. These circumstances make IMPSAT Argentina’s financial condition and results of operations dependent upon its ability to generate sufficient pesos — in U.S. dollar terms — to pay its costs, expenses and to satisfy its debt service requirements. In response to the devaluation of the peso and the decrease in IMPSAT Argentina’s accounts receivable (in U.S. dollar terms) as a result of the “pesification” decree, we have translated IMPSAT Argentina’s financial position and results of operations at and for the three months ended March 31, 2002 using applicable peso/ U.S dollar exchange rates for that period. In accordance with U.S. GAAP, balance sheet accounts were translated using an exchange rate of 2.85 pesos = $1.00 (which was the exchange rate at the end of the quarter), and income statement accounts were translated at average monthly rates of exchange prevailing during the quarter.

      In future periods, we will continue to account for IMPSAT Argentina’s peso-denominated earnings, expenses and cash flows based on the U.S. dollar equivalent of such amounts measured in Argentine pesos. Such amounts will be translated using the applicable exchange rates prevailing during the relevant period.

      As discussed further below, as a result of the “pesification” of IMPSAT Argentina’s customer contracts and operating cash inflows, along with the devaluation of the peso against the U.S. dollar, IMPSAT Argentina’s revenues declined significantly (in U.S. dollar terms) during the first quarter of 2002 compared to previous periods. We expect that this decline will continue during the remainder of 2002.

Effects of the Global Crossing Insolvency

      We are party to a series of agreements initially signed in 1999 with several subsidiaries of Global Crossing Ltd. for the provision of telecommunications services. Pursuant to those agreements, among other things, we have constructed certain terrestrial portions of Global Crossing’s South American network, granted Global Crossing a series of indefeasible rights of use (IRU) capacity on certain segments of our Broadband Network, and provided Global Crossing with certain collocation space and related maintenance and other services. In addition, we acquired IRU and leased capacity on Global Crossing’s South American undersea fiber optic cable system.

      During the first quarter of 2002, we recognized revenues totaling $3.5 million from Global Crossing for the services provided under our agreements with Global Crossing. Of this amount, $2.5 million represented services billed during the quarter and $0.5 million represented the revenue recognition effect under the IRUs that we granted to Global Crossing. During the same period, Global Crossing invoiced us a total of $1.0 million, principally for maintenance services on the IRUs that we have acquired from Global Crossing. In general, invoices under our agreements with Global Crossing are submitted quarterly in advance and are payable 30 days after receipt.

      At March 31, 2002, Global Crossing was in default for a total of $0.9 million that we invoiced to them during the second half of 2001 and the first quarter of 2002. In January 2002, Global Crossing filed for protection under chapter 11 of the U.S. Bankruptcy Code. Although none of the Global Crossing subsidiaries that have amounts outstanding to us are currently included in Global Crossing’s chapter 11 filing, the company believes that these payment defaults are related to the significant cash shortfalls that Global Crossing is currently experiencing. As of May 1, 2002, we have submitted invoices for a total of $2.6 million for services to be rendered under our agreements with Global Crossing for the second quarter of 2002.

      In light of Global Crossing’s payment defaults to us, we have declined to pay to Global Crossing a total of $1.8 million that Global Crossing has invoiced us for services through the first quarter of 2002. The amounts that we owe Global Crossing are principally owed to Global Crossing Bandwidth, Inc., a subsidiary of Global Crossing that is among the Global Crossing parties that have filed for relief under chapter 11.

      We are monitoring the Global Crossing bankruptcy proceedings and commercial relationship carefully. Our company is currently evaluating its contractual rights in respect of Global Crossing’s payment defaults and its alternatives with respect to the acquisition of alternative capacity in light of the uncertainty that Global Crossing will be able or willing to perform its obligations under its agreements with us.

      The difficulties being experienced by Global Crossing, including Global Crossing’s chapter 11 proceeding, could have an adverse effect on our financial condition and operations. If Global Crossing’s bankruptcy proceedings were to expand to include any of the subsidiaries that are parties to our agreements, we likely would not receive payment on outstanding amounts due to us for previously rendered services and sales of equipment, except to the extent of our claims as unsecured creditors. At a minimum, such an action could cause additional delays in our receipt of amounts due to us. It is also possible that Global Crossing could seek, in the applicable bankruptcy proceedings, to reject some or all of the contracts. In the latter case, any damages that we might have in respect of the rejected contracts would be treated as general unsecured claims in the applicable bankruptcy proceedings.

Critical Accounting Policies

      We have identified the following critical accounting policies that underlie our condensed consolidated financial statements:

•	Revenue Recognition

•	Non-Monetary Transactions

•	Broadband Network

•	Property, Plant and Equipment

•	Long-Lived Assets

•	Foreign Currency Translation

These critical accounting policies and how we have applied them in the preparation of our condensed consolidated financial statements are discussed in Note 3 of our “Notes to Unaudited Condensed Consolidated Financial Statements.”

Results of Operations

      The following table summarizes our results of operations:

	Three Months Ended March 31,

	2001		2002

	(in thousands and as a percentage of
	consolidated revenues)
Net revenues:
Net revenues from services:
Data and value added services	$59,748	67.3%	$48,365	77.5%
Internet	11,168	12.6	7,854	12.6
Telephony	1,272	1.4	4,344	7.0
Services to carriers	1,932	2.2	1,566	2.5

Total net revenues from services	74,120	83.5	62,129	99.6
Sales of equipment	8,054	9.1	284	0.4
Broadband network development revenues	6,571	7.4	—	—

Total net revenues	88,745	100.0	62,413	100.0
Direct costs:
Contracted services	11,086	12.5	6,233	10.0
Other direct costs	5,792	6.5	6,535	10.5
Leased capacity	21,933	24.7	20,385	32.7
Broadband network cost	3,335	3.8	—	—
Cost of equipment sold	5,392	6.1	117	0.2

Total direct costs	47,538	53.6	33,270	53.3
Salaries and wages	22,197	25.0	13,042	20.9
Selling, general and administrative expenses	14,687	16.5	7,351	11.8
Depreciation and amortization	29,432	33.2	23,908	38.3
Interest expense, net	28,998	32.7	33,445	53.6
Net loss on foreign exchange	13,781	15.5	7,365	11.8
Recognition of other-than-temporary decline in value of investments	—	—	674	1.1
Other income (loss), net	2	—	(1,397)	(2.2)
Provision for foreign income taxes	365	0.4	438	0.7

Net loss	$68,251	76.9%	$58,477	93.7%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Revenues. Our total net revenues for the three months ended March 31, 2002 and 2001 equaled $62.4 million and $88.7 million. Net revenues were composed of net revenues from services, sales of equipment and Broadband Network development revenues.

      Our net revenues from services for the first quarter of 2002 totaled $62.1 million, a decrease of $12.0 million (or 16.2%) compared to the corresponding period in 2001. The decrease in our net revenues was principally due to significant devaluation of the Argentine peso against the U.S. dollar that occurred during the first quarter of 2002. Excluding our operations in Argentina, our revenues from services increased from $44.4 million during the first quarter of 2001 to $48.0 million during the first quarter of 2002.

      Our net revenues from services during the first quarter of 2002 included net revenues from:

•	data and value added services, which include satellite and broadband data transmission services, data center services, and other value-added services

•	Internet, which is composed of our Internet backbone access and managed modem services

•	telephony, including local, national and international long-distance services, and

•	services to carriers, which consist of our wholesale long-haul services to other telecommunications carriers (including revenue recognition from the sale of IRU capacity on our Broadband Network to,

and our provision of switching and transportation of telecommunications traffic services for, such carriers), and related maintenance services to those carriers.

      The following table shows our revenues from services by business lines (after elimination of intercompany transactions) for the periods indicated:

	Three Months Ended March 31,

	2001	% change(1)	2002

	(dollar amounts in thousands)
Data and value added services Broadband	$18,441	7.8%	$19,886
Satellite	37,786	(34.2)	24,862
Other value added services(2)	3,521	2.7	3,617

Total	59,748	(19.1)	48,365
Internet	11,168	(29.7)	7,854
Telephony	1,272	241.5	4,344
Services to carriers	1,932	(18.9)	1,566

Total net revenues from services	$74,120	(16.2)	$62,129

(1)	Percentage increase (decrease) in first quarter of 2002 compared to first quarter of 2001.

(2)	Includes data center services and systems integration and other information technology services.

      The decrease in our net revenues from services in the first quarter of 2002 as compared to the corresponding period in 2001 resulted from lower revenues from data and value added services, Internet and services to carriers, which offset the increase in our revenues from telephony services.

•	Overall, our revenues from broadband services and other value added services increased notwithstanding the negative effect on these revenues (in U.S. dollar terms) primarily attributable to the devaluation of the Argentine peso during the first quarter of 2002. Revenues from our broadband services increased compared to the first quarter of 2001 because of the ongoing migration of new and existing customer traffic to the Broadband Network. Revenues from other value added services, which includes our data center services, also increased compared to the first quarter of 2001. However, the increases in our revenues from broadband services and other value added services were more than offset by reduced revenues from our satellite services. Our revenues from satellite services during the first quarter of 2002 declined in comparison to the first quarter of 2001 due to: (i) lower satellite-based services volume (as we transferred telecommunications services to our Broadband Network), (ii) downward pressure on our prices (because of competition and adverse economic conditions), (iii) a number of customer cancellations or non-renewals, and (iv) the negative effect on such revenues, in U.S. dollar terms, of the devaluation of the peso during the first quarter of 2002.

•	We experienced lower Internet revenues principally because of renegotiated or terminated contracts with Internet service providers in Argentina and Brazil and the adverse impact on such revenues of the devaluation of the peso during the first quarter of 2002.

•	Our telephony services revenues grew during the first quarter of 2002 as compared to the same period in 2001. This increase in our telephony services revenues, which were partially offset by the effect of the devaluation of the Argentine peso, was generated in connection with our increased delivery during that period of switched voice services to corporate customers in Argentina and international call terminations to end-user customers in Peru and the United States.

•	Our revenues from services to carriers decreased compared to the first quarter of 2001 as a result of the cancellation of our contracts with 360networks in June 2001 and a general decline in demand by telecommunications companies for “dark” and “lit” fiber capacity.

      Global Crossing and 360networks were the principal customers for our data center services and services to carriers during 2001. Due to Global Crossing’s insolvency and our dispute with 360networks (which is also engaged in ongoing insolvency proceedings), we anticipate that we will generate significantly lower data center services and services to carriers revenues during the remainder of 2002.

      At March 31, 2002, we experienced a net decrease in the number of our customers, as compared to the same date in 2001. We had 2,859 customers as of March 31, 2002, compared to 2,877 customers at December 31, 2001 and 2,953 customers at March 31, 2001. The following table shows the evolution of our customer base as of the dates indicated:

	Number of Customers as of:

	March 31,	December 31,	March 31,
	2001	2001	2002	% change(1)	% change(2)

IMPSAT Argentina	1,247	1,100	1,097	(12.0)%	(0.3)%
IMPSAT Colombia	732	699	691	(5.6)	(1.1)
IMPSAT Brazil	314	387	391	24.5	1.0
IMPSAT Venezuela	264	245	239	(9.5)	(2.4)
IMPSAT Ecuador	237	236	234	(1.3)	(0.8)
IMPSAT Mexico	52	47	47	(9.6)	—
IMPSAT Chile	11	57	50	354.5	(12.3)
IMPSAT Peru	28	33	35	25.0	6.1
IMPSAT USA	68	73	75	10.3	2.7

Total	2,953	2,877	2,859	(3.2)	(0.6)

(1)	Increase (decrease) as of end of first quarter of 2002 compared to end of first quarter of 2001.

(2)	Increase (decrease) as of end of first quarter of 2002 compared to end of 2001.

      Adverse economic conditions experienced in Argentina resulted in a net decrease in the number of customers (primarily small and medium-sized corporations) and the volume of services provided in that country as of March 31, 2002 compared to as of March 31, 2001. In Brazil, our customer base increased as new customers entered into contracts for bandwidth-intensive telecommunications services over our Broadband Network.

      In addition to net revenues from services, our total net revenues for the first quarter of 2002 included revenues from sales of equipment, which totaled $0.3 million. We did not record any Broadband Network development revenues during that period. For the first quarter of 2001, revenues from equipment sales totaled $8.1 million and Broadband Network development revenues totaled $6.6 million. We currently anticipate only minimal sales of equipment during the remainder of 2002, and we do not anticipate any Broadband Network development revenues during 2002.

      Our Broadband Network development revenues for the first quarter of 2001 related to our construction of additional backhaul segments for Global Crossing’s fiber optic cable system and for a similar fiber optic cable system that was being developed by 360networks, Inc. These revenues, which were recorded upon our delivery of the constructed segments to Global Crossing and 360networks, include a total of $1.9 million recognized upon the delivery of certain segments to 360networks for which payment of $0.4 million has not been received to date. In June 2001, we terminated a series of contracts that we had signed with 360networks due to the latter’s default in payments to us under those contracts. For a description of this matter, refer to “Legal Proceedings” section of our 2001 Annual Report on Form 10-K, which we filed with the SEC on April 15, 2002.

      The following table shows our revenues by operating subsidiary for the periods indicated (including intercompany transactions):

	Three Months Ended March 31,

	2001	% Change(1)	2002

	(dollar amounts in thousands)
IMPSAT Argentina
Services	$30,555	(48.4)%	$15,779
Sale of equipment	2,024	(96.9)	62
IMPSAT Colombia
Services	15,590	(3.4)	15,059
Sale of equipment	—	—	10
IMPSAT Brazil
Services	10,197	5.3	10,733
Sale of equipment	2,698	(100.0)	—
Broadband network development	1,926	(100.0)	—
IMPSAT Venezuela
Services	7,356	6.0	7,800
Sale of equipment	1,127	(95.2)	54
Other(2)
Services	19,532	24.0	24,219
Sale of equipment	2,282	(93.1)	158
Broadband network development	4,645	(100.0)	—

(1)	Percentage increase (decrease) in first quarter of 2002 compared to first quarter of 2001.

(2)	Other includes IMPSAT Ecuador, IMPSAT Mexico, IMPSAT USA, IMPSAT Chile and IMPSAT Peru.

      Our net revenues from services have been adversely impacted by continued adverse economic conditions in our most important markets in Argentina and Colombia. Argentina, which has been mired in economic recession for the past four years, is our largest market.

      In the beginning of January 2002, Argentina defaulted on its external debt payments and devalued its currency, exacerbating declining commercial confidence and activity and further inflating exorbitant costs of financing for Argentine companies. Argentina continues to experience recessionary conditions and a lack of access to international capital markets and has recently faced internal disruption and social unrest. For the foreseeable future, we do not expect the recession affecting the Argentine economy will subside or that future economic and political developments in Argentina will improve. Since the inauguration in January 2002 of the administration of Argentina’s President Eduardo Duhalde, that country’s government has been unable to achieve political consensus and support for the introduction of economic measures demanded by the International Monetary Fund and other international lending agencies in exchange for an emergency loan package. The Argentine economic and political environment has continued to deteriorate even further, and Argentina is currently experiencing a banking crisis and a significant lack of liquidity. It is possible that the political and economic crisis in Argentina could worsen in coming weeks or months. The continued or worsening political and economic crisis in Argentina, our largest country of operation, will continue to have a materially adverse impact on our financial condition and results of operations.

      During the first quarter of 2002, IMPSAT Argentina’s financial condition and results of operations continued to be severely and negatively affected by currency fluctuations, inflation, interest rates, and other political, social and economic developments that affected Argentina during 2001. The ongoing severe economic downturn in Argentina has adversely affected many of our customers in that country and caused a number of them to terminate their contracts with us, fail to renew their contracts, reduce the amount of services contracted, or delay their payment of amounts owed to us for services provided. A summary of significant customer losses during 2001 is included in our 2001 Annual Report on Form 10-K (filed with the SEC on April 15, 2002) under the section captioned “Business — Customers — Customer Contracts.”

      Our total net revenues at IMPSAT Argentina for the first quarter of 2002 totaled $15.8 million, a decrease of $16.7 million (or 51.4%) compared to the first quarter of 2001. Excluding Broadband Network development revenues and other equipment sales revenues, IMPSAT Argentina’s net revenues from services for the first quarter of 2002 totaled $15.8 million, a decrease of $14.8 million (or 48.4%) compared to the first quarter of 2001. In pesos, IMPSAT Argentina’s first quarter 2002 revenues from services increased by 6.8% as compared to the same period in 2001.

      Our results in Brazil, where we commenced operations in 1998, also were adversely affected during the first quarter of 2002 as compared to the corresponding period in 2001 by the devaluation of the Brazilian real against the U.S. dollar. At March 31, 2001, the real traded at a rate of R$2.15 = $1.00, and at March 31, 2002 it had depreciated to R$2.32 = $1.00. This and prior devaluations have had a negative effect on our real-denominated revenues. Although the Argentine economic crisis has so far not significantly affected the Brazilian economy, there can be no assurance that such adverse effects will not occur in the near term. Due to the size and nature of Brazil’s trading relationship with Argentina, the possible expectation of corresponding risks in Brazil by foreign investors and the developing nature of the Argentine economic crisis, economic and market conditions for our Brazilian operations could be adversely affected in the foreseeable future by recent events in Argentina. In addition, presidential elections are scheduled in Brazil during October 2002, and a change in governmental policies in Brazil, along with investor reactions to any such changes, could adversely affect the Brazilian economy.

      IMPSAT Brazil’s revenues for the first quarter of 2002 totaled $10.7 million, a decrease of $4.1 million (or 27.6%) compared to the first quarter of 2001. This decrease in revenues relates in part to our recognition in the first quarter of 2001 of $1.9 million in Broadband Network development revenues upon delivery of telecommunications infrastructure to 360networks. IMPSAT Brazil’s revenues from services for the first quarter of 2002 were $10.7 million, a $0.5 million (or 5.3%) increase from the same period in 2001. In local currency terms, IMPSAT Brazil’s first quarter 2002 revenues from services increased by 23.0% as compared to the same period in 2001.

      In Colombia, we recorded revenues of $15.1 million during the first quarter of 2002, compared to $15.6 million for the same period in 2001. Revenues at IMPSAT Venezuela equaled $7.9 million for the first quarter of 2002, compared to $8.5 million for the first quarter of 2001. Venezuela is currently experiencing political and economic uncertainty following the attempted military coup staged against that country’s President Chavez during the first weeks of April 2002. Any resurgence of the recent crisis in Venezuela could have a material adverse effect on IMPSAT Venezuela’s and our consolidated results of operations and financial condition.

      Direct Costs. Our direct costs for the first quarter of 2002 totaled $33.3 million, a decrease of $14.3 million (or 30.0%), compared to the same period in 2001. As compared to the first quarter of 2001, this reduction was caused principally by (i) the devaluation of the peso during the first quarter of 2002, which had the effect of decreasing IMPSAT Argentina’s direct costs in U.S. dollar terms and (ii) our not incurring any costs of equipment sold or Broadband Network development costs during the first quarter of 2002. Of our total direct costs for the first quarter of 2002, $12.1 million related to the operations of IMPSAT Argentina, compared to $18.9 million for the first quarter of 2001. In local currency terms, IMPSAT Argentina’s direct costs increased by 33.8% during the first quarter of 2002 compared to the first quarter of 2001.

      Direct costs for IMPSAT Brazil totaled $6.9 million for the first quarter of 2002, compared to $10.4 million for the same period in 2001. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

      (1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the first quarter of 2002, our contracted services costs totaled $6.2 million, a decrease of $4.9 million (or 43.8%) compared to the first quarter of 2001. Of this amount, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $5.0 million for the first quarter of 2002 compared to $6.1 million during the first quarter of 2001. Installation costs totaled $1.3 million for the first quarter of 2002 compared to $5.0 million during the first quarter of 2001. Our installation costs decreased because we had fewer new customers in the first quarter of 2002 compared to the same period in 2001. Of our total contracted services costs for the first quarter of 2002, $1.8 million related to the operations of IMPSAT Argentina, compared to $5.3 million at IMPSAT Argentina for the first quarter of 2001. In local currency terms, IMPSAT Argentina’s contracted services costs decreased by 1.5 million pesos (or 29.0%) during the first quarter of 2002 as compared to the first quarter of 2001.

      (2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to third-party sales representatives; and our provision for doubtful accounts.

      Sales commissions paid to third-party sales representatives for the first quarter of 2002 totaled $1.4 million compared to $2.2 million for the same period in 2001. The majority of these commissions, ($0.7 million and $1.4 million for the first quarter of 2002 and 2001, respectively) related to customers of IMPSAT Argentina. In pesos, IMPSAT Argentina’s sales commissions paid to third-party sales representatives increased by 4.8% during the first quarter of 2002 as compared to the first quarter of 2001.

      We recorded a provision for doubtful accounts of $3.0 million for the first quarter of 2002, compared to $1.3 million for the corresponding period during the previous year. At March 31, 2002, approximately 29.4% of our gross trade accounts receivable were past due more than six months compared to 30.6% at March 31, 2001. At March 31, 2002, our allowance for doubtful accounts covered approximately 89.9% of our gross trade accounts receivable past due more than six months. The average days in quarterly gross trade accounts receivable increased from 71 days at March 31, 2001 to 94 days at March 31, 2002. The worsening of the recession in Argentina could adversely affect the quality of our accounts receivable from our customers in that country. IMPSAT Argentina’s allowance for doubtful accounts at March 31, 2002 covered approximately 84.3% of its gross trade accounts receivable past due more than six months. Although management currently believes that this allowance is appropriate, we will monitor the aging of our receivables in Argentina in light of the severe recession and currency devaluation being experienced in that country.

      (3) Leased Capacity. Our leased capacity costs for the first quarter of 2002 totaled $20.4 million, a decrease of $1.6 million (or 7.1%) compared to the first quarter of 2001. This decrease occurred notwithstanding an increase in costs for interconnection and telephony termination costs and frequency rights (which are components of our leased capacity costs), as described below.

      Our leased satellite capacity costs for the first quarter of 2002 totaled $8.8 million, a decrease of $1.5 million (or 14.5%) compared to the first quarter of 2001. In Argentina and Brazil, our leased satellite capacity costs totaled $2.4 million and $1.1 million during the first quarter of 2002. Compared to the first quarter of 2001, our satellite capacity costs were unchanged in Argentina, and decreased by $0.7 million (or 38.1%) in Brazil, in part because of our transitioning customers from satellite-based solutions onto the Broadband Network. We had approximately 910 MHz of leased satellite capacity at March 31, 2002 and 1,061 MHz at March 31, 2001.

      Our costs for dedicated leased capacity on third-party fiber optic networks totaled $8.1 million for the first quarter of 2002, a decrease of $0.8 million (or 8.5%) compared to the first quarter of 2001. These costs were incurred principally in Argentina, Brazil and the United States. Prior to the implementation of our Broadband Network, we had incurred these higher costs of leased fiber optic capacity in Argentina and Brazil due to the continued demand by our customers in those countries for greater bandwidth and, in the United States, due to the expansion of our Internet service offerings where we provide a link between Latin America and the U.S. Internet backbone. Although we have transferred increasing amounts of our telecommunications traffic to the Broadband Network as we migrate our customers to our Broadband Network, we will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services.

      In connection with certain new services that we are offering as a result of the implementation of our Broadband Network and the effectiveness of our license in Argentina to provide domestic and international long distance services, we also are incurring costs for interconnection and telephony termination costs and frequency rights. These costs totaled $3.4 million during the first quarter of 2002 (composed of $2.7 million for interconnection and telephony termination costs and $0.7 million for frequency rights) as compared to $2.7 million for the first quarter of 2001 (composed of $1.5 million for interconnection and telephony termination costs and $1.2 million for frequency rights).

      Our interconnection and telephony termination costs in Argentina totaled $1.7 million during the first quarter of 2002 (composed of $1.6 million for interconnection and telephony termination costs and $0.1 million for frequency rights) as compared to $1.4 million for the first quarter of 2001 (composed of $0.5 million for interconnection and telephony termination costs and $0.9 million for frequency rights).

      (4) Costs of Equipment Sold and Broadband Network Development. In the first quarter of 2002, we incurred costs of equipment sold of $0.1 million compared to $5.4 million for the first quarter of 2001. During the first quarter of 2002, we incurred no Broadband Network development costs as compared to $3.3 million of such costs during the first quarter of 2001. As discussed above, we recorded no Broadband Network development revenues during the first quarter of 2002.

      We anticipate that our direct costs will decline during the remaining periods in 2002 compared to corresponding periods in 2001, principally because of the effect of the devaluation of the Argentine peso against the U.S. dollar, which, in U.S. dollar terms, will result in lower contracted services and other direct costs at IMPSAT Argentina, and because of lower costs of equipment sold (consistent with our expectation that sales of equipment will decline substantially in 2002). This anticipated decline in our direct costs during future periods in 2002 could be offset by an increase in our provision for doubtful accounts if the Argentine economy falls further into recession.

      Salaries and Wages. Salaries and wages for the first quarter of 2002 totaled $13.0 million, a decrease of $9.2 million (or 41.2%) compared to the first quarter of 2001. As a result of the adverse economic conditions experienced in Argentina, Brazil and elsewhere in Latin America and as part of cost-control measures implemented by management following the end of the first quarter of 2001, our aggregate number of employees fell from 1,790 at March 31, 2001 to 1,352 at March 31, 2002. Management expects to continue to monitor the size of its total workforce and to make appropriate adjustments if required by financial and competitive circumstances.

      IMPSAT Argentina incurred salaries and wages for the first quarter of 2002 totaling $2.9 million, a decrease of $6.2 million (or 68.5%) compared to the same period in 2001. This decrease was due to (i) the positive effect of the devaluation of the peso, which decreased the dollar value of our salaries and wages expenses incurred in Argentina during the first quarter of 2002; and (ii) a reduction in the number of employees at IMPSAT Argentina. In pesos, IMPSAT Argentina’s first quarter 2002 salaries and wages expenses decreased by 8.0% as compared to the same period in 2001. IMPSAT Argentina had 348 employees as of March 31, 2002 as compared to 486 employees as of March 31, 2001.

      IMPSAT Brazil incurred salaries and wages for the first quarter of 2002 of $3.2 million, a decrease of $2.0 million (or 38.4%) compared to the first quarter of 2001. IMPSAT Brazil decreased its number of employees to 309 persons at March 31, 2002, compared to 446 persons at March 31, 2001. In addition to our reduced employee headcount in that country, the decrease in salaries and wages at IMPSAT Brazil during the first quarter of 2002 is in part related to the devaluation of the real against the U.S. dollar, which resulted in a decrease in U.S. dollar terms of our salaries and wages expense in Brazil.

      During the remainder of 2002, we expect that the devaluation of the Argentine peso, in addition to the reduction in the number of our employees, will result in a decrease in U.S. dollar terms of our consolidated salaries and wages expense.

      Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance, telephone and energy expenses

      We incurred SG&A expenses of $7.4 million for the first quarter of 2002, a decrease of $7.3 million (or 49.9%) compared to the same period in 2001. This decline in our SG&A expenses for the first quarter of 2002 is due principally to a decrease in our publicity and promotion costs, the effect of the devaluation of Argentina’s peso and Brazil’s real against the U.S. dollar, which decreased the dollar value of our SG&A expenses incurred in those countries, and overall cost control measures undertaken by management.

      SG&A expenses at IMPSAT Argentina for the first quarter of 2002 totaled $2.0 million, a decrease of $2.9 million (or 58.8%) compared to the corresponding period in 2001. In pesos, IMPSAT Argentina’s first quarter 2002 SG&A expenses decreased by 15.7% as compared to the same period in 2001. SG&A expenses at IMPSAT Brazil for the three months ended March 31, 2002 totaled $1.8 million, compared to $4.4 million for the same period in 2001, a decrease of 58.8% (or 23.9% in local currency terms). Management intends to take efforts in the coming periods to further control or reduce SG&A expenses. Such efforts, along with the effects of the devaluations of the Argentine peso, are anticipated to result in a further decline in SG&A expenses in future periods during 2002.

      Depreciation and Amortization. Our depreciation and amortization expenses for the first quarter of 2002 totaled $23.9 million, a decrease of $5.5 million (or 18.8%) compared to our depreciation and amortization for the corresponding period in 2001. Depreciation and amortization for IMPSAT Argentina for the first quarter of 2002 totaled $8.3 million. This represents a decrease of $4.7 million (or 36.2%) compared to IMPSAT Argentina’s depreciation and amortization for the first quarter of 2001. The quarter over quarter decrease in depreciation and amortization primarily is the result of the asset impairment charge of $381.9 million recorded in the second half 2001, which reduced the dollar value of our depreciable fixed asset base.

      Interest Expense, Net. Our net interest expense for the first quarter of 2002 totaled $33.4 million, consisting of interest expense (including financing costs and taxes) of $33.8 million and interest income of $0.4 million. Our net interest expense for the first quarter of 2001 totaled $29.0 million, consisting of interest expense (including financing costs and taxes) of $33.5 million and interest income of $4.5 million. At March 31, 2002, we had cash, cash equivalents and other short-term trading investments of $61.0 million compared to $64.9 million at March 31, 2001. Our interest income has declined as we have utilized our cash and trading investments in connection with our capital expenditures and general corporate purposes. Our quarter over quarter interest expense decreased principally because of reductions in the floating interest rates applicable to certain of our indebtedness.

      As previously disclosed (see the section captioned “Certain Considerations — We have defaulted on our indebtedness and could face liquidation” in our 2001 Annual Report on Form 10-K), we are in default on accrued and unpaid amounts under our senior notes, our vendor financing agreements with Lucent Technologies Inc. and Nortel Networks Limited for the development of Broadband Network (which agreements we call our “Broadband Network Vendor Financing Agreements”), and certain other indebtedness. The interest component of such defaulted amounts during the first quarter of 2002, which aggregated $7.9 million, is included in our net interest expense for the first quarter of 2002 discussed in the preceding paragraph.

      For the first quarter of 2002, IMPSAT Argentina’s net interest expense totaled $5.2 million ($5.2 million after eliminating intercompany items), compared to $5.0 million ($5.0 million after eliminating intercompany items) for the first quarter of 2001.

      For the first quarter of 2002, the average interest rate on our indebtedness was 11.9%, compared to an average interest rate of 12.3% for the corresponding period in 2001. Our total indebtedness as of March 31, 2002 was $988.2 million, as compared to $997.6 million as of March 31, 2001. As of March 31, 2002, total outstanding indebtedness at IMPSAT Argentina totaled $167.9 million ($163.8 million after eliminating intercompany items), compared to $183.7 million ($172.9 million after eliminating intercompany items) as of March 31, 2001.

      Net Loss on Foreign Exchange. We recorded net losses on foreign exchange for the first quarter of 2002 of $7.4 million, compared to net losses of $13.8 million for the first quarter of 2001. As discussed in greater detail below, our losses on foreign exchange were primarily due to the devaluation of the Argentine peso and the Brazilian real against the U.S. dollar during the first quarter of 2002. Decreases in U.S. dollar terms of IMPSAT Argentina’s peso-denominated assets during the first quarter of 2002 caused by the devaluation were offset by the positive effects of decreases in U.S. dollar terms of peso-denominated liabilities during the same period. IMPSAT Argentina recorded net losses on foreign exchange for the first quarter of 2002 totaling $7.1 million, compared to a net gain of $0.3 million for the same period in 2001.

      In response to the devaluation of the peso and the decrease in IMPSAT Argentina’s accounts receivable (in U.S. dollar terms) as a result of the “pesification” decree, we have translated IMPSAT Argentina’s financial position and results of operations at and for the three months ended March 31, 2002 using applicable peso/ U.S. dollar exchange rates for that period. In accordance with U.S. GAAP, balance sheet accounts were translated using an exchange rate of 2.85 pesos = $1.00 (which was the exchange rate at the end of the quarter), and income statement accounts were translated at average monthly rates of exchange prevailing during the quarter. In future periods, we will continue to account for IMPSAT Argentina’s peso-denominated earnings, expenses and cash flows based on the U.S. dollar equivalent of such amounts measured in Argentine pesos. Such amounts will be translated using the applicable exchange rates prevailing during the relevant period. See Note 2 to our condensed consolidated financial statements. As of March 31, 2002, the floating exchange rate was 2.85 pesos to the U.S. dollar.

      IMPSAT Brazil recorded net losses on foreign exchange for the first quarter of 2002 totaling $0.1 million, compared to a net losses of $15.8 million for the corresponding period in 2001. This net loss on foreign exchange reflects the effect of the devaluation of the real against the U.S. dollar in the first quarter of 2002 on the book value of our monetary assets and liabilities in Brazil, including the primarily dollar-denominated debt of IMPSAT Brazil under the Nortel Networks vendor financing agreement. At March 31, 2002, the real traded at a rate of R$2.32 = $1.00. At March 31, 2001, the real traded at a rate of R$2.15 = $1.00.

      Provision for Foreign Income Taxes. For the first quarter of 2002, we recorded a provision for foreign income taxes $0.4 million, compared to a provision of $0.4 million for the same period in 2001.

      Net Loss. For the first quarter of 2002, we incurred a net loss of $58.5 million, a decrease of $9.8 million (or 14.3%) compared to the first quarter of 2001. The decrease in our net loss was principally due to the net positive translation effect of the devaluation of the peso against the U.S. dollar (as discussed above), which decreased the dollar value of our expenses incurred in Argentina during the first quarter of 2002.

Liquidity and Capital Resources

      At March 31, 2002, we had total cash, cash equivalents and trading investments of $61.0 million, as compared to $64.9 million as of December 31, 2001 and $231.6 million as of March 31, 2001. At March 31, 2002, our total indebtedness was $988.2 million, of which $8.2 million represented short-term debt and $959.9 million represented the current portion of our long-term debt. As a result of our default under our senior notes and the Broadband Network Vendor Financing Agreements, an aggregate of $865.1 million of our long-term indebtedness has been reclassified as current portion of long-term indebtedness (and is thereby included in the $959.9 million total identified in the preceding sentence). We face significant cash flow and liquidity problems. As discussed further below, our cash flows and liquidity are insufficient to satisfy all of our obligations.

      Our company has no material working capital or other credit facility under which it may borrow for working capital or other general corporate purposes. We are not generating sufficient revenue to fund our operations and to repay our principal and interest obligations under the Broadband Network Vendor Financing Agreements that are due and payable. As a result, we are in default under our senior notes. We did not make the semi-annual interest payment on our Notes due 2003 (which was due on January 15, 2002), on our Notes due 2005 (which was due on February 15, 2002), or on our Notes due 2008 (which was due on December 15, 2001), and, in each case, we were not able to make the required payment within the 30-day grace periods before a default. We are also in default under our Broadband Network Vendor Financing Agreements. As of

April 30, 2002, our indebtedness under the Senior Notes and the Broadband Network Vendor Financing Agreements had an aggregate outstanding principal balance of $650.0 million and $261.1 million, respectively.

      We believe that, without a successful restructuring of our financial obligations, we are unlikely to be able to obtain future debt or equity financing on acceptable terms, or at all. The securities markets are currently not available to us. We therefore will be required to restructure our balance sheet. With the assistance of the investment bank, Houlihan Lokey Howard & Zukin Capital, we are currently negotiating with holders of the senior notes, with the creditors under the Broadband Network Vendor Financing Agreements and with other principal creditors regarding a proposed plan to restructure our balance sheet.

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

      Due to the continued adverse macroeconomic conditions in Argentina and Brazil and to the termination of certain contracts with subsidiaries of 360networks, Inc. (see “Legal Proceedings”), we have reduced our capital expenditures in 2001. Our capital expenditures budget for 2002 contemplates that we will need approximately $29.8 million (reduced from approximately $252.0 million) during the period from December 31, 2001 (including amounts spent to date) through the end of 2002 for capital expenditures.

      As set forth in our consolidated statement of cash flows, our operating activities provided $2.1 million in net cash flow for the three months ended March 31, 2002, compared to $10.7 million used by operating activities during the same period in 2001. In addition to the decrease in our operating losses discussed above, the increase in cash flow from operating activities in the first quarter of 2002 was primarily due to an increase in accrued and other liabilities of $32.7 million (as compared to $2.6 million in the first quarter of 2001) and a decrease in deferred revenue of $0.9 million (as compared to an increase of $30.8 million in the first quarter of 2001). Also, during the first quarter of 2002, the $1.9 million decrease in our trade accounts receivable (compared to an increase of $5.8 million in the first quarter of 2001) and the $12.7 million decrease in our other receivables (compared to a decrease of $3.3 million in the first quarter of 2001), collectively offset a decrease in our trade accounts payable of $9.9 million (as compared to an increase in trade payables of $0.3 million in the first quarter of 2001) and thereby contributed to the increase in net cash flow from operating activities during the period. These changes to our accounts receivable and payable during the first quarter of 2002 reflect actual operating cash flows, as well as changes in the value of those accounts (in U.S. dollar terms) caused by the devaluation of the Argentine peso during that period.

      For the first quarter of 2002, we used $3.7 million in net cash flow from investing activities, compared to $10.9 million of net cash flow provided by investing activities during the corresponding period in 2001. The decreased net cash flow from investing activities was principally due to an increase in our trading investments of $0.3 million during the first quarter of 2002, compared to a decrease in our trading investments of $80.4 million during the same period in 2001. During the first quarter of 2002, we used $2.4 million in net cash flows from financing activities. This compares to $6.9 million in net cash flows generated by financing activities during the first quarter of 2001, principally as a result of disbursements during that period under the vendor financing agreements with Nortel.

      At March 31, 2002, we had leased satellite capacity with annual rental commitments of approximately $24.0 million through the year 2006. In addition, at March 31, 2002, we had commitments to purchase telecommunications equipment amounting to approximately $2.6 million. We also have commitments of approximately $63.9 million with respect to purchases of IRUs for undersea submarine fiber optic capacity with which we intend to link our telecommunications networks in our countries of operation with and among each other and other parts of the World. Commitments under contracts with 360networks and Global Crossing totaling $41.4 million and $22.5 million, respectively, are included in this $63.9 million total. Depending on the outcome of our dispute with 360networks (see “Legal Proceedings”) and Global Crossing’s ongoing insolvency proceedings, some or all of our liability under these commitments may be canceled or fail to materialize. Furthermore, we had leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate. We have committed to long term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, and the United States for approximately $3.3 million per year through 2006. The remainder of the leases are typically under one-year contracts, the early cancellation of which is subject to a fee.

      The following table sets forth due dates of our contractual obligations:

Type of Obligations	2002	2003	2004	2005	2006	Thereafter	Total

	(in thousands)
Long-term debt(1)	$85,841	$186,805	$60,523	$356,618	$47,889	$225,000	$962,676
Capital lease obligations	6,036	5,302	3,607	1,959	417	—	17,321
Operating leases	644	408	172	—	—	—	1,224
Other long-term obligations	384	2,016	1,347	813	441	7,434	12,435

Total contractual cash obligations	$92,905	$194,531	$65,649	$359,390	$48,747	$232,434	$993,656

(1)	As discussed elsewhere in this quarterly report, we are in default under our senior notes and the Broadband Network Vendor Financing Agreements. Accordingly, an aggregate of $865.1 million of our long-term indebtedness has been reclassified as short-term indebtedness. These reclassified amounts are not included in this line item as being due in 2002, but instead are set forth based on their originally scheduled contractual due dates.

     The following table illustrates expirations of our commercial commitments as provided in corresponding contracts:

Type of Commitments(1)	2002	2003	2004	2005	2006	Thereafter	Total

	(in thousands)
Lines of credit	—	—	—	—	—	—	—
Standby letters of credit	—	—	—	—	—	—	—
Guarantees	—	—	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—	—	—
Other commercial commitments(2)	$31,444	$30,675	$27,675	$23,001	$19,357	$32,602	$164,754

Total commercial commitments	$31,444	$30,675	$27,675	$23,001	$19,357	$32,602	$164,754

(1)	Commitments are contractual obligations (other than indebtedness) that could potentially require our performance in the event of demands by third-parties or contingent events.

(2)	This includes commitments to purchase communications and data center equipment and long-term contracts for the purchase of satellite capacity and terrestrial links.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The sections below highlight our exposure to interest rate and foreign exchange rate risks and changes in the market values of our investment in equity securities. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at March 31, 2002 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during 2002. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

      We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. Our floating rate indebtedness has increased as we have drawn down commitments under our vendor financing agreements to cover capital expenditures, including the Broadband Network. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of March 31, 2002, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would adversely affect our annual interest cost related to our floating rate indebtedness by approximately $0.7 million annually.

	Expected Maturity Date(1)

Year Ended								Fair
December 31,	2002	2003	2004	2005	2006	Thereafter	Total	Value

Senior Notes (fixed rate)	—	$125,000	—	$300,000	—	$225,000	$650,000	$22,000

Avg. interest rate	—	12.13%	—	13.75%	—	12.38%	12.96%

Term Notes (fixed rate)	$18,002	$13,402	$11,642	$10,495	$1,005		$54,546	$54,546

Avg. interest rate	13.06%	13.06%	13.06%	13.06%	13.06%		13.06%
Vendor Financing (variable rate)	$73,875	$53,705	$52,488	$48,082	$47,301		$275,451	$275,451

Avg. interest rate	8.95%	8.95%	8.95%	8.95%	8.95%		8.95%

(1)	As discussed elsewhere in this quarterly report, we are in default under our senior notes and the Broadband Network Vendor Financing Agreements. Accordingly, an aggregate of $865.1 million of our long-term indebtedness has been reclassified as short-term indebtedness. These reclassified amounts are not included in this line item as being due in 2002, but instead are set forth based on their originally scheduled contractual due dates.

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

      As previously discussed in this Report, during January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at May 10, 2002 was pesos 3.20 = $1.00. These and any further devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. Management is currently unable to predict the most likely average or end-of-period peso/ dollar exchange rates for 2002 or provide estimates of the impacts that the changes in Argentine laws, the potential impacts of the currency devaluation and other recent events in Argentina could have on our company’s consolidated results of operation and financial condition. There is likely to occur during the remainder of 2002 increases to our consolidated net losses that would result from transaction gains or losses on our peso-denominated monetary assets and liabilities. Also, operating income reductions are likely to result from the potential impacts on our consolidated revenues from services of the conversion to pesos of contract obligations that were previously tied to the dollar. Balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings. Our management is continuing to assess the impacts that the events in Argentina could have on our consolidated results of operations and financial condition.

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

      Revenues from services from our Argentine operations for the three months ended March 31, 2002 and 2001 represented approximately 25.4% and 41.2% of our total net revenues from services for such periods. Revenues from services from our Brazilian operations for the three months ended March 31, 2002 and 2001 represented approximately 17.3% and 13.8% of our total net revenues from services for such periods. At May 10, 2002, the peso traded at a rate of pesos 3.20 = $1.00. At March 31, 2002 and May 10, 2002, the real traded at a rate of R$2.32 = $1.00 and R$2.47 = $1.00.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

      Not applicable.

Item 2.     Changes in Securities

      Not applicable.

Item 3.     Defaults Upon Senior Securities

      As previously disclosed (see the section captioned “Certain Considerations — We have defaulted on our indebtedness and could face liquidation” in our 2001 Annual Report on Form 10-K), we are in default under the majority of our long-term indebtedness. We have failed to make semi-annual interest payments on our $125 million 12 1/8% Senior Guaranteed Notes due 2003, which was due on January 15, 2002; our $300 million 13 3/4% senior notes due 2005, which was due on February 15, 2002; and our $225 million 12 3/8% senior notes due 2008, which was due on December 15, 2001. We are also in default under our Broadband Network Vendor Financing Agreements and certain of our other indebtedness. As of May 13, 2002, We have failed to make principal and interest payments under our Broadband Network Vendor Financing Agreements in an amount totaling $75.7 million. As of March 31, 2002, our indebtedness under the senior notes and the Broadband Network Vendor Financing Agreements had an aggregate outstanding principal balance of $650.0 million, and $261.1 million, respectively.

Item 4.     Submission of Matters to a Vote of Security-Holders

      Not applicable.

Item 5.     Other Information

      On April 29, 2002, our company announced in a press release that Guillermo Jofré had resigned as its chief financial officer. It was also announced that Héctor Alonso, who has served as our company’s chief operating officer since 1996, has been designated as the new chief financial officer of our company.

Item 6.     Exhibits and Reports on Form 8-K

(a)(1)

Exhibit Index:

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed on January 14, 2000 as Exhibit No. 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed on January 14, 2000 as Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.1	Indenture for the Notes Due 2005, dated as of February 16, 2000, among the Company, The Bank of New York, as Trustee and Banque Internationale a Luxembourg (including form of Note) (filed on March 10, 2000 as an exhibit to the Company’s 1999 Annual Report on Form 10K and incorporated herein by reference).
4.2	Indenture for the Notes due 2008, dated as of June 17, 1998, between the Company and The Bank of New York, as Trustee (including form of Note) (filed on July 21, 1998 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-59469) and incorporated herein by reference).
4.3	Securityholders Agreement dated as of March 19, 1998, among Nevasa Holdings, the Morgan Stanley investors and certain other parties (filed on April 15, 1998, as an exhibit to the Company’s Annual Report on Form 10-K for 1997 and incorporated herein by reference).
4.4	Supplemental Indenture for the Notes Due 2003 dated as of May 13, 1997 among IMPSAT Corporation, IMPSAT S.A. and The Bank of New York (filed on April 15, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for 1997 and incorporated herein by reference).
4.5	Indenture for the Notes Due 2003 dated as of July 31, 1996, among the Company, IMPSAT Argentina as Guarantor and the Bank of New York as Trustee (including form of Note) (filed on November 20, 1996 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-12977) and incorporated herein by reference).
4.6	Shareholders Agreement dated as of March 10, 1999 (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.7	Specimen Stock Certificate (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.8	Form of Stockholder Rights Plan Agreement between the Company and The Bank of New York, as Rights Agent (filed on June 21, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).
4.9	Certificate of Designations dated as of June 7, 2000 (filed on June 21, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).
9.1	1998 Stock Option Plan (filed on March 31, 1999 as an exhibit to the Company’s 1998 Annual Report on Form 10-K and incorporated herein by reference).
9.2	1999 Stock Option Plan (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.1†	Global Crossing Framework Agreement (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).

Exhibit
No.	Description

10.2†	Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (Rio de Janeiro), dated as of February 17, 2000 (filed on April 17, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.2: Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (São Paolo), dated as of February 17, 2000.
10.3†	Turnkey Project Agreement between IMPSAT Argentina and Nortel Networks (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.4†	TAC Turnkey Construction and IRU Agreement among IMPSAT Argentina, IMPSAT Chile and South American Crossing Ltd. (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.5†	Capacity Commitment Agreement dated as of November 10, 2000, between South American Crossing Ltd. and IMPSAT Fiber Networks, Inc. (filed on March 30, 2001, as an exhibit to the Company’s Annual Report on Form 10-K for 2000 and incorporated herein by reference).
10.6†	Capacity Purchase Agreement dated as of November 10, 2000, between Global Crossing Bandwidth, Inc. and International Satellite Communication Holding Ltd. (filed on March 30, 2001, as an exhibit to the Company’s Annual Report on Form 10-K for 2000 and incorporated herein by reference).
10.7†	Capacity IRU Agreement dated as of February 15, 2001, by and between 360americas network (Bermuda) Ltd. and IMPSAT Fiber Networks, Inc.
10.8†	IRU Fiber Agreement (Argentina) dated as of February 15, 2001, by and between IMPSAT S.A. (Argentina) and 360networks de Argentina S.R.L. (filed on March 30, 2001 as an exhibit to the Company’s 2000 Annual Report on Form 10K and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.9: IRU Fiber Agreement (Brazil) dated as of February 15, 2001, by and between Impsat Comunicações Ltda. and 360networks do Brasil Ltda. (filed on March 30, 2001 as an exhibit to the Company’s 2000 Annual Report on Form 10K and incorporated herein by reference).
10.9†	Service Agreement dated as of February 15, 2001, by and between Impsat Comunicações Ltda. and 360networks do Brasil Ltda. (filed on March 30, 2001 as an exhibit to the Company’s 2000 Annual Report on Form 10K and incorporated herein by reference).
10.10	Master Loan Agreement dated as of June 6, 2001 among Harris Canada, Inc. and the Company, IMPSAT Argentina, IMPSAT Brazil, IMPSAT Colombia, IMPSAT Ecuador, and IMPSAT Venezuela.
10.11	Amended and Restated Financing Agreement between IMPSAT Argentina and Nortel Networks. In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.11: Amended and Restated Financing Agreement between IMPSAT Brazil and Nortel Networks.
21.1	List of subsidiaries of the registrants (incorporated by reference to the “Business — General” section of the Company’s Annual Report on Form 10-K for 2001 and incorporated herein by reference).

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.

(a)(2) List of Schedules. All schedules for which provision is made in the applicable accounting regulations of the Commission are omitted because they are not applicable, or the information is included in the financial statements included herein.

(b) Reports on Form 8-K. On February 19, 2002, we filed with the SEC a current report on Form 8-K announcing that our company had failed to make its $20.6 million interest payment due on February 15, 2002 on its $300 million principal amount of 13 3/4% Senior Notes due 2005. In addition, we announced that our company had received a notice from the Nasdaq National Market warning that our company’s stock may be delisted because its common stock has failed to maintain the required minimum bid price and minimum market value of public float, and that our company had 90 calendar days, or until May 15, 2002, to regain compliance.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, in the capacities and on the dates indicated.

IMPSAT Fiber Networks, Inc.

By:	/s/ HÉCTOR ALONSO

Héctor Alonso
Chief Financial Officer

Date: May 14, 2002

IMPSAT S.A.

By:	/s/ JORGE PATERNOSTRO

Jorge Paternostro
Chief Accounting Officer

Date: May 14, 2002