Form 10-Q
period 2002-06-30
IMPSAT FIBER NETWORKS INC
filed 2002-08-14
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number: 000-29085

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2002, the Company had outstanding 91,428,570 shares of Common Stock, $0.01 par value.

IMPSAT Fiber Networks, Inc.
IMPSAT S.A.

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars)
(Unaudited)

	December 31,	June 30,
	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,606	$30,016
Trading investments	29,319	25,896
Trade accounts receivable, net	58,411	42,840
Other receivables	39,003	19,133
Prepaid expenses	3,429	3,820

Total current assets	165,768	121,705

BROADBAND NETWORK, Net	310,598	274,639

PROPERTY, PLANT AND EQUIPMENT, Net	214,459	177,302

NON-CURRENT ASSETS:
Investments in common stock	3,307	1,784
Deferred financing costs, net	10,752	8,609
Other non-current assets	13,690	11,615

Total non-current assets	27,749	22,008

TOTAL	$718,574	$595,654

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
Accounts payable — trade	$86,999	$71,261
Short-term debt	8,323	7,670
Current portion of long-term debt	959,076	292,742
Accrued and other liabilities	79,237	56,379

Total current liabilities	1,133,635	428,052

LONG-TERM DEBT, Net	23,189	19,231

OTHER LONG-TERM LIABILITIES	14,973	12,599

DEFERRED REVENUES	99,419	97,422

LIABILITIES SUBJECT TO COMPROMISE		727,522

COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS’ DEFICIENCY:
Common Stock, $0.01 par value; 300,000,000 shares authorized, 91,428,570 shares issued and outstanding at December 31, 2001 and June 30, 2002	914	914
Additional paid in capital	537,924	538,207
Accumulated deficit	(1,072,330)	(1,216,437)
Deferred stock-based compensation	(5,438)	(5,438)
Accumulated other comprehensive loss	(13,712)	(6,418)

Total stockholders’ deficiency	(552,642)	(689,172)

TOTAL	$718,574	$595,654

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

NET REVENUES:
Data and value added services	$59,333	$46,021	$119,060	$94,384
Internet	11,679	7,269	22,840	15,123
Telephony	1,881	3,971	3,154	8,317
Services to carriers	2,167	1,934	4,096	3,501
Sales of equipment	2,842	146	10,925	429

Total net revenues from services and equipment	77,902	59,341	160,075	121,754

Broadband network development revenues	625		7,197

Total net revenues	78,527	59,341	167,272	121,754

COSTS AND EXPENSES:
Direct costs:
Contracted services	8,859	5,104	19,945	11,337
Other direct costs	7,371	5,025	13,163	11,560
Leased capacity	23,452	19,514	45,385	39,899
Broadband network cost			3,335
Cost of equipment sold	2,105	123	7,497	241

Total direct costs	41,787	29,766	89,325	63,037

Salaries and wages	21,900	12,593	44,097	25,635
Selling, general and administrative	14,782	6,809	29,470	14,160
Depreciation and amortization	30,245	23,359	59,677	47,268

Total costs and expenses	108,714	72,527	222,569	150,100

Operating loss	(30,187)	(13,186)	(55,297)	(28,346)

OTHER INCOME (EXPENSES):
Interest income and investment gains	3,582	1,172	8,092	1,527
Interest expense (contractual interest of $43,686 and $77,486 in 2002)	(36,714)	(38,879)	(70,223)	(72,679)
Net loss on foreign exchange	(10,369)	(45,065)	(24,150)	(52,431)
Reorganization items		(5,574)		(5,692)
Other income (loss), net	138	246	145	(1,704)

Total other expenses	(43,363)	(88,100)	(86,136)	(130,979)

LOSS BEFORE INCOME TAXES	(73,550)	(101,286)	(141,433)	(159,325)
PROVISION FOR FOREIGN INCOME TAXES	(26,122)	(711)	(26,488)	(1,149)

NET LOSS BEFORE EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT	(99,672)	(101,997)	(167,921)	(160,474)
GAIN ON EARLY EXTINGUISHMENT OF DEBT		16,367		16,367

NET LOSS	$(99,672)	$(85,630)	$(167,921)	$(144,107)

NET LOSS PER COMMON SHARE:
NET LOSS BEFORE EXTRAORDINARY ITEM	$(1.09)	$(1.12)	$(1.84)	$(1.76)
EXTRAORDINARY ITEM		0.18		0.18

BASIC AND DILUTED	$(1.09)	$(0.94)	$(1.84)	$(1.58)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC AND DILUTED	91,429	91,429	91,429	91,429

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

NET LOSS	$(99,672)	$(85,630)	$(167,921)	$(144,107)

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(1,230)	7,972	(4,982)	7,707
Change in unrealized loss on investments available for sale	(10,357)	(362)	(8,445)	(1,229)
Recognition of other-than-temporary decline in value of investment		142		816
TOTAL	(11,587)	7,752	(13,427)	7,294

COMPREHENSIVE LOSS	$(111,259)	$(77,878)	$(181,348)	$(136,813)

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR SIX MONTHS ENDED JUNE 30, 2002
(In thousands of U.S. Dollars)
(Unaudited)

						Accumulated
	Common Stock		Additional		Deferred	Other
			Paid In	Accumulated	Stock-Based	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Loss	Total

BALANCE AT DECEMBER 31, 2001	91,428,570	$914	$537,924	$(1,072,330)	$(5,438)	$(13,712)	$(552,642)
Amortization of amount paid in excess of carrying value of net assets acquired from related party			283				283
Change in unrealized loss on investment available for sale						(1,229)	(1,229)
Recognition of other-than-temporary decline in value of investment						816	816
Foreign currency translation adjustment						7,707	7,707
Net loss for the period				(144,107)			(144,107)

BALANCE AT JUNE 30, 2002	91,428,570	$914	$538,207	$(1,216,437)	$(5,438)	$(6,418)	$(689,172)

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(167,921)	$(144,107)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisition:
Amortization and depreciation	59,677	47,268
Provision for doubtful accounts	4,248	5,010
Recognition of other-than-temporary decline in value of investment		816
Gain on early extinguishment of debt		(16,367)
Deferred income tax (benefit) provision	25,880
Reorganization items		5,692
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable, net	(8,233)	10,561
Increase in prepaid expenses	(2,220)	(391)
(Increase) decrease in other receivables and other non-current assets	3,258	52,663
Increase (decrease) in accounts payable — trade	6,193	(15,738)
Increase in accrued and other liabilities	(396)	54,664
Increase (decrease) in deferred revenues	39,649	(1,997)
Decrease in other long-term liabilities	(12,093)	(2,374)

Net cash provided by (used in) operating activities	(51,958)	(4,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in trading investments	163,353	3,423
Purchases of broadband network, net of disposals	(59,060)	(5,059)
Purchases of property, plant and equipment, net of disposals	(53,663)	(2,783)
Decrease in other investment	(306)

Net cash provided by (used in) investing activities	50,324	(4,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from short-term debt	1,552	(653)
Proceeds from long-term debt, net of deferred financing costs	16,129
Repayments of long-term debt	(11,849)	(3,925)

Net cash provided by (used in) financing activities	5,832	(4,578)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(4,982)	7,707

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(784)	(5,590)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	67,737	35,606

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$66,953	$30,616

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$69,723	$10,827

Foreign income taxes paid	$190	$1,377

Cash paid during period for reorganization items:
Professional fees		$2,878

Other reorganization payments		$2,814

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change to unrealized gain (loss) in investment available for sale	$(8,445)	$(1,229)

Broadband network vendor financing	$32,624

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands of U.S. dollars, except for per share amounts)

1.     GENERAL

      IMPSAT Fiber Networks, Inc., a Delaware holding company (the “Holding Company”), and subsidiaries (collectively, the “Company”) is a leading integrated provider of broadband Internet, data and voice services in Latin America. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. In addition, the Company has built an extensive pan-Latin American high capacity fiber optic network (“Broadband Network”).

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

      The Company’s operating subsidiaries are wholly owned (except for a small number of shares issued to other persons to comply with local corporate law requirements). A listing of the Company’s operating subsidiaries is as follows:

Argentina	Impsat S.A.
Brazil	Impsat Comunicacoes Ltda.
Chile	Impsat Chile S.A.
Colombia	Impsat S.A.
Ecuador	Impsatel del Ecuador S.A.
Mexico	Impsat S.A. de C.V.
Peru	Impsat Peru S.A.
USA	Impsat USA, Inc.
Venezuela	Telecomunicaciones Impsat S.A.

      In addition, the Company owns other subsidiaries, which serve intermediary functions to the Company and its operating subsidiaries.

      Petition for Relief Under Chapter 11 — On June 11, 2002, the Holding Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of New York. Under Chapter 11, certain claims against the Holding Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Holding Company continues business operations as debtor-in-possession. These claims are reflected in the June 30, 2002 consolidated balance sheet as “liabilities subject to compromise”. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

      The Holding Company anticipates it will file a reorganization plan in accordance with the terms of the Restructuring Term Sheet (described below under “Financial Restructuring”) during the third quarter of 2002 that will provide for emergence from bankruptcy upon completion of a financial restructuring described below. There can be no assurances that any reorganization will be approved by the Bankruptcy Court. If the Holding Company is unable to obtain confirmation of a plan of reorganization, the Holding Company’s creditors may seek other alternatives for the Holding Company, including accepting bids for the Holding

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company or parts thereof through an auction process or forcing the Holding Company into a liquidation proceeding under the federal bankruptcy laws. The Holding Company’s operating subsidiaries did not commence bankruptcy proceedings and we expect them to continue to operate in the ordinary course of business without any court-imposed restrictions.

      The Holding Company’s balance sheet as of June 30, 2002 consists primarily of cash and trading investments of approximately $26.0 million, other assets of approximately $9.0 million and the net investment in each of its consolidated subsidiaries. The Holding Company’s liabilities are described in Note 11 under “liabilities subject to compromise.”

      The Holding Company’s statement of operations for the six months ended June 30, 2002 consists of the equity in the earnings of its consolidated subsidiaries, interest income earned on its trading investment, offset by the interest expense on the Senior Notes, certain general and administrative expenses and the reorganization items described in Note 11.

      Financial Restructuring — On March 11, 2002, the Holding Company, which has been advised by Houlihan Lokey Howard & Zukin Capital, concluded negotiations with an ad hoc committee (the “Committee”) representing certain creditors under the Holding Company’s Broadband Network Vendor Financing Agreements, and certain holders of its $125.0 million 12.125% Senior Guaranteed Notes due 2003, $300.0 million 13.75% Senior Notes due 2005 and $225.0 million 12.375% Senior Notes due 2008 (collectively, the “Senior Notes”) of a non-binding term sheet agreement in principle (the “Restructuring Term Sheet”) relating to the terms of a proposed restructuring of these long-term obligations, as part of a comprehensive financial restructuring of the Company. The Restructuring Term Sheet, contemplates the following principal components of the proposed restructuring plan:

•	all of the shares of the Holding Company’s existing common stock, options granted under the Holding Company’s stock option plans, and any other equity interests would be cancelled, retired and eliminated with no consideration paid therefore, and the Holding Company would issue “new common stock” in accordance with the proposed restructuring plan;

•	creditors under the Broadband Network Vendor Financing Agreements would receive

—	$140.7 million senior secured debt issued by IMPSAT Argentina and IMPSAT Brazil and guaranteed by the Holding Company;

—	$22.5 million of new senior convertible notes guaranteed by IMPSAT Argentina and initially convertible into 5% of the Holding Company’s new common stock on a fully-diluted basis; and

—	warrants to acquire up to 15% of the Holding Company’s new common stock on a fully-diluted basis.

•	holders of the Notes due 2003 would receive $67.5 million of new senior convertible notes of the Holding Company guaranteed by IMPSAT Argentina and initially convertible into 23% of the Holding Company’s new common stock on a fully-diluted basis

•	holders of the Notes due 2005 and the Notes due 2008 would exchange those securities for 98% of the Company’s new common stock, subject to certain dilutive events

•	the Holding Company’s guarantees of certain indebtedness owed by the Holding Company’s operating subsidiaries to certain of their respective creditors will either be restructured in exchange for new senior convertible notes and warrants consistent with and proportionate to the restructuring treatment of analogous indebtedness under the Broadband Network Vendor Financing Agreements, or canceled in exchange for equity in the Holding Company

•	no distribution to the existing stockholders of the Holding Company

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	management would receive 2% of the Holding Company’s new common stock plus stock options representing 8% of the Holding Company’s new common stock.

      The Restructuring Term Sheet provided that completion of the proposed restructuring plan would be subject to certain conditions, including the plan’s acceptance by affected classes of the Holding Company’s securities holders in accordance with the United States Bankruptcy Code (the “Bankruptcy Code”).

      Going Concern Matters — The Company’s history of losses, negative working capital, stockholders’ deficit and the Chapter 11 proceedings raise substantial doubt about the Holding Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Holding Company be unable to continue as a going concern. The ability of the Holding Company to continue as a going concern and to appropriately use the going concern basis is dependent upon, among other things, (i) the Holding Company’s ability to revise and implement its business plan, (ii) confirmation of the reorganization plan under the Bankruptcy Code, (iii) the Holding Company’s ability to achieve profitable operations after such confirmation, and (iv) the Holding Company’s ability to generate sufficient cash from operations to meet its obligations. The consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might result from the uncertainties described above.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation — The financial statements are presented on a condensed consolidated basis and include the accounts of IMPSAT Fiber Networks, Inc and its subsidiaries. All significant intercompany transactions and balances have been eliminated. AICPA Statement of Position (“SOP”) 90–7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, was followed in the preparation of these consolidated financial statements.

      Interim Financial Information — The unaudited condensed consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2001 and 2002 have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

      Market Risk — The Company currently operates in countries throughout Latin America. The Company’s financial performance may be affected by inflation, exchange rates and controls, price controls, interest rates, changes in governmental economic policy, taxation and political, economic or other developments in or affecting the Latin America countries in which the Company operates. The Company has not entered into derivative transactions to hedge against potential foreign exchange or interest rate risks.

      Currency Risks — In early January 2002, as Argentina’s ongoing political and financial crisis deepened, the country defaulted on its massive foreign debt and the government of President Eduardo Duhalde, who entered office on January 1, 2002, abandoned the decade-old fixed peso-dollar exchange rate and permitted

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 at 1.65 pesos to the U.S. dollar and has been volatile since. At June 30, 2002, the Argentine peso traded at pesos 3.90 to the U.S. dollar. The devaluation of the Argentine peso will generally affect the Company’s condensed consolidated financial statements by generating foreign exchange gains or losses on peso-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in the Company’s revenues, costs and expenses in Argentina.

      During December 2001, the Argentine government instituted a system for the freezing of the deposits in its financial system. In February 2002, these measures led to, among other things, the “pesification” decree. Generally, this decree mandates that all monetary obligations arising from agreements subject to Argentine law denominated in foreign currency and existing as of January 6, 2002 are mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso. Such obligations generally may be adjusted pursuant to the “coeficiente de estabilizacion de referencia” (“CER”), as published by the Argentine central bank based on the Argentine consumer price index. Under the “pesification” decree, after the foreign currency denominated contracts are converted to pesos (at the rate of one peso to one U.S. dollar), the contracts may be privately renegotiated by the parties back into foreign currency denominated terms. Under the “pesification” decree, if a contract governed by Argentine law is entered into after the decree’s enactment, that contract may be denominated in either U.S. dollars or pesos. However, if the parties choose to denominate the new contract in pesos, payments under that contract are not entitled to be adjusted according to the CER or any other consumer price index. Contracts denominated in pesos before the decree continue to be denominated in pesos, unaffected by the decree. Finally, the decree provides that if the value of the goods sold or services rendered is higher or lesser than the price payable after the mandatory “pesification”, either party may request an “equitable adjustment” of such price. If the parties do not agree on the “equitable adjustment”, the dispute is to be settled by the courts, which will attempt to preserve the contractual agreement between the parties. The devaluation and the “pesification” of agreements of the Company governed by Argentine law may have adverse, unknown and unforeseeable effects on the Company.

      Since the “pesification” decree, IMPSAT Argentina’s customer contracts and operating cash inflows are now predominantly denominated in pesos while its debt service payments and a portion of its costs (including capital equipment purchases and payments for certain leased telecommunication capacity) are denominated in U.S. dollars. Accordingly, the Company’s financial condition and results of operations in Argentina are dependent upon IMPSAT Argentina’s ability to generate sufficient pesos (in U.S. dollar terms) to pay its costs, expenses and to satisfy its debt service requirements. Because of the recent nature of these events and the significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina, management cannot presently determine or reasonably estimate the impact a continued economic crisis in that country could possibly have on IMPSAT Argentina’s and the Company’s overall cash flows, financial condition, and results of operations.

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

      The Company’s results in Brazil also were adversely affected during the period by the devaluation of the Brazilian real against the U.S. dollar. At June 30, 2001, the real traded at a rate of R$2.31 = $1.00, and at June 30, 2002 it had depreciated to R$2.83 = $1.00. As of August 9, 2002, the real traded at a rate of

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R$2.94 = $1.00. These and prior devaluations have had a negative effect on the Company’s real-denominated revenues. The devaluation of the real and the decline in growth in the Brazilian economy have been caused in part by the continued recession in the region, a general aversion to emerging markets by foreign direct and financial investors and the overall decline in worldwide economic production. Recently, fears have mounted in the international investor community that left-wing candidate, Luiz Inacio Lula da Silva, could win Brazil’s upcoming presidential elections and cause Brazil to alter its policies in a manner that would adversely affect its economy. These conditions have had, and can be expected to continue to have, an adverse effect on IMPSAT Brazil’s and the Company’s overall financial condition and results of operations.

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

      No single customer accounted for greater than 10% of total net revenues from services for the three and six months ended June 30, 2001 and 2002.

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

      Broadband Network — Costs in connection with the construction, installation and expansion of the Broadband Network are capitalized. Rights of way agreements represent the fees paid and the net present value of fees to be paid per signed agreements entered into for obtaining rights of way and other permits for the Broadband Network. These capitalized agreements are being amortized over the term of the rights of way, which range from 10 to 20 years.

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

Network infrastructure	10–15 years
Equipment and materials	10 years
Right of way	10–20 years
IRU investments	15 years

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property, Plant and Equipment — Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	10–25 years
Operating communications equipment	5–10 years
Furniture, fixtures and other equipment	2–10 years

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

      Deferred Financing Costs — Debt issuance costs and transaction fees, which are associated with the issuance of the Senior Notes, are being amortized (and charged to interest expense) over the term of the related Senior Notes on a method which approximates the level yield method.

      Long-Lived Assets — Long-lived assets, including goodwill, are reviewed on an ongoing basis for impairment based on a comparison of carrying values to the related undiscounted future cash flows. If the carrying amounts exceed such cash flows, identifying a possible impairment, the assets’ carrying amount is adjusted to fair value. During the three and six month periods ended June 30, 2001 and 2002, no impairments were recorded.

      Income Taxes — Deferred income taxes result from temporary differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

      Foreign Currency Translation — The Company’s subsidiaries generally use the U.S. dollar as the functional currency. Accordingly, the financial statements of the subsidiaries were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the functional currency are included as net gain or loss on foreign exchange except for IMPSAT Brazil, which uses the local currency as the functional currency and which is included in accumulated other comprehensive income (loss) in stockholders’ equity.

      Stock-Based Compensation — SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee and non-employee director compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees and non-employee directors using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee directors are measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee or non-employee director must pay for the stock. The Company also provides the required disclosures of SFAS No. 123.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net Loss Per Common Share — Basic earnings (loss) per share is computed based on the average number of common shares outstanding and diluted earnings (loss) per share is computed based on the average number of common and potential common shares outstanding under the treasury stock method.

      Accumulated Other Comprehensive Loss — Accumulated other comprehensive loss is comprised as follows:

		Unrealized Gain
		(Loss) on
	Foreign	Investments
	Currency	Available for
	Translation	Sale	Total

Balance at December 31, 2001	$(13,395)	$(317)	$(13,712)
Change during the period	7,707	(413)	7,294

Balance at June 30, 2002	$(5,688)	$(730)	$(6,418)

      New Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its consolidated financial statements or disclosures.

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2002, the FASB issued SFAS No. 145, Rescission of the FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company does not expect the adoption of SFAS 145 to have a material effect on its consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, the Company cannot determine the potential effects that adoption of SFAS No. 146 will have on its consolidated financial statements.

      Reclassifications — Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform with the 2002 presentation.

3.     INVESTMENTS

      The Company’s investments consist of the following at December 31, 2001 and June 30, 2002:

	December 31,	June 30,
	2001	2002

Trading investments, at fair value	$29,319	$25,896
Investments in common stock	3,307	1,784

      The Company’s trading investments consist of high-quality, short-term investments with maturities of less than 360 days.

      The Company’s investments in common stock includes a 3.3% ownership interest in the outstanding common stock of Claxson Interactive Group Inc., an integrated media company with operations in Latin America. This investment is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure. During the period ended June 30, 2002, the Company recorded a non-cash charge of $0.8 million, which reflected an other-than-temporary decline in value of this investment based upon a sustained reduction in the quoted market price of $0.10 per share compared to the adjusted cost basis of $1.43 per share.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  TRADE ACCOUNTS RECEIVABLE

      Trade accounts receivable, by operating subsidiaries, at December 31, 2001 and June 30, 2002, are summarized as follows:

	December 31,	June 30,
	2001	2002

IMPSAT Argentina	$51,037	$30,405
IMPSAT Brasil	6,714	5,343
IMPSAT Colombia	5,033	4,665
IMPSAT Venezuela	6,637	8,272
All other countries	12,772	11,873

Total	82,193	60,558
Less: allowance for doubtful accounts	(23,782)	(17,718)

Trade accounts receivable, net	$58,411	$42,840

      The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers’ financial history is analyzed.

      The activity for the allowance for doubtful accounts for the year ended December 31, 2001 and for the six months ended June 30, 2002 is as follows:

	December 31,	June 30,
	2001	2002

Beginning balance	$22,509	$23,782
Provision for doubtful accounts	16,784	5,010
Write-offs, net of recoveries	(7,697)	(609)
Effect of exchange rate change	(7,814)	(10,465)

Ending balance	$23,782	$17,718

5.  OTHER RECEIVABLES

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2001 and June 30, 2002:

	December 31,	June 30,
	2001	2002

IMPSAT Argentina	$22,155	$6,612
IMPSAT Brazil	3,209	2,937
IMPSAT Colombia	3,777	2,431
IMPSAT Venezuela	2,667	1,315
All other countries	7,195	5,838

Total	$39,003	$19,133

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  BROADBAND NETWORK AND AGREEMENTS

      Broadband network and related equipment consists of the following at December 31, 2001 and June 30, 2002:

	December 31,	June 30,
	2001	2002

Network infrastructure	$168,301	$155,411
Equipment and materials	132,494	125,931
Right of ways	16,056	14,106
IRU investments	46,913	48,650

Total	363,764	344,098
Less: accumulated depreciation	(83,373)	(96,895)

Total	280,391	247,203
Under construction — Network infrastructure	30,207	27,436

Total	$310,598	$274,639

      The recap of accumulated depreciation for the year ended December 31, 2001 and for the six months ended June 30, 2002 is as follows:

	December 31,	June 30,
	2001	2002

Beginning balance	$46,433	$83,373
Depreciation expense	41,173	18,465
Disposals and retirements	(4,233)	(4,943)

Ending balance	$83,373	$96,895

      Nortel Networks Agreements — On September 6, 1999, the Company executed two turnkey agreements with Nortel Networks Limited (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina and Brazil for approximately $265 million.

      On October 25, 1999, IMPSAT Argentina and IMPSAT Brazil each signed definitive agreements with Nortel to borrow an aggregate of up to approximately $149.1 million and $148.3 million, respectively, of long-term vendor financing. The financing, which has a final maturity in 2006, was used to finance Nortel’s construction of the segments of the Broadband Network in Argentina and Brazil as well as additional purchases of telecommunications equipment. The Company has guaranteed the obligations of each of IMPSAT Argentina and IMPSAT Brazil under the Nortel financing agreements. At June 30, 2002, a total of $245.4 million was outstanding. (See Note 1 for a description of the restructuring of these amounts under the Holding Company’s proposed restructuring plan.)

      The Company’s subsidiaries have obtained additional vendor financing from Ericsson, Tellabs OY, DMC and Harris Canada, Inc. for the acquisition of fiber optic cable and other telecommunications equipment for the Broadband Network, with respect to which an aggregate of $14.6 million was disbursed and outstanding as of June 30, 2002, which are guaranteed by the Company.

      Global Crossing — During the year ended December 31, 2000, the Company completed and delivered to Global Crossing the portion of the Trans-Andean Crossing System connecting Las Toninas, Argentina and Santiago, Chile. As part of the Broadband Network and the South American Crossing, the Company also constructed turnkey backhaul segments and granted IRUs to Global Crossing in Peru and Brazil between

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Global Crossing’s landing points in those countries and its metropolitan points of presence located at the Company’s telehouses in Lima, Peru and Sao Paulo and Rio de Janeiro, Brazil. In connection with the delivery of such infrastructure to Global Crossing during 2000, the Company recognized during the six months ended June 30, 2001, revenues and costs totaling $7.2 million and $3.3 million, respectively.

      As part of its arrangements with Global Crossing, the Company has agreed to purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing’s fiber optic cable networks worldwide. These rights enable the Company to interconnect the Company’s networks in Argentina and Brazil and give the Company global international access. The Company had purchased approximately $9.7 million under this agreement as of December 31, 2001 and has not purchased any amount during the six months ended June 30, 2002, respectively.

      IRU Agreements — The Company has entered into several framework agreements granting IRUs of up to 25 years on the Company’s Broadband Network, including network maintenance services and telehousing space. The Company has received advance payments related to these agreements. These advance payments are recorded as deferred revenue in the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2002, the Company recognized approximately $1.1 million and $2.0 million, respectively, from these agreements, which are reflected as services to carriers in the accompanying condensed consolidated statement of operations.

7.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 2001 and June 30, 2002, consisted of:

	December 31,	June 30,
	2001	2002

Land	$11,223	$11,184
Building and improvements	68,350	67,186
Operating communications equipment	424,428	410,896
Furniture, fixtures and other equipment	36,376	37,748

Total	540,377	527,014
Less: accumulated depreciation	(332,345)	(354,254)

Total	208,032	172,760
Equipment in transit	3,413	2,147
Works in process	3,014	2,395

Property, plant and equipment, net	$214,459	$177,302

      The recap of accumulated depreciation for the year ended December 31, 2001 and for the six months ended June 30, 2002, is as follows:

	December 31,	June 30,
	2001	2002

Beginning balance	$265,354	$332,345
Depreciation expense	76,465	28,518
Disposals and retirements	(9,474)	(6,609)

Ending balance	$332,345	$354,254

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  SHORT-TERM DEBT

      Several of the Company’s subsidiaries maintain short-term credit facilities with local banks. These credit facilities are denominated in local currencies and U.S. dollars, with interest rates ranging from 14.24% to 18.75%. The Company’s subsidiaries have historically refinanced these short-term credit facilities on an annual basis. As of December 31, 2001 and June 30, 2002, amounts outstanding under these credit facilities totaled approximately $8.3 million and $7.7 million, respectively.

9.  LONG-TERM DEBT

      The Company’s long-term debt at December 31, 2001 and June 30, 2002, is detailed as follows:

	December 31,	June 30,
	2001	2002

Senior Notes:
12.125% Senior Guaranteed Notes due 2003	$125,000
13.75% Senior Notes due 2005	300,000
12.375% Senior Notes due 2008	225,000
Term notes, maturing from 2001 through 2005; collateralized by buildings and equipment, the assignment of customer contracts and investment; denominated in:
U.S. dollars (interest rates 5.75% — 38.37%)	16,325	$12,792
Local currency (interest rates 12.76 — 18.42%)	21,904	20,854
Eximbank notes (interest rates 3.97% — 10.09%), maturing semiannually through 2002 and 2004	18,585	18,308
Vendor financing (3.59% — 24.68%), maturing 2004 to 2008	275,451	260,019

Total long-term debt	982,265	311,973
Less: current portion including defaulted indebtedness	(959,076)	(292,742)

Long-term debt, net	$23,189	$19,231

      The Senior Notes, the vendor financing and some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

      The Company’s liquidity difficulties have led to non-compliance with certain covenant requirements and payment provisions under the Company’s Broadband Network Vendor Financing Agreements. On October 25, 2001, the Company obtained a waiver of covenant defaults and an extension from these lenders for scheduled principal and interest payments under the Broadband Network Vendor Financing Agreements totaling approximately $36.3 million that were due on that date. The waiver expired on November 25, 2001 and the Broadband Network Vendor Financing Agreements became due and payable, and the Company is in default see Note 1. The Company did not make the semi-annual interest payments on the Senior Notes due 2003 (which were due on January 15, 2002 and July 15, 2002), on the Senior Notes due 2005 (which were due on February 15, 2002), or on the Senior Notes due 2008 (which were due on December 15, 2001 and June 15, 2002). See Note 1. As a result of the Company’s default under the Broadband Network Vendor Financing Agreements, the defaulted amounts have been reclassified the current portion of long-term debts as of December 31, 2001 and June 30, 2002, respectively.

      During the second quarter of 2002, the Company extinguished certain of its vendor financing obligations prior to maturity and recorded a gain on early extinguishment of approximately $16.4 million.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  INCOME TAXES

      The composition of the (provision for) benefit from income taxes, all of which is for foreign taxes, for the three and six months ended June 30, 2001 and 2002 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Current	$(37)	$(565)	$(608)	$(979)
Deferred	(26,085)	(146)	(25,880)	170

Total	$(26,122)	$(711)	$(26,488)	$(1,149)

      The foreign statutory tax rates range from 15% to 35% depending on the particular country.

      As of June 30, 2002, the Company has recorded a valuation allowance to offset its entire net deferred tax asset.

11.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

      Liabilities subject to compromise — This refers to liabilities incurred prior to the commencement of the Chapter 11 case. These liabilities consist primarily of amounts outstanding under the Company’s Senior Notes and also includes accounts payables, accrued interest and other accrued expenses. These amounts represent the Company’s estimate of known or potential claims to be resolved in connection with the Chapter 11 case. Such claims remain subject to future adjustments. Adjustments may result from (i) negotiations, (ii) actions of the Bankruptcy Court, (iii) further developments with respect to disputed claims, (iv) future rejection of additional executory contracts or unexpired leases, (v) the determination as to the value of any collateral securing claims, (vi) proof of claims or (vii) other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with a plan of reorganization.

      The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below:

Senior Notes:
12.125% Senior Guaranteed Notes due 2003	$125,000
13.75% Senior Notes due 2005	300,000
12.375% Senior Notes due 2008	225,000
Accrued Interest	77,317
Accounts payables	205

Total	$727,522

      Contractual interest expense not accrued on pre-petition debt totaled $4.8 million for the period that began as of June 11, 2002, the date of the Holding Company’s petition for relief under Chapter 11 of the Bankruptcy Code, and ended at June 30, 2002.

      Reorganization Items — Reorganization items during the three-month period ended June 30, 2002 represent professional fees and other costs related to the Company’s proposed reorganization.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  OPERATING SEGMENT INFORMATION

      The Company’s operating segment information, by subsidiary, is as follows for the three and six months ended June 30, 2001 and 2002:

Three Months Ended June 30,

					All other
2002	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Data & value added services:
Satellite	$4,092	$3,177	$4,491	$5,430	$7,627	$(2,220)	$22,597
Broad Band	3,690	4,171	9,117	1,164	5,340	(3,562)	19,920
Value added services	1,118	784	191	405	3,815	(2,809)	3,504

Subtotal	$8,900	$8,132	$13,799	$6,999	$16,782	$(8,591)	$46,021

Internet	1,517	1,190	1,093	634	3,731	(896)	7,269
Telephony	2,925				3,150	(2,104)	3,971
Services to carriers	888	764	59		265	(42)	1,934
Sales of equipment	43			71	32		146

Total net revenues	$14,273	$10,086	$14,951	$7,704	$23,960	$(11,633)	$59,341

Operating income (loss)	$(8,617)	$(5,595)	$797	$1,425	$(1,196)		$(13,186)

Total assets	$184,653	$145,704	$97,254	$54,441	$113,603		$595,654

					All other
2001	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Data & value added services:
Satellite	$12,863	$3,117	$5,457	$6,383	$8,723	(2,161)	$34,382
Broad Band	7,999	2,003	8,401	815	2,521	(1,452)	20,287
Value added services	1,507	2,221	104	124	4,264	(3,556)	4,664

Subtotal	22,369	7,341	13,962	7,322	15,508	(7,169)	59,333

Internet	4,376	3,126	1,111	457	4,085	(1,476)	11,679
Telephony	1,674				530	(323)	1,881
Services to carriers	906	446	95		1,244	(524)	2,167
Sales of equipment	2,034		478	41	289		2,842

Total net revenues from
services and equipment	$31,359	$10,913	$15,646	$7,820	$21,656	(9,492)	$77,902

Broadband network development revenues		625					625

Total net revenues	$31,359	$11,538	$15,646	$7,820	$21,656	$(9,492)	$78,527

Operating income (loss)	$(16,256)	$(9,312)	$(184)	$194	$(4,629)		$(30,187)

Total assets	$557,968	$213,031	$109,479	$60,450	$324,567		$1,265,495

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30,

					All other
2002	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Data & value added services:
Satellite	$8,964	$6,873	$9,023	$11,126	$15,992	(4,519)	$47,459
Broad Band	7,771	8,426	18,261	2,234	10,019	(6,907)	39,804
Value added services	2,579	1,609	361	808	7,652	(5,888)	7,121

Subtotal	$19,314	$16,908	$27,645	$14,168	$33,663	$(17,314)	$94,384

Internet	3,699	2,510	2,247	1,266	7,301	(1,900)	15,123
Telephony	5,422				6,729	(3,834)	8,317
Services to carriers	1,576	1,401	119		454	(49)	3,501
Sales of equipment	105		10	125	189		429

Total net revenues	$30,116	$20,819	$30,021	$15,559	$48,336	$(23,097)	$121,754

Operating income (loss)	$(17,986)	$(12,096)	$1,201	$2,005	$(1,470)		$(28,346)

Total assets	$184,653	$145,704	$97,254	$54,441	$113,603		$595,654

					All other
2001	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Data & value added services:
Satellite	$28,994	$7,256	$11,798	$12,532	$17,381	(5,798)	$72,163
Broad Band	15,468	3,659	16,492	1,423	4,228	(2,550)	38,720
Value added services	2,960	3,138	204	295	7,742	(6,162)	8,177

Subtotal	47,422	14,053	28,494	14,250	29,351	(14,510)	119,060

Internet	8,400	6,273	2,159	882	8,011	(2,885)	22,840
Telephony	2,379				1,235	(460)	3,154
Services to carriers	1,678	751	105		2,306	(744)	4,096
Sales of equipment	4,058	2,724	478	1,170	2,495		10,925

Total net revenues from services and equipment	$63,937	$23,801	$31,236	$16,302	$43,398	$(18,599)	$160,075

Broadband network development revenues		2,552			4,645		7,197

Total net revenues	$63,937	$26,353	$31,236	$16,302	$48,043	$(18,599)	$167,272

Operating income (loss)	$(29,057)	$(20,188)	$354	$323	$(6,729)		$(55,297)

Total assets	$557,968	$213,031	$109,479	$60,450	$324,567		$1,265,495

13.  COMMITMENTS AND CONTINGENCIES

      Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $25.7 million through the year 2006. In addition, the Company had committed to long-term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, and the United States

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for approximately $3.1 million per year through 2006. The Company has commitments to purchase communications and data center equipment amounting to approximately $2.3 million at June 30, 2002.

      The Company has commitments for additional IRU investments totaling approximately $63.9 million in the aggregate under its various IRU agreements. These commitments are not included in the condensed consolidated balance sheet as of June 30, 2002.

      IMPSAT Brazil has entered into a $5.9 million term note with El Camino Resources, which is guaranteed by the Company and IMPSAT Argentina. At June 30, 2002, the balance outstanding was approximately $2.4 million.

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

      During the pendency of the arbitration and litigation proceedings, the Company will continue to include as deferred revenues on its condensed consolidated balance sheet the amount received from 360networks as down payments under the terminated contracts, after deducting amounts that were due and payable at the time of the termination of the contracts. As of June 30, 2002, the balance of such deferred revenue was $22.6 million.

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

IMPSAT S.A.

CONDENSED BALANCE SHEETS

(In thousands of U.S. Dollars)
(Unaudited)

	December 31,	June 30,
	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,979	$2,091
Trade accounts receivable, net	33,924	19,954
Receivable from affiliated companies	17,715	17,647
Other receivables	22,155	6,612
Prepaid expenses	1,730	936

Total current assets	79,503	47,240

BROADBAND NETWORK, Net	105,995	100,781

PROPERTY, PLANT AND EQUIPMENT, Net	40,149	29,572

NON-CURRENT ASSETS:
Investment in common stock	2,429	1,723
Other non-current assets	7,395	5,337

Total non-current assets	9,824	7,060

TOTAL	$235,471	$184,653

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
CURRENT LIABILITIES:
Accounts payable — trade	$59,535	$67,027
Advances from affiliated companies	2,448	4,013
Current portion of long-term debt	162,390	147,885
Accrued and other liabilities	15,422	22,986

Total current liabilities	239,795	241,911

LONG-TERM DEBT, Net	3,183	196

DEFERRED REVENUES	52,653	51,460

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDER’S DEFICIENCY:
Common Stock, $0.01 par value 73,775 shares issued and outstanding at December 31, 2001 and June 30, 2002	4	4
Paid in capital	331,179	331,179
Accumulated deficit	(391,024)	(439,367)
Accumulated other comprehensive loss	(319)	(730)

Total stockholder’s deficiency	(60,160)	(108,914)

TOTAL	$235,471	$184,653

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

NET REVENUES:
Data and value added services	$22,369	$8,900	$47,422	$19,314
Internet	4,376	1,517	8,400	3,699
Telephony	1,674	2,925	2,379	5,422
Services to carriers	906	888	1,678	1,576
Sales of equipment	2,034	43	4,058	105

Total net revenues	31,359	14,273	63,937	30,116

COSTS AND EXPENSES:
Direct costs:
Contracted services	3,251	1,502	8,540	3,317
Other direct costs	5,052	2,694	8,212	6,131
Leased capacity	9,300	6,908	17,950	13,678
Cost of equipment sold	1,574	50	3,414	82

Total direct costs	19,177	11,154	38,116	23,208

Salaries and wages	9,050	1,955	18,138	4,823
Selling, general and administrative	5,979	1,893	10,939	3,937
Depreciation and amortization	13,409	7,888	25,800	16,134

Total costs and expenses	47,615	22,890	92,993	48,102

Operating loss	(16,256)	(8,617)	(29,057)	(17,986)

OTHER INCOME (EXPENSES):
Interest income and investment gains	473	626	754	626
Interest expense	(6,196)	(13,050)	(11,450)	(18,282)
Net loss on foreign exchange	(327)	(5,683)	(6)	(12,769)
Other income, net	10	66	9	68

Total other expenses, net	(6,040)	(18,041)	(10,693)	(30,357)

LOSS BEFORE INCOME TAXES	(22,296)	(26,658)	(39,749)	(48,343)
PROVISION FOR INCOME TAXES	(9,046)		(8,667)

NET LOSS	$(31,142)	$(26,658)	$(48,416)	$(48,343)

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

NET LOSS	$(31,342)	$(26,658)	$(48,416)	$(48,343)
OTHER COMPREHENSIVE LOSS:
Change in unrealized loss on investment available for sale	(224)	(218)	(819)	(411)

TOTAL	(224)	(218)	(819)	(411)

COMPREHENSIVE LOSS	$(31,566)	$(26,876)	$(49,235)	$(48,754)

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(In thousands of U.S. dollars)
(Unaudited)

				Accumulated
				Other
	Common	Paid in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Loss	Total

BALANCE AT DECEMBER 31, 2001	$4	$331,179	$(391,024)	$(319)	$(60,160)
Change in unrealized loss on investment available for sale				(411)	(411)
Net loss for the period			(48,343)		(48,343)

BALANCE AT JUNE 30, 2002	$4	$331,179	$(439,367)	$(730)	$(108,914)

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,416)	$(48,343)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisition:
Amortization and depreciation	25,800	16,134
Provision for doubtful accounts	3,170	3,720
Deferred income tax loss	8,667
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable	(5,625)	10,250
(Increase) decrease in prepaid expenses	(81)	794
(Increase) decrease in other receivables and other non-current assets	(9,237)	17,601
Increase (decrease) in accounts payable — trade	15,779	(8,172)
Increase (decrease) in deferred revenues	15.305	(1,193)
Increase in accrued and other liabilities	281	7,564

Net cash provided by (used in) operating activities	5,643	(1,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of broadband network, net of disposals	(40,227)	(4,048)
Purchases of property, plant and equipment, net of disposals	(19,430)	3,705
(Increase) decrease in other investment	(306)	295

Net cash used in investing activities	(59,963)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from short-term debt	40
Changes in advances to/from affiliates	(1,447)	1,633
Repayments of long-term debt	(950)	(1,828)
Shareholder’s contribution	58,499

Net cash provided by (used in) financing activities	56,142	(195)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,822	(1,888)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	12,051	3,979

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	13,873	2,091

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,749	$1,225

Income taxes paid		$480

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change to unrealized loss on investment available for sale	$(819)	$(411)

Vendor financing	$19,919

See notes to condensed financial statements.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Tables in thousands of U.S. dollars)

1.     GENERAL

      IMPSAT S.A. (the “Company”) is a leading integrated provider of broadband Internet, data and voice services in Argentina. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links and leased satellite capacity. As of June 30, 2002, the Company is a 100% owned subsidiary of IMPSAT Fiber Networks, Inc. (the “Parent Company”)

      Petition for Relief Under Chapter 11 — On June 11, 2002, the Parent Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of New York. Under Chapter 11, certain claims against the Parent Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Parent Company continues business operations as debtor-in-possession.

      The Parent Company anticipates it will file a reorganization plan in accordance with the terms of the Restructuring Term Sheet (described below under “Financial Restructuring”) during the third quarter of 2002 that will provide for emergence from bankruptcy upon completion of a financial restructuring described below. There can be no assurances that any reorganization will be approved by the Bankruptcy Court. If the Parent Company is unable to obtain confirmation of a plan of reorganization, the Parent Company’s creditors may seek other alternatives for the Parent Company, including accepting bids for the Parent Company or parts thereof through an auction process or forcing the Parent Company into a liquidation proceeding under the federal bankruptcy laws.

      Financial Restructuring — On March 11, 2002, the Parent Company, which has been advised by Houlihan Lokey Howard & Zukin Capital, concluded negotiations with an ad hoc committee (the “Committee”) representing certain creditors under the Parent Company’s Broadband Network Vendor Financing Agreements and certain holders of its $125.0 million 12.125% Senior Guaranteed Notes due 2003, $300.0 million 13.75% Senior Notes due 2005 and $225.0 million 12.375% Senior Notes due 2008 of a non-binding term sheet agreement in principle (the “Restructuring Term Sheet”) relating to the terms of a proposed restructuring of these long-term obligations, as part of a comprehensive financial restructuring of the Parent Company and the Company. The Restructuring Term Sheet, contemplates the following principal components of the proposed restructuring plan:

•	all of the shares of the Parent Company’s existing common stock, options granted under the Parent Company’s stock option plans, and any other Parent Company equity interests would be cancelled, retired and eliminated with no consideration paid therefor, and the Parent Company would issue “new common stock” in accordance with the proposed restructuring plan;

•	creditors under the Broadband Network Vendor Financing Agreements would receive

—	$140.7 million senior secured debt issued by the Company and IMPSAT Brazil and guaranteed by the Parent Company;

—	$22.5 million of new senior convertible notes guaranteed by the Company and initially convertible into 5% of the Parent Company’s new common stock on a fully-diluted basis; and

—	warrants to acquire up to 15% of the Parent Company’s new common stock on a fully-diluted basis.

•	holders of the Notes due 2003 would receive $67.5 million of new senior convertible notes of the Parent Company guaranteed by the Company and initially convertible into 23% of the Parent Company’s new common stock on a fully-diluted basis

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in thousands of U.S. dollars)

•	holders of the Notes due 2005 and the Notes due 2008 would exchange those securities for 98% of the Parent Company’s new common stock, subject to certain dilutive events

•	the Parent Company’s guarantees of certain indebtedness owed by the operating subsidiaries to certain of their respective creditors will either be restructured in exchange for new senior convertible notes and warrants consistent with and proportionate to the restructuring treatment of analogous indebtedness under the Broadband Network Vendor Financing Agreements, or canceled in exchange for equity in the Parent Company

•	no distribution to the existing stockholders of the Parent Company

•	management would receive 2% of the Parent Company’s new common stock plus stock options representing 8% of the Parent Company’s new common stock.

      The Restructuring Term Sheet provided that completion of the proposed restructuring plan would be subject to certain conditions in the event the Parent Company files its plan with the Bankruptcy Court, including the plan’s acceptance by affected classes of the Parent Company’s securities holders in accordance with the United States Bankruptcy Code (the “Bankruptcy Code”).

      Going Concern Matters — The Company’s history of losses, negative working capital, stockholder’s deficit and the Parent Company’s Chapter 11 proceedings raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and to appropriately use the going concern basis is dependent upon, among other things, (i) the Company’s ability to revise and implement its business plan, (ii) confirmation of the Parent Company’s reorganization plan under the Bankruptcy Code, (iii) the Parent Company’s and the Company’s ability to achieve profitable operations after such confirmation, and (iv) the Company’s ability to generate sufficient cash from operations to meet its obligations. The financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might result from the uncertainties described above.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Interim Financial Information — The unaudited condensed financial statements as of June 30, 2002 and for the three and six months ended June 30, 2001 and 2002 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three and six months ended June 30, 2001 and 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

      Market Risk — The Company’s financial performance may be affected by inflation, exchange rates and controls, price controls, interest rates, changes in governmental economic policy, taxation and political,

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in thousands of U.S. dollars)

economic or other developments in or affecting the country in which the Company operates. The Company has not entered into derivative transactions to hedge against potential foreign exchange or interest rate risks.

      Currency Risks — In early January 2002, as Argentina’s ongoing political and financial crisis deepened, the country defaulted on its massive foreign debt and the government of President Eduardo Duhalde, who entered office on January 1, 2002, abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 at 1.65 pesos to the U.S. dollar and has been volatile since. At June 30, 2002, the Argentine peso traded at pesos 3.90 to the U.S. dollar. The devaluation of the Argentine peso will generally affect the Company’s condensed financial statements by generating foreign exchange gains or losses on peso-denominated monetary liabilities and assets of the Company and will generally result in a decrease, in U.S. dollar terms, in the Company’s revenues, costs and expenses in Argentina.

      During December 2001, the Argentine government instituted a system for the freezing of the deposits in its financial system. In February 2002, these measures led to, among other things, the “pesification” decree. Generally, this decree mandates that all monetary obligations arising from agreements subject to Argentine law denominated in foreign currency and existing as of January 6, 2002 are mandatorily converted into monetary obligations denominated in pesosat an exchange rate of one U.S. dollar to one peso. Such obligations generally may be adjusted pursuant to the “coeficiente de estabilizacion de referencia” (“CER”), as published by the Argentine central bank based on the Argentine consumer price index. Under the “pesification” decree, after the foreign currency denominated contracts are converted to pesos (at the rate of one pesoto one U.S. dollar), the contracts may be privately renegotiated by the parties back into foreign currency denominated terms. Under the “pesification” decree, if a contract governed by Argentine law is entered into after the decree’s enactment, that contract may be denominated in either U.S. dollars or pesos. However, if the parties choose to denominate the new contract in pesos, payments under that contract are not entitled to be adjusted according to the CER or any other consumer price index. Contracts denominated in pesos before the decree continue to be denominated in pesos, unaffected by the decree. Finally, the decree provides that if the value of the goods sold or services rendered is higher or lesser than the price payable after the mandatory “pesification” , either party may request an “equitable adjustment” of such price. If the parties do not agree on the “equitable adjustment,” the dispute is to be settled by the courts, which will attempt to preserve the contractual agreement between the parties. The devaluation and the “pesification” of agreements of the Company governed by Argentine law may have adverse, unknown and unforeseeable effects on the Company.

      Since the “pesification” decree, the Company’s customer contracts and operating cash inflows are now predominantly denominated in pesos while its debt service payments and a portion of its costs (including capital equipment purchases and payments for certain leased telecommunication capacity) are denominated in U.S. dollars. Accordingly, the Company’s financial condition and results of operations in Argentina are dependent upon the Company’s ability to generate sufficient pesos (in U.S. dollar terms) to pay its costs, expenses and to satisfy its debt service requirements. Because of the recent nature of these events and the significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina, management cannot presently determine or reasonably estimate the impact a continued economic crisis in that country could possibly have on the Company’s and the Company’s overall cash flows, financial condition, and results of operations.

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

      No single customer accounted for greater than 10% of total revenues from services for the six months ended June 30, 2001 and 2002.

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

Network Infrastructure	10–15 years
IRU investment	15 years
Equipment and materials	10 years

      Property, Plant and Equipment Costs — Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Building and improvement	10–25 years
Operating communications equipment	5–10 years
Furniture, fixtures and other equipment	2–10 years

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

      Long-Lived Assets — Long-lived assets are reviewed on an ongoing basis for impairment based on a comparison of carrying values to the related undiscounted future cash flows. If the carrying amounts exceed such cash flows, identifying a possible impairment, the assets’ carrying amount is adjusted to fair value. During the three and six month periods ended June 30, 2001 and 2002, no impairments were recorded.

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

      In April 2002, the FASB issued SFAS No. 145, Rescission of the FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company does not expect the adoption of SFAS 145 to have a material effect on its financial statements.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in thousands of U.S. dollars)

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, the Company cannot determine the potential effects that adoption of SFAS No. 146 will have on its financial statements.

      Reclassifications — Certain amounts in the 2001 condensed financial statements have been reclassified to conform with the 2002 presentation.

3.     TRADE ACCOUNTS RECEIVABLE

      Trade accounts receivable at December 31, 2001 and June 30, 2002 are summarized as follows:

	December 31,	June 30,
	2001	2002

Trade accounts receivable	$51,037	$30,405
Less: allowance for doubtful accounts	(17,113)	(10,451)

Trade accounts receivable, net	$33,924	$19,954

      The Company provides trade credit to their customers in the normal course of business. Prior to extending credit, the customers’ financial histories are analyzed.

      The activity for the allowance for doubtful accounts for the year ended December 31, 2001 and for the six months ended June 30, 2002 is as follows:

	December 31,	June 30,
	2001	2002

Beginning balance	$16,436	$17,113
Provision for doubtful accounts	15,590	3,720
Write-offs, net of recoveries	(7,099)	(235)
Effect of exchange rate change	(7,814)	(10,147)

Ending balance	$17,113	$10,451

4.     OTHER RECEIVABLES

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers other than for fixed assets, and other miscellaneous amounts due to the Company.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in thousands of U.S. dollars)

5.     BROADBAND NETWORK AND AGREEMENTS

      Broadband network and related equipment at December 31, 2001 and June 30, 2002 consists of:

	December 31,	June 30,
	2001	2002

Network infrastructure	$76,693	$76,943
Equipment and materials	90,222	92,993
IRU investments	2,616	2,616

Total	169,531	172,552
Less: accumulated depreciation	(63,536)	(71,771)

Total	$105,995	$100,781

      The recap of accumulated depreciation for the year ended December 31,2001 and for the six months ended June 30,2002 is as follows:

	December 31,	June 30,
	2001	2002

Beginning balance	$42,084	$63,536
Depreciation expense	23,673	9,262
Disposals and retirements	(2,221)	(1,027)

Ending balance	$63,536	$71,771

      Nortel Networks Agreements — On September 6, 1999, the Company executed a turnkey agreement with Nortel Networks Inc. (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina for approximately $133.1 million.

      On October 25, 1999, the Company signed a definitive agreement with an affiliate of Nortel Networks to borrow an aggregate of up to approximately $149.1 million of long term vendor financing. The financing, which has a final maturity in 2006, was used to finance Nortel’s construction of the segments of the Broadband Network and the purchase of additional equipment to be used by the Company in connection with the operation of the Broadband Network. The Parent Company has agreed to guarantee the obligations of the Company under the Nortel financing agreement. At June 30, 2002, a total of $120.3 million was outstanding under the Nortel Financing Agreement (see Note 8).

      Additionally, the Company has obtained additional vendor financing from Ericsson, Tellabs OY, DMC, Harris Canada, Inc. and Clarent Financial Services Ltd for the acquisition of fiber optic cable and other telecommunications equipment for the Broadband Network for an aggregate of up to approximately $13.7 million.

      Global Crossing — During the year ended December 31, 2000 the Company completed and delivered to Global Crossing the portion of the Trans-Andean Crossing System connecting Las Toninas, Argentina and Santiago, Chile.

      As part of its arrangements with Global Crossing, the Parent Company or its affiliates have agreed to purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing’s fiber optic cable networks worldwide. These rights enable the Parent Company to interconnect the Parent Company’s networks in Argentina and Brazil and give the Parent Company global international access. The Parent Company had purchased approximately $9.7 million under this agreement as of December 31, 2001 and has not purchased any amount during the six months ended June 30, 2002, respectively.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in thousands of U.S. dollars)

      IRU Agreements — The Company has entered into several agreements granting IRUs of up to 25 years to the Company’s broadband network, including network maintenance services and telehousing space. The Company has received advance payments related to these agreements. These advance payments are recorded as deferred revenue in the accompanying condensed balance sheet. During the three and six months period ended June 30, 2002, the Company recognized approximately $0.6 million and $1.2 million, respectively, from these agreements, which are reflected as services to carriers in the accompanying condensed statement of operations.

6.     PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 2001 and June 30, 2002 consists of:

	December 31,	June 30,
	2001	2002

Land	$3,106	$3,106
Building and improvements	30,909	30,420
Operating communications equipment	142,318	135,778
Furniture, fixtures and other equipment	17,629	19,801

Total	193,962	189,105
Less: accumulated depreciation	(158,278)	(161,202)

Total	35,684	27,903
Equipment in transit	3,047	1,669
Works in process	1,418

Property, plant and equipment, net	$40,149	$29,572

      The recap of accumulated depreciation for the year ended December 31, 2001 and for the six months ended June 30, 2002, is as follows:

	December 31,	June 30,
	2001	2002

Beginning balance	$131,378	$158,278
Depreciation expense	31,717	6,872
Disposals and retirements	(4,817)	(3,948)

Ending balance	$158,278	$161,202

7.     INVESTMENTS

      The Company’s investments at December 31, 2001 and June 30, 2002 consist of:

	December 31,	June 30,
	2001	2002

Investment in common stock, at fair value — New Skies Satellites N.V. ($2,748 cost at December 31, 2001 and 2,455 cost at June 30, 2002)	$2,429	$1,723

      The Company’s investment in common stock is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in thousands of U.S. dollars)

8.     LONG-TERM DEBT

      The Company’s long-term debt at December 31, 2001 and June 30, 2002 is detailed as follows:

	December 31,	June 30,
	2001	2002

Term notes payable, maturing from 2001 through 2004, collateralized by certain assets; denominated in U.S. dollars:	$2,590	$530
Eximbank notes payable (6.27% – 10.09%), maturing semiannually through 200l and 2004	13,513	13,513
Vendor financing (5.21% – 24.68%), due 2006	149,470	134,038

Total long-term debt	165,573	148,081
Less: current portion, including defaulted indebtedness	(162,390)	(147,885)

Long-term debt, net	$3,183	$196

      The vendor financing and some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

      The Company’s liquidity difficulties have led to non-compliance with certain covenant requirements and payment provisions under the Broadband Network Vendor Financing Agreements. On October 25, 2001, the Company obtained a waiver of covenant defaults and an extension from these lenders for scheduled principal and interest payments under the Broadband Network Vendor Financing Agreements totaling approximately $18.4 million that were due on that date. The waiver expired on November 25, 2001 and the Broadbank Network Vendor Financing Agreements became due and payable. The Company is in default under the Broadbank Network Vendor Financing Agreements, and as a result of the default, an aggregate of $118.0 million and $89.0 million of the defaulted amounts have been reclassified to current portion of long-term debt as of December 31, 2001 and June 30, 2002, respectively.

9.     INCOME TAXES

      The composition of the benefit from income taxes, all of which is for foreign taxes, for the six months ended June 30, 2001 and 2002 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Deferred	$(9,046)	$—	$(8,667)	$—

Total	$(9,046)	$—	$(8,667)	$—

      The statutory tax rate in Argentina is 35%.

      As of June 30, 2002, the Company has recorded a valuation allowance to offset its entire net deferred tax asset.

10.     COMMITMENTS AND CONTINGENCIES

      Commitments — The Company leases satellite capacity with annual rental commitments of approximately $6.6 million through the year 2006. The Company leases telecommunications links with annual rental commitments of approximately $1.9 million through the year 2006. In addition, the Company has commit-

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in thousands of U.S. dollars)

ments to purchase communications and data center equipment amounting to approximately $1.5 million at June 30, 2002. These commitments are not included in the balance sheet as of June 30, 2002.

      Guarantees — The Company is guarantor on the $125 million 12 1/8% Senior Guaranteed Notes due 2003 issued on July 30, 1996 by the Parent Company.

      IMPSAT Brazil, another wholly-owned subsidiary of IMPSAT Fiber Networks, Inc., has entered into a $5.9 million term note with El Camino Resources, which is guaranteed by the Company and the Parent Company. At June 30, 2002, the balance outstanding was approximately $2.4 million.

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

      During the pendency of the arbitration and litigation proceedings, the Company will continue to include as deferred revenues on its balance sheet the amount received from 360networks as down payments under the terminated contracts, after deducting amounts that were due and payable at the time of the termination of the contracts. As of June 30, 2002, the balance of such deferred revenue was $8.0 million.

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

New Developments and Critical Considerations

      IMPSAT’s Chapter 11 Filing. On June 11, 2002 (the “Petition Date”), IMPSAT Fiber Networks, Inc. (the “Parent Company”) filed a voluntary petition for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). As of the Petition Date, the Parent Company commenced operating its business and managing its properties as a debtor in possession.

      Our operating subsidiaries did not commence bankruptcy proceedings and we expect them to continue to operate in the ordinary course of business without any court-imposed restrictions.

      In the near future, the Parent Company expects to file a Disclosure Statement (the “Disclosure Statement”) and a Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Disclosure Statement will summarize the Plan and contain information concerning, among other matters, the history, business, results of operations, management, properties, liabilities and the assets available for distribution under the Plan as well as the anticipated organization and operation of a reorganized Parent Company. The Disclosure Statement will also describe certain effects of Plan confirmation, certain risk factors associated with the Plan, the manner in which distributions will be made to our creditors under the Plan for all amounts that were owed to such parties on the Petition Date and the confirmation process and voting procedures that holders of claims in impaired classes must follow for their votes to be counted.

      Prior to the Petition Date, holders of a majority of our indebtedness under our Broadband Network vendor financing agreements (the “Vendor Financing Agreements”), our 12 1/8% Senior Guaranteed Notes due 2003 (“Senior Notes due 2003”), our 13 3/4% Senior Notes due 2005 (“Senior Notes due 2005”), and our 12 3/8% Senior Notes due 2008 (“Senior Notes 2008”) (collectively, the “Senior Notes”) agreed to support the Parent Company’s pre-packaged Plan that, if approved by the Bankruptcy Court, would provide, among other things, as follows:

•	Holders of debt under the Vendor Financing Agreements will receive a combination of senior secured indebtedness totaling $140.7 million, $22.5 million in the aggregate of new senior guaranteed convertible notes (initially convertible in the aggregate into 5% of the reorganized Parent Company’s new common stock (“New Common Stock”), and warrants to acquire 15% in the aggregate of the New Common Stock.

•	Holders of the Senior Notes due 2003 will receive new senior guaranteed convertible notes in an aggregate amount of $67.5 million, initially convertible in the aggregate into 23% of the New Common Stock.

•	Holders of the Senior Notes due 2005 and 2008 will exchange those Notes for initially 98% in the aggregate of the New Common Stock.

•	Other creditors of the Parent Company’s operating subsidiaries holding guarantees by the Parent Company of such indebtedness will be entitled to elect to either receive the same pro rata treatment with respect to such indebtedness as holders of debt under the Vendor Financing Agreements will receive above, or to keep their subsidiary debt under its existing terms and have their Parent Company guarantee converted into shares of New Common Stock based on the allowed amount of their guarantee claims as determined by the Bankruptcy Court.

•	Management would receive 2% of the New Common Stock, plus stock options representing 8% of the New Common Stock.

•	The Plan contemplates no distribution to existing stockholders of the Parent Company.

      Once the Plan and Disclosure Statement are filed with the Bankruptcy Court, they will be subject to a vote by the creditors and certain other interests impaired by the Plan as well as court review and confirmation. While we expect to file the Plan and Disclosure Statement substantially as described herein, we anticipate filing certain amendments to the Plan and/ or Disclosure Statement to, among other things, add and clarify certain terms of the Plan. We currently expect that our Chapter 11 restructuring proceeding should be completed during the fourth quarter of 2002.

      Nasdaq Delisting. On May 17, 2002 we received a notification from the Nasdaq Listing Qualification Panel that we would no longer be listed on the Nasdaq National Market effective at market opening on May 24, 2002. The Nasdaq Listings Qualification Panel’s decision was based on our failure to meet the requirements for continued listing. As of May 24, 2002, trading of our common stock began on the OTC Bulletin Board, a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (OTC) equity securities. As a consequence of our delisting, it is expected that our stockholders will find it more difficult to buy or sell shares of, or obtain accurate quotations as to the market value of our common stock.

      Effect of Argentine Peso Devaluation and “Pesification” Decree and Ongoing Economic and Political Crisis on our Results of Operations. In the fourth quarter of 1998, the Argentine economy entered into a recession that caused the gross domestic product to decrease by 3% in 1999, 0.5% in 2000, and 4.5% in 2001. Beginning in the second half of 2001, Argentina’s recession has worsened significantly, precipitating a severe political and economic crisis. In December 2001, the Argentine government introduced a partial freeze on bank deposits, which resulted in widespread political protests and social disturbances and the resignation of Argentina’s then president, Fernando de la Rua. Such protests and disturbances have persisted as the Argentine economy has continued to deteriorate rapidly.

      In early January 2002, the government of Argentine President Eduardo Duhalde abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and has been volatile since. As of June 30, 2002, the floating exchange rate was 3.90 pesos to the U.S. dollar. The devaluation of the Argentine peso affects our consolidated financial statements by generating foreign exchange transaction gains or losses on peso-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in our revenues, costs and expenses in Argentina.

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

      Since the effective date of the “pesification” decree, certain of IMPSAT Argentina’s customer contracts and operating cash inflows are now denominated in pesos. However, IMPSAT Argentina’s debt service payments and a significant portion of its costs (including capital equipment purchases and payments for certain leased satellite and terrestrial capacity) remain denominated and payable in U.S. dollars. Accordingly, our financial condition and results of operations in Argentina are dependent upon IMPSAT Argentina’s ability to generate sufficient pesos (in U.S. dollar terms) to pay its costs, expenses and to satisfy its debt service requirements. Because of the recent nature of these events and the significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina, management cannot presently determine or reasonably estimate the impact a continued economic crisis in that country could have on IMPSAT Argentina’s and our consolidated company’s overall cash flows, financial condition, and results of operations.

      Argentina is currently trying to negotiate a multibillion-dollar financial aid package from the International Monetary Fund to help overcome that country’s debilitating economic crisis. To date, the IMF and other multilateral and official sector lenders have indicated an unwillingness to provide financial aid until a sustainable economic program has been presented. It is unclear whether Argentina’s current president,

Eduardo Duhalde, will be able to complete his term or, even if he is able to remain in power, whether he will have the necessary support to implement the reforms required to restore economic growth and public confidence. The rapid and radical nature of the recent changes in the Argentine social, political, economic and legal environment, and the absence of a clear political consensus in favor of the new government or any particular set of economic policies, have created an atmosphere of great uncertainty. As a result, virtually all commercial and financial activities have been paralyzed, further aggravating the economic recession that precipitated the current crisis. The Argentine government may enact future regulations or policies that, when finalized and adopted, may adversely and materially impact, among other items: (i) the realized revenues we receives for services offered in Argentina; (ii) the timing of repatriations of any dividends or other cash flows from IMPSAT Argentina to IMPSAT Fiber Networks, Inc. in the United States; (iii) our asset valuations; and (iv) our peso-denominated monetary assets and liabilities.

      Effects of the Global Crossing Insolvency. We are party to a series of agreements initially signed in 1999 with several subsidiaries of Global Crossing Ltd. (collectively, “Global Crossing”) for the provision of telecommunications services. Pursuant to those agreements, among other things, we have constructed certain terrestrial portions of Global Crossing’s South American network, granted Global Crossing a series of indefeasible rights of use (IRU) capacity on certain segments of our Broadband Network, and provided Global Crossing with certain collocation space and related maintenance and other services. In addition, we acquired IRU and leased capacity on Global Crossing’s South American undersea fiber optic cable system. In January 2002, Global Crossing Ltd., along with a number of its subsidiaries, filed for protection under chapter 11 of the U.S. Bankruptcy Code.

      During the second quarter of 2002, we recognized revenues totaling $3.9 million from Global Crossing for the services provided under our agreements with Global Crossing. Of this amount, $2.9 million represented services billed through the second quarter and $1.0 million represented the revenue recognition effect under the IRUs that we granted to Global Crossing. During the same period, Global Crossing invoiced us a total of $0.7 million, principally for maintenance services on the IRUs that we have acquired from Global Crossing. In general, invoices under our agreements with Global Crossing are submitted quarterly in advance and are payable 30 days after receipt. At June 30, 2002, Global Crossing was in default for a total of $1.1 million that we invoiced to them through the second quarter of 2002.

      Although none of the Global Crossing subsidiaries that have amounts outstanding to us are currently included in Global Crossing Ltd.’s chapter 11 filing, we believe that these payment defaults are related to the significant cash shortfalls that Global Crossing is currently experiencing. While Global Crossing has disputed some of the amounts invoiced, we do not believe that any of the bases of their disputes are valid. As of In July 2002, we submitted invoices for a total of $3.8 million for services to be rendered under our agreements with Global Crossing for the third quarter of 2002. As of August 10, 2002, the due date of such invoices, and as of the date of this Quarterly Report, Global Crossing had not made payment of any of this amount. As of June 30, 2002, we have created a doubtful debt reserve against $0.1 million of such amount.

      In light of Global Crossing’s payment defaults to us, we have declined to pay to Global Crossing a total of $2.0 million that Global Crossing has invoiced us for services through the second quarter of 2002. The amounts that we owe Global Crossing are principally owed to Global Crossing Bandwidth, Inc., a subsidiary of Global Crossing that is among the Global Crossing parties that have filed for relief under chapter 11.

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

      The difficulties being experienced by Global Crossing Ltd., including Global Crossing Ltd.’s chapter 11 proceeding, could have an adverse effect on our financial condition and operations. If Global Crossing Ltd.’s bankruptcy proceedings were to expand to include any of the subsidiaries that are parties to our agreements, we likely would not receive payment on outstanding amounts due to us for previously rendered services and sales of equipment, except to the extent of our claims as unsecured creditors. At a minimum, such an action could cause additional delays in our receipt of amounts due to us. It is also possible that Global Crossing could seek, in the applicable bankruptcy proceedings, to reject some or all of the contracts. In the latter case, any damages that we might have in respect of the rejected contracts would be treated as general unsecured claims in the applicable bankruptcy proceedings. In addition, if Global Crossing is unable to successfully restructure its balance sheet, it could be forced to liquidate its assets. If Global Crossing were to sell or terminate its South American operations as part of its bankruptcy proceedings, it is unclear what rights we would have to continue to utilize the IRUs that we have purchased from Global Crossing. It is possible that our agreements with Global Crossing would be terminated and we would need to seek substitute sources of IRU or other capacity from competing undersea fiber optic systems to link our operations, including our Broadband Network, to other parts of Latin America and the world. The occurrence of these circumstances would have a material adverse effect on our business, results of operations and financial condition.

Critical Accounting Policies

      In the ordinary course of business, our company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. Our most critical accounting policies (which were described within the following captions in the notes to our audited consolidated financial statements forming part of our 2001 Annual Report on Form 10-K (accessible on the SEC’s website at www.sec.gov)), are:

•	Revenue Recognition

•	Non-Monetary Transactions

•	Broadband Network

•	Property, Plant and Equipment

•	Long-Lived Assets

•	Foreign Currency Translation

      These policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during the first half of 2002, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during the first half of 2002.

Outlook

      Revenues. In light of the lingering macroeconomic recession affecting several countries in Latin America and the consequential devaluation of certain of their currencies, we believe that the telecommunications sector in the region will continue a general static or downward trend during the remainder of 2002. In this context, some of our competitors have decided or been forced to terminate their operations in the region. Our company continues to be a leading provider in the corporate segment of the region’s telecommunications market, and management expects that, if our proposed financial restructuring is successfully consummated, our industry position could improve significantly. Management anticipates that, in absence of additional major macroeconomic setbacks in the region, total revenues for the next two quarters will be only slightly below that recorded in the quarter ended June 30, 2002, which could result in total revenues for the year 2002 of between $220 million and $240 million.

      For the next six months management expects revenues from our terrestrial services to remain relatively stable in U.S. dollar terms. The impact of the prevailing global decline in telecommunications services is likely to continue to have a negative effect on our revenues from services to other carriers. We expect these revenues to decrease in the second half of 2002 compared to the first half of the same year. Also during such period, we anticipate revenues from Internet services to decline slightly as our loss of some Internet customers and the adverse effects of regional currency devaluations on our U.S. dollar-denominated revenues from such services are unlikely to be reversed during the remainder of the year. Meanwhile, our revenues from telephony and data center services have shown positive growth, a trend management expects will be sustained during the second half of the year. However, in U.S. dollar terms, continued devaluations of regional currencies are likely to offset any growth in these revenues.

      The uncertainty regarding the ability of the Latin American governments to implement the structural reforms and related policies needed for their countries to regain the path of economic growth makes it difficult to forecast the timing for a recovery of the region’s telecommunications sector. However, management remains optimistic about the longer-term prospects for the region and our company’s ability to capitalize on them.

      Costs and EBITDA. The devaluation of the Argentine peso and other currencies in the region is expected by management to result in lower operating costs for our company during the remainder of 2002. In addition, management has implemented and continues to consider several cost control initiatives, which have controlled and could be expected to further control our company’s overall operating ratios.

      Management anticipates that fixed costs (including salaries and wages and SG&A) will constitute approximately 35% of total revenues for the full-year 2002. Direct costs, including leased capacity, are expected to remain at current levels throughout the rest of the year. In this context, we have adjusted our EBITDA expectations for 2002. Currently, management anticipates that total EBITDA will be in the range of $25 million–$35 million for the year 2002.

      Capital Expenditures. As previously disclosed by our company in its SEC filings, during 2001 we completed and put into operation our Broadband Network. Consequently, our investments in infrastructure during 2002 and for the foreseeable future will principally involve purchases of equipment for installation on customers’ premises, which purchases are expected by management to be matched by related revenues generated from such installations. As a result of lower expected revenues for this year, management currently estimates that total capital expenditures for 2002 will be below $20 million.

Forward Looking Statements

      Statements regarding our financial restructuring or about future results made in this Quarterly Report may constitute forward looking statements within the meaning of the Private Securities Litigation Reform act of 1995. In some cases, forward looking statements can be identified by the use of terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology. These statements are based on current expectations and the current economic environment. Forward looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any forward looking statement. If we do update any forward looking statement, no inference should be drawn that we will make additional updates with respect to that statement or any other forward looking statements.

      We caution that forward looking statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Actual results could differ materially from those expressed or implied in these statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements are specified elsewhere in this Quarterly Report and in our other SEC reports, accessible on the SEC’s website at www.sec.gov.

Results of Operations

      The following financial table summarizes our results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,

	2001		2002		2001		2002

	(In thousands and as a percentage of consolidated revenues)
Net revenues:
Net revenues from services:
Data and value added services	$59,333	75.6%	$46,021	77.6%	$119,060	71.2%	$94,384	77.5%
Internet	11,679	14.9	7,269	12.2	22,840	13.7	15,123	12.4
Telephony	1,881	2.4	3,971	6.7	3,154	1.9	8,317	6.8
Services to carriers	2,167	2.8	1,934	3.3	4,096	2.4	3,501	2.9

Total net revenues from services	75,060	95.6	59,195	99.8	149,150	89.2	121,325	99.6
Sales of equipment	2,842	3.6	146	0.2	10,925	6.5	429	0.4
Broadband network development revenues	625	0.8	—	—	7,197	4.3	—	—

Total net revenues	78,527	100.0	59,341	100.0	167,272	100.0	121,754	100.0
Direct costs:
Contracted services	8,859	11.3	5,104	8.6	19,945	11.9	11,337	9.3
Other direct costs	7,371	9.4	5,025	8.5	13,163	7.9	11,560	9.5
Leased capacity	23,452	29.9	19,514	32.9	45,385	27.1	39,899	32.8
Broadband network cost	—	—	—	—	3,335	2.0	—	—
Cost of equipment sold	2,105	2.7	123	0.2	7,497	4.5	241	0.2

Total direct costs	41,787	53.2	29,766	50.2	89,325	53.4	63,037	51.8
Salaries and wages	21,900	27.9	12,593	21.2	44,097	26.4	25,635	21.1
Selling, general and administrative expenses	14,782	18.8	6,809	11.5	29,470	17.6	14,160	11.6
Depreciation and amortization	30,245	38.5	23,359	39.4	59,677	35.7	47,268	38.8
Interest expense, net	33,132	42.2	37,707	63.5	62,131	37.1	71,152	58.4
Net loss on foreign exchange	10,369	13.2	45,065	75.9	24,150	14.4	52,431	43.1
Reorganization items	—	—	(5,574)	(9.4)	—	—	(5,692)	(4.7)
Other income (loss), net	138	0.2	246	0.4	145	0.1	(1,704)	(1.4)
Provision for foreign income taxes	(26,122)	(33.3)	(711)	(1.2)	(26,488)	(15.8)	(1,149)	(0.9)
Extraordinary item	—	—	16,367	27.6	—	—	16,367	13.4

Net loss	$(99,672)	(126.9)%	$(90,437)	(152.4)%	$(167,921)	(100.4)%	$(148,914)	(122.3)%

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      Revenues. Our total net revenues for the three and six months ended June 30, 2002 totaled $59.3 million and $121.8 million, a decrease of $19.2 million (or 24.4%) and $45.5 million (or 27.2%) from total net revenues for the same periods in 2001. Our total net revenues in the second quarter of 2002 decreased by $3.1 million (or 4.9%) compared to our total net revenues for the first quarter of 2002.

      Our net revenues from services for the three and six months ended June 30, 2002, totaled $59.2 million and $121.3 million, an decrease of $15.9 million (or 21.1%) and $27.8 million (or 18.7%) from net revenues from services for the same periods in 2001. Compared to our net revenues from services for the first quarter of 2002, our net revenues from services in the second quarter of 2002 decreased by $2.9 million (or 4.7%). The decrease in our net revenues was principally due to significant devaluations of the Argentine peso and the Brazilian real against the U.S. dollar that occurred during the first half of 2002. Excluding our operations in Argentina, our revenues from services for the three and six months ended June 30, 2002 totaled $46.5 million and $94.5 million, compared to $46.7 million and $91.1 million for the three and six months ended June 30, 2001.

      Our net revenues from services include net revenues from:

•	data and value added services, which include satellite and broadband data transmission services, data center services, and other value-added services

•	Internet, which is composed of our Internet backbone access and managed modem services

•	telephony, including local, national and international long-distance services, and

•	services to carriers, which consist of our wholesale long-haul services to other telecommunications carriers (including revenue recognition from the sale of IRU capacity on our Broadband Network to, and our provision of switching and transportation of telecommunications traffic services for, such carriers), and related maintenance services to those carriers.

      The following table shows our revenues from services by business lines (after elimination of intercompany transactions) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,

	2001	2002	% change(1)	2001	2002	% change(1)

	(dollar amounts in thousands)
Data and value added services:
Broadband	$20,287	$19,920	(1.8)%	$38,720	$39,804	2.8%
Satellite	34,382	22,597	(34.3)	72,163	47,459	(34.2)
Other value added services(2)	4,664	3,504	(24.9)	8,177	7,121	(12.9)

Total	$59,333	$46,021	(22.4)%	$119,060	$94,384	(20.7)%
Internet	11,679	7,269	(37.8)	22,840	15,123	(33.8)
Telephony	1,881	3,971	111.1	3,154	8,317	163.7
Services to carriers	2,167	1,934	(10.8)	4,096	3,501	(14.5)

Total net revenues from services	$75,060	$59,195	(21.1)%	$149,150	$121,325	(18.7)%

(1)	Percentage increase (decrease) in relevant period in 2002 compared to corresponding period in 2001.

(2)	Includes data center services and systems integration and other information technology services.

      The decrease in our net revenues from services during the three and six months ended June 30, 2002 as compared to the corresponding periods in 2001 resulted from lower revenues from data and value added services, Internet and services to carriers, offset in part by an increase in our revenues from telephony services.

•	Our revenues from broadband services increased during the first half of 2002 as compared to the first half of 2001 notwithstanding the negative effect on these revenues (in U.S. dollar terms) primarily attributable to the devaluation of the Argentine peso and the Brazilian real. Increases in our revenues from broadband services were more than offset by reduced revenues from our satellite services and other value added services. Our revenues from satellite services during the three and six months ended June 30, 2002 declined in comparison to the same periods in 2001 due to: (i) the negative effect on such revenues, in U.S. dollar terms, of the devaluation of the Argentina peso and the Brazilian real during the first half of 2002, (ii) lower satellite-based services volume (as we transferred telecommunications services to our Broadband Network), (iii) downward pressure on our prices (because of competition and adverse economic conditions), and (iv) a number of customer cancellations or non-renewals.

•	We experienced lower Internet revenues principally because of (i) the adverse impact on such revenues of the devaluation of the Argentina peso and the Brazilian real during the first half of 2002, and (ii) a number of customer cancellations or non-renewals, particularly in Brazil.

•	Our telephony services revenues grew during the three and six months ended June 30, 2002 as compared to the same periods in 2001. This increase in our telephony services revenues, which were partially offset by the effect of the devaluation of the Argentine peso, was generated in connection with our increased delivery during that period of switched voice services to corporate customers in Argentina and international call terminations to end-user customers in Peru and the United States. Included in our telephony revenues for the three months ended June 30, 2002 are approximately $1.1 million of such revenues that were recorded during the second quarter of 2002 have been deemed uncollectible because of customer defaults, and have been reserved against in full.

•	Our revenues from services to carriers decreased compared to the first half of 2001 as a result of the cancellation of our contracts with 360networks in June 2001 and a general decline in demand by telecommunications companies for “dark” and “lit” fiber capacity.

      Global Crossing and 360networks were the principal customers for our data center services and services to carriers during 2001. Due to Global Crossing’s insolvency and our dispute with 360networks (which is also engaged in ongoing insolvency proceedings), we anticipate that we will generate lower data center services and services to carriers revenues during the remainder of 2002. In June 2001, we terminated a series of contracts that we had signed with 360networks due to the latter’s payment default of its obligations under those contracts to us. (For a description of this matter, you may refer to see the section captioned “Legal Proceedings” in our Quarterly Report on Form 10-Q for the first quarter of 2002.)

      At June 30, 2002, we experienced a net decrease in the number of our customers, as compared to the same date in 2001. We had 2,854 customers as of June 30, 2002, compared to 2,877 customers at December 31, 2001 and 3,079 customers at June 30, 2001. The following table shows the evolution of our customer base as of the dates indicated:

	Number of Customers as of:

	June 30,	December 31,	June 30,
	2001	2001	2002	% Change(1)	% Change(2)

IMPSAT Argentina	1,202	1,100	1,097	(8.7)%	(0.3)%
IMPSAT Colombia	782	699	697	(10.9)	(0.3)
IMPSAT Brazil	360	387	371	3.1	(4.1)
IMPSAT Venezuela	288	245	239	(17.0)	(2.4)
IMPSAT Ecuador	253	236	226	(10.7)	(4.2)
IMPSAT Mexico	53	47	47	(11.3)	—
IMPSAT Chile	33	57	53	60.6	(7.0)
IMPSAT Peru	35	33	55	57.1	66.7
IMPSAT USA	73	73	69	(5.5)	(5.5)

Total	3,079	2,877	2,854	(7.3)	(0.8)

(1)	Net increase (decrease) as of June 30, 2002 compared to end of second quarter of 2001.

(2)	Net increase (decrease) as of June 30, 2002 compared to end of 2001.

      Adverse economic conditions experienced in Argentina resulted in a net decrease in the number of customers (primarily small and medium-sized corporations) and the volume of services provided in that country as of June 30, 2002 compared to as of June 30, 2001. In addition to poor economic conditions in Argentina and Brazil, negative or sluggish economic growth persisted throughout most of the Latin American region during the second quarter 2002. This general downturn has caused a reduction in our customer base during the first half of 2002. During 2002, we have not, however, experienced any significant customer losses to our competitors.

      In addition to net revenues from services, our total net revenues for the three and six months ended June 30, 2002 included $0.1 million and $0.4 million in equipment sales, which represent decreases of $2.7 million (or 94.9%) and $10.5 million (or 96.1%) from the same periods in 2001. We did not record any Broadband network development revenues during the first half of 2002. Our Broadband Network development revenues totaled $0.6 million and $7.2 million for the three and six months ended June 30, 2001. We currently anticipate only minimal sales of equipment during the remainder of 2002, and we do not anticipate any Broadband Network development revenues during 2002.

      The following table shows by operating subsidiary our revenues from services and total revenues (in each case, including intercompany transactions) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,

	2001	2002	% change(1)	2001	2002	% change(1)

	(dollar amounts in thousands)
IMPSAT Argentina
From services	$29,325	$14,230	(51.5)%	$59,879	$30,011	(49.9)%
Total	$31,359	$14,273	(54.5)	$63,937	$30,116	(52.9)
IMPSAT Colombia
From services	15,168	14,951	(1.4)	30,758	30,011	(2.4)
Total	15,646	14,951	(4.4)	31,236	30,021	(3.9)
IMPSAT Brazil
From services	10,913	10,086	(7.6)	21,077	20,819	(1.2)
Total	11,538	10,086	(12.6)	26,353	20,819	(21.0)
IMPSAT Venezuela
From services	7,779	7,633	(1.9)	15,132	15,434	2.0
Total	7,820	7,704	(1.5)	16,302	15,559	(4.6)
IMPSAT Ecuador
From services	4,018	4,529	12.7	7,710	8,743	13.4
Total	4,045	4,529	12.0	7,690	8,848	15.1
IMPSAT Chile
From services	2,153	2,525	17.3	3,538	4,739	33.9
Total	2,216	2,525	13.9	9,598	4,739	(50.6)
IMPSAT Peru
From services	1,213	2,612	115.3	1,993	5,644	183.2
Total	1,236	2,642	113.8	2,994	5,725	91.2
IMPSAT USA
From services	9,371	9,240	(1.4)	18,650	18,857	1.1
Total	9,470	9,240	(2.4)	18,750	18,857	0.6
Other
From services	1,104	890	(19.4)	2,250	1,885	(16.2)
Total	1,107	893	(19.3)	2,250	1,888	(16.1)

(1)	Increase (decrease) in relevant period in 2002 compared to corresponding period in 2001.

      In the beginning of January 2002, the Government of Argentina defaulted on its external debt payments and devalued its currency, exacerbating declining commercial confidence and activity and further inflating exorbitant costs of financing for Argentine companies. Argentina continues to experience recessionary conditions, a lack of access to international capital markets, internal disruption and social unrest. For the foreseeable future, we do not expect the recession affecting the Argentine economy will subside or that future economic and political developments in Argentina will improve. Since the inauguration in January 2002 of the administration of Argentina’s President Eduardo Duhalde, that country’s government has been unable to achieve political consensus and support for the introduction of economic measures demanded by the International Monetary Fund and other international lending agencies in exchange for an emergency loan package. The Argentine economic and political environment has continued to deteriorate even further, and Argentina is currently experiencing a banking crisis and a significant lack of liquidity. It is possible that the political and economic crisis in Argentina could worsen in coming weeks or months. The continued or worsening political and economic crisis in Argentina, our largest country of operation, will continue to have a materially adverse impact on our financial condition and results of operations.

      During the first half of 2002, IMPSAT Argentina’s financial condition and results of operations continued to be severely and negatively affected by currency fluctuations, inflation, interest rates, and other unfavorable political, social and economic developments. Our net revenues from services at IMPSAT Argentina for the three and six months ended June 30, 2002 totaled $14.2 million and $30.0 million, a decrease of $15.1 million (or 51.5%) and $29.9 million (or 49.9%) compared to the same periods in 2001. This decrease was primarily caused by the devaluation of the Argentine peso following the implementation of the February 2002 “pesification” decree and general recessionary conditions in that country. In Argentine pesos, IMPSAT Argentina’s revenues from services for the three and six months ended June 30, 2002, increased by 66.6% and 37.4% as compared to the same periods in 2001.

      Our results in Brazil also were adversely affected during the first half of 2002 as compared to the corresponding period in 2001 by the devaluation of the Brazilian real against the U.S. dollar. At June 30, 2001, the real traded at a rate of R$2.31 = $1.00, and at June 30, 2002 it had depreciated to R$2.83 = $1.00. As of August 9, 2002, the real traded at a rate of R$2.94 = $1.00. These and prior devaluations have had a negative effect on our real-denominated revenues. The devaluation of the real and the decline in growth in the Brazilian economy have been caused in part by the continued recession in the region, a general aversion to emerging markets by foreign direct and financial investors and the overall decline in worldwide economic production. Recently, fears have mounted in the international investor community that left-wing candidate, Luiz Inacio Lula da Silva, could win Brazil’s upcoming presidential elections and cause Brazil to alter its policies in a manner that would adversely affect its economy. These conditions have had, and can be expected to continue to have, an adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations.

      IMPSAT Brazil’s revenues from services for the three and six months ended June 30, 2002 totaled $10.1 million and $20.8 million, a decrease of $0.8 million (or 7.6%) and $0.3 million (or 1.2%) compared to the same periods in 2001. This decrease in revenues relates primarily to the effect of the devaluation of the real. In local currency terms, IMPSAT Brazil’s revenues for the three and six months ended June 30, 2002 increased by 21.9% and 12.0% as compared to the same periods in 2001.

      IMPSAT Colombia recorded revenues from services of $15.0 million and $30.0 million during the three and six months ended June 30, 2002, compared to $15.2 million and $30.8 million for the same periods in 2001. Our net revenues from services in Colombia have been negatively impacted by sustained adverse economic conditions in that country. Colombia’s economy continues to suffer as a result of devaluations of the Colombian peso, an enduring civil war, as well as general recessionary conditions. Nevertheless, we expect that our revenues in Colombia will stabilize at current levels throughout the remainder of 2002.

      Revenues from services at IMPSAT Venezuela equaled $7.6 million and $15.4 million for the three and six months ended June 30, 2002, compared to $7.8 million and $15.1 million for the corresponding periods in 2001. On February 12, 2002, Venezuela’s government floated its currency, ending a five-year-old regime that permitted the bolivar to trade only within a fixed-band against the U.S. dollar. As a result, devaluation of he bolivar occurred. Venezuela is currently experiencing political and economic uncertainty following the attempted military coup staged against that country’s President Chavez during the first weeks of April 2002. Any resurgence of the recent crisis in Venezuela could have a material adverse effect on IMPSAT Venezuela’s results of operations and financial condition.

      Direct Costs. Our direct costs for the three and six months ended June 30, 2002 totaled $29.8 million and $63.0 million, a decrease of $12.0 million (or 28.8%) and $26.3 million (or 29.4%), compared to the same periods in 2001. Of our total direct costs for the three and six months ended June 30, 2002, $11.2 million and $23.2 million related to the operations of IMPSAT Argentina. This compares to $19.2 million and $38.1 million at IMPSAT Argentina for the same periods in 2001. As compared to the corresponding periods in 2001, this reduction during the first half of 2002 was caused principally by (i) the devaluation of local currencies in Argentina, Brazil, Colombia and Venezuela during the first half of 2002, which had the effect of decreasing our direct costs in those countries in U.S. dollar terms and (ii) our incurring significantly lower total costs of equipment sold and no Broadband Network development costs during the first half of 2002. Direct costs for IMPSAT Brazil totaled $5.8 million and $12.8 million for the second quarter and first half of 2002, compared to $8.3 million and $18.8 million for the corresponding periods in 2001. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

      (1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the three and six months ended June 30, 2002, our contracted services costs totaled $5.1 million and $11.3 million, a decrease of $3.8 million (or 42.4%) and $8.6 million (or 43.2%) from the same periods in 2001. Of this amount, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $3.9 million and $8.8 million for the three and six months ended June 30, 2002, compared to $6.6 million and $12.7 million during the same periods in 2001. Installation costs totaled $1.2 million and $2.5 million for the three and six months ended June 30, 2002, compared to $2.3 million and $7.2 million for the same periods in 2001. The decrease in our maintenance costs and installation costs is partially attributable to the effect of the devaluation of the peso on such costs in Argentina and the favorable renegotiation of certain of our agreements for maintenance services with third-party contractors in that country. Also, our installation costs decreased because we had fewer new customers in the first half of 2002 compared to the same period in 2001. Of our total contracted services costs for the second quarter and first half of 2002, $1.5 million and $3.3 million related to the operations of IMPSAT Argentina, compared to $3.3 million and $8.5 million at IMPSAT Argentina for the same periods in 2001. In local currency terms, IMPSAT Argentina’s contracted services costs increased by 1.7 million pesos (or 51.9%) and 0.2 million pesos (or 2.1%) during the second quarter and first half of 2002 as compared to the corresponding periods in 2001.

      (2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to third-party sales representatives; and our provision for doubtful accounts.

      Sales commissions paid to third-party sales representatives for the three and six months ended June 30, 2002 totaled $1.2 million and $2.6 million, compared to $1.8 million and $3.9 million for the corresponding periods in 2001. The majority of these commissions related to customers of IMPSAT Argentina.

      We recorded a net provision for doubtful accounts of $2.0 million and $5.0 million for the three and six months ended June 30, 2002, compared to $3.0 million and $4.2 million for the same periods in 2001. At June 30, 2002 approximately 32.3% of our gross trade accounts receivable were past due more than six months compared to 28.9% for the same period in 2001. At the same date, our allowance for doubtful accounts covered approximately 90.5% of our gross trade accounts receivable past due more than six months. The average days in quarterly gross trade accounts receivable decreased from 94 at March 31, 2002 to 84 at June 30, 2002. At June 30, 2001, average days of gross trade accounts receivable equaled 108. The recession in Argentina has adversely affected the quality of our accounts receivable from our customers in that country. IMPSAT Argentina’s allowance for doubtful accounts at June 30, 2002 covered approximately 88.8% of its gross trade accounts receivable past due more than six months.

      (3) Leased Capacity. Our leased capacity costs for the three and six months ended June 30, 2002 totaled $19.5 million and $39.9 million, which represented a decrease of $3.9 million (or 16.8%) and $5.5 million (or 12.1%) from the corresponding periods in 2001. This decrease occurred notwithstanding an increase in costs for interconnection and telephony termination costs (which are components of our leased capacity costs), as described below. The decrease in our leased capacity costs is attributable to a combination of the effects of currency devaluations in our countries of operation during the second half of 2002, as well as our favorable renegotiations of the terms of certain of the underlying capacity leases. As a percentage of our total revenues, our leased capacity costs increased, principally because such costs are incurred in US. dollars, while our revenues in Argentina and Brazil are principally denominated and generated in local currency.

      Our leased capacity costs for satellite capacity for the three and six months ended June 30, 2002 totaled $8.4 million and $17.2 million, a decrease of $2.1 million (or 19.8%) and $3.6 million (or 17.1%), from the corresponding periods in 2001. In Argentina, our leased satellite capacity costs totaled $2.1 million and $4.5 million for the three and six months ended June 30, 2002, as compared to $2.2 million and $4.5 million for the same periods in 2001. Our leased satellite capacity costs for IMPSAT Brazil totaled $1.2 million and $2.3 million for the three and six months ended July 30, 2002, as compared to $1.9 million and $3.7 million for the same periods in 2001. Our satellite capacity costs decreased in Brazil, in part because of (i) our favorable renegotiation of certain of our agreements satellite capacity providers, (ii) our transitioning customers from satellite-based solutions onto the Broadband Network, and (iii) the effect on such costs of the devaluation of the real. We had approximately 907 MHz of leased satellite capacity at June 30, 2002 and 998 MHz at June 30, 2001.

      Our costs for dedicated leased capacity on third-party fiber optic networks totaled $6.8 million and $14.9 million for the second quarter and first half of 2002, a decrease of $3.3 million (or 32.8%) and $4.0 million (or 21.4%) compared to the corresponding periods in 2001. These costs were incurred principally in Argentina, Brazil, Colombia and the United States. Prior to the implementation of our Broadband Network, we had incurred these higher costs of leased fiber optic capacity in Argentina and Brazil due to the continued demand by our customers in those countries for greater bandwidth and, in the United States, due to the expansion of our Internet service offerings where we provide a link between Latin America and the U.S. Internet backbone. Although we have transferred increasing amounts of our telecommunications traffic to the Broadband Network as we migrated our customers to our Broadband Network, we will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services. The decrease in these costs were also due, in part, to the effect on such costs of the currency devaluations experienced during the period in certain of our countries of operation.

      In connection with certain new services that we are offering as a result of the implementation of our Broadband Network and the effectiveness of our license in Argentina to provide domestic and international long distance services, we also are incurring costs for interconnection and telephony termination (“I&T”) and frequency rights. Our I&T and frequency rights costs totaled $4.4 million and $7.8 million during the second quarter and first half of 2002. These totals are composed of $3.4 million and $6.2 million of I&T costs. This compares to $3.0 million and $5.7 million of I&T and frequency rights costs during the second quarter and first half of 2001 (composed of $1.5 million and $3.0 million of I&T costs). Our interconnection and telephony termination costs have increased in connection with the growth of our telephony revenues (as discussed under “— Revenues”).

      Our I&T and frequency rights costs in Argentina totaled $2.6 million and $4.3 million during the three and six months ended June 30, 2002. These totals are composed of $2.4 million and $4.0 million of I&T costs. This compares to $1.3 million and $2.7 million of I&T and frequency rights costs for the three and six months ended June 30, 2001 (composed of $0.5 million and $1.1 million of I&T costs).

      (4) Costs of Equipment Sold and Broadband Network Development. In the three and six months ended June 30, 2002, we incurred costs of equipment sold of $0.1 million and $0.2 million, compared to $2.1 million and $7.5 million for the same periods in 2001. During the three and six months ended June 30, 2002, we incurred no Broadband Network development costs as compared to zero and $3.3 million of such costs during the same periods of 2001.

      Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2002 totaled $12.6 million and $25.6 million, a decrease of $9.3 million (or 42.5%) and $18.5 million (or 41.9%), from the same periods in 2001. As a result of the adverse economic conditions experienced in Argentina, Brazil and elsewhere in Latin America and as part of cost-control measures implemented by management commencing at the end of the first quarter of 2001, our aggregate number of employees has fallen from 1,590 at June 30, 2001 to 1,324 at June 30, 2002. Management expects to continue to monitor the size of its total workforce and to make appropriate adjustments if required by financial and competitive circumstances. The decrease in these costs were also due, in part, to the effect on such costs of the currency devaluations experienced during the period in certain of our countries of operation.

      IMPSAT Argentina incurred salaries and wages for the three and six months ended June 30, 2002, of $2.0 million and $4.8 million, a decrease of $7.1 million (or 78.4%) and $13.3 million (or 73.4%) compared to the same periods in 2001. This decrease was due to (i) the devaluation of the peso, which decreased the dollar value of our salaries and wages expenses incurred in Argentina during the first half of 2002; and (ii) a reduction in the number of employees at IMPSAT Argentina. In pesos, IMPSAT Argentina’s first half 2002 salaries and wages expenses decreased by 31.2% as compared to the same period in 2001. IMPSAT Argentina had 444 employees as of June 30, 2002 as compared to 543 employees as of June 30, 2001.

      IMPSAT Brazil incurred salaries and wages for the three and six months ended June 30, 2002 of $3.3 million and $6.5 million, a decrease of $0.8 million (or 20.4%) and $2.8 million (or 30.4%) over the same periods in 2001. IMPSAT Brazil decreased its number of employees to 290 persons at June 30, 2002, compared to 387 persons at June 30, 2001. In addition to our reduced employee headcount in that country, the decrease in salaries and wages at IMPSAT Brazil during the first half of 2002 is in part related to the devaluation of the real against the U.S. dollar, which resulted in a decrease in U.S. dollar terms of our salaries and wages expense in Brazil.

      During the remainder of 2002, we expect that the devaluation of local currencies in our countries of operations (in particular, in Argentina, Brazil, Colombia and Venezuela), in addition to the reduction in the number of our employees, will result in a stabilization, in U.S. dollar terms, of our consolidated salaries and wages expense.

      Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance, telephone and energy expenses

      We incurred SG&A expenses of $6.8 million and $14.2 million for the three and six months ended June 30, 2002. These SG&A expenses represented a decrease of $8.0 million (or 53.9%) and $15.3 million (or 52.0%), from the three and six months ended June 30, 2001. This decline in our SG&A expenses is due principally to a decrease in our publicity and promotion costs, the effect of the devaluation of Argentina’s peso and Brazil’s real against the U.S. dollar, which decreased the dollar value of our SG&A expenses incurred in those countries, and overall cost control measures undertaken by management.

      SG&A expenses at IMPSAT Argentina for the three and six months ended June 30, 2002 totaled $1.9 million and $3.9 million, which represented decreases of $4.1 million (or 68.3%) and $7.0 million (or 64.0%), from SG&A expenses incurred by IMPSAT Argentina for the three and six months ended June 30, 2001. Management intends to take efforts throughout the remainder of 2002 to control or reduce SG&A expenses. Such efforts, along with the effects of the devaluations of the Argentine peso, are anticipated to result in a further decline in SG&A expenses in future periods during 2002.

      Depreciation and Amortization. Our depreciation and amortization expenses for the three and six months ended June 30, 2002 totaled $23.4 million and $47.3 million. This represents a decrease of $6.9 million (or 22.8%) and $12.4 million (or 20.8%), compared to our depreciation and amortization for the three and six months ended June 30, 2001. Depreciation and amortization for IMPSAT Argentina for the three and six months ended June 30, 2002, totaled $7.9 million and $16.1 million. This represents a decrease of $5.5 million (or 41.2%) and $9.7 million (or 37.5%), compared to IMPSAT Argentina’s depreciation and amortization for the three and six months ended June 30, 2001. The decrease in depreciation and amortization primarily is the result of the asset impairment charge of $381.9 million recorded in the second half of 2001, which reduced the dollar value of our depreciable fixed asset base.

      Interest Expense, Net. Our net interest expense for the three months ended June 30, 2002 totaled $37.7 million, consisting of interest expense of $39.0 million and interest income of $1.2 million. Our net interest expense for the six months ended June 30, 2002 totaled $71.2 million, consisting of interest expense of $72.7 million and interest income of $1.5 million. Our net interest expense increased $4.8 million (or 14.5%) and $9.1 million (or 14.7%) for the three and six months ended June 30, 2002 from net interest expense for the same periods in 2001.

      As previously disclosed (see the section captioned “Certain Considerations — We have defaulted on our indebtedness and could face liquidation” in our 2001 Annual Report on Form 10-K), we are in default on accrued and unpaid amounts under our Senior Notes, our Vendor Financing Agreements, and certain other indebtedness. The interest components of such defaulted amounts during the second quarter and first half of 2002, which aggregated $26.8 million and $56.8 million at the end of such periods, are included in our net interest expense for such periods as discussed in the preceding paragraph. Pursuant to the provisions of the Bankruptcy Code, as of June 11, 2002, the date of our Chapter 11 filing, contractually accrued interest on our unsecured, pre-petition obligations, which are entirely constituted by the Senior Notes, ceased to accrue at and after such date. Such post-petition contractual interest, which is excluded in our reported interest expense for the first half of 2002, totaled $4.8 million.

      In accordance with U.S. generally accepted accounting principles (“GAAP”), because of our Chapter 11 filing, as of the Petition Date, our primary obligations under the Senior Notes and certain other accounts payables, which, including accrued interest, totaled $727.5 million as of such date, have been classified on our consolidated balance sheet as “liabilities subject to compromise.” (See Notes 1 and 11 to our consolidated financial statements, included in Part 1, Item 1 of this Quarterly Report.) Also in accordance with GAAP, our contingent liabilities as guarantor under the Vendor Financing Agreements and certain other indebtedness of our subsidiaries, which aggregated $289.9 million as of June 30, 2002, have been classified as current portion of long-term indebtedness.

      For the three and six months ended June 30, 2002, IMPSAT Argentina’s net interest expense totaled $12.4 million (before and after eliminating intercompany items) and $17.7 million ($17.6 million after eliminating intercompany items). This compared to $5.7 million (before and after eliminating intercompany items) and $10.7 million (before and after eliminating intercompany items) for the corresponding periods in 2001.

      Net (Loss) Gain on Foreign Exchange. We recorded net losses on foreign exchange for the three and six months ended June 30, 2002 of $45.1 million and $52.4 million, compared to net losses of $10.4 million and $24.2 million for the same periods in 2001.

      The increase in our losses on foreign exchange was primarily due to the devaluation of the Argentine peso and the Brazilian real against the U.S. dollar during the first half of 2002. Decreases in U.S. dollar terms of IMPSAT Argentina’s peso-denominated assets during the first half of 2002 caused by the devaluation were partially offset by the effects of decreases in U.S. dollar terms of peso-denominated liabilities during the same period. IMPSAT Argentina recorded net losses on foreign exchange for the second quarter and first half of 2002 totaling $5.7 million and $12.8 million, compared to net losses of $0.3 million and $0.1 million for the same periods during 2001.

      IMPSAT Brazil recorded net losses on foreign exchange for the second quarter and first half of 2002 totaling $39.0 million and $39.1 million, compared to net losses of $9.5 million and $25.4 million for the same periods during 2001. This net loss on foreign exchange reflects the effect of the devaluation of the real against the U.S. dollar in the first half of 2002 on the book value of the dollar-denominated debt of IMPSAT Brazil under the Vendor Financing Agreements. At June 30, 2002, the real traded at a rate of R$2.83 = $1.00. At June 30, 2001, the real traded at a rate of R$2.31 = $1.00.

      Reorganization Items. We recorded reorganization items or the three and six months ended June 30, 2002 of $5.6 million and $5.7 million. These costs were incurred in connection with the negotiation and formation of our Plan and Chapter 11 filing.

      Other Income, Net. We recorded other income, net, for the three and six months ended June 30, 2002 of $0.2 million and $1.7 million, as compared to $0.1 million and $0.2 million for the corresponding periods in 2001.

      Extraordinary Item. We recorded an extraordinary item of $16.4 million for the three and six months ended June 30, 2002. This was primarily attributable to the repurchase at a discount of $15.7 million in principal amount of indebtedness, plus accrued interest, owed to an unrelated third party by IMPSAT Argentina through our subsidiary International Satellite Communication Holding Ltd. (a wholly-owned Liechtenstein non-operating subsidiary of the Parent Company, whose principal function is to lease telecommunications capacity from carriers and then sublease this capacity at market rates to our operating subsidiaries).

      Provisions for Foreign Income Taxes. We recorded a provision for foreign income taxes of $0.7 million and $1.2 million, for the three and six months ended June 30, 2002, compared to a provision for income taxes of $26.1 million and $26.5 million for the corresponding periods in 2001.

      Net Loss. For the three and six months ended June 30, 2002, we incurred a net loss of $85.6 million and $144.1 million, a decrease of $14.0 million (or 14.1%) and $23.8 million (or 14.2%) for same periods in 2001. IMPSAT Argentina recorded net losses of $26.7 million and $48.3 million or the three and six months ended June 30, 2002, compared to net losses of $31.1 million and $48.4 million for the same periods in 2001.

Liquidity and Capital Resources

      At June 30, 2002, we had total cash, cash equivalents and trading investments of $55.9 million, as compared to $64.9 million as of December 31, 2001 and $61.0 million as of March 31, 2002. At June 30, 2002, our total indebtedness was $0.99 billion (as compared to $0.97 billion as of June 30, 2001), of which $7.7 million represented short-term debt, $296.9 million represented the current portion of our long-term debt, $15.1 million represented our long-term debt, and $727.5 million represented principal and accrued interest of indebtedness subject to compromise. As discussed above (see discussion under “— Interest Expense, Net”), as a result of our default under our Senior Notes and the Vendor Financing Agreements and the Chapter 11 filing, the Parent Company’s primary obligations under the Senior Notes and certain other accounts payables have been classified as “liabilities subject to compromise,” and the Parent Company’s contingent liability as guarantor under the Vendor Financing Agreements has been classified as current portion of long-term indebtedness. As of August 12, 2002, our indebtedness under the Senior Notes and the Broadband Network Vendor Financing Agreements had an aggregate outstanding principal balance of $650.0 million and $254.4 million, respectively.

      As evidenced by our Chapter 11 filing, we face significant cash flow and liquidity problems and, as discussed further below, our cash flows and liquidity are insufficient to satisfy all of our obligations. Our company has no material working capital or other debtor-in-possession financing or credit facility under which it may borrow for working capital or other general corporate purposes. We believe that, without a successful restructuring of our financial obligations under the Plan, we are unlikely to be able to obtain future debt or equity financing on acceptable terms, or at all. The securities markets are currently not available to us. There can be no assurances that the Plan will be approved by the Bankruptcy Court. If we are unable to secure confirmation of the Plan, our creditors may seek other alternatives for our company, including accepting bids for our company or parts thereof through an auction process or forcing us into a liquidation proceeding under the federal bankruptcy laws.

      Our capital expenditures budget for 2002 contemplates that we will need approximately $18.9 million (reduced from approximately $252.0 million) during the period from December 31, 2001 (including amounts spent to date) through the end of 2002 for capital expenditures.

      As set forth in our consolidated statement of cash flows, our operating activities used $4.3 million in net cash flow for the six months ended June 30, 2002, compared to $52.0 million used by operating activities during the same period in 2001. In addition to the decrease in our operating losses discussed above, the increase in cash flow from operating activities in the first half of 2002 was primarily due to an increase in accrued and other liabilities of $54.7 million (as compared to a decrease of $0.4 million in the first half of 2001); a significantly smaller increase in deferred revenue of $2.0 million (as compared to an increase of $39.6 million in the first half of 2001). Also, during the first half of 2002, a decrease in our trade accounts payable of $15.7 million (as compared to an increase of $6.2 million for the first half of 2001) offset a decrease in our trade accounts receivable of $10.6 million (compared to an increase of $8.2 million for the first half of 2001), and thereby contributed to the increase in net cash flow from operating activities during the period. These changes to our accounts receivable and payable during the first half of 2002 reflect actual operating cash flows, as well as changes in the value of those accounts (in U.S. dollar terms) caused by the devaluation of the Argentine peso during that period.

      For the first half of 2002, we used $4.4 million in net cash flow from investing activities, compared to $50.3 million of net cash flow provided by investing activities during the corresponding period in 2001. The decreased net cash flow from investing activities was principally due to an decrease in our trading investments of $0.3 million during the first half of 2002, compared to decrease in our trading investments of $163.4 million during the same period in 2001. During the first half of 2002, we used $4.6 million in net cash flows from financing activities. This compares to $5.8 million in net cash flows generated by financing activities during the first half of 2001, principally as a result of disbursements during that period under the Vendor Financing Agreements with Nortel Networks Limited.

      At June 30, 2002, we had leased satellite capacity with annual rental commitments of approximately $25.7 million through the year 2006. In addition, at June 30, 2002, we had commitments to purchase telecommunications equipment amounting to approximately $2.3 million. We also have commitments of approximately $63.9 million with respect to purchases of IRUs for undersea submarine fiber optic capacity with which we intend to link our telecommunications networks in our countries of operation with and among each other and other parts of the World. Commitments under contracts with 360networks and Global Crossing totaling $41.4 million and $22.5 million, respectively, are included in this $63.9 million total. Depending on the outcome of our dispute with 360networks (see the section captioned “Legal Proceedings” in our Quarterly Report on Form 10-Q for the first quarter of 2002, accessible on the SEC’s website at www.sec.gov) and Global Crossing’s ongoing insolvency proceedings, some or all of our liability under these commitments may be canceled or fail to materialize. Furthermore, we had leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate. We have committed to long term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, and the United States for approximately $3.1 million per year through 2006. The remainder of the leases are typically under one-year contracts, the early cancellation of which is subject to a fee.

      The following table sets forth due dates of our contractual obligations:

Type of Obligations	2002	2003	2004	2005	2006	Thereafter	Total

	(in thousands)
Long-term debt(1)	$283,857	$3,598	$3,325	$2,212	$926	$926	$294,844
Liabilities subject to compromise(2)	727,522	—	—	—	—	—	727,522
Capital lease obligations	7,313	3,586	3,765	1,999	466	—	17,129
Operating leases	385	454	150	—	—	—	989
Other long-term obligations	1,329	2,179	1,681	734	361	6,315	12,599

Total contractual cash obligations	$1,020,406	$9,817	$8,921	$4,945	$1,753	$7,241	$1,053,083

(1)	As discussed above, the Parent Company’s contingent liability as guarantor under the Vendor Financing Agreements, is included in our current portion of long-term indebtedness, which reclassified amounts are not included in this line item as being due in 2002, but instead are set forth based on their originally scheduled contractual due dates.

(2)	As discussed elsewhere in this quarterly report, as a result of our default under our Senior notes and the Chapter 11 filing, our “liabilities subject to compromise” are constituted by the Parent Company’s primary obligations under the Senior Notes and certain other accounts payables.

     The following table illustrates expirations of our commercial commitments as provided in corresponding contracts:

Type of Commitments(1)	2002	2003	2004	2005	2006	Thereafter	Total

	(in thousands)
Lines of credit	—	—	—	—	—	—	—
Standby letters of credit	—	—	—	—	—	—	—
Guarantees	—	—	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—	—	—
Other commercial commitments(2)	$20,280	$32,865	$30,055	$25,394	$21,737	$36,286	$166,617

Total commercial commitments	$20,280	$32,865	$30,055	$25,394	$21,737	$36,286	$166,617

(1)	Commitments are contractual obligations (other than indebtedness) that could potentially require our performance in the event of demands by third-parties or contingent events.
(2)	This includes commitments to purchase communications and data center equipment and long-term contracts for the purchase of satellite capacity and terrestrial links.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The sections below highlight our exposure to interest rate and foreign exchange rate risks and changes in the market values of our investment in equity securities. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at June 30, 2002 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during 2002. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

      We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. Our floating rate indebtedness has increased as we have drawn down commitments under our vendor financing agreements to cover capital expenditures, including the Broadband Network. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of June 30, 2002, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would adversely affect our annual interest cost related to our floating rate indebtedness by approximately $2.6 million annually.

	Expected Maturity Date
								Fair
June 30,	2002	2003	2004	2005	2006	Thereafter	Total	Value

Senior Notes (fixed rate)(1)	—	$125,000	—	$300,000		$225,000	$650,000	—(2)

Avg. interest rate		12.13%		13.75%		12.38%	12.96%

Term Notes (fixed rate)	$31,556	$5,649	$8,201	$4,230	$1,392	$926	$51,954	$51,954

Avg. interest rate	14.17%	14.17%	14.17%	14.17%	14.17%		14.17%
Vendor Financing (variable rate)(1)	$179,816	$11,408	$22,994	$22,961	$22,840		$260,019	$260,019

Avg. interest rate	14.14%	14.14%	14.14%	14.14%	14.14%		14.14%

(1)	As discussed elsewhere in this quarterly report, we are in default under our Senior Notes and the Vendor Financing Agreements. Accordingly, an aggregate of $824.5 million of our long-term indebtedness has been reclassified as short-term indebtedness and liabilities subject to compromise. None of these reclassified amounts are included in this line item as being due in 2002, but instead are set forth based on their originally scheduled contractual due dates.

(2)	Quoted market prices for the Senior Notes are unavailable. Furthermore, in light of our default on the principal and interest on the Senior Notes and Chapter 11 bankruptcy filing, it is not practicable to determine a quoted rate for the same or similar obligations or for management to estimate the fair value of the Senior Notes.

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

      As previously discussed in this Quarterly Report, during January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso and, on February 3, 2002, pursuant to the

“pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at August 9, 2002 was pesos 3.64 = $1.00. These and any further devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. Management is currently unable to predict the most likely average or end-of-period peso/dollar exchange rates for 2002 or provide estimates of the impacts that the changes in Argentine laws, the potential impacts of the currency devaluation and other recent events in Argentina could have on our company’s consolidated results of operation and financial condition. There is likely to occur during the remainder of 2002 increases to our consolidated net losses that would result from transaction gains or losses on our peso-denominated monetary assets and liabilities. Also, operating income reductions are likely to result from the potential impacts on our consolidated revenues from services of the conversion to pesos of contract obligations that were previously tied to the dollar. Balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings. Our management is continuing to assess the impacts that the events in Argentina could have on our consolidated results of operations and financial condition.

      Pursuant to laws in Brazil, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that are mandatorily converted to pesos under the “pesification” decree may be adjusted pursuant to the CER, an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currency and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to the CER or any other consumer price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate risks.

      Revenues from services from our Argentine operations for the three months ended June 30, 2002 and 2001 represented approximately 24.0% and 39.1% of our total net revenues from services for such periods. Revenues from services from our Brazilian operations for the three months ended June 30, 2002 and 2001 represented approximately 17.0% and 14.5% of our total net revenues from services for such periods. At August 9, 2002, the peso traded at a rate of pesos 3.64 = $1.00. At June 30, 2002 and August 9, 2002, the real traded at a rate of R$2.83 = $1.00 and R$2.94 = $1.00.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

      On June 11, 2002, IMPSAT Fiber Networks, Inc. filed voluntary petitions in the Bankruptcy Court for protection under Chapter 11 of the Bankruptcy Code (See Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Developments and Critical Considerations). All civil litigation commenced against IMPSAT Fiber Networks, Inc. prior to that date has been stayed by operation of law.

Item 2.     Changes in Securities

      Not applicable.

Item 3.     Defaults Upon Senior Securities

      Not applicable.

Item 4.     Submission of Matters to a Vote of Security-Holders

      Not applicable.

Item 5.     Other Information

      Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)(1)

Exhibit Index:

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed on January 14, 2000 as Exhibit No. 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed on January 14, 2000 as Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.1	Indenture for the Notes Due 2005, dated as of February 16, 2000, among the Company, The Bank of New York, as Trustee and Banque Internationale a Luxembourg (including form of Note) (filed on March 10, 2000 as an exhibit to the Company’s 1999 Annual Report on Form 10K and incorporated herein by reference).
4.2	Indenture for the Notes due 2008, dated as of June 17, 1998, between the Company and The Bank of New York, as Trustee (including form of Note) (filed on July 21, 1998 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-59469) and incorporated herein by reference).
4.3	Securityholders Agreement dated as of March 19, 1998, among Nevasa Holdings, the Morgan Stanley investors and certain other parties (filed on April 15, 1998, as an exhibit to the Company’s Annual Report on Form 10-K for 1997 and incorporated herein by reference).
4.4	Supplemental Indenture for the Notes Due 2003 dated as of May 13, 1997 among IMPSAT Corporation, IMPSAT S.A. and The Bank of New York (filed on April 15, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for 1997 and incorporated herein by reference).

Exhibit
No.	Description

4.5	Indenture for the Notes Due 2003 dated as of July 31, 1996, among the Company, IMPSAT Argentina as Guarantor and the Bank of New York as Trustee (including form of Note) (filed on November 20, 1996 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-12977) and incorporated herein by reference).
4.6	Shareholders Agreement dated as of March 10, 1999 (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.7	Specimen Stock Certificate (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.8	Form of Stockholder Rights Plan Agreement between the Company and The Bank of New York, as Rights Agent (filed on June 21, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).
4.9	Certificate of Designations dated as of June 7, 2000 (filed on June 21, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).
9.1	1998 Stock Option Plan (filed on March 31, 1999 as an exhibit to the Company’s 1998 Annual Report on Form 10-K and incorporated herein by reference).
9.2	1999 Stock Option Plan (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.1†	Global Crossing Framework Agreement (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.2†	Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (Rio de Janeiro), dated as of February 17, 2000 (filed on April 17, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.2: Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (São Paolo), dated as of February 17, 2000.
10.3†	Turnkey Project Agreement between IMPSAT Argentina and Nortel Networks (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.4†	TAC Turnkey Construction and IRU Agreement among IMPSAT Argentina, IMPSAT Chile and South American Crossing Ltd. (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.5†	Capacity Commitment Agreement dated as of November 10, 2000, between South American Crossing Ltd. and IMPSAT Fiber Networks, Inc. (filed on March 30, 2001, as an exhibit to the Company’s Annual Report on Form 10-K for 2000 and incorporated herein by reference).
10.6†	Capacity Purchase Agreement dated as of November 10, 2000, between Global Crossing Bandwidth, Inc. and International Satellite Communication Holding Ltd. (filed on March 30, 2001, as an exhibit to the Company’s Annual Report on Form 10-K for 2000 and incorporated herein by reference).
10.7†	Capacity IRU Agreement dated as of February 15, 2001, by and between 360americas network (Bermuda) Ltd. and IMPSAT Fiber Networks, Inc.

Exhibit
No.	Description

10.8†	IRU Fiber Agreement (Argentina) dated as of February 15, 2001, by and between IMPSAT S.A. (Argentina) and 360networks de Argentina S.R.L. (filed on March 30, 2001 as an exhibit to the Company’s 2000 Annual Report on Form 10K and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.9: IRU Fiber Agreement (Brazil) dated as of February 15, 2001, by and between Impsat Comunicações Ltda. and 360networks do Brasil Ltda. (filed on March 30, 2001 as an exhibit to the Company’s 2000 Annual Report on Form 10K and incorporated herein by reference).
10.9†	Service Agreement dated as of February 15, 2001, by and between Impsat Comunicações Ltda. and 360networks do Brasil Ltda. (filed on March 30, 2001 as an exhibit to the Company’s 2000 Annual Report on Form 10K and incorporated herein by reference).
10.10	Master Loan Agreement dated as of June 6, 2001 among Harris Canada, Inc. and the Company, IMPSAT Argentina, IMPSAT Brazil, IMPSAT Colombia, IMPSAT Ecuador, and IMPSAT Venezuela (filed on August 16, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).
10.11	Amended and Restated Financing Agreement between IMPSAT Argentina and Nortel Networks (filed on August 16, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.11: Amended and Restated Financing Agreement between IMPSAT Brazil and Nortel Networks.
21.1	List of subsidiaries of the registrants (incorporated by reference to the “Business — General” section of the Company’s Annual Report on Form 10-K for 2001 and incorporated herein by reference).
99.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.3	Certification by IMPSAT Argentina’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.4	Certification by IMPSAT Argentina’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.

(a)(2) List of Schedules. All schedules for which provision is made in the applicable accounting regulations of the Commission are omitted because they are not applicable, or the information is included in the financial statements included herein.

(b) Reports on Form 8-K. On June 11, 2002 we filed a Current Report on Form 8-K disclosing that IMPSAT Fiber Networks, Inc. had filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code.

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

Date: August 14, 2002

IMPSAT S.A.

By:	/s/ JORGE PATERNOSTRO

Jorge Paternostro
Chief Accounting Officer

Date: August 14, 2002