Form 10-Q
period 2002-09-30
IMPSAT FIBER NETWORKS INC
filed 2002-11-15
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2002, the Company had outstanding 91,428,570 shares of Common Stock, $0.01 par value.

IMPSAT Fiber Networks, Inc.
IMPSAT S.A.

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars)
(Unaudited)

	December 31,	September 30,
	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,606	$33,096
Trading investments	29,319	26,074
Trade accounts receivable, net	58,411	38,209
Other receivables	39,003	15,814
Prepaid expenses	3,429	3,443

Total current assets	165,768	116,636

BROADBAND NETWORK, Net	310,598	220,926

PROPERTY, PLANT AND EQUIPMENT, Net	214,459	183,806

NON-CURRENT ASSETS:
Investments in common stock	3,307	1,594
Deferred financing costs, net	10,752
Other non-current assets	13,690	12,045

Total non-current assets	27,749	13,639

TOTAL	$718,574	$535,007

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES
Accounts payable — trade	$86,999	$71,109
Short-term debt	8,323
Current portion of long-term debt	959,076	282,292
Accrued and other liabilities	79,237	64,494

Total current liabilities	1,133,635	417,895
LONG-TERM DEBT, Net	23,189	29,238
OTHER LONG-TERM LIABILITIES	14,973	9,409
DEFERRED REVENUES	99,419	95,630

Total liabilities not subject to compromise	1,271,216	552,172

LIABILITIES SUBJECT TO COMPROMISE		727,522

Total liabilities	1,271,216	1,279,694

COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS’ DEFICIENCY:
Common Stock, $0.01 par value; 300,000,000 shares authorized, 91,428,570 shares issued and outstanding at December 31, 2001 and September 30, 2002	914	914
Additional paid in capital	537,924	538,349
Accumulated deficit	(1,072,330)	(1,309,157)
Deferred stock-based compensation	(5,438)	(5,438)
Accumulated other comprehensive (loss) income	(13,712)	30,645

Total stockholders’ deficiency	(552,642)	(744,687)

TOTAL	$718,574	$535,007

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

NET REVENUES:
Data and value added services	$59,097	$43,901	$178,186	$138,289
Internet	11,612	6,333	34,453	21,454
Telephony	3,406	2,915	6,562	11,234
Services to carriers	1,560	1,823	5,727	5,323
Sales of equipment	895	336	11,718	762

Total net revenues from services and equipment	76,570	55,308	236,646	177,062

Broadband network development revenues			7,197

Total net revenues	76,570	55,308	243,843	177,062

COSTS AND EXPENSES:
Direct costs:
Contracted services	10,150	3,676	30,094	15,013
Other direct costs	7,653	5,629	20,816	17,190
Leased capacity	21,851	17,422	67,236	57,321
Broadband network cost			3,335
Cost of equipment sold	722	67	8,219	307

Total direct costs	40,376	26,794	129,700	89,831

Salaries and wages	20,835	10,852	64,932	36,487
Selling, general and administrative	12,251	6,243	41,721	20,406
Provision for asset impairment	234,625		234,625
Depreciation and amortization	32,888	16,706	92,566	63,974

Total costs and expenses	340,975	60,595	563,544	210,698

Operating loss	(264,405)	(5,287)	(319,701)	(33,636)

OTHER INCOME (EXPENSES):
Interest income and investment gains	1,706	436	9,798	1,963
Interest expense (contractual interest of $36,899 and $114,385 in 2002, respectively)	(35,761)	(13,438)	(105,983)	(86,117)
Net loss on foreign exchange	(26,132)	(62,621)	(50,282)	(115,052)
Recognition of other-than-temporary decline in value of investments	(19,537)		(19,537)
Reorganization items		(9,297)		(14,989)
Other loss, net	(311)	(2,105)	(163)	(3,805)

Total other expenses	(80,035)	(87,025)	(166,167)	(218,000)

LOSS BEFORE INCOME TAXES	(344,440)	(92,312)	(485,868)	(251,636)
BENEFIT FROM (PROVISION FOR) FOREIGN INCOME TAXES	84	(407)	(26,403)	(1,558)

LOSS BEFORE EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT	(344,356)	(92,719)	(512,271)	(253,194)
GAIN ON EARLY EXTINGUISHMENT OF DEBT				16,367

NET LOSS	$(344,356)	$(92,719)	$(512,271)	$(236,827)

NET LOSS PER COMMON SHARE:
LOSS BEFORE EXTRAORDINARY ITEM	$(3.77)	$(1.01)	$(5.60)	$(2.77)
EXTRAORDINARY ITEM				0.18

NET LOSS, BASIC AND DILUTED	$(3.77)	$(1.04)	$(5.60)	$(2.59)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC AND DILUTED	91,429	91,429	91,429	91,429

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

NET LOSS	$(344,356)	$(92,719)	$(512,271)	$(236,827)

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(488)	37,247	(5,470)	44,954
Change in unrealized loss on investments available for sale	(407)	(225)	(8,852)	(1,454)
Recognition of other-than-temporary decline in value of investment	19,537	41	19,537	857

TOTAL	18,642	37,063	5,215	44,357

COMPREHENSIVE LOSS	$(325,714)	$(55,656)	$(507,056)	$(192,470)

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR NINE MONTHS ENDED SEPTEMBER 30, 2002
(In thousands of U.S. Dollars)
(Unaudited)

						Accumulated
						Other
	Common Stock		Additional		Deferred	Comprehensive
			Paid In	Accumulated	Stock-Based	(Loss)
	Shares	Amount	Capital	Deficit	Compensation	Income	Total

BALANCE AT DECEMBER 31, 2001	91,428,570	$914	$537,924	$(1,072,330)	$(5,438)	$(13,712)	$(552,642)
Amortization of amount paid in excess of carrying value of net assets acquired from related party			425				425
Change in unrealized loss on investment available for sale						(1,454)	(1,454)
Recognition of other-than-temporary decline in value of investment						857	857
Foreign currency translation adjustment						44,954	44,954
Net loss for the period				(236,827)			(236,827)

BALANCE AT SEPTEMBER 30, 2002.	91,428,570	$914	$538,349	$(1,309,157)	$(5,438)	$30,645	$(744,687)

See notes to condensed consolidated financial statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(512,271)	$(236,827)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities, net of acquisition:
Amortization and depreciation	92,566	63,974
Provision for doubtful accounts	6,906	7,653
Recognition of other-than-temporary decline in value of investment	19,537	857
Gain on early extinguishment of debt		(16,367)
Deferred income tax provision	25,361	167
Provision for asset impairment	234,625
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable, net	(9,396)	14,875
Increase in prepaid expenses	(1,699)	(14)
Decrease in other receivables and other non-current assets	5,502	67,121
Increase in accounts payable — trade	17,015	45,710
(Decrease) increase in accrued and other liabilities	(1,248)	81,465
Increase (decrease) in deferred revenues	43,491	(3,789)
Decrease in other long-term liabilities	(15,893)	(5,564)

Net cash (used in) provided by operating activities	(95,504)	19,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in trading investments	220,192	3,245
Purchases of broadband network, net of disposals	(59,037)	(4,283)
Purchases of property, plant and equipment, net of disposals	(62,125)	(8,657)
Decrease in other investment	(306)

Net cash provided by (used in) investing activities	98,724	(9,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt	(5,955)	(8,323)
Proceeds from long-term debt	20,144	1,526
Repayments of long-term debt	(19,288)	(5,894)

Net cash provided by (used in) financing activities	(5,099)	(12,691)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(5,470)	615

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,349)	(2,510)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	67,737	35,606

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$60,388	$33,096

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$105,786	$16,126

Foreign income taxes paid	$1,410	$1,769

Cash paid during period for reorganization items:
Professional fees		$2,878

Other reorganization payments		$2,814

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change to unrealized gain (loss) in investment available for sale	$(8,852)	$(1,454)

Broadband network vendor financing	$29,184

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands of U.S. dollars, except for per share amounts)

1.     GENERAL

      IMPSAT Fiber Networks, Inc., a Delaware holding company (the “Holding Company”), and subsidiaries (the “Company”) is a leading integrated provider of broadband Internet, data and voice services in Latin America. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. In addition, the Company has built an extensive pan-Latin American high capacity fiber optic network (“Broadband Network”).

      The Company currently provides telecommunications services to its customers using its local access and long haul fiber optic and satellite networks. The deployed facilities include 15 metropolitan area networks in the largest cities of the region, long haul networks across Argentina, Brazil, Chile and Colombia, and leased submarine capacity to link South America to the United States. In addition, the Company has 500,000 gross square feet of premises housing advanced hosting capabilities.

      The Holding Company’s operating subsidiaries are wholly owned (except for a small number of shares issued to other persons to comply with local corporate law requirements). A listing of the Holding Company’s operating subsidiaries is as follows:

Argentina	Impsat S.A.
Brazil	Impsat Comunicacoes Ltda.
Chile	Impsat Chile S.A.
Colombia	Impsat S.A.
Ecuador	Impsatel del Ecuador S.A.
Mexico	Impsat S.A. de C.V.
Peru	Impsat Peru S.A.
USA	Impsat USA, Inc.
Venezuela	Telecomunicaciones Impsat S.A.

      In addition, the Holding Company owns other subsidiaries, which serve intermediary functions to the Holding Company and its operating subsidiaries.

      Financial Restructuring — On March 11, 2002, the Holding Company, which has been advised by Houlihan Lokey Howard & Zukin Capital, concluded negotiations with an ad hoc committee representing certain creditors under the Holding Company’s Broadband Network Vendor Financing Agreements, and certain holders of its $125.0 million 12.125% Senior Guaranteed Notes due 2003, $300.0 million 13.75% Senior Notes due 2005 and $225.0 million 12.375% Senior Notes due 2008 (collectively, the “Senior Notes”) of a non-binding term sheet agreement in principle (the “Restructuring Term Sheet”) relating to the terms of a proposed restructuring of these long-term obligations, as part of a comprehensive financial restructuring of the Company. The Restructuring Term Sheet, contemplates the following principal components of the proposed restructuring plan:

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

      The Restructuring Term Sheet provided that completion of the proposed restructuring plan would be subject to certain conditions, including the plan’s acceptance by affected classes of the Holding Company’s securities holders in accordance with the United States Bankruptcy Code (“Bankruptcy Code”).

      Petition for Relief Under Chapter 11 — On June 11, 2002 (the “Petition Date”), the Holding Company filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of New York. Under Chapter 11, certain claims against the Holding Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Holding Company continues business operations as Debtor-in-possession. These claims are reflected in the September 30, 2002 consolidated balance sheet as “liabilities subject to compromise”. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

      On September 4, 2002, the Holding Company filed a Disclosure Statement (the “Disclosure Statement”) and a Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan reflects the terms of the pre-arranged plan of reorganization that holders of the indebtedness under the Company’s Vendor Financing Agreements and Senior Notes agreed to support. The Plan, if approved, would restructure the Company’s indebtedness in the manner described above under the caption “Financial Restructuring.” The Disclosure Statement summarizes the Plan and contains information concerning among other matters the history, business, results of operations, management, properties, liabilities and the assets available for distribution under the Plan as well as the anticipated organization and operation of a reorganized Holding Company. The Disclosure Statement also describes certain effects of Plan confirmation, certain risk factors associated with the Plan the manner in which distributions will be made to the Company’s creditors under the Plan for all amounts that were owed to such parties on the Petition Date and the confirmation process and voting procedures that holders of claims in impaired classes must follow for their votes to be counted. On or around November 1, 2002, the Plan and Disclosure Statement were mailed to the impaired creditors and other interests who are entitled to vote on confirmation of the Plan. Notice of the Plan was also mailed to the Holding Company’s equity holders, but because they will receive nothing on account of their claims under the Plan, the votes of the equity holder class were not solicited. December 3, 2002 has been established as the

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deadline for the receipt of votes to accept or reject the Plan. The Bankruptcy Court has scheduled a hearing for December 11, 2002 to consider confirmation of the Plan. At the confirmation hearing; the Bankruptcy Court will determine whether sufficient acceptances have been received to confirm the Plan or, if not, whether it is nevertheless confirmable under applicable bankruptcy law. Assuming the Bankruptcy Court approves the Plan, the Company currently expects the Plan to become effective and the Company’s Chapter 11 restructuring proceeding to be completed prior to December 31, 2002. No assurance can be given, however, that the Bankruptcy Court will confirm the Plan or, if confirmed, that the Plan will be consummated in the manner that the Company anticipates or at all.

      The Holding Company’s unconsolidated balance sheet as of September 30, 2002 consists primarily of cash and trading investments of approximately $26.0 million, other assets of approximately $0.2 million and the net investment in each of its consolidated subsidiaries. The Holding Company’s liabilities consists primarily of accounts payable of approximately $2 million and the “liabilities subject to compromise” described in Note 11.

      The Holding Company’s statement of operations for the nine months ended September 30, 2002 consists of the equity in the earnings of its consolidated subsidiaries, interest income earned on its trading investments, offset by the interest expense on the Senior Notes, certain general and administrative expenses and the reorganization items described in Note 11.

      The accompanying condensed consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Holding Company; or (d) as to operations, the effect of any changes that may be made in the business of the Holding Company and its subsidiaries.

      Going Concern Matters — The Company’s history of losses, negative working capital, stockholders’ deficiency and the Chapter 11 proceedings raise substantial doubt about the Holding Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Holding Company be unable to continue as a going concern. The ability of the Holding Company to continue as a going concern and to appropriately use the going concern basis is dependent upon, among other things, (i) the Holding Company’s ability to revise and implement its business plan, (ii) confirmation of the reorganization plan under the Bankruptcy Code, (iii) the Holding Company’s ability to achieve profitable operations after such confirmation, and (iv) the Holding Company’s ability to generate sufficient cash from operations to meet its obligations. The consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might result from the uncertainties described above.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation — The financial statements are presented on a condensed consolidated basis and include the accounts of IMPSAT Fiber Networks, Inc and its subsidiaries. All significant intercompany transactions and balances have been eliminated. AICPA Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, was followed in the preparation of these condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Interim Financial Information — The unaudited condensed consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2001 and 2002 have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

      Currency Risks — In early January 2002, as Argentina’s ongoing political and financial crisis deepened, the country defaulted on its massive foreign debt and the government of President Eduardo Duhalde, who entered office on January 1, 2002, abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 at 1.65 pesos to the U.S. dollar and has been volatile since. At September 30, 2002, the Argentine peso traded at pesos 3.75 to the U.S. dollar. The devaluation of the Argentine peso will generally affect the Company’s condensed consolidated financial statements by generating foreign exchange gains or losses on peso-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in the Company’s revenues, costs and expenses in Argentina.

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

      The Company’s results in Brazil also were adversely affected during the period by the devaluation of the Brazilian real against the U.S. dollar. At June 30, 2001, the real traded at a rate of R$2.83 = $1.00, and at September 30, 2002 it had depreciated to R$3.84 = $1.00. These and prior devaluations have had a negative effect on the Company’s real-denominated revenues. The devaluation of the real and the decline in growth in the Brazilian economy have been caused in part by the continued recession in the region, a general aversion to emerging markets by foreign direct and financial investors and the overall decline in worldwide economic production. On October 27, 2002, Luiz Inacio Lula da Silva of the left-wing Workers’ Party was elected president of Brazil. Although, as a candidate, Mr. da Silva expressed support for tightening of Brazil’s fiscal policy as a condition of an IMF loan and promised to honor and stabilize government debt, anxiety has persisted within the investor community regarding whether Mr. da Silva can restore financial confidence and quickly establish trust in his administration and its ability to govern. A protraction or worsening of the economic difficulties in Brazil, including further currency devaluations, could have a material adverse effect on IMPSAT Brazil’s and the Company’s overall financial condition and results of operations.

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

      No single customer accounted for greater than 10% of total net revenues from services for the three and nine months ended September 30, 2001 and 2002.

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

      During the three and nine month periods ended September 30, 2002, no impairments were recorded.

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

      Accumulated Other Comprehensive Loss — Accumulated other comprehensive loss is comprised as follows:

		Unrealized Loss
	Foreign	on Investments
	Currency	Available for
	Translation	Sale	Total

Balance at December 31, 2001	$(13,395)	$(317)	$(13,712)
Change during the period	44,954	(597)	44,357

Balance at September 30, 2002	$31,559	$(914)	$30,645

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

3.     INVESTMENTS

      The Company’s investments consist of the following at December 31, 2001 and September 30, 2002:

	December 31,	September 30,
	2001	2002

Trading investments, at fair value	$29,319	$26,074

Investments in common stock	$3,307	$1,594

      The Company’s trading investments consist of high-quality, short-term investments with maturities of less than 360 days.

      The Company’s investment in common stock includes a 3.3% ownership interest in the outstanding common stock of Claxson Interactive Group Inc., an integrated media company with operations in Latin America. This investment is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure. During the period ended September 30, 2002, the Company recorded a non-cash charge of $0.8 million which reflected an other-than-temporary decline in value of this investment based upon a sustained reduction in the quoted market price.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     TRADE ACCOUNTS RECEIVABLE

      Trade accounts receivable, by operating subsidiaries, at December 31, 2001 and September 30, 2002, are summarized as follows:

	December 31,	September 30,
	2001	2002

IMPSAT Argentina	$51,037	$29,083
IMPSAT Brasil	6,714	3,816
IMPSAT Colombia	5,033	3,942
IMPSAT Venezuela	6,637	8,410
All other countries	12,772	11,237

Total	82,193	56,488
Less: allowance for doubtful accounts	(23,782)	(18,279)

Trade accounts receivable, net	$58,411	$38,209

      The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables are susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers’ financial history is analyzed.

      The activity for the allowance for doubtful accounts for the year ended December 31, 2001 and for the nine months ended September 30, 2002 is as follows:

	December 31,	September 30,
	2001	2002

Beginning balance	$22,509	$23,782
Provision for doubtful accounts	16,784	7,653
Write-offs, net of recoveries	(7,697)	(2,799)
Effect of exchange rate change	(7,814)	(10,357)

Ending balance	$23,782	$18,279

5.     OTHER RECEIVABLES

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2001 and September 30, 2002:

	December 31,	September 30,
	2001	2002

IMPSAT Argentina	$22,155	$4,600
IMPSAT Brazil	3,209	1,847
IMPSAT Colombia	3,777	2,574
IMPSAT Venezuela	2,667	1,494
All other countries	7,195	5,299

Total	$39,003	$15,814

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     BROADBAND NETWORK AND AGREEMENTS

      Broadband network and related equipment consists of the following at December 31, 2001 and September 30, 2002:

	December 31,	September 30,
	2001	2002

Network infrastructure	$168,301	$128,520
Equipment and materials	132,494	120,654
Right of ways	16,056	8,946
IRU investments	46,913	40,658

Total	363,764	298,678
Less: accumulated depreciation	(83,373)	(96,663)

Total	280,391	202,015
Under construction — Network infrastructure	30,207	18,911

Total	$310,598	$220,926

      The recap of accumulated depreciation for the year ended December 31, 2001 and for the nine months ended September 30, 2002 is as follows:

	December 31,	September 30,
	2001	2002

Beginning balance	$46,433	$83,373
Depreciation expense	41,173	23,842
Disposals and retirements	(4,233)	(10,552)

Ending balance	$83,373	$96,663

      Nortel Networks Agreements — On September 6, 1999, the Company executed two turnkey agreements with Nortel Networks Limited (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina and Brazil for approximately $265 million.

      On October 25, 1999, each of IMPSAT Argentina and IMPSAT Brazil signed definitive agreements with Nortel to borrow an aggregate of up to approximately $149.1 million and $148.3 million, respectively, of long-term vendor financing. The financing, which has a final maturity in 2006, was used to finance Nortel’s construction of the segments of the Broadband Network in Argentina and Brazil as well as additional purchases of telecommunications equipment. The Company has guaranteed the obligations of each of IMPSAT Argentina and IMPSAT Brazil under the Nortel financing agreements. At September 30, 2002, a total of $ 245.4 million was outstanding. (See Note 1 for a description of the restructuring of these amounts under the Holding Company’s proposed restructuring plan.)

      The Company’s subsidiaries have obtained additional vendor financing from Ericsson, Tellabs OY, DMC and Harris Canada, Inc. for the acquisition of fiber optic cable and other telecommunications equipment for the Broadband Network, with respect to which an aggregate of $14.5 million was disbursed and outstanding as of September 30, 2002, which are guaranteed by the Company.

      Global Crossing — During the year ended December 31, 2000, the Company completed and delivered to Global Crossing the portion of the Trans-Andean Crossing System connecting Las Toninas, Argentina and Santiago, Chile. As part of the Broadband Network and the South American Crossing, the Company also constructed turnkey backhaul segments and granted IRUs to Global Crossing in Peru and Brazil between

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Global Crossing’s landing points in those countries and its metropolitan points of presence located at the Company’s telehouses in Lima, Peru and Sao Paulo and Rio de Janeiro, Brazil. In connection with the delivery of such infrastructure to Global Crossing during 2000, the Company recognized during the nine months ended September 30, 2001, revenues and costs totaling $7.2 million and $3.3 million, respectively.

      As part of its arrangements with Global Crossing, the Company has agreed to purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing’s fiber optic cable networks worldwide. These rights enable the Company to interconnect the Company’s networks in Argentina and Brazil and give the Company global international access. The Company had purchased approximately $9.7 million under this agreement as of December 31, 2001 and has not purchased any amount during the nine months ended September 30, 2002, respectively.

      IRU Agreements — The Company has entered into several framework agreements granting IRUs of up to 25 years on the Company’s Broadband Network, including network maintenance services and telehousing space. The Company has received advance payments related to these agreements. These advance payments are recorded as deferred revenue in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2002, the Company recognized approximately $1.8 million and $3.8 million, respectively, from these agreements, which are reflected as services to carriers in the accompanying condensed consolidated statement of operations.

7.     PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 2001 and September 30, 2002, consisted of:

	December 31,	September 30,
	2001	2002

Land	$11,223	$11,185
Building and improvements	68,350	69,396
Operating communications equipment	424,428	408,799
Furniture, fixtures and other equipment	36,376	38,255

Total	540,377	527,635
Less: accumulated depreciation	(332,345)	(348,515)

Total	208,032	179,120
Equipment in transit	3,413	2,773
Works in process	3,014	1,913

Property, plant and equipment, net	$214,459	$183,806

      The recap of accumulated depreciation for the year ended December 31, 2001 and for the nine months ended September 30, 2002, is as follows:

	December 31,	September 30,
	2001	2002

Beginning balance	$265,354	$332,345
Depreciation expense	76,465	39,706
Disposals and retirements	(9,474)	(23,536)

Ending balance	$332,345	$348,515

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     SHORT-TERM DEBT

      As of December 31, 2001, several of the Company’s subsidiaries maintain short-term credit facilities with local banks, denominated in U.S. dollars with interest rates ranging from 14% to 21% and the amount outstanding under these credit facilities totaled approximately $8.3 million. As of September 30, 2002 these credit facilities were repaid and not renewed.

9.     LONG-TERM DEBT

      The Company’s long-term debt at December 31, 2001 and September 30, 2002, is detailed as follows:

	December 31,	September 30,
	2001	2002

Senior Notes:
12.125% Senior Guaranteed Notes due 2003	$125,000
13.75% Senior Notes due 2005	300,000
12.375% Senior Notes due 2008	225,000
Term notes, maturing from 2001 through 2005; collateralized by buildings and equipment, the assignment of customer contracts and investment; denominated in:
U.S. dollars (interest rates 5.81% — 12.66%)	16,325	$11,904
Local currency (interest rates 10.37% — 38.37%)	21,904	21,454
Eximbank notes (interest rates 3.88% — 10.09%), maturing semiannually through 2002 and 2004	18,585	18,275
Vendor financing (3% — 24.68%), maturing 2004 to 2008	275,451	259,897

Total long-term debt	982,265	311,530
Less: current portion including defaulted indebtedness	(959,076)	(282,292)

Long-term debt, net	$23,189	$29,238

      The Senior Notes, the vendor financing and some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

      The Company’s liquidity difficulties have led to non-compliance with certain covenant requirements and payment provisions under the Company’s Broadband Network Vendor Financing Agreements. On October 25, 2001, the Company obtained a waiver of covenant defaults and an extension from these lenders for scheduled principal and interest payments under the Broadband Network Vendor Financing Agreements totaling approximately $36.3 million that were due on that date. The waiver expired on November 25, 2001 and the Broadband Network Vendor Financing Agreements became due and payable, and the Company is in default, see Note 1. The Company did not make the semi-annual interest payments on the Senior Notes due 2003 (which were due on January 15, 2002 and July 15, 2002), on the Senior Notes due 2005 (which were due on February 15, 2002 and August 15, 2002), or on the Senior Notes due 2008 (which were due on December 15, 2001 and June 15, 2002). See Note 1. As a result of the Company’s default under the Broadband Network Vendor Financing Agreements, the defaulted amounts have been reclassified to current portion of long-term debts as of December 31, 2001 and September 30, 2002, respectively.

      During the second quarter of 2002, the Company extinguished certain of its vendor financing obligations prior to maturity and recorded a gain on early extinguishment of approximately $16.4 million.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     INCOME TAXES

      The composition of the (provision for) benefit from income taxes, all of which is for foreign taxes, for the three and nine months ended September 30, 2001 and 2002 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Current	$(435)	$(412)	$(1,042)	$(1,391)
Deferred	519	5	(25,361)	(167)

Total	$84	$(407)	$(26,403)	$(1,558)

      The foreign statutory tax rates range from 15% to 35% depending on the particular country.

      As of September 30, 2002, the Company has recorded a valuation allowance to offset its entire net deferred tax asset.

11.     LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

      Liabilities subject to compromise — This refers to liabilities incurred prior to the commencement of the Chapter 11 case. These liabilities consist primarily of amounts outstanding under the Company’s Senior Notes and also includes accounts payable, accrued interest and other accrued expenses. These amounts represent the Company’s estimate of known or potential claims to be resolved in connection with the Chapter 11 case. Such claims remain subject to future adjustments. Adjustments may result from (i) negotiations, (ii) actions of the Bankruptcy Court, (iii) further developments with respect to disputed claims, (iv) future rejection of additional executory contracts or unexpired leases, (v) the determination as to the value of any collateral securing claims, (vi) proof of claims or (vii) other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with a plan of reorganization.

      The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below:

Senior Notes:
12.125% Senior Guaranteed Notes due 2003	$125,000
13.75% Senior Notes due 2005	300,000
12.375% Senior Notes due 2008	225,000
Accrued Interest	77,317
Accounts payable	205

Total	$727,522

Contractual interest expense not accrued on prepetition debt totaled $28.3 million for the period that began as of June 11, 2002. the date of the Holding Company’s petition for relief under chapter 11 of the Bankruptcy Code, and ended September 30, 2002.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reorganization items — Reorganization items during the three and nine months period ended September 30, 2002 are comprised of the following:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2002	September 30, 2002

Write-off of deferred financing costs	$7,910	$7,910
Professional fees	1,387	7,079

Total	$9,297	$14,989

12.     OPERATING SEGMENT INFORMATION

      The Company’s operating segment information, by subsidiary, is as follows for the three and nine months ended September 30, 2001 and 2002:

Three Months Ended September 30,

					All other
2002	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Data & value added services:
Satellite	$3,974	$2,355	$4,133	$5,512	$7,027	$(1,619)	$21,382
Broad Band	3,727	3,271	8,670	1,192	5,581	(3,332)	19,109
Value added services	1,335	784	187	206	3,779	(2,881)	3,410

Subtotal	9,036	6,410	12,990	6,910	16,387	(7,832)	43,901

Internet	1,585	856	1,132	631	2,703	(574)	6,333
Telephony	1,858				1,688	(631)	2,915
Services to carriers	906	633	63		241	(20)	1,823
Sales of equipment	204	9	5	86	32		336

Total net revenues	$13,589	$7,908	$14,190	$7,627	$21,051	$(9,057)	$55,308

Operating income (loss)	$(4,459)	$(949)	$734	$1,595	$(2,208)		$(5,287)

Total assets	$178,558	$106,938	$88,887	$55,352	$105,272		$535,007

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					All other
2001	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Data & value added services:
Satellite	$13,041	$4,156	$5,275	$6,226	$8,115	$(3,987)	$32,826
Broad Band	7,981	2,909	9,058	903	3,360	(2,256)	21,955
Value added services	2,008	51	170	401	4,007	(2,321)	4,316

Subtotal	23,030	7,116	14,503	7,530	15,482	(8,564)	59,097

Internet	4,884	2,428	976	524	3,907	(1,107)	11,612
Telephony	2,418				1,899	(911)	3,406
Services to carriers	910	113			794	(257)	1,560
Sales of equipment	830		6	26	33		895

Total net revenues from services and equipment	$32,072	$9,657	$15,485	$8,080	$22,115	$(10,839)	$76,570

Operating income (loss)	$(115,927)	$(33,340)	$(1,474)	$674	$(114,338)		$(264,405)

Total assets	$460,215	$157,657	$104,985	$59,679	$153,034		$935,570

Nine Months Ended September 30,

					All other
2002	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Data & value added services:
Satellite	$12,939	$9,229	$13,155	$16,636	$23,020	$(6,139)	$68,840
Broad Band	11,498	11,697	26,933	3,428	15,601	(10,238)	58,919
Value added services	3,914	2,392	547	1,015	11,431	(8,769)	10,530

Subtotal	28,351	23,318	40,635	21,079	50,052	(25,146)	138,289

Internet	5,284	3,366	3,379	1,896	10,003	(2,474)	21,454
Telephony	7,282				8,417	(4,465)	11,234
Services to carriers	2,481	2,034	182		695	(69)	5,323
Sales of equipment	308	9	14	210	221		762

Total net revenues	$43,706	$28,727	$44,210	$23,185	$69,388	$(32,154)	$177,062

Operating income (loss)	$(22,445)	$(13,045)	$1,935	$3,601	$(3,682)		$(33,636)

Total assets	$178,558	$106,938	$88,887	$55,352	$105,272		$535,007

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					All other
2001	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Data & value added services:
Satellite	$42,033	$11,419	$17,073	$18,758	$25,496	$(9,785)	$104,994
Broad Band	23,451	6,590	25,547	2,327	7,588	(4,806)	60,697
Value added services	4,969	3,187	374	697	11,750	(8,482)	12,495

Subtotal	70,453	21,196	42,994	21,782	44,834	(23,073)	178,186

Internet	13,283	8,702	3,135	1,406	11,919	(3,992)	34,453
Telephony	4,799				3,134	(1,371)	6,562
Services to carriers	2,587	941	99		3,093	(993)	5,727
Sales of equipment	4,886	2,625	485	1,194	2,528		11,718

Total net revenues from services and equipment	96,008	33,464	46,713	24,382	65,508	(29,429)	236,646

Broadband network development revenues		2,552			4,645		7,197

Total net revenues	$96,008	$36,016	$46,713	$24,382	$70,153	$(29,429)	$243,843

Operating income (loss)	$(144,984)	$(53,529)	$(1,120)	$997	$(121,065)		$(319,701)

Total assets	$460,215	$157,657	$104,985	$59,679	$153,034		$935,570

13.     COMMITMENTS AND CONTINGENCIES

      Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $25.4 million through the year 2006. In addition, the Company had committed to long-term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, and the United States for approximately $3.3 million per year through 2006. The Company has commitments to purchase communications and data center equipment amounting to approximately $2.3 million at September 30, 2002.

      The Company has commitments for additional IRU investments totaling approximately $63.9 million in the aggregate under its various IRU agreements. These commitments are not included in the condensed consolidated balance sheet as of September 30, 2002.

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

      During the pendency of the arbitration and litigation proceedings, the Company will continue to include as deferred revenues on its condensed consolidated balance sheet the amount received from 360networks as down payments under the terminated contracts, after deducting amounts that were due and payable at the time of the termination of the contracts. As of September 30, 2002, the balance of such deferred revenue was $22.6 million.

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

IMPSAT S.A.

CONDENSED BALANCE SHEETS

(In thousands of U.S. Dollars)
(Unaudited)

	December 31,	September 30,
	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,979	$5,628
Trade accounts receivable, net	33,924	17,874
Receivable from affiliated companies	17,715	16,884
Other receivables	22,155	4,600
Prepaid expenses	1,730	1,043

Total current assets	79,503	46,029

BROADBAND NETWORK, Net	105,995	96,977

PROPERTY, PLANT AND EQUIPMENT, Net	40,149	28,694

NON-CURRENT ASSETS:
Investments in common stock	2,429	1,538
Other non-current assets	7,395	5,320

Total non-current assets	9,824	6,858

TOTAL	$235,471	$178,558

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
CURRENT LIABILITIES:
Accounts payable — trade	$59,535	$66,243
Advances from affiliated companies	2,448	5,852
Current portion of long-term debt	162,390	148,215
Accrued and other liabilities	15,422	25,398

Total current liabilities	239,795	245,708

LONG-TERM DEBT, Net	3,183	85

DEFERRED REVENUES	52,653	50,870

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDER’S DEFICIENCY:
Common Stock, $0.01 par value 73,775 shares issued and outstanding at December 31, 2001 and September 30, 2002	4	4
Paid in capital	331,179	331,179
Accumulated deficit	(391,024)	(448,372)
Accumulated other comprehensive loss	(319)	(916)

Total stockholder’s deficiency	(60,160)	(118,105)

TOTAL	$235,471	$178,558

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

NET REVENUES:
Data and value added services	$23,030	$9,036	$70,453	$28,351
Internet	4,884	1,585	13,283	5,284
Telephony	2,418	1,858	4,799	7,282
Services to carriers	910	906	2,587	2,481
Sales of equipment	830	204	4,886	308

Total net revenues	32,072	13,589	96,008	43,706

COSTS AND EXPENSES:
Direct costs:
Contracted services	5,028	1,209	13,568	4,526
Other direct costs	4,912	3,270	13,122	9,401
Leased capacity	9,802	4,860	27,752	18,538
Cost of equipment sold	723	35	4,138	116

Total direct costs	20,465	9,374	58,580	32,581

Salaries and wages	9,581	1,983	27,722	6,805
Selling, general and administrative	4,641	1,456	15,579	5,394
Depreciation and amortization	14,982	5,237	40,781	21,371
Provision for asset impairment	98,330		98,330

Total costs and expenses	147,999	18,050	240,992	66,151

Operating loss	(115,927)	(4,459)	(144,984)	(22,445)

OTHER INCOME (EXPENSES):
Interest income and investment gains	595	168	1,349	755
Interest expense	(5,936)	(5,740)	(17,386)	(23,982)
Net loss on foreign exchange	(587)	1,061	(593)	(11,708)
Other income (loss), net	285	(35)	295	32

Total other expenses, net	(5,643)	(4,546)	(16,335)	(34,903)

LOSS BEFORE INCOME TAXES	(121,570)	(9,005)	(161,319)	(57,348)
PROVISION FOR INCOME TAXES			(8,667)

NET LOSS	$(121,570)	$(9,005)	$(169,986)	$(57,348)

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

NET LOSS	$(121,570)	$(9,005)	$(169,986)	$(57,348)
OTHER COMPREHENSIVE LOSS:
Change in unrealized loss on investment available for sale	(1)	(186)	(820)	(597)

TOTAL	(1)	(186)	(820)	(597)

COMPREHENSIVE LOSS	$(121,571)	$(9,191)	$(170,806)	$(57,945)

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(In thousands of U.S. Dollars)
(Unaudited)

				Accumulated
				Other
	Common	Paid in	Accumulated	Comprehensive
	Stock	Capital	Deficit	(Loss)	Total

BALANCE AT DECEMBER 31, 2001.	$4	$331,179	$(391,024)	$(319)	$(60,160)
Change in unrealized loss on investment available for sale				(597)	(597)
Net loss for the period			(57,348)		(57,348)

BALANCE AT SEPTEMBER 30, 2002	$4	$331,179	$(448,372)	$(916)	$(118,105)

See notes to condensed financial statements.

IMPSAT S.A.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(169,986)	$(57,348)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisition:
Amortization and depreciation	40,781	21,371
Provision for asset impairment	98,330
Provision for doubtful accounts	5,177	5,896
Deferred income tax provision	8,667
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable	(9,328)	10,154
(Increase) decrease in prepaid expenses	(356)	687
(Increase) decrease in other receivables and other non-current assets	(8,970)	19,631
Increase (decrease) in accounts payable — trade	28,155	(8,956)
Increase (decrease) in deferred revenues	17,651	(1,783)
Increase in accrued and other liabilities	3,155	9,975

Net cash provided by (used in) operating activities	13,276	(373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of broadband network, net of disposals	(51,780)	(453)
Purchases of property, plant and equipment, net of disposals	(25,711)	(446)
(Increase) decrease in other investment	(391)	295

Net cash used in investing activities	(77,882)	(604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from short-term debt	(8,860)
Changes in advances to/from affiliates	(10,268)	4,235
Repayments of long-term debt	(1,077)	(1,609)
Shareholder’s capital contribution	80,854

Net cash provided by financing activities	60,649	2,626

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,957)	1,649
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	12,051	3,979

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$8,094	$5,628

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$8,912	$2,149

Income taxes paid		$793

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change to unrealized loss on investment available for sale	$(820)	$(597)

Broadband Network Vendor financing	$20,597

See notes to condensed financial statements.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Tables in thousands of U.S. dollars)

1.     GENERAL

      IMPSAT S.A. (the “Company”) is a leading integrated provider of broadband Internet, data and voice services in Argentina. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers in Argentina. It provides its services through its advanced telecommunications networks comprised of owned teleports, earth stations, fiber optic and microwave links and leased satellite capacity. As of September 30, 2002, the Company is a 100% owned subsidiary of IMPSAT Fiber Networks, Inc. (the “Parent Company”).

      Financial Restructuring — On March 11, 2002, the Parent Company, which has been advised by Houlihan Lokey Howard & Zukin Capital, concluded negotiations with an ad hoc committee representing certain creditors under the Parent Company’s Broadband Network Vendor Financing Agreements and certain holders of its $125.0 million 12.125% Senior Guaranteed Notes due 2003, $300.0 million 13.75% Senior Notes due 2005 and $225.0 million 12.375% Senior Notes due 2008 of a non-binding term sheet agreement in principle (the “Restructuring Term Sheet”) relating to the terms of a proposed restructuring of these long-term obligations, as part of a comprehensive financial restructuring of the Parent Company and the Company. The Restructuring Term Sheet, contemplates the following principal components of the proposed restructuring plan:

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

      Petition for Relief Under Chapter 11 — On June 11, 2002, the Parent Company filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of New York. Under Chapter 11, certain claims against the Parent Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Parent Company continues business operations as debtor-in-possession.

      On September 4, 2002, the Parent Company filed a Disclosure Statement (the “Disclosure Statement”) and a Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan reflects the terms of the pre-arranged plan of reorganization that holders of a majority of our indebtedness under the Company’s Vendor Financing Agreements and Parent Company’s Senior Notes agreed to support pursuant to certain binding lock-up agreements they signed with the Parent Company prior to the Petition Date. The Plan, if approved, would restructure the Parent Company’s indebtedness in the manner described above under the caption, “Financial Restructuring.”

      On or around November 1, 2002, the Plan and Disclosure Statement were mailed to the impaired creditors and other interests who are entitled to vote on confirmation of the Plan. Notice of the Plan was also mailed to the Parent Company’s equity holders, but because they will receive nothing on account of their claims under the Plan, the votes of the equity holder class were not solicited. December 3, 2002 has been established as the deadline for the receipt of votes to accept or reject the Plan. The Bankruptcy Court has scheduled a hearing for December 11, 2002 to consider confirmation of the Plan. At the confirmation hearing, the Bankruptcy Court will determine whether sufficient acceptances have been received to confirm the Plan or, if not, whether it is nevertheless confirmable under applicable bankruptcy law. Assuming the Bankruptcy Court approves the Plan, the Parent Company currently expects the Plan to become effective and the Company’s Chapter 11 restructuring proceeding to be completed prior to December 31, 2002. No assurance can be given, however, that the Bankruptcy Court will confirm the Plan or, if confirmed, that the Plan will be consummated in the manner that the Parent Company anticipates or at all.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Interim Financial Information — The unaudited condensed financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2001 and 2002 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three and nine months ended September 30, 2001 and

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in thousands of U.S. dollars)

2002 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

      Currency Risks — In early January 2002, as Argentina’s ongoing political and financial crisis deepened, the country defaulted on its massive foreign debt and the government of President Eduardo Duhalde, who entered office on January 1, 2002, abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 at 1.65 pesos to the U.S. dollar and has been volatile since. At September 30, 2002, the Argentine peso traded at pesos 3,75 to the U.S. dollar. The devaluation of the Argentine peso will generally affect the Company’s condensed financial statements by generating foreign exchange gains or losses on peso-denominated monetary liabilities and assets of the Company and will generally result in a decrease, in U.S. dollar terms, in the Company’s revenues, costs and expenses in Argentina.

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

      No single customer accounted for greater than 10% of total revenues from services for the nine months ended September 30, 2001 and 2002.

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

      During the three month period ended September 30, 2001, in connection with the Company’s ongoing review of its business plan, cash flow and liquidity position, and the economic environment in Latin America, the Company determined that its long-lived assets primarily related to its telecommunication infrastructure were likely impaired. The Company calculated the present value of its expected cash flows of its operating subsidiaries to determine the fair value of its telecommunication infrastructure. Accordingly, in the three month period ended September 30, 2001, the Company recorded a non-cash impairment charge of $98.3 million. The Company recorded this impairment charge based on internal estimates of fair value, other indicators and not on an independent valuations of its telecommunication infrastructure

      During the three and nine month periods ended September 30, 2002, no impairments were recorded.

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

      Reclassifications — Certain amounts in the 2001 condensed financial statements have been reclassified to conform with the 2002 presentation.

3.     TRADE ACCOUNTS RECEIVABLE

      Trade accounts receivable at December 31, 2001 and September 30, 2002 are summarized as follows:

	December 31,	September 30,
	2001	2002

Trade accounts receivable	$51,037	$29,083
Less: allowance for doubtful accounts	(17,113)	(11,209)

Trade accounts receivable, net	$33,924	$17,874

      The Company provides trade credit to their customers in the normal course of business. Prior to extending credit, the customers’ financial histories are analyzed.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in thousands of U.S. dollars)

      The activity for the allowance for doubtful accounts for the year ended December 31, 2001 and for the nine months ended September 30, 2002 is as follows:

	December 31,	September 30,
	2001	2002

Beginning balance	$16,436	$17,113
Provision for doubtful accounts	15,590	5,896
Write-offs, net of recoveries	(7,099)	(1,984)
Effect of exchange rate change	(7,814)	(9,816)

Ending balance	$17,113	$11,209

4.     OTHER RECEIVABLES

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers other than for fixed assets, and other miscellaneous amounts due to the Company.

5.     BROADBAND NETWORK AND AGREEMENTS

      Broadband network and related equipment at December 31, 2001 and September 30, 2002 consists of:

	December 31,	September 30,
	2001	2002

Network infrastructure	$76,693	$76,956
Equipment and materials	90,222	92,366
IRU investments	2,616	2,616

Total	169,531	171,938
Less: accumulated depreciation	(63,536)	(74,961)

Total	$105,995	$96,977

      The recap of accumulated depreciation for the year ended December 31, 2001 and for the nine months ended September 30, 2002 is as follows:

	December 31,	September 30,
	2001	2002

Beginning balance	$42,084	$63,536
Depreciation expense	23,673	12,731
Disposals and retirements	(2,221)	(1,306)

Ending balance	$63,536	$74,961

      Nortel Networks Agreements — On September 6, 1999, the Company executed a turnkey agreement with Nortel Networks Inc. (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina for approximately $133.1 million.

      On October 25, 1999, the Company signed a definitive agreement with an affiliate of Nortel Networks to borrow an aggregate of up to approximately $149.1 million of long term vendor financing. The financing, which has a final maturity in 2006, was used to finance Nortel’s construction of the segments of the Broadband Network and the purchase of additional equipment to be used by the Company in connection with the operation of the Broadband Network. The Parent Company has agreed to guarantee the obligations of the Company under the Nortel financing agreement. At September 30, 2002, a total of $120.3 million was outstanding under the Nortel Financing Agreement (see Note 8).

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in thousands of U.S. dollars)

      Additionally, the Company has obtained additional vendor financing from Ericsson, Tellabs OY, DMC, Harris Canada, Inc. and Clarent Financial Services Ltd. for the acquisition of fiber optic cable and other telecommunications equipment for the Broadband Network for an aggregate of up to approximately $13.7 million.

      Global Crossing — During the year ended December 31, 2000 the Company completed and delivered to Global Crossing the portion of the Trans-Andean Crossing System connecting Las Toninas, Argentina and Santiago, Chile.

      As part of its arrangements with Global Crossing, the Parent Company or its affiliates have agreed to purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing’s fiber optic cable networks worldwide. These rights enable the Parent Company to interconnect the Parent Company’s networks in Argentina and Brazil and give the Parent Company global international access. The Parent Company had purchased approximately $9.7 million under this agreement as of December 31, 2001 and has not purchased any amount during the nine months ended September 30, 2002, respectively.

      IRU Agreements — The Company has entered into several agreements granting IRUs of up to 25 years to the Company’s broadband network, including network maintenance services and telehousing space. The Company has received advance payments related to these agreements. These advance payments are recorded as deferred revenue in the accompanying condensed balance sheet. During the three and nine months period ended September 30, 2002, the Company recognized approximately $0.6 million and $1.8 million, respectively, from these agreements, which are reflected as services to carriers in the accompanying condensed statement of operations.

6.     PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 2001 and September 30, 2002 consists of:

	December 31,	September 30,
	2001	2002

Land	$3,106	$3,106
Building and improvements	30,909	30,424
Operating communications equipment	142,318	133,439
Furniture, fixtures and other equipment	17,629	19,897

Total	193,962	186,866
Less: accumulated depreciation	(158,278)	(160,235)

Total	35,684	26,631
Equipment in transit	3,047	2,063
Works in process	1,418

Property, plant and equipment, net	$40,149	$28,694

      The recap of accumulated depreciation for the year ended December 31,2001 and for the nine months ended September 30,2002, is as follows:

	December 31,	September 30,
	2001	2002

Beginning balance	$131,378	$158,278
Depreciation expense	31,717	8,640
Disposals and retirements	(4,817)	(6,683)

Ending balance	$158,278	$160,235

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in thousands of U.S. dollars)

7.     INVESTMENTS

      The Company’s investments at December 31, 2001 and September 30, 2002 consist of:

	December 31,	September 30,
	2001	2002

Investment in common stock, at fair value — New Skies Satellites N.V ($2,748 cost at December 31, 2001 and $2,455 cost at September 30, 2002)	$2,429	$1,538

      The Company’s investment in common stock is subject to equity price risk. The Company has not taken any actions to hedge this market risk exposure.

8.     LONG-TERM DEBT

      The Company’s long-term debt at December 31, 2001 and September 30, 2002 is detailed as follows:

	December 31,	September 30,
	2001	2002

Term notes payable, maturing from 2001 through 2004, collateralized by certain assets; denominated in U.S. dollars:	$2,590	$782
Eximbank notes payable (6.27% – 10.09%), maturing semiannually through 200l and 2004.	13,513	13,513
Vendor financing (5.21% – 24.68%), due 2006.	149,470	134,005

Total long-term debt	165,573	148,300
Less: current portion, including defaulted indebtedness	(162,390)	(148,215)

Long-term debt, net	$3,183	85

      The vendor financing and some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

      The Company’s liquidity difficulties have led to non-compliance with certain covenant requirements and payment provisions under the Broadband Network Vendor Financing Agreements. On October 25, 2001, the Company obtained a waiver of covenant defaults and an extension from these lenders for scheduled principal and interest payments under the Broadband Network Vendor Financing Agreements totaling approximately $18.4 million that were due on that date. The waiver expired on November 25, 2001 and the Broadbank Network Vendor Financing Agreements became due and payable. The Company is in default under the Broadbank Network Vendor Financing Agreements, and as a result of the default, an aggregate of $118.0 million and $92,9 million of the defaulted amounts have been reclassified to current portion of long-term debt as of December 31, 2001 and September 30, 2002, respectively.

IMPSAT S.A.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
(Tables in thousands of U.S. dollars)

9.     Income Taxes

      The composition of the provision for income taxes, all of which is for foreign taxes, for the nine months ended September 30, 2001 and 2002 is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2002	2001	2002

Deferred	$—	$—	$(8,667)	$—

Total	$—	$—	$(8,667)	$—

      The statutory tax rate in Argentina is 35%.

      As of September 30, 2002, the Company has recorded a valuation allowance to offset its entire net deferred tax asset.

10.     COMMITMENTS AND CONTINGENCIES

      Commitments — The Company leases satellite capacity with annual rental commitments of approximately $6.4 million through the year 2006. The Company leases telecommunications links with annual rental commitments of approximately $2.0 million through the year 2006. In addition, the Company has commitments to purchase communications and data center equipment amounting to approximately $1.3 million at September 30, 2002. These commitments are not included in the balance sheet as of September 30, 2002.

      Guarantees — The Company is guarantor on the $125 million 12 1/8% Senior Guaranteed Notes due 2003 issued on July 30, 1996 by the Parent Company.

      IMPSAT Brazil, another wholly-owned subsidiary of IMPSAT Fiber Networks, Inc., has entered into a $5.9 million term note with El Camino Resources, which is guaranteed by the Company and the Parent Company. At September 30, 2002, the balance outstanding was approximately $2.2 million.

      360Networks — During June 2001, the Company and IMPSAT Brazil terminated a series of contracts which they had signed in the first quarter of 2001 with subsidiaries of 360americas networks (Bermuda) ltd., a subsidiary of 360 networks, Inc., and certain other subsidiaries of 360 networks, Inc. (collectively “360networks”) to construct and provide IRU dark fiber, capacity services and conduit to 360networks over the Company’s Broadband Network in Argentina and Brazil, as a result of the breach by 360networks of its payment obligation under those contracts, including the new Argentina — Brazil link that the Companies has recently completed. Between March and May 2001, the Company and IMPSAT Brazil made available segments of the IRU desk fiber and capacity services to 360networks for acceptance, but 360networks failed to make certain payments as required by the contracts. 360networks also failed to make certain payments for collocation space in the Company’s and IMPSAT Brazil’s telehouses in Sao Paulo and Rio de Janeiro, Brazil and Buenos Aires, Argentina, and those contracts were terminated as well. The Parent Company has also more recently terminated a contract with 360networks for collocation space in Caracas, Venezuela, also for payment default by 360networks.

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

      During the pendency of the arbitration and litigation proceedings, the Company will continue to include as deferred revenues on its balance sheet the amount received from 360networks as down payments under the terminated contracts, after deducting amounts that were due and payable at the time of the termination of the contracts. As of September 30, 2002, the balance of such deferred revenue was $8.0 million.

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

New Developments and Critical Considerations

      IMPSAT’s Chapter 11 Filing. On June 11, 2002 (the “Petition Date”), IMPSAT Fiber Networks, Inc. (the “Parent Company”) filed a voluntary petition for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Since the Petition Date, the Parent Company has been operating its business and managing its properties as a debtor in possession.

      Our operating subsidiaries did not commence bankruptcy proceedings and we expect them to continue to operate in the ordinary course of business without any court-imposed restrictions.

      We are currently paying the post-petition claims of our trade vendors in the ordinary course of business pursuant to an order of the Bankruptcy Court issued following the petition date. The Bankruptcy Court has also issued orders approving, among other things: (i) maintenance and use of our existing cash management system; (ii) establishing procedures for interim compensation and reimbursement of expenses of professionals; and (iii) maintenance of our existing bank accounts for normal business operations. In addition, on June 25, 2002, the Bankruptcy Court appointed a committee of our unsecured creditors, which is responsible for, among other things, representing the various interests and concerns of the creditors it represents in respect of the formulation of the plan of reorganization and monitoring the Parent Company’s financial condition and the operation of its business during the bankruptcy. The creditors committee is constituted by representatives of the primary entities with which the Parent Company has been negotiating the terms of its Chapter 11 plan of reorganization, including representatives of the holders of our indebtedness under our Broadband Network vendor financing agreements (the “Vendor Financing Agreements”), our 12 1/8% Senior Guaranteed Notes due 2003 (“Senior Notes due 2003”), our 13 3/4% Senior Notes due 2005 (“Senior Notes due 2005”), and our 12 3/8% Senior Notes due 2008 (“Senior Notes 2008”) (collectively, the “Senior Notes”).

      On September 4, 2002, the Parent Company filed a Disclosure Statement (the “Disclosure Statement”) and a Plan of Reorganization (the “Plan”) with the Bankruptcy Court, which documents were filed in amended form on October 23, 2002. The Plan reflects the terms of the pre-arranged plan of reorganization that holders of a majority of the indebtedness under our Vendor Financing Agreements and our Senior Notes agreed to support pursuant to certain binding lock-up agreements they signed with us prior to the Petition Date. The Plan, if approved, would restructure our indebtedness in the manner described in our Quarterly Report on Form 10-Q for the second quarter of 2002 (accessible on the SEC’s website at www.sec.gov). The Disclosure Statement summarizes the Plan and contains information concerning, among other matters, the history, business, results of operations, management, properties, liabilities and the assets available for distribution under the Plan as well as the anticipated organization and operation of a reorganized Parent Company. The Disclosure Statement also describes certain effects of Plan confirmation, certain risk factors associated with the Plan, the manner in which distributions will be made to our creditors under the Plan for all amounts that were owed to such parties on the Petition Date and the confirmation process and voting procedures that holders of claims in impaired classes must follow for their votes to be counted.

      On or around November 1, 2002, the Plan and Disclosure Statement were mailed to the impaired creditors and other interests who are entitled to vote on confirmation of the Plan. Notice of the Plan was also mailed to the Parent Company’s equity holders, but because they will receive nothing on account of their claims under the Plan, the votes of the equity holder class were not solicited. December 3, 2002 has been established as the deadline for the receipt of votes to accept or reject the Plan. The Bankruptcy Court has scheduled a hearing for December 11, 2002 to consider confirmation of the Plan. At the confirmation hearing, the Bankruptcy Court will determine whether sufficient acceptances have been received to confirm the Plan or, if not, whether it is nevertheless confirmable under applicable bankruptcy law. Assuming the Bankruptcy Court approves the Plan, we currently expect the Plan to become effective and our Chapter 11 restructuring proceeding to be completed prior to December 31, 2002. No assurance can be given, however, that the Bankruptcy Court will confirm the Plan or, if confirmed, that the Plan will be consummated in the manner we anticipate or at all.

      Effect of Argentine Peso Devaluation and “Pesification” Decree and Ongoing Economic and Political Crisis on our Results of Operations. In early January 2002, the government of Argentine President Eduardo Duhalde abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. At March 31, 2002, the floating exchange rate was 2.96 pesos to the U.S. dollar, at June 30, 2002, the rate was 3.82 pesos to the U.S. dollar, and at September 30, 2002, the rate was 3.75 pesos to the U.S. dollar. The devaluation of the Argentine peso affects our consolidated financial statements by generating foreign exchange transaction gains or losses on peso-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in our revenues, costs and expenses in Argentina.

      In February 2002, the Argentine government instituted the “pesification” decree. Generally, this decree mandates that all monetary obligations arising from agreements subject to Argentine law denominated in foreign currency and existing as of January 6, 2002 are mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso. Such obligations generally may be adjusted pursuant to an index called the “coeficiente de estabilización de referencia” (“CER”), to be published by the Argentine central bank, which is based on the Argentine consumer price index. Contracts denominated in pesos before the decree continue to be denominated in pesos, unaffected by the decree. The devaluation and the “pesification” of agreements of our company governed by Argentine law may have adverse, unknown and unforeseeable effects on our company.

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

      Argentina is currently trying to negotiate a multibillion-dollar financial aid package from the International Monetary Fund to help overcome that country’s debilitating economic crisis. To date, no such agreement has been reached. It is unclear whether Argentina’s current president, Eduardo Duhalde, will be able to complete his term or, even if he is able to remain in power, whether he will have the necessary support to implement the reforms required to restore economic growth and public confidence. The rapid and radical nature of the recent changes in the Argentine social, political, economic and legal environment, and the absence of a clear political consensus in favor of the new government or any particular set of economic policies, have created an atmosphere of great uncertainty. The Argentine government may enact future regulations or policies that, when finalized and adopted, may adversely and materially impact, among other items: (i) the realized revenues we receive for services offered in Argentina; (ii) the timing of repatriations of any dividends or other cash flows from IMPSAT Argentina to IMPSAT Fiber Networks, Inc. in the United States; (iii) our asset valuations; and (iv) our peso-denominated monetary assets and liabilities.

      Brazil’s Economic Crisis. During the third quarter of 2002, Brazil experienced a significant decline in its financial markets due largely to concerns over the refinancing of Brazil’s foreign debt and the outcome of the October 2002 presidential election. These concerns, which have continued during the fourth quarter, have contributed to higher interest rates on local debt for the government and private sectors, have significantly decreased the availability of funds from lenders outside of Brazil and have decreased the amount of foreign investment in the country. These factors have contributed to a downgrade of Brazil’s foreign currency debt rating and a 36% devaluation of the real against the U.S. dollar during the third quarter of 2002. At June 30, 2002, the real traded at a rate of R$2.83 = $1.00, and at September 30, 2002 it had depreciated to R$3.84 = $1.00. To aid Brazil in its economic recovery efforts, in August 2002, the International Monetary Fund announced a $30 billion loan package for Brazil. The release of the majority of the IMF loan package will, however, depend on Brazil committing to specified fiscal targets in 2003. On October 27, 2002, Luiz Inacio Lula da Silva of the left-wing Workers’ Party was elected president of Brazil. Although, as a candidate, Mr. da Silva expressed support for tightening of Brazil’s fiscal policy as a condition of the IMF’s loan and promised to honor and stabilize government debt, anxiety has persisted within the investor community regarding whether Mr. da Silva can restore financial confidence and quickly establish trust in his administration and its ability to govern. A protraction or worsening of the economic difficulties in Brazil, including further currency devaluations, could have a material adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations.

      Effects of the Global Crossing Insolvency. We are party to a series of agreements initially signed in 1999 with several subsidiaries of Global Crossing Ltd. (collectively, “Global Crossing”) for the provision of telecommunications services. These agreements are described in our Quarterly Report on Form 10-Q for the second quarter of 2002 and in other of our prior filings with the SEC (accessible on the SEC’s website at www.sec.gov). In January 2002, Global Crossing Ltd., along with a number of its subsidiaries, filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

      During the third quarter of 2002, we recognized revenues totaling $3.7 million from Global Crossing for the services provided under our agreements with Global Crossing. Of this amount, $2.7 million represented services billed through the third quarter and $1.0 million represented the revenue recognition effect under the IRUs that we granted to Global Crossing. During the same period, Global Crossing invoiced us a total of $0.6 million, principally for maintenance services on the IRUs that we have acquired from Global Crossing. In general, invoices under our agreements with Global Crossing are submitted quarterly in advance and are payable 30 days after receipt.

      Although the Global Crossing subsidiaries that have amounts outstanding to us were not originally included in Global Crossing’s Chapter 11 filing, during August 2002 Global Crossing amended its Chapter 11 proceeding to include its subsidiaries that are counterparties to the agreements with us. As of October 1, 2002, we submitted invoices for a total of $3.5 million for services to be rendered under our agreements with Global Crossing for the fourth quarter of 2002. As of October 31, 2002, the due date of such invoices, and as of the date of this Quarterly Report, Global Crossing had paid $2.1 million of this amount, and an additional $2.0 million from prior periods was also unpaid. Global Crossing has disputed some of the amounts invoiced. As of September 30, 2002, we have created a doubtful debt reserve against $0.2 million of such amount.

      In light of Global Crossing’s payment defaults to us, we have declined to pay to Global Crossing a total of $0.4 million that Global Crossing has invoiced us for services through the end of 2002. The amounts that we owe Global Crossing are principally owed to Global Crossing Bandwidth, Inc., a subsidiary of Global Crossing that is among the Global Crossing parties that have filed for relief under Chapter 11.

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

      The difficulties being experienced by Global Crossing, including Global Crossing’s Chapter 11 proceeding, could have an adverse effect on our financial condition and operations. At a minimum, Global Crossing’s bankruptcy proceedings are likely to cause delays in our receipt of amounts due to us from Global Crossing. In addition, Global Crossing could seek, in the applicable bankruptcy proceedings, to reject the contracts or to make claims against us in connection with such contracts. In the event of a rejection of any such contracts by Global Crossing, any damages that we might have in respect of such rejected contracts would be treated as claims in the applicable Global Crossing bankruptcy proceedings, which claims may not realize any meaningful recovery to us. In that regard, in connection with Global Crossing’s filing at the end of August 2002 of certain of its subsidiaries, Global Crossing has indicated its intent to reject at least one of its agreements with us, pursuant to which agreement IMPSAT Colombia had agreed to lease space in its telehouse in Bogota, Colombia to Global Crossing.

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

      These policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during the first three quarters of 2002, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during the first three quarters of 2002.

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

Results of Operations

      The following financial table summarizes our results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2001		2002		2001		2002

	(In thousands and as a percentage of consolidated revenues)
Net revenues:
Net revenues from services:
Data and value added services	$59,097	77.2%	$43,901	79.4%	$178,186	73.1%	$138,289	$78.1%
Internet	11,612	15.2	6,333	11.5	34,453	14.1	21,454	12.1
Telephony	3,406	4.5	2,915	5.3	6,562	2.7	11,234	6.3
Services to carriers	1,560	2.0	1,823	3.3	5,727	2.4	5,323	3.0

Total net revenues from services	75,675	98.8	54,972	99.4	224,928	92.2	176,300	99.6
Sales of equipment	895	1.2	336	0.6	11,718	4.8	762	0.4
Broadband network development revenues	—	—	—	—	7,197	3.0	—	—

Total net revenues	76,570	100.0	55,308	100.0	243,843	100.0	177,062	100.0
Direct costs:
Contracted services	10,150	13.3	3,676	6.7	30,094	12.3	15,013	8.5
Other direct costs	7,653	10.0	5,629	10.2	20,816	8.5	17,190	9.7
Leased capacity	21,851	28.5	17,422	31.5	67,236	27.6	57,321	32.4
Broadband network cost	—	—	—	—	3,335	1.4	—	—
Cost of equipment sold	722	0.9	67	0.1	8,219	3.4	307	0.2

Total direct costs	40,376	52.7	26,794	48.5	129,700	53.2	89,831	50.7
Salaries and wages	20,835	27.2	10,852	19.6	64,932	26.6	36,487	20.6
Selling, general and administrative expenses	12,251	16.0	6,243	11.3	41,721	17.1	20,406	11.5
Provision for asset impairment	234,625	306.4	—	—	234,625	96.2	—	—
Depreciation and amortization	32,888	43.0	16,706	30.2	92,566	38.0	63,974	36.1
Interest expense, net	34,055	44.5	13,002	23.5	96,185	39.4	84,154	47.5
Net loss on foreign exchange	26,132	34.1	62,621	113.2	50,282	20.6	115,052	65.0
Recognition of other-than-temporary decline in value of investments	19,537	25.5	—	—	19,537	8.0	—	—
Reorganization items	—	—	(9,297)	(16.8)	—	—	(14,989)	(8.5)
Other income (loss), net	(311)	(0.4)	(2,105)	(3.8)	(163)	(0.1)	(3,805)	(2.1)
Gain on early extinguishment of debt							16,367	9.2
Benefit from (provision for) foreign income taxes	84	0.1	(407)	(0.7)	(26,403)	(10.8)	(1,558)	(0.9)

Net loss	$(344,356)	(449.7)%	$(92,719)	(167.6)%	$(512,271)	(210.1)%	$(236,827)	(133.8)%

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      Revenues. Our total net revenues for the three and nine months ended September 30, 2002 totaled $55.3 million and $177.1 million, a decrease of $21.3 million (or 27.8%) and $66.8 million (or 27.4%) from total net revenues for the same periods in 2001. Our total net revenues in the third quarter of 2002 decreased by $4.0 million (or 6.8%) compared to our total net revenues for the second quarter of 2002.

      Our net revenues from services for the three and nine months ended September 30, 2002, totaled $55.0 million and $176.3 million, a decrease of $20.7 million (or 27.4%) and $48.6 million (or 21.6%) from net revenues from services for the same periods in 2001. Compared to our net revenues from services for the second quarter of 2002, our net revenues from services in the third quarter of 2002 decreased by $4.2 million (or 7.1%). The decrease in our net revenues was principally due to the continuing adverse economic conditions being experienced throughout Latin America. In particular, significant devaluations of the Argentine peso and the Brazilian real against the U.S. dollar had adversely affected our revenues.

      Our net revenues from services include net revenues from:

•	data and value added services, which include satellite and broadband data transmission services, data center services, and other value-added services

•	Internet, which is composed of our Internet backbone access and managed modem services

•	telephony, including local, national and international long-distance services, and

•	services to carriers, which consist of our wholesale long-haul services to other telecommunications carriers (including revenue recognition from the sale of IRU capacity on our Broadband Network to, and our provision of switching and transportation of telecommunications traffic services for, such carriers), and related maintenance services to those carriers.

      The following table shows our revenues from services by business lines (after elimination of intercompany transactions) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2001	2002	% Change(1)	2001	2002	% Change(1)

	(dollar amounts in thousands)
Data and value added services:
Broadband	$21,955	$19,109	(13.0)	$60,697	$58,919	(2.9)%
Satellite	32,826	21,382	(34.9	104,994	68,840	(34.4)
Other value added services(2)	4,316	3,410	(21.0)	12,495	10,530	(15.7)

Total	$59,097	$43,901	(25.7)%	$178,186	$138,289	(22.4)%
Internet	11,612	6,333	(45.5)	34,453	21,454	(37.7)
Telephony	3,406	2,915	(14.4)	6,562	11,234	71.2
Services to carriers	1,560	1,823	16.9	5,727	5,323	(7.1)

Total net revenues from services	$75,675	$54,972	(27.4)%	$224,928	$176,300	(21.6)%

(1)	Percentage increase (decrease) in relevant period in 2002 compared to corresponding period in 2001.

(2)	Includes data center services and systems integration and other information technology services.

      The decrease in our net revenues from services during the three and nine months ended September 30, 2002 as compared to the corresponding periods in 2001 resulted from lower revenues from data and value added services, Internet and services to carriers (offset in part by an increase in our revenues from telephony services during the nine-month period in 2002). Our revenues from broadband services decreased during these periods in 2002 as compared to the corresponding periods in 2001 due to the negative effect on these revenues (in U.S. dollar terms) primarily attributable to the devaluation of the Argentine peso and the Brazilian real. In addition to the foregoing:

•	Our revenues from satellite services during the three and nine months ended September 30, 2002 declined in comparison to the same periods in 2001 due to: (i) lower satellite-based services volume

(as we transferred telecommunications services to our Broadband Network), (ii) downward pressure on our prices (because of competition and adverse economic conditions), and (iii) a number of customer cancellations or non-renewals.

•	Our telephony services revenues declined during the three months, but increased during the nine months, ended September 30, 2002 (as compared to the same periods in 2001). The decrease in our telephony services revenues during the third quarter of 2002 over the same period in 2001 was attributable to (i) lower volume, as fewer calls were carried over our network; (ii) our termination of certain customer contracts due to payment defaults; (iii) downward pressure on our prices because of competition, adverse economic conditions and the devaluation of the peso. Our telephony services in Argentina, which we introduced as a new service in 2001, are utilized by third-party resellers. The overall increase in our telephony services revenues for the three quarters ended September 30, 2002 over the same period in 2001 was generated in connection with our increased delivery during that period of switched voice services to corporate customers in Argentina and international call terminations to end-user customers in Peru and the United States.

•	Our revenues from services to carriers increased in the third quarter, and decreased in the first nine months of 2002 (compared to the corresponding periods in 2001). Our revenues from services to carriers during the first three quarters of 2002 have been impacted by the cancellation of our contracts with 360networks in June 2001 and a general decline in demand by telecommunications companies for “dark” and “lit” fiber capacity.

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

      During the third quarter of 2002, and at September 30, 2002 compared to at September 30, 2001, we experienced a net decrease in the number of our customers. We had 2,840 customers as of September 30, 2002, compared to 2,854 customers at June 30, 2002 and 3,047 customers at September 30, 2001. The following table shows the evolution of our customer base as of the dates indicated:

	Number of Customers as of:

	September 30,	June 30,	September 30,
	2001	2002	2002	% Change(1)	% Change(2)

IMPSAT Argentina	1162	1,097	1,103	(5.1)	0.5
IMPSAT Colombia	746	697	698	(6.4)	0.1
IMPSAT Brazil	378	371	368	(2.6)	(0.8)
IMPSAT Venezuela	291	239	216	(25.8)	(9.6)
IMPSAT Ecuador	259	226	221	(14.7)	(2.2)
IMPSAT Mexico	56	47	47	(16.1)	0.0
IMPSAT Chile	49	53	56	14.3	5.7
IMPSAT Peru	33	55	63	90.9	14.5
IMPSAT USA	73	69	68	(6.8)	(1.4)

Total	3,047	2,854	2,840	(6.8)	(0.5)

(1)	Net increase (decrease) as of September 30, 2002 compared to end of third quarter of 2001.

(2)	Net increase (decrease) as of September 30, 2002 compared to the end of the second quarter of 2001.

      In addition to poor economic conditions in Argentina and Brazil, negative or sluggish economic growth persisted throughout most of the Latin American region during the nine months ended September 30 2002. During 2002, we have not experienced any significant customer losses to our competitors.

      In addition to net revenues from services, our total net revenues for the three and nine months ended September 30, 2002 included $0.3 million and $0.8 million in equipment sales, which represent decreases of $0.6 million (or 62.5%) and $11.0 million (or 93.5%) from the same periods in 2001. We did not record any Broadband network development revenues during the first nine months of 2002 or the third quarter of 2001. Our Broadband Network development revenues totaled $7.2 million for the nine months ended September 30, 2001. We currently anticipate only minimal sales of equipment during the remainder of 2002, and we do not anticipate any Broadband Network development revenues during 2002 or in the future.

      The following table shows by operating subsidiary our revenues from services and total revenues (in each case, including intercompany transactions) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2001	2002	% Change(1)	2001	2002	% Change(1)

	(dollar amounts in thousands)
IMPSAT Argentina
From services	$31,242	$13,385	(57.2)	$91,122	$43,398	(52.4)
Total	32,072	13,589	(57.6)	96,008	43,706	(54.5)
IMPSAT Colombia
From services	15,479	14,185	(8.4)	46,228	44,196	(4.4)
Total	15,485	14,190	(8.4)	46,713	44,210	(5.4)
IMPSAT Brazil
From services	9,657	7,899	(18.2)	30,839	28,718	(6.9)
Total	9,657	7,908	(18.1)	36,016	28,727	(20.2)
IMPSAT Venezuela
From services	8,054	7,541	(6.4)	23,188	22,975	(0.9)
Total	8,080	7,627	(5.6)	24,382	23,185	(4.9)
IMPSAT Ecuador
From services	3,991	3,965	(0.7)	11,681	12,725	8.9
Total	3,991	3,965	(0.7)	11,681	12,813	9.7
IMPSAT Chile
From services	1,983	2,340	18.0	5,521	7,079	28.2
Total	1,983	2,340	18.0	11,581	7,079	(38.9)
IMPSAT Peru
From services	1,782	2,580	44.8	3,774	8,224	117.9
Total	1,799	2,627	46.0	4,792	8,352	74.3
IMPSAT USA
From services	9,066	7,113	(21.5)	27,715	25,970	(6.3)
Total	9,084	7,113	(21.7)	27,833	25,970	(6.7)
Other
From services	5,256	5,232	(0.5)	14,263	15,962	11.9
Total	5,259	5,233	(0.5)	14,266	15,967	11.9

(1)	Increase (decrease) in relevant period in 2002 compared to corresponding period in 2001.

      In the beginning of January 2002, the Government of Argentina defaulted on its external debt payments and devalued its currency, exacerbating declining commercial confidence and activity and further inflating already high costs of financing for Argentine companies. Argentina continues to experience recessionary conditions, a lack of access to international capital markets, internal disruption and social unrest. For the foreseeable future, we do not expect the recession affecting the Argentine economy will subside or that future economic and political developments in Argentina will improve in any significant manner. Since the inauguration in January 2002 of the administration of Argentina’s President Eduardo Duhalde, Argentina’s government has been unable to achieve political consensus and support for the introduction of economic measures demanded by the International Monetary Fund and other international lending agencies in exchange for an emergency loan package. The Argentine economic and political environment has continued to deteriorate. It is possible that the political and economic crisis in Argentina could worsen in coming weeks or months. The continued or worsening political and economic crisis in Argentina, our largest country of operation, will continue to have a materially adverse impact on our financial condition and results of operations.

      During the first nine months of 2002, IMPSAT Argentina’s financial condition and results of operations continued to be severely and negatively affected by currency fluctuations, inflation, interest rates, and other unfavorable political, social and economic developments. Our net revenues from services at IMPSAT Argentina for the three and nine months ended September 30, 2002 totaled $13.4 million and $43.4 million, a decrease of $17.9 million (or 57.2%) and $47.7 million (or 52.4%) compared to the same periods in 2001. This decrease was primarily caused by the devaluation of the Argentine peso following the implementation of the “pesification” decree and general recessionary conditions in that country.

      Our results in Brazil also were adversely affected during the first nine months of 2002 as compared to the corresponding period in 2001 by the devaluation of the Brazilian real against the U.S. dollar. At September 30, 2001, the real traded at a rate of R$2.76 = $1.00, and at September 30, 2002 it had depreciated to R$3.84 = $1.00. As of November 11, 2002, the real traded at a rate of R$3.63 = $1.00. These and prior devaluations have had a negative effect on our real-denominated revenues. The devaluation of the real and the decline in growth in the Brazilian economy have been caused in part by the continued recession in the region, a general aversion to emerging markets by foreign direct and financial investors and the overall decline in worldwide economic production. In addition, there is some concern among the international investor community that Mr. da Silva, who was elected president of Brazil on October 27, 2002, will cause Brazil to alter its policies in a manner that would adversely affect its economy. These conditions have had, and can be expected to continue to have, an adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations.

      IMPSAT Brazil’s revenues from services for the three and nine months ended September 30, 2002 totaled $7.9 million and $28.7 million, a decrease of $1.8 million (or 18.2%) and $2.1 million (or 6.9%) compared to the same periods in 2001. This decrease in revenues relates primarily to the effect of the devaluation of the real. In local currency terms, IMPSAT Brazil’s revenues for the three and nine months ended September 30, 2002 increased by 5.2% and 13.1% as compared to the same periods in 2001.

      IMPSAT Colombia recorded revenues from services of $14.2 million and $44.2 million during the three and nine months ended September 30, 2002, compared to $15.5 million and $46.2 million for the same periods in 2001. Our net revenues from services in Colombia have been negatively impacted by sustained adverse economic conditions in that country. Colombia’s economy continues to suffer as a result of devaluations of the Colombian peso, an enduring civil war, as well as general recessionary conditions.

      Revenues from services at IMPSAT Venezuela equaled $7.5 million and $23.0 million for the three and nine months ended September 30, 2002, compared to $8.1 million and $23.2 million for the corresponding periods in 2001. On February 12, 2002, Venezuela’s government floated its currency, ending a five-year-old regime that permitted the bolivar to trade only within a fixed-band against the U.S. dollar. As a result, devaluation of the bolivar occurred. Venezuela is currently experiencing political and economic uncertainty following the attempted military coup staged against that country’s President Hugo Chavez during the first weeks of April 2002. Any resurgence of the recent crisis in Venezuela could have a material adverse effect on IMPSAT Venezuela’s results of operations and financial condition.

      Direct Costs. Our direct costs for the three and nine months ended September 30, 2002 totaled $26.8 million and $89.8 million, a decrease of $13.6 million (or 33.6%) and $39.9 million (or 30.7%), compared to the same periods in 2001. As compared to the corresponding periods in 2001, this reduction during the third quarter and first nine months of 2002 was caused principally by (i) the devaluation of local currencies in Argentina, Brazil, Colombia and Venezuela during those periods in 2002, which had the effect of decreasing our direct costs in those countries in U.S. dollar terms, and (ii) our incurring significantly lower total costs of equipment sold and no Broadband Network development costs during those periods in 2002. Of our total direct costs for the three and nine months ended September 30, 2002, $9.4 million and $32.6 million related to the operations of IMPSAT Argentina. This compares to $20.5 million and $58.6 million at IMPSAT Argentina for the same periods in 2001. Direct costs for IMPSAT Brazil totaled $4.4 million and $17.2 million for the second quarter and first nine months of 2002, compared to $7.2 million and $25.9 million for the corresponding periods in 2001. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

      (1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the three and nine months ended September 30, 2002, our contracted services costs totaled $3.7 million and $15.0 million, a decrease of $6.5 million (or 63.8%) and $15.1 million (or 50.1%) from the same periods in 2001. Of this amount, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $2.6 million and $11.5 million for the three and nine months ended September 30, 2002, compared to $6.7 million and $19.5 million during the same periods in 2001. Installation costs totaled $1.0 million and $3.5 million for the three and nine months ended September 30, 2002, compared to $3.4 million and $10.6 million for the same periods in 2001. The decrease in our maintenance costs and installation costs is partially attributable to the effect of the devaluation of the peso on such costs in Argentina and the favorable renegotiation of certain of our agreements for maintenance services with third-party contractors in that country. Also, our installation costs decreased because we had fewer new customers in the first nine months of 2002 compared to the same period in 2001. Of our total contracted services costs for the third quarter and first nine months of 2002, $1.2 million and $4.5 million related to the operations of IMPSAT Argentina, compared to $5.0 million and $13.6 million at IMPSAT Argentina for the same periods in 2001. In local currency terms, IMPSAT Argentina’s contracted services costs decreased by 0.4 million pesos (or 8.4%) and 0.5 million pesos (or 3.5%) during the third quarter and first nine months of 2002 as compared to the corresponding periods in 2001.

      (2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to third-party sales representatives; and our provision for doubtful accounts.

      Sales commissions paid to third-party sales representatives for the three and nine months ended September 30, 2002 totaled $1.2 million and $3.8 million, compared to $2.1 million and $6.0 million for the corresponding periods in 2001. The majority of these commissions related to customers of IMPSAT Argentina. The period over period decline in these commissions is primarily attributable to the effect of the devaluation of the peso on such costs in Argentina, which resulted in lower amounts of such commissions in U.S. dollar terms.

      We recorded a net provision for doubtful accounts of $2.6 million and $7.7 million for the three and nine months ended September 30, 2002, compared to $2.7 million and $6.9 million for the same periods in 2001. At September 30, 2002, approximately 37.3% of our gross trade accounts receivable were past due more than six months, compared to 31.9% for the same period in 2001. At September 30, 2002, our allowance for doubtful accounts covered approximately 86.8% of our gross trade accounts receivable past due more than six months. The average days in quarterly gross trade accounts receivable increased from 80 at June 30, 2002 to 85 at September 30, 2002. At September 30, 2001, average days of gross trade accounts receivable equaled 113. The recession in Argentina has adversely affected the quality of our accounts receivable from our customers in that country. IMPSAT Argentina’s allowance for doubtful accounts at September 30, 2002 covered approximately 82.5% of its gross trade accounts receivable past due more than six months.

      (3) Leased Capacity. Our leased capacity costs for the three and nine months ended September 30, 2002 totaled $17.4 million and $57.3 million, which represented a decrease of $4.4 million (or 20.3%) and $9.9 million (or 14.7%) from the corresponding periods in 2001. This decrease occurred notwithstanding an increase in costs for interconnection and telephony termination costs (which are components of our leased capacity costs), as described below. The decrease in our leased capacity costs is attributable to a combination of the effects of currency devaluations in our countries of operation during the first nine months of 2002, as well as our favorable renegotiation of the terms of certain of the underlying capacity leases. As a percentage of our total revenues, our leased capacity costs increased, principally because such costs are incurred in US. dollars, while our revenues in Argentina and Brazil are principally denominated and generated in local currency.

      Our leased capacity costs for satellite capacity for the three and nine months ended September 30, 2002 totaled $7.1 million and $24.3 million, a decrease of $3.0 million (or 29.9%) and $6.6 million (or 21.4%), from the corresponding periods in 2001. In Argentina, our leased satellite capacity costs totaled $1.7 million and $6.1 million for the three and nine months ended September 30, 2002, as compared to $3.1 million and $7.6 million for the same periods in 2001. Our leased satellite capacity costs for IMPSAT Brazil totaled $0.9 million and $3.2 million for the three and six months ended September 30, 2002, as compared to $1.0 million and $4.8 million for the same periods in 2001. Our satellite capacity costs decreased in Argentina and Brazil, in part because of (i) our favorable renegotiation of certain of our agreements satellite capacity providers, (ii) our transitioning customers from satellite-based solutions onto the Broadband Network, and

(iii) the effect on such costs of the devaluations of the peso and the real. We had approximately 895 MHz of leased satellite capacity at September 30, 2002 and 908 MHz at September 30, 2001.

      Our costs for dedicated leased capacity on third-party fiber optic networks totaled $5.8 million and $19.6 million for the third quarter and first nine months of 2002, a decrease of $3.0 million (or 33.8%) and $8.1 million (or 29.2%) compared to the corresponding periods in 2001. These costs were incurred principally in Argentina, Brazil, Colombia and the United States. Prior to the implementation of our Broadband Network, we had incurred these higher costs of leased fiber optic capacity in Argentina and Brazil due to the continued demand by our customers in those countries for greater bandwidth and, in the United States, due to the expansion of our Internet service offerings where we provide a link between Latin America and the U.S. Internet backbone. Although we have transferred increasing amounts of our telecommunications traffic to the Broadband Network as we migrated our customers to our Broadband Network, we will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services. The decrease in these costs were also due, in part, to the effect on such costs of the currency devaluations experienced during the period in certain of our countries of operation.

      In connection with certain new services that we are offering as a result of the implementation of our Broadband Network and the effectiveness of our license in Argentina to provide domestic and international long distance services, we also are incurring costs for interconnection and telephony termination (“I&T”) and frequency rights. Our I&T and frequency rights costs totaled $3.9 million and $11.7 million during the third quarter and first nine months of 2002. These totals are composed of $3.0 million and $9.2 million of I&T costs. This compares to $2.9 million and $8.6 million of I&T and frequency rights costs during the third quarter and first nine months of 2001 (composed of $1.8 million and $4.8 million of I&T costs). Our interconnection and telephony termination costs have increased in connection with the growth of our telephony revenues (as discussed under “— Revenues”).

      Our I&T and frequency rights costs in Argentina totaled $1.7 million and $6.0 million during the three and nine months ended September 30, 2002. These totals are composed of $1.5 million and $5.5 million of I&T costs. This compares to $1.7 million and $4.4 million of I&T and frequency rights costs for the three and nine months ended September 30, 2001 (composed of $1.0 million and $2.1 million of I&T costs).

      (4) Costs of Equipment Sold and Broadband Network Development. In the three and nine months ended September 30, 2002, we incurred costs of equipment sold of $0.1 million and $0.3 million, compared to $0.7 million and $8.2 million for the same periods in 2001. During the three and nine months ended September 30, 2002, we incurred no Broadband Network development costs as compared to zero and $3.3 million of such costs during the same periods of 2001.

      Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2002 totaled $10.9 million and $36.5 million, a decrease of $10.0 million (or 47.9%) and $28.4 million (or 43.8%), from the same periods in 2001. As a result of the adverse economic conditions experienced in Argentina, Brazil and elsewhere in Latin America and as part of cost-control measures implemented by management commencing at the end of the first quarter of 2001, our aggregate number of employees has fallen from 1,401 at September 30, 2001 to 1,331 at September 30, 2002. Management expects to continue to monitor the size of its total workforce and to make appropriate adjustments if required by financial and competitive circumstances. The decrease in these costs were also due, in part, to the effect on such costs of the currency devaluations experienced during the period in certain of our countries of operation.

      IMPSAT Argentina incurred salaries and wages for the three and nine months ended September 30, 2002, of $2.0 million and $6.8 million, a decrease of $7.6 million (or 79.3%) and $20.9 million (or 75.5%) compared to the same periods in 2001. This decrease was due to (i) the devaluation of the peso, which decreased the dollar value of our salaries and wages expenses incurred in Argentina during the first nine months of 2002; and (ii) a reduction in the number of employees at IMPSAT Argentina. In pesos, IMPSAT Argentina’s salaries and wages expenses for the first nine months 2002 decreased by 28.5% as compared to the same period in 2001. IMPSAT Argentina had 320 employees as of September 30, 2002 as compared to 349 employees as of September 30, 2001.

      IMPSAT Brazil incurred salaries and wages expenses for the three and nine months ended September 30, 2002 of $2.3 million and $8.8 million, a decrease of $1.2 million (or 33.2%) and $4.0 million (or 31.2%) over the same periods in 2001. IMPSAT Brazil decreased its number of employees to 287 persons at September 30, 2002, compared to 339 persons at September 30, 2001. In addition to our reduced employee headcount in that country, the decrease in salaries and wages at IMPSAT Brazil during the first nine months of 2002 is in part related to the devaluation of the real against the U.S. dollar, which resulted in a decrease in U.S. dollar terms of our salaries and wages expense in Brazil.

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

      We incurred SG&A expenses of $6.2 million and $20.4 million for the three and nine months ended September 30, 2002. These SG&A expenses represented a decrease of $6.0 million (or 49.0%) and $21.3 million (or 51.1%), from the three and nine months ended September 30, 2001. This decline in our SG&A expenses is due principally to a decrease in our publicity and promotion costs, the effect of the devaluation of Argentina’s peso and Brazil’s real against the U.S. dollar, which decreased the dollar value of our SG&A expenses incurred in those countries, and overall cost control measures undertaken by management.

      SG&A expenses at IMPSAT Argentina for the three and nine months ended September 30, 2002 totaled $1.5 million and $5.4 million, which represented decreases of $3.2 million (or 68.6%) and $10.2 million (or 65.4%), from SG&A expenses incurred by IMPSAT Argentina for the three and nine months ended September 30, 2001. Management intends to take efforts throughout the remainder of 2002 to control or reduce SG&A expenses. Such efforts, along with the effects of the devaluations of the Argentine peso, are anticipated to result in a further decline in SG&A expenses during the remainder of 2002.

      Depreciation and Amortization. Our depreciation and amortization expenses for the three and nine months ended September 30, 2002 totaled $16.7 million and $64.0 million. This represents a decrease of $16.2 million (or 49.2%) and $28.6 million (or 30.9%), compared to our depreciation and amortization for the three and nine months ended September 30, 2001. Depreciation and amortization for IMPSAT Argentina for the three and nine months ended September 30, 2002, totaled $5.2 million and $21.4 million. This represents a decrease of $9.7 million (or 65.0%) and $19.4 million (or 47.6%), compared to IMPSAT Argentina’s depreciation and amortization for the three and nine months ended September 30, 2001. The decrease in depreciation and amortization primarily is the result of the asset impairment charge of $234.6 million recorded in the third quarter of 2001, which reduced the dollar value of our depreciable fixed asset base.

      Interest Expense, Net. Our net interest expense for the three months ended September 30, 2002 totaled $13.0 million, consisting of interest expense of $13.4 million and interest income of $0.4 million. Our net interest expense for the nine months ended September 30, 2002 totaled $84.2 million, consisting of interest expense of $86.1 million and interest income of $2.0 million. Our net interest expense decreased $21.1 million (or 61.8%) and $12.0 million (or 12.5%) for the three and nine months ended September 30, 2002 from net interest expense for the same periods in 2001. Pursuant to the provisions of the Bankruptcy Code, as of June 11, 2002, the date of our Chapter 11 filing, contractually accrued interest on our unsecured, pre-petition obligations, which are entirely constituted by the Senior Notes, ceased to accrue at and after such date. Such post-petition contractual interest, which is excluded in our reported interest expense for the three and nine months ended September 30, 2002, totaled $23.5 million and $28.3 million.

      We are also in default on certain amounts of accrued and unpaid interest under our Vendor Financing Agreements and certain other subsidiary indebtedness. Such defaulted interest components, which aggregated $8.7 million and $33.2 million for the third quarter and first nine months of 2002, are included in our net interest expense for such periods as discussed in the preceding paragraph.

      In accordance with U.S. generally accepted accounting principles (“GAAP”), the filing of our Chapter 11 petition resulted in the classification as of the Petition Date of our primary obligations under the Senior Notes and certain other accounts payables (which, including accrued interest, totaled $727.5 million as of such date) as “liabilities subject to compromise” on our consolidated balance sheet. (See Notes 1 and 11 to our consolidated financial statements, included in Part 1, Item 1 of this Quarterly Report.) Also in accordance with GAAP, our contingent liabilities as guarantor under the Vendor Financing Agreements and certain other indebtedness of our subsidiaries, which aggregated $282.3 million as of September 30, 2002, have been classified as current portion of long-term indebtedness.

      For the three and nine months ended September 30, 2002 IMPSAT Argentina’s net interest expense totaled $5.6 million and $23.2 million, compared to $5.3 million and $16.0 million for the corresponding periods in 2001.

      Net (Loss) Gain on Foreign Exchange. We recorded net losses on foreign exchange for the three and nine months ended September 30, 2002 of $62.6 million and $115.1 million, compared to net losses of $26.1 million and $50.3 million for the same periods in 2001.

      The increase in our losses on foreign exchange was primarily due to the devaluation of the Brazilian real and the Argentine peso against the U.S. dollar during the first nine months of 2002. IMPSAT Brazil recorded net losses on foreign exchange for the third quarter and first nine months of 2002 totaling $66.0 million and $105.1 million, compared to net losses of $26.2 million and $51.6 million for the same periods during 2001. This net loss on foreign exchange reflects the effect of the devaluation of the real against the U.S. dollar in the first nine months of 2002 on the book value of the dollar-denominated debt of IMPSAT Brazil under the Vendor Financing Agreements. At September 30, 2002, the real traded at a rate of R$3.84 = $1.00. At September 30, 2001, the real traded at a rate of R$2.76 = $1.00.

      Decreases in U.S. dollar terms of IMPSAT Argentina’s peso-denominated assets during the first nine months of 2002 caused by the devaluation were partially offset by the effects of decreases in U.S. dollar terms of peso-denominated liabilities during the same period. IMPSAT Argentina recorded net income on foreign exchange for the third quarter of 2002 totaling $1.1 million, and net losses on foreign exchange for the first nine months of 2002 totaling $11.7 million. In comparison, IMPSAT Argentina recorded net losses on foreign exchange of $0.6 million and $0.6 million for the same periods during 2001.

      IMPSAT Colombia recorded net income on foreign exchange for the third quarter and first nine months of 2002 totaling $2.9 million and $3.8 million. This compares to net income on foreign exchange of $0.4 million and $1.6 million for the corresponding periods in 2001.

      Reorganization Items. We recorded reorganization items for the three and nine months ended September 30, 2002 of $9.3 million and $15.0 million. The majority of these costs were incurred in connection with the negotiation and formation of our Plan and Chapter 11 filing. These amounts also include the remaining deferred financing costs on our Senior Notes that were expensed during the third quarter of 2002.

      Other Income, Net. We recorded other losses, net, for the three and nine months ended September 30, 2002 of $2.1 million and $3.8 million, as compared to $0.3 million and $0.2 million for the corresponding periods in 2001.

      Benefit from (Provision for) Foreign Income Taxes. We recorded a provision for foreign income taxes of $0.4 million and $1.6 million, for the three and nine months ended September 30, 2002, compared to a benefit from foreign income taxes of $0.1 million and a provision for foreign income taxes for $26.4 million for the corresponding periods in 2001. The smaller provision for foreign income taxes during the first three quarters of 2002 compared to the same period in 2001 was principally caused by a one-time valuation allowance made in the second quarter of 2001 totaling approximately $25.5 million (which was required to be recorded because it was not clear that utilization of tax benefits resulting from operating losses and other temporary differences are “more likely than not” to be realized under U.S. GAAP).

      Extraordinary Item. We recorded an extraordinary item of $16.4 million for the nine months ended September 30, 2002. This was primarily attributable to the repurchase at a discount during the second quarter of 2002 of $15.7 million in principal amount of indebtedness, plus accrued interest, owed to an unrelated third party by IMPSAT Argentina through our subsidiary International Satellite Communication Holding Ltd. (a wholly-owned Liechtenstein non-operating subsidiary of the Parent Company, whose principal function is to lease telecommunications capacity from carriers and then sublease this capacity at market rates to our operating subsidiaries).

      Net Loss. For the three and nine months ended September 30, 2002, we incurred a net loss of $92.7 million and $236.8 million, a decrease of $251.6 million (or 73.1%) and $275.4 million (or 53.8%) for same periods in 2001. IMPSAT Argentina recorded net losses of $9.0 million and $57.3 million for the three and nine months ended September 30, 2002, compared to net losses of $121.6 million and $170.0 million for the same periods in 2001.

Liquidity and Capital Resources

      At September 30, 2002, we had total cash, cash equivalents and trading investments of $59.2 million, as compared to $64.9 million as of December 31, 2001 and $55.9 million as of June 30, 2002. At September 30, 2002, our total indebtedness was $1.04 billion (as compared to $992.3 million as of September 30, 2001), of which none represented short-term debt, $282.3 million represented the current portion of long-term debt, $29.2 million represented long-term debt, and $727.5 million represented principal and accrued interest of indebtedness subject to compromise. As discussed above (see discussion under “— Interest Expense, Net”), as a result of our default under our Senior Notes and the Vendor Financing Agreements and the Chapter 11 filing, the Parent Company’s primary obligations under the Senior Notes and certain other accounts payables have been classified as “liabilities subject to compromise,” and the Parent Company’s contingent liability as guarantor under the Vendor Financing Agreements has been classified as current portion of long-term indebtedness. As of November 11, 2002, our indebtedness under the Senior Notes and the Broadband Network Vendor Financing Agreements had an aggregate outstanding principal balance of $650.0 million and $254.4 million, respectively.

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

      As set forth in our consolidated statement of cash flows, our operating activities provided $19.3 million in net cash flow for the nine months ended September 30, 2002, compared to $95.5 million used by operating activities during the same period in 2001. In addition to the decrease in our operating losses discussed above, the increase in cash flow from operating activities in the first nine months of 2002 was primarily due to an increase in accrued and other liabilities of $81.5 million (as compared to a decrease of $1.3 million in the same period of 2001); a decrease in deferred revenue of $3.8 million (as compared to an increase of $43.5 million in the same period of 2001). Also, during the first nine months of 2002, an increase in our trade accounts payable of $45.7 million (as compared to an increase of $17.0 million for the same period of 2001) and a decrease in our trade accounts receivable of $14.9 million (compared to an increase of $9.4 million for the first half of 2001), contributed to the increase in net cash flow from operating activities during the period. These changes to our accounts receivable and payable during the first nine months of 2002 reflect actual operating cash flows, as well as changes in the value of those accounts (in U.S. dollar terms) caused by the devaluation of the Brazilian real and the Argentine peso during that period.

      For the first nine months of 2002, we used $9.7 million in net cash flow from investing activities, compared to $98.7 million of net cash flow generated by investing activities during the corresponding period in 2001. The decreased net cash flow from investing activities was principally due to a decrease in our trading investments of $3.2 million during the first nine months of 2002, compared to decrease in our trading investments of $220.2 million during the same period in 2001. During the first nine months of 2002, we used $12.7 million in net cash flows from financing activities. This compares to $5.1 million in net cash flows used in financing activities during the first nine months of 2001.

      At September 30, 2002, we had leased satellite capacity with annual rental commitments of approximately $25.4 million through the year 2006. In addition, at September 30, 2002, we had commitments to purchase telecommunications equipment amounting to approximately $2.3 million. We also have commitments of approximately $63.9 million with respect to purchases of IRUs for undersea submarine fiber optic capacity with which we intend to link our telecommunications networks in our countries of operation with and among each other and other parts of the World. Commitments under contracts with 360networks and Global Crossing totaling $41.4 million and $22.5 million, respectively, constitute this $63.9 million total. Depending on the outcome of our dispute with 360networks (see note 13 to our consolidated financial statements, which appear elsewhere in this Quarterly Report, and the section captioned “Legal Proceedings” in our Quarterly Report on Form 10-Q for the first quarter of 2002, accessible on the SEC’s website at www.sec.gov) and Global Crossing’s ongoing insolvency proceedings, some or all of our liability under these commitments may be canceled or fail to materialize. Furthermore, we had leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate. We have committed to long term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, and the United States for approximately $3.3 million per year through 2006. The remainder of the leases are typically under one-year contracts, the early cancellation of which is subject to a fee.

      The following table sets forth due dates of our contractual obligations:

Type of Obligations	2002	2003	2004	2005	2006	Thereafter	Total

	(in thousands)
Long-term debt(1)	$73,795	$56,171	$57,762	$56,537	$52,179	$926	$297,370
Liabilities subject to compromise(2)	727,522	—	—	—	—	—	727,522
Capital lease obligations	756	2,738	2,666	2,971	5,029	—	14,160
Operating leases	21	66	6	—	—	—	93
Other long-term obligations	289	1,321	1,385	546	243	5,625	9,409

Total contractual cash obligations	$802,383	$60,296	$61,819	$60,054	$57,451	$6,551	$1,048,554

(1)	As discussed above, the Parent Company’s contingent liability as guarantor under the Vendor Financing Agreements, is included in our current portion of long-term indebtedness, which reclassified amounts are not included in this line item as being due in 2002, but instead are set forth based on their originally scheduled contractual due dates.

(2)	As discussed elsewhere in this quarterly report, as a result of our default under our Senior notes and the Chapter 11 filing, our “liabilities subject to compromise” are constituted by the Parent Company’s primary obligations under the Senior Notes and certain other accounts payables.

     The following table illustrates expirations of our commercial commitments as provided in corresponding contracts:

Type of Commitments(1)	2002	2003	2004	2005	2006	Thereafter	Total

	(in thousands)
Lines of credit	—	—	—	—	—	—	—
Standby letters of credit	—	—	—	—	—	—	—
Guarantees	—	—	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—	—	—
Other commercial commitments(2)	$12,099	$34,382	$31,069	$25,078	$21,411	$36,039	$160,078

Total commercial commitments	$12,099	$34,382	$31,069	$25,078	$21,411	$36,039	$160,078

(1)	Commitments are contractual obligations (other than indebtedness) that could potentially require our performance in the event of demands by third-parties or contingent events.
(2)	This includes commitments to purchase communications and data center equipment and long-term contracts for the purchase of satellite capacity and terrestrial links.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The sections below highlight our exposure to interest rate and foreign exchange rate risks and changes in the market values of our investment in equity securities. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at September 30, 2002 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during 2002. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

      We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. Our floating rate indebtedness has increased as we have drawn down commitments under our vendor financing agreements to cover capital expenditures, including the Broadband Network. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of September 30, 2002, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would adversely affect our annual interest cost related to our floating rate indebtedness by approximately $2.8 million annually.

	Expected Maturity Date
								Fair
September 30,	2002	2003	2004	2005	2006	Thereafter	Total	Value

Senior Notes (fixed rate)(1)	—	$125,000	—	$300,000		$225,000	$650,000	—(x )

Avg. interest rate		12.13%		13.75%		12.38%	12.96%

Term Notes (fixed rate)	$21,479	$1,509	$7,243	$7,790	$12,685	$926	$51,632	$51,632

Avg. interest rate	14.73%	14.73%	14.73%	14.73%	14.73%	14.73%	14.73%
Vendor Financing (variable rate) (1)	$179,783	$11,511	$22,975	$22,877	$22,751		$259,897	$259,897

Avg. interest rate	13.84%	13.84%	13.84%	13.84%	13.84%		13.84%

(1)	As discussed elsewhere in this quarterly report, we are in default under our Senior Notes and the Vendor Financing Agreements. Accordingly, an aggregate of $727.5 million of our long-term indebtedness has been reclassified as liabilities subject to compromise. None of these reclassified amounts are included in this line item as being due in 2002, but instead are set forth based on their originally scheduled contractual due dates.

(2)	Quoted market prices for the Senior Notes are unavailable. Furthermore, in light of our default on the principal and interest on the Senior Notes and Chapter 11 bankruptcy filing, it is not practicable to determine a quoted market rate for same or similar obligations or for management to estimate the fair value of the Senior Notes.

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

      As previously discussed in this Quarterly Report, during January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at November 11, 2002 was pesos 3.55 = $1.00. These and any further devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. Management is currently unable to predict the most likely average or end-of-period peso/dollar exchange rates for 2002 or provide estimates of the impacts that the changes in Argentine laws, the potential impacts of the currency devaluation and other recent events in Argentina could have on our company’s consolidated results of operation and financial condition. There is likely to occur during the remainder of 2002 increases to our consolidated net losses that would result from transaction gains or losses on our peso-denominated monetary assets and liabilities. Also, operating income reductions are likely to result from the potential impacts on our consolidated revenues from services of the conversion to pesos of contract obligations that were previously tied to the dollar. Balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings. Our management is continuing to assess the impacts that the events in Argentina could have on our consolidated results of operations and financial condition.

      As discussed under “— New Developments and Critical Considerations — Brazil’s Economic Crisis,” In Brazil, the real has devalued by 35% during the third quarter, mostly related to uncertainty surrounding the presidential elections. At June 30, 2002, the real traded at a rate of R$2.83 = $1.00, and at September 30, 2002 it had depreciated to R$3.84 = $1.00. These and prior devaluations have had a negative effect on our real-denominated revenues.

      Pursuant to laws in Brazil, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that were mandatorily converted to pesos under the “pesification” decree may be adjusted pursuant to the CER, an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currency and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to the CER or any other consumer price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate risks.

      Revenues from services from our Argentine operations for the three months ended September 30, 2002 and 2001 represented approximately 24.3% and 41.3% of our total net revenues from services for such periods. Revenues from services from our Brazilian operations for the three months ended September 30, 2002 and 2001 represented approximately 14.4% and 12.8% of our total net revenues from services for such periods. At November 11, 2002, the peso traded at a rate of pesos 3.55 = $1.00. At September 30, 2002 and November 11, 2002, the real traded at a rate of R$3.84 = $1.00 and R$3.63 = $1.00.

Item 4.	Disclosure Controls and Procedures

      Under the supervision and with the participation of the Company’s President and Chief Executive Officer, and its Chief Financial Officer (i.e., its principal executive officer and its principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

      Not applicable

Item 2.     Changes in Securities

      Not applicable.

Item 3.     Defaults Upon Senior Securities

      Not applicable.

Item 4.     Submission of Matters to a Vote of Security-Holders

      Not applicable.

Item 5.     Other Information

      Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)(1)

Exhibit Index:

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed on January 14, 2000 as Exhibit No. 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed on January 14, 2000 as Exhibit No. 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.1	Indenture for the Notes Due 2005, dated as of February 16, 2000, among the Company, The Bank of New York, as Trustee and Banque Internationale a Luxembourg (including form of Note) (filed on March 10, 2000 as an exhibit to the Company’s 1999 Annual Report on Form 10K and incorporated herein by reference).
4.2	Indenture for the Notes due 2008, dated as of June 17, 1998, between the Company and The Bank of New York, as Trustee (including form of Note) (filed on July 21, 1998 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-59469) and incorporated herein by reference).
4.3	Securityholders Agreement dated as of March 19, 1998, among Nevasa Holdings, the Morgan Stanley investors and certain other parties (filed on April 15, 1998, as an exhibit to the Company’s Annual Report on Form 10-K for 1997 and incorporated herein by reference).
4.4	Supplemental Indenture for the Notes Due 2003 dated as of May 13, 1997 among IMPSAT Corporation, IMPSAT S.A. and The Bank of New York (filed on April 15, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for 1997 and incorporated herein by reference).
4.5	Indenture for the Notes Due 2003 dated as of July 31, 1996, among the Company, IMPSAT Argentina as Guarantor and the Bank of New York as Trustee (including form of Note) (filed on November 20, 1996 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-12977) and incorporated herein by reference).

Exhibit
No.	Description

4.6	Shareholders Agreement dated as of March 10, 1999 (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.7	Specimen Stock Certificate (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
4.8	Form of Stockholder Rights Plan Agreement between the Company and The Bank of New York, as Rights Agent (filed on June 21, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).
4.9	Certificate of Designations dated as of June 7, 2000 (filed on June 21, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference).
9.1	1998 Stock Option Plan (filed on March 31, 1999 as an exhibit to the Company’s 1998 Annual Report on Form 10-K and incorporated herein by reference).
9.2	1999 Stock Option Plan (filed on January 14, 2000 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.1†	Global Crossing Framework Agreement (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.2†	Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (Rio de Janeiro), dated as of February 17, 2000 (filed on April 17, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.2: Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (São Paolo), dated as of February 17, 2000.
10.3†	Turnkey Project Agreement between IMPSAT Argentina and Nortel Networks (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.3: Turnkey Project Agreement between IMPSAT Brazil and Nortel.
10.4†	TAC Turnkey Construction and IRU Agreement among IMPSAT Argentina, IMPSAT Chile and South American Crossing Ltd. (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.5†	Capacity Commitment Agreement dated as of November 10, 2000, between South American Crossing Ltd. and IMPSAT Fiber Networks, Inc. (filed on March 30, 2001, as an exhibit to the Company’s Annual Report on Form 10-K for 2000 and incorporated herein by reference).
10.6†	Capacity Purchase Agreement dated as of November 10, 2000, between Global Crossing Bandwidth, Inc. and International Satellite Communication Holding Ltd. (filed on March 30, 2001, as an exhibit to the Company’s Annual Report on Form 10-K for 2000 and incorporated herein by reference).
10.7†	Capacity IRU Agreement dated as of February 15, 2001, by and between 360americas network (Bermuda) Ltd. and IMPSAT Fiber Networks, Inc. (filed on May 15, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference).

Exhibit
No.	Description

10.8†	IRU Fiber Agreement (Argentina) dated as of February 15, 2001, by and between IMPSAT S.A. (Argentina) and 360networks de Argentina S.R.L. (filed on May 15, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.8: IRU Fiber Agreement (Brazil) dated as of February 15, 2001, by and between IMPSAT Brazil and 360networks do Brasil Ltda.
10.9†	Service Agreement dated as of February 15, 2001, by and between IMPSAT Brazil and 360networks do Brasil Ltda. (filed on May 15, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference).
10.10	Master Loan Agreement dated as of June 6, 2001 among Harris Canada, Inc. and the Company, IMPSAT Argentina, IMPSAT Brazil, IMPSAT Colombia, IMPSAT Ecuador, and IMPSAT Venezuela (filed on August 16, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).
10.11	Amended and Restated Financing Agreement between IMPSAT Argentina and Nortel Networks (filed on August 16, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.11: Amended and Restated Financing Agreement between IMPSAT Brazil and Nortel Networks.
21.1	List of subsidiaries of the registrants (incorporated by reference to the “Business — General” section of the Company’s Annual Report on Form 10-K for 2001 and incorporated herein by reference).
99.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.3	Certification by IMPSAT Argentina’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.4	Certification by IMPSAT Argentina’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.

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

Date: November 14, 2002

IMPSAT S.A.

By:	/s/ JORGE PATERNOSTRO

Jorge Paternostro
Chief Accounting Officer

Date: November 14, 2002

CERTIFICATIONS

Chief Executive Officer Certification pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Ricardo Verdaguer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IMPSAT Fiber Networks, Inc. (“registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICARDO VERDAGUER
Ricardo A. Verdaguer
President and Chief Executive Officer

November 14, 2002

Chief Financial Officer Certification pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Héctor Alonso, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IMPSAT Fiber Networks, Inc. (“registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ HÉCTOR ALONSO
Héctor Alonso
Chief Financial Officer

November 14, 2002

Principal Executive Officer Certification pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Marcelo Girotti, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IMPSAT S.A. (“co-registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information of the co-registrant included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the co-registrant as of, and for, the periods presented in this quarterly report;

4.	The co-registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the co-registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the co-registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the co-registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The co-registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the co-registrant’s auditors and the audit committee of co-registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the co-registrant’s ability to record, process, summarize and report financial data and have identified for the co-registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the co-registrant’s internal controls; and

6.	The co-registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARCELO GIROTTI
Marcelo Girotti
Regional Manager and Chairman of the Board

November 14, 2002

Principal Financial Officer Certification pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Jorge Paternostro, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IMPSAT S.A. (“co-registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information of the co-registrant included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the co-registrant as of, and for, the periods presented in this quarterly report;

4.	The co-registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the co-registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the co-registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the co-registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The co-registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the co-registrant’s auditors and the audit committee of co-registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the co-registrant’s ability to record, process, summarize and report financial data and have identified for the co-registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the co-registrant’s internal controls; and

6.	The co-registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JORGE PATERNOSTRO
Jorge Paternostro
Chief Accounting Officer

November 14, 2002