Form 10-K
period 2002-12-31
IMPSAT FIBER NETWORKS INC
filed 2003-04-15
CIK 1022329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number 000-29085

IMPSAT Fiber Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1910372
(state or other jurisdiction of incorporation or	(IRS employer identification
organization)	number)

Elvira Rawson de Dellepiane 150

Piso 8, C1107BCA
Buenos Aires, Argentina
(5411) 5170-0000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Name of Each Exchange
Title of Each Class	on Which Registered

Securities registered pursuant to Section 12(g) of the Act: common stock, par value $0.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2). Yes ☐     No ☒

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

      The aggregate market value of our common stock held by non-affiliates was approximately $0.3 million as of June 28, 2002, the last business day of our most recently completed second fiscal quarter (based upon the closing price for the common stock as reported on such date by the Nasdaq Over-The-Counter Bulletin Board).

      There were 10,000,000 shares of common stock outstanding on March 31, 2003.

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

      Our Internet address is www.IMPSAT.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).

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

CERTAIN CONSIDERATIONS

      In addition to other information in this Report, the following risk factors should be carefully considered in evaluating IMPSAT and its business because such factors currently may have a significant impact on IMPSAT’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Report and the risks discussed in IMPSAT’s other SEC filings, actual results could differ materially from those projected in any forward-looking statements.

We have emerged from Chapter 11 bankruptcy and will potentially need additional financing for working capital purposes

      On June 11, 2002, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On October 23, 2002, we also filed with the Bankruptcy Court our plan of reorganization (as amended, the “Plan”). By order dated December 16, 2002, the Bankruptcy Court confirmed the Plan. In accordance to the terms of the Plan, we formally emerged from bankruptcy on March 25, 2003 (the “Effective Date”). Our recent emergence from Chapter 11 bankruptcy may adversely affect our ability to negotiate favorable trade terms with lenders, suppliers and vendors.

      Our projections contained in the Plan contemplate a $20 million financing in 2005 for working capital purposes, regarding which there also can be no assurances that such financing will be achieved. In addition, the new guaranteed senior notes issued under the Plan (the “New Guaranteed Senior Notes”) must be repaid, or refinanced, upon the maturity date of such notes eight years after the Effective Date. We may be required to refinance all or a portion of such indebtedness at such time in order to repay the New Guaranteed Senior Notes because we may not have sufficient internally-generated funds to do so. In such event, we anticipate that we would be able to arrange refinancing by means of the issuance of debt or the infusion of equity at such time. However, there can be no assurances that any such refinancing will be achieved. In such event, the holders of the New Guaranteed Senior Notes will be entitled to enforce their rights and remedies under the New Guaranteed Senior Notes.

We are in default under certain of our operating subsidiary indebtedness

      Although we have emerged from bankruptcy, we remain in default under indebtedness owed to certain creditors who voted against the Plan. Under the Plan, the claims of these creditors were contingent obligations arising under guarantees by our parent holding company of certain primary indebtedness of our operating subsidiaries. In accordance with the Plan, these holders will receive, in full satisfaction of their contingent guarantee claims (“Post-Effective Date Contingencies”), a pro rata share of the 9.8 million shares of our new common stock (“New Common Stock”) issuable to our creditors under the Plan. See “Business — Chapter 11 Filing and Emergence.” Notwithstanding our settlement of the Post-Effective Date Contingencies, as a consequence of the occurrence of our Chapter 11 bankruptcy, an event of default has occurred and is continuing with respect to certain of the related primary underlying indebtedness of our operating subsidiaries. These defaults, which relate to indebtedness totaling approximately $18.6 million in outstanding principal amount, give the respective creditors the right to accelerate such indebtedness and seek the immediate repayment of all outstanding amounts and accrued interest thereon. We may lack the financial resources to meet our obligations under some or all of such defaulted indebtedness. We are currently conducting negotiations at the level of our operating subsidiaries with these creditors with a view to rescheduling or otherwise restructuring these defaulted debt obligations. There is no assurance, however, that we will be successful in these negotiations or that we will reach a definitive agreement with these creditors to reschedule or restructure such obligations. Under those circumstances, certain of our operating subsidiaries could be forced to seek protection or liquidate under the bankruptcy laws of their respective jurisdictions. Any such event would have a material adverse effect upon our entire company and could threaten our ability to continue as a going concern.

We have a history of incurring losses that may make it difficult to fund our future operations

      We commenced commercial operations in 1990 and have experienced rapid growth, increasing our annual revenues from $8.2 million in 1991 to $128.4 million in 1996 and $230.2 million in 2002. We recorded net losses of $34.0 million in 1998, $131.5 million in 1999, $154.1 million in 2000, $715.3 million in 2001, and $204.5 million in 2002. Increased competition, adverse economic conditions in our countries of operation and other factors have negatively affected our rates of revenue growth and expansion. As a result, our revenue growth has not produced results capable of funding our operations and repaying its indebtedness when due. We expect our net losses to continue. We will need to raise additional financing to achieve and sustain profitability, and to fund our operating requirements.

As a result of the implementation of our plan of reorganization we now have a significant concentration of holders of our shares of New Common Stock

      On the Effective Date, certain holders of claims have received or will receive distributions of a significant number of shares of New Common Stock or of securities convertible into or exercisable for such New Common Stock. If such holders of significant numbers of shares of the New Common Stock were to act as a group, such holders may be in a position to control the outcome of actions requiring stockholder approval, including the election of directors. The concentration of ownership could also facilitate or hinder a negotiated change of control of the company and, consequently, affect the value of the New Common Stock.

      Further, the possibility that one or more of the holders of significant numbers of shares of the New Common Stock may determine to sell all or a large portion of their shares of New Common Stock in a short period of time may adversely affect the market price of the New Common Stock.

There is a lack of an established market for our New Common Stock

      There is currently no trading market for the New Common Stock, nor is it known whether or when one would develop. There can be no assurance that an active market will develop therefor. Further, there can be no assurance as to the degree of price volatility in a such market. No assurance can be given as to the market prices that will prevail for the New Common Stock following the Effective Date.

There is a lack of an established market for our New Guaranteed Senior Notes

      On the Effective Date, in accordance with the Plan, the company issued the New Guaranteed Senior Notes to certain impaired classes of creditors, some of whom may prefer to liquidate their investment rather than to hold it on a long-term basis. There is currently no trading market for the New Guaranteed Senior Notes, nor is it known whether or when one would develop. There can be no assurance that an active market will develop therefor. Further, there can be no assurance to the degree of price volatility in any such market.

We are restricted in our ability to issue dividends

      We do not anticipate paying any dividends on the New Common Stock in the foreseeable future. In addition, the covenants under the indentures governing our New Guaranteed Senior Notes limit (and any future financing facility to which we are a party will likely also limit) the ability of our company to pay dividends. Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in our New Common Stock.

Economic and political conditions in Latin America pose numerous risks to our operations

      Substantially all of our revenues are derived from operations in Latin America. During 2001 and 2002, we derived approximately 40.2% and 24.6% of our consolidated net revenues from services provided by IMPSAT Argentina, approximately 20.4% and 25.3% by IMPSAT Colombia and approximately 14.7% and 15.6% by IMPSAT Brazil. Our company also has operations in Venezuela, Mexico, the United States, Ecuador, Chile and Peru. Other than the United States, each country where we have significant operations has experienced political and economic instability in recent years. Moreover, as events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political crises elsewhere in the region. Furthermore, events in recent years in other developing markets have placed pressures on the stability of the currencies of a number of countries in Latin America, including Argentina, Brazil, Colombia and Venezuela. Continued pressures on the local currencies in the countries in which we operate are likely to have an adverse effect on many of our customers, which, in turn, could adversely affect us. Volatility in regional currencies and capital markets has also had an adverse effect on our ability and that of our customers to gain access to international capital markets for necessary financing and refinancing. A lack of international capital sources for emerging market borrowers could have a material adverse effect on us and many of our customers.

      According to published reports, during 2002, Argentina’s gross domestic product (GDP) contracted by 10.9%, while Brazil experienced 1.5% growth in GDP. During 2002, Colombia’s GDP grew by 1.8% and Venezuela’s GDP contracted by 8.9%. Published reports have forecasted 2003 GDP growth of 1.1% for Argentina, 1.8% for Brazil and 2.0% for Colombia, and a 7.6% contraction for Venezuela. We do not expect fundamental improvements in macroeconomic conditions in Latin America in the short term.

      Argentina faces a severe political and financial crisis

      A significant portion of our operations, properties and customers are located in Argentina. Revenues from services from our Argentine operations, acting through IMPSAT Argentina, for each of 2001 and 2002 represented approximately 40.2% and 24.6% of our consolidated net revenues from services during those years. Accordingly, our financial condition and results of operations depend to a significant extent on macroeconomic and political conditions prevailing from time to time in Argentina. The Argentine economy has experienced significant volatility in recent decades, characterized by periods of low or negative growth and high and variable levels of inflation.

      In the fourth quarter of 1998, the Argentine economy entered into a recession that caused the gross domestic product to decrease by 3% in 1999, 0.5% in 2000, 4.5% in 2001, and 10.9% in 2002. Beginning in the second half of 2001, Argentina’s recession worsened significantly, precipitating a severe political and economic crisis. In December 2001, the Argentine government introduced a partial freeze on bank deposits, which resulted in widespread political protests and social disturbances and the resignation of Argentina’s then president, Fernando de la Rua. Such protests and disturbances have persisted as the Argentine economy has continued to deteriorate.

      Argentina is currently trying to negotiate a multibillion-dollar financial aid package from the International Monetary Fund (the “IMF”) to help overcome that country’s debilitating economic crisis. To date, the IMF and other multilateral and official sector lenders have indicated an unwillingness to provide financial aid until a sustainable economic program has been presented. Although in January 2003 the IMF refinanced $7 billion of Argentina’s indebtedness to the IMF that had fallen due, there has since been little progress on critical reforms or on the timing of any new agreement with the IMF. It is unclear whether Argentina’s current president, Eduardo Duhalde, has the necessary support to implement the reforms required to restore economic growth and public confidence. In addition, presidential elections are scheduled in Argentina during April 2003, and a change in governmental policies in Argentina, along with investor reactions to any such changes, could have further adverse effects on the Argentine economy. The rapid and radical nature of the recent changes in the Argentine social, political, economic and legal environment and the absence of a clear political consensus in favor of any particular set of economic policies, have created an atmosphere of great uncertainty. As a result, commercial and financial activities have been disrupted, further aggravating the economic recession that precipitated the current crisis. These conditions have had, and can be expected to continue to have, a material adverse effect on IMPSAT Argentina’s and our overall financial condition and results of operations.

      The political and financial crisis has resulted in the devaluation of the Argentine peso

      In late December 2001, Argentina’s ongoing political and financial crisis deepened and the country defaulted on its massive foreign debt. In early January 2002, the government of President Eduardo Duhalde abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and has traded as low as 3.87 pesos to the U.S. dollar on June 26, 2002. At March 31, 2003, the exchange rate was 2.88 pesos to the U.S. dollar. The devaluation of the Argentine pesoaffects our consolidated financial statements by generating foreign exchange transaction gains or losses on dollar-denominated monetary assets and liabilities of IMPSAT Argentina and generally results in a decrease, in U.S. dollar terms, in our revenues, costs and expenses in Argentina.

      In February 2002, the Argentine government instituted the “pesification”decree. Generally, this decree mandates that all monetary obligations arising from agreements subject to Argentine law denominated in foreign currency and existing as of January 6, 2002 are mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso. Such obligations generally may be adjusted pursuant to an index published by the Argentine central bank called the “coeficiente de estabilización de referencia” (“CER”), which is based on the Argentine consumer price index. Contracts denominated in pesos before the decree continue to be denominated in pesos, unaffected by the decree. The devaluation and the “pesification” of agreements of our company governed by Argentine law may have adverse, unknown and unforeseeable effects on us.

      Since the “pesification” decree, a significant number of IMPSAT Argentina’s customer contracts and a large percentage of its operating cash inflows are now denominated in pesos. However, IMPSAT Argentina’s debt service payments and a significant portion of its costs (including capital equipment purchases and payments for certain leased satellite and terrestrial capacity) remain denominated and payable in U.S. dollars. Accordingly, our financial condition and results of operations in Argentina are dependent upon IMPSAT Argentina’s ability to generate sufficient pesos (in U.S. dollar terms) to pay its costs, expenses and to satisfy its debt service requirements. Because of the recent nature of these events and the significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina, management cannot presently determine or reasonably estimate the impact a continued economic crisis in Argentina could possibly have on IMPSAT Argentina’s and our consolidated cash flows, financial condition, and results of operations.

      On March 5, 2003, Argentina’s Supreme Court declared the “pesification”decree unconstitutional to the extent that it required the mandatory redenomination of U.S. dollar bank deposits to pesos. Although the ruling applies only to amounts held by the petitioner in that case on deposit at a state-owned bank, the decision will likely strengthen existing (and create a profusion of similar) claims by other depositors seeking to “redollarize” their deposits. This could force the Argentine government to issue long-term bonds in satisfaction of such claims, which, in turn, could increase Argentina’s public debt burden and cause a further deterioration of its national economy. The future judicial implementation of the Argentine Supreme Court’s decision as well as any legislative or executive response could take an unknown variety of forms. Accordingly, its potential impact on the Argentine economy and on our operations in that country presently cannot be estimated.

      Numerous uncertainties exist surrounding the ultimate resolution of Argentina’s economic and political instability, and actual results could differ from those estimates and assumptions utilized. The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may adversely and materially impact, among other items: (i) the realized revenues we receive for services offered in Argentina; (ii) the timing of repatriations of any dividends or other cash flows from IMPSAT Argentina to our holding company in the United States; (iii) our asset valuations; and (iv) our peso-denominated monetary assets and liabilities.

      Brazilian economic and political conditions may have a direct impact on our operations

      Our operations in Brazil, which commenced in 1998, are less developed than in several of our other main countries of operation. However, Brazil, as the largest country and economy in Latin America, represents a significant existing and potential market for us. Our company, acting through IMPSAT Brazil, has expanded its operations in Brazil since that subsidiary’s inception. Revenues from services from our Brazilian operations for 2001 and 2002 represented approximately 14.7% and 15.6%, respectively, of our consolidated net revenues from services for such periods. For 2002, our operations in Brazil represented the third largest source of revenues among the nine countries in which we operate. Accordingly, our operations in Brazil subject our financial condition and results of operations to various additional economic and political risks.

      The Brazilian government has frequently intervened in the Brazilian economy and occasionally makes drastic changes in policy. The Brazilian government’s actions to control inflation and effect other policies have often involved wage and price controls, currency devaluations, capital controls and limits on imports, among other things. Luiz Inacio Lula da Silva, the left-wing candidate, was elected president of Brazil on October 27,

2002. The economic and fiscal policies of Mr. Lula da Silva could have an adverse effect on the Brazilian economy and our company’s financial condition and results of operation.

      Our business, financial condition and result of operations in Brazil may be adversely affected by changes in policy involving factors outside of our control, such as:

•	monetary and fiscal policies;

•	currency fluctuations;

•	energy shortages; and

•	other political, social and economic developments in or affecting Brazil.

      In early 1999, the Brazilian government allowed the real to float freely, resulting in a 38% devaluation against the U.S. dollar from January 14, 1999 through December 31, 2000. During 2002, Brazil’s currency experienced further significant devaluations against the U.S. dollar. These and prior devaluations have had a negative effect on our real-denominated revenues. In addition, currency devaluations can also create inflationary pressures. Inflation itself, as well as some governmental measures to combat inflation, have had significant negative effects on the Brazilian economy in the past.

      IMPSAT Brazil’s results have been affected by the devaluation of the Brazilian real against the U.S. dollar. At December 31, 2001, the real traded at a rate of R$2.41 = $1.00. The real depreciated during 2002, reaching a low of R$4.03 = $ 1.00 during the third and fourth quarters of that year, and closing at R$3.53  = $1.00 at December 31, 2002. This volatility eroded IMPSAT Brazil’s revenues by approximately $16.0 million during 2002. At March 31, 2003, the real traded at a rate of R$3.46 = $1.00. The devaluation of the realand the decline in growth in the Brazilian economy have been caused in part by the continued recession in the region, a general aversion to emerging markets by foreign direct and financial investors and the overall decline in worldwide economic production. In addition, Brazil experienced economic uncertainty in the months leading up to the election of Mr. Lula da Silva as President of Brazil on October 27, 2002, as investors feared that the leftist Lula administration would fail to maintain fiscal discipline and that the nation would default on its debt obligations. In the aftermath of the election however, policy promises and cabinet appointments by the Lula administration have generally appeased the investor community and caused Brazilian markets to react positively. The political and economic volatility in Brazil have had, and can be expected to continue to have, a material adverse effect on IMPSAT Brazil’s and our overall financial condition and results of operations.

      Recent civil and political unrest in Venezuela may have an adverse impact on our operations

      In the first weeks of April 2002, political instability and civil unrest plagued Venezuela after the policies of that country’s head of state, President Hugo Chavez, brought him into conflict with managers at Petroleos de Venezuela SA (or, PDVSA), the state oil monopoly. The million-member Venezuelan Workers Confederation called a general strike to support PDVSA executives in protesting Mr. Chavez’s policies and demanding Mr. Chavez’s removal from office. The general strike was supported by the Venezuelan business association, Fedecamaras. Mr. Chavez was temporarily deposed and detained by military forces on April 12, 2002, after a massive opposition demonstration ended with gunmen reportedly killing at least a dozen opposition protesters and wounding hundreds others. An interim administration held office for less than two days after tens of thousands of pro-Chavez demonstrators took to the streets of Caracas to demand Mr. Chavez’s reinstatement. Mr. Chavez was restored to power on April 15, 2002.

      In December 2002, opposition groups launched a nationwide labor strike. The strike, which lasted for two months, brought the Venezuelan economy to an almost standstill and severely curtailed the production and export of oil, the major source of Venezuela’s foreign exchange. Venezuela’s recent political instability has caused the many private businesses throughout the country to close temporarily and has disrupted Venezuela’s petroleum industry, which provides the government with more than half its revenue. In response, the government imposed foreign exchange and price controls, which make it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls could also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At December 31, 2001, the bolivartraded at a rate of Bs.769.00 = $1.00, at December 31, 2002, it traded at a rate of Bs.1,392.00 = $1.00, and at February 5, 2003, it traded at the rate of Bs.1,924 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated net revenue from services for the year ended December 31, 2002, we generated approximately 13.7% from our operations in Venezuela.

We are vulnerable to currency fluctuations, devaluations and restrictions that may increase our losses and cause fluctuations in our operating results

      A significant portion of our costs, including lease payments for certain satellite and fiber optic capacity, purchases of capital equipment, and payments of interest and principal on our indebtedness is payable in U.S. dollars. Our results of operations and financial conditions are therefore vulnerable to currency devaluations. Following the “pesification” decree, our contracts that were governed by Argentine law, denominated in foreign currency and existing as of January 6, 2002 were mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso, subject to adjustment pursuant to the Argentine CER consumer price index. In Brazil, our customer contracts cannot be denominated in U.S. dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar, although we are permitted to amend the pricing of our services for our long-term telecommunications service contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. The inflation adjustment provisions in these laws do not eliminate completely the currency exchange risk facing our operations in Argentina and Brazil. For example, contracts entered into between Argentine parties after the “pesification” decree’s enactment that are initially denominated in pesos may not thereafter be adjusted according to the CER or any other consumer price index. Also, changes in the consumer price indices in Argentina and Brazil may lag or be lower than changes in the exchange rate between the Argentine and Brazil local currency and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Our operations in Argentina and Brazil represented a significant proportion of our consolidated net revenues in 2002, and this can be expected to increase in future periods in connection with the progression of our operations in Brazil. Accordingly, our operations in Argentina and Brazil have exposed us, and will increase our exposure, to exchange rate risks.

      Except in Argentina (since the “pesification” decree, to the extent discussed above) and Brazil, the contracts of the company and its subsidiaries with customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during 2002. However, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, our operations in those other countries are also exposed to exchange rate risk.

      Substantial or continued devaluations in local currencies relative to the U.S. dollar could have a material adverse effect on the ability of our customers to absorb the costs of a devaluation. This could result in our customers seeking to renegotiate their contracts with us or, failing satisfactory renegotiation, defaulting on or canceling their contracts. Our competitors and potential future competitors, including the monopoly public telephony operators (“PTOs”) and large, multinational telecommunications companies, may be less exposed to currency risk or may be better able to hedge their currency risk and could thereby gain a relative competitive advantage in the event of a currency devaluation. In addition, Latin American economies have experienced shortages in foreign currency reserves and restrictions on the ability to expatriate local earnings and convert local currencies into U.S. dollars. Currency devaluations in one country may have adverse effects in another country.

Our earnings will deteriorate if we cannot collect on our customer accounts

      We provide trade credit to our customers in the normal course of business. As of December 31, 2002, approximately 32.0% of our gross accounts receivable were past due more than six months. We recorded a provision for doubtful accounts of $13.1 million in 2002 compared to $16.8 million for 2001. At December 31, 2002, our provision for doubtful accounts covered approximately 116% of our gross trade accounts receivable past due more than six months. As our business increases with small and medium customers and as economic contractions continue in our principal countries of operation, we may experience an increase in uncollectable accounts receivable. We anticipate that we could also experience an increase in our uncollectable accounts receivables due to the ongoing political and financial crises in Argentina and Venezuela (See “— Economic and political conditions in Latin America pose numerous risks to our operations”) and their adverse impact on the creditworthiness and solvency of our customers and its potential adverse effects on our customers in neighboring countries. Anticipated difficulties in collecting amounts due from our Argentine and Venezuelan customers during coming periods could have a material adverse effect on our business, results of operations and financial condition.

Our future success depends upon our ability to implement and manage our resources effectively

      Our future success will require us to continue to implement and improve our operating, financial and accounting systems and to hire, train and manage new employees. Among other things, the continued development of our business will also depend upon our ability, directly, or through our subsidiaries, to:

•	successfully exploit our Broadband Network and implement related strategies;

•	design and effectively market integrated private telecommunications services;

•	secure financing;

•	install telecommunications infrastructure as our operations require;

•	obtain any required government authorizations or licenses as the telecommunications sector continues to deregulate; and

•	attract and retain qualified employees.

      In addition, we must perform these tasks in a timely manner, at reasonable costs and on satisfactory terms and conditions. Failure to effectively manage our resources could have a material adverse effect on our business, results of operations and financial condition.

      We cannot provide any assurance that we will be successful or timely in developing and marketing service enhancements or new services that respond to technological change, changes in customer requirements and emerging industry standards.

We face numerous risks that could adversely affect our Broadband Network strategy

      Operating the Broadband Network may have a negative impact on our results of operations

      Our operation of the Broadband Network, which may include the expansion into new services for our business customers, could involve any one or more of the following:

•	regulatory risks, including obtaining the appropriate licenses;

•	interconnection difficulties;

•	capital expenditures; and

•	competition from large, well-financed international telecommunications carriers.

      Our operation of the Broadband Network may have a negative impact on our results of operations, at least over the short term.

      Our ability to obtain new capital that we might require in the future may be negatively affected by many factors beyond our control

      Our future capital requirements will depend upon many factors, including:

•	the cost, timing and extent of upgrading or maintaining our networks and services;

•	our enhancement and development of services, directly or through our subsidiaries;

•	our ability to react to developments in the industry, including regulatory changes;

•	the status of competing services; and

•	our results of operations.

      Further development of the Broadband Network will require additional resources that we may not have

      We may need to adapt the Broadband Network to respond to:

•	requests by our customers for coverage of our Broadband Network beyond its existing footprint;

•	changes in our customers’ service requirements; and

•	technological advances by our competitors.

      We may require additional financial, operational and managerial resources to expand or adapt the Broadband Network. If we are unable to expand or adapt the Broadband Network to respond to these developments on a timely basis and at a commercially reasonable cost, then our business will be materially adversely affected. In light of our current financial condition and the political and economic crises in Latin America, we do not anticipate having the ability to make capital expenditures during 2003 to expand or enhance significantly the Broadband Network. Our inability to make such expenditures could have an adverse effect on our customer retention and expansion.

      We are negatively impacted by Global Crossing’s insolvency

      We are party to a series of agreements with several subsidiaries of Global Crossing Ltd. for the provision of telecommunications services. Pursuant to those agreements, which were initially signed in 1999, we constructed a terrestrial portion of Global Crossing’s South American network between landing points on the Atlantic Ocean in Argentina and the Pacific Ocean in Chile, granted Global Crossing a series of indefeasible rights of use (IRU) over ducts and dark fiber on our Broadband Network in Argentina, Brazil and Peru, provided Global Crossing with collocation space and related services in our data centers in Argentina, Brazil, Chile, Venezuela and Peru, and provided Global Crossing with maintenance services for their telecommunications assets in Latin America. In addition, we acquired IRU and leased capacity on Global Crossing’s South American undersea fiber optic cable system in order to connect our Broadband Network with other parts of Latin America and the world.

      In January 2002, Global Crossing Ltd. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although the Global Crossing subsidiaries to whom we provide services and infrastructure were not originally included in Global Crossing Ltd.’s Chapter 11 filing, during August 2002, Global Crossing Ltd. amended its Chapter 11 proceeding to include its subsidiaries that are counterparties to the agreements with us. At March 7, 2003, Global Crossing was in default for a total of $4.8 million that we invoiced to them during 2002 and for the first quarter of 2003. We have recorded a provision for doubtful accounts of $2.8 million against these receivables.

      Although Global Crossing’s reorganization plan was approved in December 2002, Global Crossing is awaiting receipt of certain regulatory approvals and satisfaction of other conditions to the effectiveness of its plan of reorganization, and there is no guaranty as to when or whether it will emerge from bankruptcy. The difficulties being experienced by Global Crossing, including Global Crossing’s Chapter 11 proceeding, have had an adverse effect on our financial condition and operations. At a minimum, Global Crossing’s bankruptcy proceedings have caused delays in our efforts to enforce our contracts with Global Crossing. In the event of a rejection of any of the contracts by Global Crossing, any pre-petition damages that we might have in respect of such rejected contracts would be treated as claims in the applicable Global Crossing bankruptcy proceedings, which claims may not realize any meaningful recovery to us. In this regard, in connection with Global Crossing’s filing at the end of August 2002 to include certain of its subsidiaries in its Chapter 11 proceedings, Global Crossing rejected one of its agreements with us, pursuant to which agreement IMPSAT Colombia had agreed to lease space in its telehouse in Bogota, Colombia to Global Crossing, and Global Crossing has indicated in other filings made in its Chapter 11 proceedings that it might reject some or all of the other agreements that it has with us.

      We have filed motions in Global Crossing’s bankruptcy proceeding seeking an order that Global Crossing make payment to us of the amounts claimed by us and that Global Crossing either accept or reject its contracts with us. Global Crossing has disputed that it owes us any amounts under the contracts at issue and has filed a proceeding seeking that the bankruptcy court grant Global Crossing a property right in the IRUs that it acquired from us.

      To link our Broadband Network to other parts of Latin America and the world, we have secured IRU and leased capacity on Global Crossing’s undersea fiber optic cable systems (and associated terrestrial capacity) between the United States and Latin America, including Global Crossing’s South American network. Global Crossing has not yet affirmed or rejected these agreements. If Global Crossing rejects these contracts or is unable to successfully reorganize and were to sell or terminate its South American operations as part of its bankruptcy proceedings, it is unclear what rights we would have to continue to utilize the IRUs that we have purchased from Global Crossing. It is possible that our agreements with Global Crossing would be terminated, and we would need to seek substitute sources of IRU or other capacity from competing undersea fiber optic systems to link our operations, including our Broadband Network, to other parts of Latin America and the world. There can be no assurance that such substitute capacity would be available to us on acceptable terms or at all. If we were required to acquire such substitute capacity, we believe that our operations would be adversely affected for the period in which we reconfigured our telecommunications network. In addition, we would be required to incur additional costs for such capacity that are not currently included in our operating and capital expenditures budgets. The occurrence of these circumstances would have a material adverse effect on our business, results of operations and financial condition.

Our failure to acquire, integrate and operate new technologies could harm our competitive position

      The telecommunications industry is characterized by rapid and significant technological advancements and the introduction of new products and services. We do not possess significant intellectual property rights with respect to the technologies we use and are dependent on third parties for the development of and access to new technology. In addition, we generally own the customer premises equipment used to provide our services and we own the fiber optic networks, including switching equipment, that constitute the Broadband Network. Therefore, technological changes that render our equipment and the Broadband Network out of date, less efficient or more expensive to operate than newer equipment could require us to incur substantial increases in capital expenditures to upgrade or replace such equipment.

      We cannot predict the effect on our business of technological changes, such as changes relating to emerging wireline and wireless transmission technologies and the use of the Internet for traditional voice, data or other broadband services. In addition, it is impossible for us to predict with any certainty which emergent technology relevant to our business will prove to be the most economic, efficient or capable of attracting new customers. A reduction in the demand for data transmission services or a failure by us to obtain and adapt to new technology in our markets could have a material adverse effect on our ability to compete successfully.

We face significant competition in Latin America

      The telecommunications industry in Latin America is highly competitive and is generally characterized by low barriers to entry. We expect that competition in the industry will maintain its intensity. We compete on the basis of our experience, quality, customer service, range of services offered and price.

      We have experienced pricing pressure for some of our services, and we expect to continue to face pricing pressure. We may further experience declining operating profit margins as the PTOs in the countries in which we operate become more competitive and place greater emphasis on data telecommunications.

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

      For example, our principal competitors in Argentina are Telecom Soluciones S.A. and Advance Telecomunicaciones S.A., which are data transmission companies controlled by Telecom Argentina STET-France Telecom S.A. (“Telecom Argentina”) and Telefonica de Argentina S.A. (“Telefonica”), respectively. Telecom Argentina and Telefonica are the PTOs in Argentina. In Brazil, our principal competitors are Embratel and Telemar.

      In the future, the PTOs may devote substantially more resources to the sale, marketing and provision of services that compete with us, which could have a material adverse effect on our business, results of operations and financial condition.

      International telecommunications carriers have greater resources than we do

      We also compete with operators of satellite data transmission networks and terrestrial telecommunications links, and face actual or potential competition from large international telecommunications carriers and from other industry participants. International telecommunications carriers, whose principal focus has traditionally been long distance telephony services, may increasingly focus on the private telecommunications network systems segment of the telecommunications market as deregulation continues. For example, since the introduction of full competition in Argentina’s long distance telephony market in November 2000, these large international telecommunications carriers can enter that market and provide data transmission services. Many of these potential competitors have substantially greater financial and other resources than we do. In addition, consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry could give rise to significant new competitors.

      Our competitors could take advantage of new or competing technologies to our detriment

      Although we believe we have the flexibility to act quickly to take advantage of any significant technological development, new competing technologies may negatively affect our business. For example, technologies such as digital subscriber line, or DSL, significantly enhances the speed of traditional copper lines. DSL or other technologies enable our PTO competitors to offer high-speed services without undergoing the expense of replacing their existing copper networks. Widespread use of DSL in our markets could have a material adverse effect on our “last mile” advantage. Our telecommunications network services also may face competition from entities that use new or emerging voice and data transmission services or technologies that currently are not widely available in Latin America. Furthermore, competing technologies may gain market and commercial acceptance. We are limited by our existing cash resources and our anticipated constraints on availability of financing from making any significant capital expenditures to acquire any new technologies. If these developing or new technologies are successful, they may provide significant long-term competition that could have a material adverse effect on our business, results of operations and financial condition.

      The downturn in the telecommunications industry negatively affects us

      The regional economic recession, which has persisted since 2001, has had a materially negative impact on the telecommunications market in Latin America. The rate at which the industry improves is critical to our ability to improve overall financial performance. The financial difficulties currently experienced by other participants in the telecommunications industry may result in some of our competitors being able to purchase the assets of these troubled companies at depressed prices. This consolidation could result in multiple smaller competitors being absorbed into relatively few large entities (with significantly greater financial and other resources than we have, including greater access to financing), thereby increasing the operating profit margin pressures that we face. As a result of our financial difficulties, potential customers and suppliers may be unwilling to do business with us and may prefer to do business with competitors that have greater financial and other resources.

We face regulatory risks and uncertainty with respect to local laws and regulations

      Our business is dependent upon the procurement and maintenance of licenses to provide various telecommunications network services in the countries in which we operate. We believe that we have all licenses required for the conduct of our current operations. We expect that those licenses that are subject to expiration will be renewed in due course upon our application to the appropriate authorities. Due to the political and economic risks associated with the countries in which we operate, we cannot assure you that we will be able to maintain our licenses or that they will be renewed upon their expiration. The loss, or substantial limitation upon the terms, of our licenses could have a material adverse effect on our results of operations. We cannot assure you that we will succeed in obtaining all requisite regulatory approvals to operate in those countries in which we may desire to do business.

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

      In the fourth quarter of 2000, we completed the construction of an extensive pan-Latin American broadband fiber optic network (which we call our Broadband Network) connecting major cities across Argentina and Brazil, and the commencement of commercial operation of the full Broadband Network in those locations. Our Broadband Network allows us to enhance the services we presently provide and significantly increase our transmission speed and capacity. At December 31, 2002, the Broadband Network comprised twelve metropolitan area fiber optic networks and wireless links, extending over 1,000 route kilometers in the largest cities in Argentina, Brazil, Colombia and Peru, and long-haul fiber optic backbones in Brazil, Argentina, Chile and Colombia extending over 8,880 route kilometers. Our Broadband Network uses advanced transmission technologies, including dense wave division multiplexing, or DWDM, asynchronous transfer mode, or ATM, and Internet protocol, or IP.

      IMPSAT Fiber Networks, Inc. was organized in 1994 as a Delaware holding company to combine the IMPSAT businesses in Argentina, Colombia and Venezuela. Our operations started in Argentina in 1990 under the name IMPSAT S.A. (IMPSAT Argentina). We began operations outside of Argentina with the establishment of IMPSAT S.A. (IMPSAT Colombia) in 1991 and the establishment of Telecomunicaciones Impsat S.A. (IMPSAT Venezuela) in 1992. New operating subsidiaries were created in Ecuador (Impsatel del Ecuador S.A., which we call IMPSAT Ecuador) and Mexico (Impsat S.A. de C.V., which we call IMPSAT Mexico) in 1994, in the United States (IMPSAT USA, Inc.) in 1995 and in Brazil (Impsat Comunicacoes Ltda., which we call IMPSAT Brazil) in 1998. In January 2000, we changed our company’s name from IMPSAT Corporation to IMPSAT Fiber Networks, Inc. During 2001, we commenced operations in Chile (Impsat Chile S.A., or IMPSAT Chile) and Peru (Impsat S.A., or IMPSAT Peru).

Chapter 11 Filing and Emergence

      On June 11, 2002, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. On September 4, 2002, we filed the Plan with the Bankruptcy Court. During our bankruptcy proceedings, we operated our business and managed our assets in the ordinary course as a debtor-in-possession.

      By order dated December 16, 2002, the Bankruptcy Court confirmed the Plan. In accordance with the terms of the Plan, we formally emerged from bankruptcy on the Effective Date, March 25, 2003.

      Under the Plan, we issued shares of New Common Stock to holders of our 13 3/4% Senior Notes due 2005 and 12 3/8% Senior Notes due 2008 (the “2005/2008 Holders”) in full satisfaction of their claims thereunder, including the outstanding principal and all accrued and unpaid interest. The 2005/2008 Holders received their ratable portion of 9.8 million shares of New Common Stock, as may be decreased to allow for the allocation of a ratable number of such shares of New Common Stock to the holders of the Post-Effective Date Contingencies and certain other claims of unsecured creditors of our parent holding company. (See “Certain Considerations — We are in default under certain of our operating subsidiary indebtedness.”) Under the Plan, the dollar value of the Post-Effective Date Contingencies and other unsecured claims is to be determined after the Effective Date based on factors at the level of our operating subsidiaries. Accordingly, the Plan required us to establish on the Effective Date a reserve (the “Common Stock Reserve Pool”) consisting of an estimated sufficient portion of such 9.8 million shares of New Common Stock to enable us to make any distributions after the Effective Date on account of Post-Effective Date Contingencies and other unsecured claims. To this end, based on the estimated maximum value of the Post-Effective Date Contingencies and other unsecured claims, we and the creditors committee under the Plan determined that the Common Stock Reserve Pool shall be composed of 686,000 shares of New Common Stock. Accordingly, the 2005/2008 holders have initially received on the Effective Date 9.1 million shares of New Common Stock, net of the Common Stock Reserve Pool. Pursuant to the Plan, any settlements or distributions from the Common Stock Reserve Pool with the holders of the Post-Effective Date Contingencies and other unsecured claims shall be made in accordance with the disputed claims resolution process contained therein. Following the resolution of these claims, we will distribute any shares of New Common Stock remaining in the Common Stock Reserve Pool ratably among the 2005/2008 Holders in accordance with the terms of the Plan. Holders of our pre-Chapter 11 common stock (the “Old Common Stock”) and holders of any other equity interest received no distribution under the Plan. All Old Common Stock and all other equity interests were cancelled on the Effective Date.

      In addition, on or shortly after the Effective Date of the Plan, we consummated several transactions pursuant to the Plan. We:

•	filed with the Delaware Secretary of State a Restated Certificate of Incorporation (the “Certificate of Incorporation”);

•	amended and restated our Bylaws (the “Bylaws”)

•	cancelled all Old Common Stock, and all other existing securities and agreements to issue or purchase any equity interests;

•	issued $67,531,000 in aggregate principal amount of Series A 6% Senior Guaranteed Convertible Notes due 2011 (initially convertible, in the aggregate, into 22.8% of the New Common Stock on a fully diluted basis) (the “Series A Notes”) to holders of our former 12 1/8% Senior Guaranteed Notes due 2003 (the “2003 Noteholders”), in full satisfaction of the claims of the 2003 Noteholders, including the outstanding principal and all accrued and unpaid interest thereon;

•	issued to (i) holders of debt under our pre-Effective Date Broadband Network vendor financing agreements (the “Original Vendor Financing Agreements”) and (ii) other creditors of our operating subsidiaries holding guarantees by our parent holding company of such indebtedness who voted to accept the Plan, a combination of new senior secured indebtedness totaling $143.8 million, $23.9 million in the aggregate of new Series B 6% Senior Guaranteed Notes due 2011 (“Series B Notes”) (initially convertible in the aggregate into 5.3% of the New Common Stock on a fully diluted basis), and eight-year warrants to acquire 15.3% in the aggregate of the New Common Stock (on a fully diluted basis);

•	issued 200,000 shares of New Common Stock to certain officers of the Company in accordance with our 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”); and

•	agreed, subject to our compensation committee’s approval, to issue options for 1,646,332 shares of New Common Stock to senior officers.

      Under our Certificate of Incorporation, our authorized capital stock as of the Effective Date consists of (i) 50,000,000 shares of the New Common Stock, with a par value of $0.01 per share and (ii) 5,000,000 shares of Preferred Stock, with a par value of $0.01 per share (the “Preferred Stock”). No Preferred Stock has been issued. Pursuant to the Certificate of Incorporation, Preferred Stock may be issued in one or more series as determined from time to time by our board of directors (the “Board”) without further approval of our stockholders. Upon issuance of any series of Preferred Stock, the Board will fix the voting powers, designations, preferences, and relative, participating, optional, redemption, conversion, exchange or other special rights, qualifications, limitations or restrictions of such Preferred Stock, to the extent permitted by law. Pursuant to the Certificate of Incorporation, we may not create, designate, authorize or cause to be issued any class or series of nonvoting stock to the extent prohibited by Section 1123 of the United States Bankruptcy Code.

      In connection with the reorganization our Board was reconstituted and is composed of seven directors. In accordance with the Plan and the Certificate of Incorporation, the directors (the “Directors”) consist of (1) our Chief Executive Officer; (2) two individuals (the “Category 2 Directors”) elected by the initial holders of Series A Notes issued under the Plan (the “Initial Series A Noteholders”) for so long as the sum of (x) the aggregate number of shares of New Common Stock issuable upon conversion of Series A Notes issued to and held by the Initial Series A Noteholders or any of their respective affiliates, and (y) the aggregate number of shares of New Common Stock issued to and held by the Initial Series A Noteholders or such affiliates upon conversion of such Series A Notes continues to represent in the aggregate 7.5% or more of the New Common Stock on a fully diluted basis (but excluding for purposes of this calculation shares of New Common Stock issued or issuable pursuant to our 2003 Stock Incentive Plan or subsequent stock plan adopted by the Board, or any modification, renewal or extension thereof) (a “Fully Diluted Basis”); (3) one individual elected by Nortel Networks Limited (“Nortel”), as an initial holder of Series B Notes and warrants to purchase New Common Stock (the “Warrants”) issued to Nortel under the Plan, for so long as the sum of (x) the aggregate number of shares of New Common Stock issuable upon conversion of Series B Notes and Warrants issued to and held by Nortel or any of its affiliates, and (y) the aggregate number of shares of New Common Stock issued to and held by Nortel or such affiliate upon conversion of such Series B Notes and Warrants, continues to represent in the aggregate 4.5% or more of the New Common Stock on a Fully Diluted Basis; and (4) three individuals (the “Category 4 Directors”) elected by the initial 2005/2008 Holders who received New Common Stock under the Plan (the “Initial 2005/2008 Common Stock”), for so long as the holders of the Initial 2005/2008 Common Stock or any of their respective affiliates continue to beneficially own Initial 2005/2008 Common Stock equal, in the aggregate, to 15% or more of the New Common Stock on a Fully Diluted Basis; provided that, for so long as the Initial Series A Noteholders have the right to elect the Category 2 Directors, no more than two of the Category 4 Directors may be persons who are affiliates of Morgan Stanley & Co. Incorporated. The initial term of the Category 2 Directors and the Category 4 Directors will end on the date of the annual meeting to be held in 2004. Thereafter, the Category 2 and Category 4 Directors will be elected each year for a term ending on the date of the annual meeting of stockholders in the following year. Subject to the rights of certain parties, a director may be removed with or without cause in accordance with the procedures set forth in the Certificate of Incorporation.

Our Services

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

      Internet Services. We have offered Internet access services to corporate and ISP customers since 1996. Our Broadband Network in Argentina and Brazil links our Latin American Internet backbone, as part of the Broadband Network, to the U.S. Internet through our U.S.-based point of presence using our fiber optic links in addition to our leased satellite links. With the objective of positioning ourselves as the Latin America Internet Backbone, we have deployed a series of data centers within the region.

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

      Services to Carriers. We offer dark fiber capacity, “lit” fiber services and duct capacity to ISPs and telecommunications carriers. Our network provides customers with reliable broadband connections between and among our metropolitan area networks at high speeds. Customers that choose to purchase “lit” capacity are able to purchase an initial amount of capacity (typically 45 Mbps) and increase that capacity on demand.

      Telephony Services. We provide switched-voice domestic and international long distance telephony services to corporate customers and resellers in Argentina, international long distance service in the United States, where we have our international hub, and international long distance service in Peru. We plan to further expand these offerings to other countries in the region, of which Brazil is expected to provide the most significant market opportunities. In November 2002, we received a license to provide switched voice services to or from Brazil. As components of our telephony services, we currently offer local, national and international long-distance services, Private Branch Exchange (PBX), toll free services and local numbering to our corporate customers as well as wholesale voice services to other carriers and resellers.

      The following table shows our company’s net revenues breakdown by service for the years ended December 31, 2000, 2001 and 2002:

	December 31,

	2000	2001	% change(1)	2002	% change(1)

	(dollar amounts in thousands)
Data and value added services:
Broadband	$51,260	$85,579	67.0%	$77,733	(9.2)%
Satellite	159,265	137,053	(13.9)	88,547	(35.4)
Value added services(2)	3,743	17,184	359.1	14,191	(17.4)

Total	214,268	239,816	11.9	180,471	(24.7)
Telephony	235	11,762	4,905.1	14,327	21.8
Internet	35,996	45,403	26.1	27,243	(40.0)
Services to carriers	885	7,360	731.6	6,985	(5.1)

Total net revenues from services	$251,384	$304,341	21.1%	$229,026	(24.7)%

(1)	Increase (decrease) compared to previous year.

(2)	“Value added services” includes revenues from our data center services, systems integration and other information technology solutions services.

The Broadband Network

      Our Broadband Network, enables us to provide high capacity, high speed telecommunications services across Latin America. Our Broadband Network consists of:

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

      Our Broadband Network is a fully integrated terrestrial fiber optic network connecting Santiago, Chile; Buenos Aires, Argentina; and São Paulo and Rio de Janeiro, Brazil with points in between.

Customers

      Overview. We have grown rapidly since the commencement of our operations in 1990. Our customer base has increased from 125 corporate customers in two countries at December 31, 1992 to 2,649 corporate customers in nine countries at December 31, 2002. Larger entities, which often have significant needs for reliable, cost-effective data transmissions and other telecommunications services, were the first to use our customized telecommunications services. As a result, a significant portion of our revenues has been derived from our largest customers. A significant number of our customers, including our largest customers, are in Argentina and Colombia, which, having commenced in 1990 and 1992, respectively, are the locations of our longest-standing operations. Our customer base in Brazil has grown from 48 at the end of 1998 to 366 at the end of 2002. As our business further matures and as we extend the operation of the Broadband Network, we expect that the average size of our customers will decline.

      Our customers consist of financial institutions, major governmental agencies, and leading national and multinational corporations and private sector companies, including Repsol YPF, Petroleo Brasileiro S.A. — Petrobras, Siemens and Reuters. Our ten largest customers accounted for approximately 20.8% of our revenues in 2002 and approximately 22.9% in 2001.

      Our ten largest customers as of December 31, 2002 were:

•	subsidiaries of Global Crossing Ltd., a Bermuda-headquartered corporation that constructs, and offers carrier’s carrier services over, worldwide terrestrial and submarine fiber optic networks

•	Instituto Nacional de Hipodromos (INH), a Venezuelan horse racing track

•	Confederaçaõ Nacional da Industria, Brazil’s national association of private industrial companies

•	Corporacion Nacional de Ahorro y Vivienda, or Conavi, one of Colombia’s largest financial institutions

•	Citicorp Global Technology, Inc.

•	OpenTech S.A., a communications equipment and software distributor based in Venezuela.

•	Empresa de Telecomunicaciones de Bogotá S.A., E.S.P., one of Colombia’s largest telecommunications companies

•	HSBC Bank Brasil S.A., the third-largest privately-owned bank in Brazil

•	Perez Companc S.A., an Argentine energy conglomerate

•	Gobierno de la Provincia de Buenos Aires, the local government of the province of Buenos Aires

      The following table shows our customer concentration by country as of the dates indicated. Totals presented do not include customers from our fax, store and forward service.

Country	As of December 31,

		2000			2001			2002

	(number of customers and percentage of total)
Argentina	1,146		43.1%	1,100		38.2%	953		36.0%
Colombia	672		25.3	699		24.3	678		25.6
Brazil	238		9.0	387		13.5	366		13.8
Venezuela	251		9.5	245		8.5	215		8.1
Ecuador	210		7.9	236		8.2	216		8.2
Mexico	51		1.9	47		1.6	24		0.9
USA	64		2.4	73		2.5	67		2.5
Peru	15		0.6	33		1.2	70		2.6
Chile	9		0.3	57		2.0	60		2.3

Total	2,656		100.0%	2,877		100.0%	2,649		100.0%

      Customer Contracts. Our contracts with our customers have in the past typically ranged in duration from six months to five years and contracts with our private telecommunications network customers have generally been three-year contracts. Under the Argentine “pesification” decree, if a contract denominated in pesos is entered into after the decree’s enactment, payments under that contract are not entitled to be adjusted according to the CER or any other consumer price index. Accordingly, in order to mitigate our inflation risk, our new peso-denominated contracts in Argentina are typically for shorter terms ranging from three to six months. Contracts generally may be terminated by the customer without penalty. The private telecommunications network customers generally pay a one-time installation fee and a fixed, monthly fee. We believe that as we further commercialize our Broadband Network, we may develop a more flexible pricing structure, using both a usage-based billing and fixed fee-based billing model.

      The ongoing severe economic downturn in Argentina and recessionary economic conditions in Latin America as a whole, has adversely affected many of our customers and caused a number of them to terminate their contracts with us, fail to renew their contracts, or reduce the amount of services contracted.

      Except in Brazil (and in certain instances since the “pesification” decree, in Argentina), our contracts generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate at the time of invoicing between the local currency and the U.S. dollar. The revenues of our customers are generally denominated in local currencies. Although our customers include some of the largest and most financially sound companies and financial institutions in their markets, devaluation of local currencies relative to the U.S. dollar and foreign exchange controls restricting the exchange or convertibility of such currencies could have a material adverse effect on the ability of our customers to pay us for our services. Such currency devaluations and foreign exchange controls could also result in our customers seeking to renegotiate their contracts with us or, alternatively, defaulting on their contracts.

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

      In the past, the PTOs and international telecommunications carriers have focused on local and long-distance telephony services. More recently, however, they have focused a degree of attention and resources towards the private telecommunications network systems segment of the telecommunications market, and may be expected to increasingly do so in the future. Several of these entities have significantly greater financial and other resources than we do, including greater access to financing. These competitors may also be able to subsidize their private telecommunications network businesses with revenues from their other business lines.

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

      We believe that by maintaining our position as a reliable, high quality provider of telecommunications services, while strengthening the quality of our network and the breadth of service offerings through our Broadband Network, we will be able to maintain our current customers and successfully attract new customers. We might consider strategic alliances and other cooperative ventures with the PTOs to take advantage of each partner’s relative strengths.

      In the second category, our competitors include data transmission providers. We believe that we are able to compete successfully in data transmission services because we offer a broad array of services, provide high quality, custom-designed services that are tailored to meet the specific needs of each customer and have a greater geographical footprint for our Broadband Network than our current competitors among these providers. Among our competitors in this category are:

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

      In the third category, major telecommunications carriers have entered or indicated their intention to enter the market as deregulation in Latin America and elsewhere opens new market opportunities. Increasing competition may significantly affect our pricing policies. We cannot assure you that any future competition arising from major telecommunications carriers will not adversely affect our financial condition or results of operations.

      Furthermore, we cannot assure you that competing technologies will not become available that will negatively affect our position. For example, technologies such as DSL can significantly enhance the speed of traditional copper lines. These technologies enable our PTO competitors to offer customers high-speed services without undergoing the expense of replacing their existing twisted-pair copper networks. This, in turn, could negate our last mile advantage. Our private telecommunications services could also face future competition from entities using or proposing to use new or emerging voice and data transmission services or technologies that are not widely available in Latin America, such as space based systems dedicated to data distribution services.

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

      Cross-Border Service. We provide integrated data, voice and video transmission under the Interplus name between and among nineteen Latin American and Caribbean countries and the United States. In November 2000, we were granted a license to provide switched voice services to or from Argentina, and in November 2002 we received authorization to provide these services in Brazil. International private line services such as Interplus are traditionally provided by local carriers in each country acting as correspondents and establishing dedicated telecommunications links between their facilities. Due to our pan-Latin American presence, we are often able to offer our Interplus service using our own facilities and personnel at both ends of the private line circuit. As a result of this end-to-end control, we maintain customer service and quality assurance at both ends of an Interplus link and realize better margins than when we use a correspondent carrier.

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

      Deregulation. Various countries in Latin America have taken steps towards deregulation in the telecommunications market during the last few years. Several Latin American countries have completely or partially privatized their national carriers, including Argentina, Brazil, Mexico and Venezuela. Furthermore, some countries have demonopolized their dominant telecommunications providers. For example, Argentina and Venezuela completed the demonopolization of public telephone services by their PTOs during 2000. We believe that these events of deregulation, while serving to increase competition, have presented and will continue to present significant opportunities for us to expand our private telecommunications network services to, from and within the region, as well as to present opportunities for us in areas of telecommunications currently permitted to be conducted only by the PTOs.

Employees

      As of December 31, 2002, we employed a total of 1,271 persons, of whom 453 were employed by IMPSAT Argentina, 225 by IMPSAT Brazil, and 229 by IMPSAT Colombia. Except with respect to our Chief Executive Officer and our Chief Financial Officer, we do not have any long-term employment contracts with any of our employees, including management, and none of our employees are members of any union. We believe that our relations with our employees are good.

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

      Fiber Optic Long-Haul Capacity. The long-haul segment of our Broadband Network, which comprises a seamless long-haul, high capacity fiber optic backbone extending over 8,880 route kilometers, stretches from the Pacific Ocean at Valparaiso, Chile to the Atlantic coast in Buenos Aires, Argentina, and from there into Curitiba, Rio de Janeiro and São Paulo, Brazil. We also own and operate a long haul fiber optic network connecting the cities of Cali, Medellín and Bogotá in Colombia. To link the Broadband Network to other parts of Latin America and the world, we have purchased IRU capacity on Global Crossing Ltd.’s undersea digital fiber optic cable systems (and associated terrestrial capacity) between the United States and Latin America, including Global Crossing’s South American network, as well as leased capacity from other undersea fiber optic cable operations, including on the submarine system between Latin America and the United States of Latin American Nautilus S.A., an affiliate of the Telecom Italia Group. This capacity enables our company to transmit telecommunications traffic seamlessly from the United States to major countries in South America using the latest fiber optic technology. For a discussion of certain risks that could adversely affect our rights to IRU capacity on Global Crossing’s network, see “Certain Considerations — We are negatively impacted by Global Crossing’s insolvency.”

      In addition to our IRU capacity on Global Crossing’s undersea fiber optic networks, we are a member of the Americas-1 and Columbus-II undersea fiber optic cable consortia, and have purchased an initial total capacity of 2 Mbps on each system. Americas-1, which commenced commercial operation in December 1994, is a 4,960 mile fiber optic cable system connecting Vero Beach, Florida with the U.S. Virgin Islands, Trinidad, Brazil and Venezuela. Columbus-II links Mexico, the United States, the U.S. Virgin Islands, Spain, Portugal and Italy with about 7,440 miles of fiber optic cable. We also have reserved up to 18 Mbps, 4 Mbps and 24 Mbps of capacity on the Americas-II, Pan American and Arcos I undersea fiber optic cable networks, respectively. The 8,300 km Americas-II fiber optic submarine cable connects St. Croix, Puerto Rico, Curacao, Venezuela and Brazil. Pan American runs between the U.S. Virgin Islands, Aruba, Venezuela, Colombia, Panama, Ecuador, Peru and Chile. Arcos I, an 8,600 km fiber optic cable system, connects the United States with 14 Caribbean and Latin American nations.

      Data Centers. To complement our Broadband Network infrastructure, we operate in major cities in Latin America 14 advanced data center hosting facilities with an aggregate of approximately 500,000 gross square feet. These state-of-the-art facilities, which are capable of supporting the most advanced application hosting services, are located in Buenos Aires, Mendoza, Córdoba and Rosario in Argentina; São Paulo, Rio de Janeiro and Curitiba in Brazil; Santiago, Chile; Fort Lauderdale, United States; Mexico City, Mexico; Bogotá, Colombia; Caracas, Venezuela; Quito, Ecuador; and Lima, Peru.

      Teleports. We own and operate teleports in Buenos Aires, Argentina; São Paulo, Brazil; Bogotá, Colombia; Caracas, Venezuela; Quito, Ecuador; Mexico City, Mexico; Lima, Peru; and Fort Lauderdale, Florida, United States. In addition to the teleport in Fort Lauderdale, Florida, IMPSAT USA operates leased teleport facilities in New Jersey. We also own and operate regional teleports in Mendoza, Córdoba, Rosario, Tucumán, Mar del Plata, La Plata and Neuquén in Argentina; Medellín, Cali and Barranquilla in Colombia; Guayaquil, Ecuador; and Rio de Janeiro and Curitiba, Brazil.

      Satellite Capacity. Our satellite transmissions use both C-band (4-7 GHz) and Ku-band (10-18 GHz) frequencies. As of December 31, 2002, we had a total available leased capacity of 143.0 MHz. Our lease payments for satellite capacity totaled approximately $32.1 million in 2002. We will contract for additional leased satellite capacity if business requires. A portion of our satellite capacity is leased by our wholly-owned subsidiary, International Satellite Capacity Holding, Ltd. This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries. We believe that this method of centralizing our leasing of telecommunications capacity provides us with better terms.

Item 3.     Legal Proceedings

      As more fully described in Item 1 — “Business” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we sought protection under Chapter 11 of the United States Bankruptcy Code on June 11, 2002. We developed a Plan that was approved by the Bankruptcy Court on December 16, 2002. On March 25, 2003, the Plan became effective and we emerged from the proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to the terms of the Plan.

      We are also involved in or subject to various litigation and legal proceedings incidental to the normal conduct of our business, including with respect to regulatory matters.

      IPO Allocations Class Action. As previously reported, on November 1, 2001, a lawsuit (the “IPO Class Action”) was filed in the United States District Court for the Southern District of New York against our company, certain individuals who were then officers and directors of our company, and the underwriters to our initial public offering (IPO). This lawsuit alleged on behalf of a proposed class of all shareholders that our company and its underwriters violated various provisions of the securities laws in connection with the IPO in February 2000. Pursuant to the Plan, the plaintiffs in the IPO Class Action received in connection with their claims the assignment of any insurance proceeds that we receive in connection with the litigation, but otherwise the claims of the plaintiffs against us or any of our other assets have been discharged as part of our Chapter 11 proceedings.

      360networks, Inc. During June 2001, we terminated a series of contracts that we had signed in the first quarter of 2001 with 360americas network (Bermuda) Ltd., a subsidiary of 360networks, Inc., and certain other subsidiaries of 360networks, Inc. (collectively, “360networks”), to construct and provide IRU dark fiber, capacity services and conduit to 360networks over the Broadband Network in Argentina and Brazil, including the new Argentina-Brazil link, as a result of the breach by 360networks of its payment obligations under those contracts. Between March and May 2001, we made segments of the IRU dark fiber and capacity services available to 360networks for acceptance, but 360networks failed to make certain payments as required by our contracts with them. 360networks also failed to make certain payments for collocation space in our telehouses in Sao Paulo and Rio de Janeiro, Brazil and Buenos Aires, Argentina, and we terminated those contracts as well. We also terminated a contract with 360networks for collocation space in Caracas, Venezuela, also for payment default by 360networks.

      Our IRU dark fiber, capacity services and construction contracts with 360networks contemplated total payments of approximately $98.8 million in advance upon delivery of the IRU dark fiber, capacity services and conduit construction to 360networks and additional recurring payments, totaling approximately $45.0 million over the term of the contracts, for maintenance services. As of the termination of the contracts, 360networks had paid us a total of $25.8 million and was in default on additional payments totaling $32.0 million. In addition, 360networks was in default on payments for collocation services totaling $0.8 million.

      We commenced arbitration and litigation proceedings against 360networks for damages under the terminated contracts for the provision of IRU dark fiber and capacity services, as contemplated by the relevant agreements. During November 2002, we reached an agreement (the “Settlement Agreement”) with 360networks pursuant to which we agreed to dismiss our arbitration and litigation proceedings against 360networks and, in return, we became entitled to certain funds totaling $22.6 million that 360networks had advanced to us in connection with the contracts between us and 360networks. These funds had been recorded by us as deferred revenues during the pendency of the litigation and arbitration proceedings. In addition, under the Settlement Agreement, we received from 360networks assets with a fair value of approximately $1.6 million. The Settlement Agreement became effective on December 20, 2002.

      Global Crossing Ltd. Global Crossing Ltd. filed for protection under Chapter 11 of the Bankruptcy Code in January 2002, and the Global Crossing subsidiaries to whom our company provides services and infrastructure, as described below, were included in Global Crossing’s Chapter 11 proceedings during August 2002. We are party to a series of agreements with Global Crossing for the provision of telecommunications services. Pursuant to those agreements, our company constructed a terrestrial portion of Global Crossing’s South American network between landing points on the Atlantic Ocean in Argentina and the Pacific Ocean in Chile, granted Global Crossing a series of indefeasible rights of use (IRU) over ducts and dark fiber on its broadband telecommunication network in Argentina, Brazil and Peru, provided Global Crossing with collocation space and related services in its telehouses in Argentina, Brazil, Chile, Venezuela and Peru and provided Global Crossing with maintenance services for their telecommunications assets in Latin America. In addition, we acquired IRU and leased capacity on Global Crossing’s South American undersea fiber optic cable system in order to connect our Broadband Network with other parts of Latin America and the world.

      Commencing in the first quarter of 2002 and subsequent to the filing of Global Crossing’s petition under Chapter 11, Global Crossing has disputed a number of invoices that we have delivered to it in connection with the services which we are rendering to Global Crossing and has failed to make full payment in accordance with the terms of our invoices. The principal disputed matters include the following:

      Beginning in the first quarter of 2002, Global Crossing disputed certain of our invoices sent to its Argentine and Brazilian subsidiaries for collocation and related services in our telehouses in those countries. On January 15, 2003, we filed a motion in the Global Crossing Chapter 11 proceeding seeking an order that Global Crossing either irrevocably reject or assume the telehouse agreements and that Global Crossing make payment of all shortfalls under the telehouse agreements after the respective petition dates of the Global Crossing debtors through December 31, 2002, in the aggregate amount of $1,069,051.57, plus interest on the past due amounts, as administrative expense claims. On February 19, 2003, Global Crossing responded to our motion. In its response, Global Crossing stated its intention to assume the Brazil and Argentina telehouse agreements, along with three other telehouse agreements covering collocation space in Santiago, Chile, Lima, Peru and Caracas, Venezuela, although it also stated its right under its plan of reorganization to reconsider its assumption of such agreements at any time prior to the effective date of the Global Crossing plan of reorganization. Global Crossing denied that it owed any unpaid amounts with respect to the Argentine or Brazilian telehouse agreements. We and Global Crossing are currently seeking to agree to a schedule for evidence, briefing and adjudication of the disputes regarding the Argentine and Brazilian telehouse agreements.

      In October 2002, Global Crossing failed to make payment of the full amount of recurring service charges for operation and maintenance of the IRUs that Global Crossing acquired under the TAC Turnkey Construction and IRU Agreement dated September 22, 1999 (the “TAC Agreement”). During the first quarter of 2003, Global Crossing also paid recurring service charges under the TAC Agreement and the other backhaul agreements in amounts less than we assert to be contractually required. As part of our January 15, 2003 motion in Global Crossing’s bankruptcy proceeding, we requested that the bankruptcy court find that Global Crossing has failed to make the full recurring service charges required by the TAC Agreement and order Global Crossing to make payment of such amounts as administrative expenses through December 31, 2002, in the amount of $614,470.50, plus interest on the past due amounts as set forth in the TAC Agreement. In its response to our motion, Global Crossing requested that the bankruptcy court defer determination of our entitlement to the recurring service charges until such time as Global Crossing has decided to assume or reject the TAC Agreement and other backhaul agreements.

      On March 26, 2003, Global Crossing filed an adversary proceeding with the bankruptcy court overseeing its Chapter 11 case asserting a proprietary interest in the IRUs granted to them under the TAC Agreement and other backhaul agreements entered into between the two companies. Our response to Global Crossing’s complaint is due on April 25, 2003. Our company and Global Crossing are currently seeking to agree to a schedule for evidence, briefing and adjudication of Global Crossing’s asserted proprietary interest in the IRUs arising under the TAC Agreement and other backhaul agreements.

      On March 26, 2003, Global Crossing Bandwidth, Inc., one of the debtors in Global Crossing’s Chapter 11 proceeding, filed an adversary proceeding in the Global Crossing Chapter 11 case claiming IMPSAT USA had failed to pay Global Crossing Bandwidth, Inc. a total of $466,820 for IP transit services pursuant to a Carrier Service Agreement dated January 19, 2001 between IMPSAT USA and Global Crossing Bandwidth, Inc. We intend to dispute Global Crossing Bandwidth’s complaint on the basis that IMPSAT USA has paid in full all amounts owed by it under the Carrier Services Agreement. Our answer to the complaint in this matter is due on April 25, 2003.

      See “Certain Considerations — We are negatively impacted by Global Crossing’s insolvency” for more information concerning our commercial relationships and current disputes with Global Crossing.

Item 4.     Submission of Matters to a Vote of Security-Holders

      On or around November 1, 2002, ballots respecting the Plan and the related disclosure statement dated as of October 23, 2002 were circulated to our security holders and other persons entitled to vote on the Plan. Notice of the Plan was also mailed to our equity holders. The majority of holders of the Class 2 and Class 3 claims voted in favor of the restructuring set forth in the Plan, which was confirmed by the Bankruptcy Court on December 16, 2002. No vote was taken of the equity holders as they were not entitled to vote in accordance with the United States Bankruptcy Code.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Old Common Stock had been traded on the Nasdaq National Market under the symbol “IMPT” since the effective date of our initial public offering on February 4, 2000. On May 15, 2002, the Old Common Stock was delisted from the Nasdaq National Market because the Old Common Stock failed to maintain a minimum market value of $3 over 30 consecutive trading days and failed to maintain a minimum market value of public float of $15,000,000. Since May 15, 2002, the Old Common Stock was traded on the Nasdaq Over-The-Counter Bulletin Board under the symbol “IMPTQ.”

      The following tables shows the high and low sales price of the Old Common Stock for each fiscal quarter between January 1, 2001 through May 15, 2002 as reported on Nasdaq National Market System and, after May 15, 2002 through December 31, 2002, on the Nasdaq Over-The-Counter Bulletin Board.

	2002

Quarter	High	Low

First	$0.20	$0.05
Second	0.15	0.01
Third	0.04	0.01
Fourth	0.02	0.01

	2001

Quarter	High	Low

First	$4.44	$3.70
Second	2.19	2.00
Third	0.32	0.18
Fourth	0.22	0.20

      In accordance with the Plan, all pre-existing equity interests of IMPSAT Fiber Networks, Inc. were cancelled on the Effective Date. We anticipate the New Common Stock to trade on the Nasdaq Over-The-Counter Bulletin Board some time during the second quarter of 2003. As of March 31, 2003 there was no market for our New Common Stock and there were approximately nine holders of record of our New Common Stock, not including beneficial owners in nominee or street name. Our board of directors has not declared any dividends on our Old Common Stock in past, and we do not anticipate paying any cash dividends on the New Common Stock in the foreseeable future. In addition, the terms of our Series A Notes and Series B Notes restrict our ability to pay dividends on the New Common Stock.

      The information required concerning compensation plans under which equity securities of our company are authorized for issuance is set forth in Item 12 of this Report under the caption “Equity Compensation Plan Information.”

Item 6.     Selected Financial Data

      The following selected financial data are for our company on a consolidated basis in accordance with U.S. GAAP. The following financial data have been derived from our company’s audited consolidated financial statements for the respective years. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes included at the back of this Report.

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands, except per share amounts)
Statement of operations data:
Net revenues from services:
Data and value added services	$183,213	$195,110	$214,268	$239,816	$180,471
Internet	20,207	26,044	35,996	45,403	27,243
Telephony	—	—	235	11,762	14,327
Services to carriers	—	—	885	7,360	6,985

Total net revenues from services	203,420	221,154	251,384	304,341	229,026
Sales of equipment	4,669	7,297	13,083	14,952	1,168
Broadband Network development revenues	—	—	57,676	7,197	—

Total net revenues	208,089	228,451	322,143	326,490	230,194

Costs and expenses:
Direct costs:
Contracted services	17,897	21,853	29,573	40,629	19,199
Other direct costs	16,096	31,055	21,349	35,416	25,935
Leased capacity	31,228	49,666	74,188	87,057	74,679
Broadband network cost	—	—	34,729	3,335	—
Cost of equipment sold	3,665	5,187	12,308	10,472	576

Total Direct Costs	68,886	107,761	172,147	176,909	120,389
Salaries and wages	38,198	46,174	68,922	82,095	47,894
Selling, general and administrative	37,189	40,631	58,471	52,964	28,204
Asset impairment charge	—	—	—	381,888	—
Gain on early extinguishment of debt	—	—	—	—	(16,367)
Depreciation and amortization	36,946	130,071	84,488	123,678	82,766

Total costs and expenses	181,219	324,637	384,028	817,534	262,886

Operating income (loss)	26,870	(96,186)	(61,885)	(491,044)	(32,692)

Other income (expenses):
Interest income and investment gains	4,686	7,418	27,394	10,687	1,907
Interest expense	(49,384)	(62,979)	(112,894)	(143,521)	(75,815)
Net gain (loss) on foreign exchange	675	(8,042)	(10,614)	(41,182)	(91,884)
Recognition of other-than-temporary decline in value of investments	—	—	—	(20,650)	(794)
Reorganization items					(23,297)
Legal Settlement					26,229
Other (loss) income, net	760	15,305	704	(2,125)	(5,896)

Total other expenses	(43,263)	(48,298)	(95,410)	(196,791)	(169,550)

Loss before income taxes	(16,393)	(144,484)	(157,295)	(687,835)	(202,242)
Benefit from (provision for) foreign income taxes	(3,805)	20,733	4,547	(27,420)	(2,273)

Loss before dividends on redeemable preferred stock	(20,198)	(123,751)	(152,748)	(715,255)	(204,515)
Cumulative effect of a change in accounting principle, net of tax	(1,269)	—	—	—	—
(Income) loss attributable to minority interest	(2,502)	6,225	—	—	—
Dividends on redeemable preferred stock	(10,018)	(14,017)	(1,393)	—	—

Net loss	$(33,987)	$(131,543)	$(154,141)	$(715,255)	(204,515)

Net loss per common share: Basic and diluted	$(0.71)	$(2.42)	$(1.74)	$(7.82)	$(2.24)

Weighted average number of common shares: Basic and diluted	47,983	54,447	88,534	91,429	91,429

	As of December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$90,021	$97,507	$67,737	$35,606	$32,563
Trading investments	—	—	240,892	29,319	23,021
Total current assets	159,099	179,026	458,873	165,768	106,016
Broadband Network, net	—	71,868	364,221	310,598	228,471
Property, plant and equipment, net	330,726	310,330	381,674	214,459	175,477
Investments in common stock	10,708	235,925	15,091	3,307	86
Total assets	527,218	828,332	1,374,750	718,574	520,683
Total current liabilities	97,910	196,931	220,305	1,133,635	402,986
Total short-term debt and current portion of long-term debt	40,400	38,677	52,980	967,399	281,680
Total long-term debt, net	379,292	445,634	915,263	23,189	27,592
Liabilities subject to compromise	—	—	—	—	727,522
Minority interest	13,071	—	—	—	—
Redeemable preferred stock	135,018	149,035	—	—	—
Stockholders’ (deficiency) equity	(101,519)	15,341	158,585	(552,642)	(722,615)

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Other Financial Data:
Cash flow provided by (used in):
Operating activities	16,740	3,849	(87)	(71,077)	26,392
Investing activities	(128,155)	(133,975)	(511,481)	51,885	(11,635)
Financing activities	191,523	139,336	485,695	(5,961)	(17,246)
Capital expenditures	109,934	155,440	447,471	226,825	20,483

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Reorganization. As discussed above under “Business — Chapter 11 Filing and Emergence,” the Bankruptcy Court confirmed the Plan on December 16, 2002. In accordance to the terms of the Plan, we formally emerged from bankruptcy on the Effective Date, March 25, 2003. Pursuant to the Plan, on the Effective Date, all of the shares of our Old Common Stock, options granted under our stock option plans and any other equity interests were cancelled, retired and eliminated with no consideration paid thereon. We also adopted a new 2003 Stock Incentive Plan and terminated our 1998 Stock Option Plan and our 1999 Stock Option Plan. Also under the Plan, we restructured our obligations with certain holders of our Original Vendor Financing Agreements and the holders of our former Senior Notes. On the Effective Date, in full satisfaction of the claims of the 2005/2008 Holders, we issued 9.8 million shares of New Common Stock (as decreased by the number of shares necessary to allow for the allocation of the Common Stock Reserve Pool to Post-Effective Date Contingencies and other general unsecured claims (see “Business — Chapter 11 Filing and Emergence”)) in accordance with the Plan. Each holder of our Notes Due 2003 has received, in full satisfaction of its claims, including the outstanding principal and all accrued and unpaid interest thereon, its ratable portion of our $67,531,000 aggregate principal amount of Series A Notes. In full satisfaction of their claims, the holders of the Original Vendor Financing Agreements and other creditors of our operating subsidiaries holding guarantees by our parent holding company of such indebtedness who voted to accept the Plan have received, inter alia, $23.9 million in aggregate principal amount of our new Series B Notes and restructured senior debt of one or more of our operating subsidiaries in the amounts provided for in the Plan, and an aggregate of 3,155,244 New Warrants. We also issued, pursuant to the Plan 200,000 shares of New Common Stock to certain of our officers in accordance with our 2003 Stock Incentive Plan.

      Pursuant to our reorganization, we have substantially reduced our outstanding debt and annual interest expense and increased our liquidity. At December 31, 2002, prior to the reorganization, our long-term debt, including current maturities and estimated liabilities subject to Chapter 11 proceedings, aggregated approximately $1.09 billion. Such liabilities at December 31, 2002, adjusted to give pro forma effect to the consummation of the reorganization, aggregate approximately $267.0 million. Also at December 31, 2002, our total indebtedness aggregated $1.04 billion and our cash and cash equivalents totaled $32.6 million. As of the Effective Date, our total indebtedness was approximately $264.9 million and our cash and cash equivalents totaled approximately $61.1 million. Our reported net interest expense for 2002 totaled $73.9 million (not including $52.2 million of contractually accrued interest on our unsecured, pre-petition obligations, which, pursuant to the provisions of the Bankruptcy Code, ceased to accrue at and after June 11, 2002, the date of our Chapter 11 filing). As a consequence of our Chapter 11 reorganization, we estimate that our net cash interest expense will be reduced to approximately $18.7 million during 2003.

      Upon our emergence from bankruptcy on March 25, 2003, we have adopted “fresh start” reporting as required by “American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Under SOP 90-7 fresh start reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start reporting is applied. Among other things, this requires us to allocate the reorganization value of our reorganized company to its specific tangible and identifiable assets and liabilities. The effect of the reorganization and the implementation of SOP 90-7 fresh start reporting on our consolidated financial statements as if we had formally emerged from bankruptcy on December 31, 2002 is discussed in detail in Note 17 (unaudited) to our audited consolidated financial statements included elsewhere in this Report. As a result of the implementation of SOP 90-7 fresh start reporting, the consolidated financial statements of our company from and after its emergence from bankruptcy will not be comparable to the consolidated financial statements of prior periods.

      Revenues. Our contracts with our customers have in the past typically ranged in duration from six months to five years and contracts with our private telecommunications network customers have generally been three-year contracts. Under the Argentine “pesification” decree, if a contract denominated in pesosis entered into after the decree’s enactment, payments under that contract are not entitled to be adjusted according to the CER or any other consumer price index. Accordingly, in order to mitigate our inflation risk, our new peso-denominated contracts in Argentina will typically be for shorter terms ranging from three to six months. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the quantity and type of equipment installed. Except in Brazil and, since the “pesification” decree, in Argentina, the fees stipulated in the contracts are generally denominated in U.S. dollar equivalents. See “Certain Considerations — We are vulnerable to currency fluctuations . . .” and “— Currency Risks.” Services (other than installation fees) are billed on a monthly, predetermined basis, which coincide with the rendering of the services. We report our revenues net of deductions for sales taxes.

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

      Although we believe that our geographic diversification provides some protection against economic downturns in any particular country, our results of operations and business prospects depend upon the overall financial and economic conditions in Latin America. Most of the countries in which we operate are undergoing, or have experienced in recent years, political and economic volatility. With the exception of the United States, each of the countries in which we operate have suffered in recent years and, in some cases, continue to experience, economic recession. In particular, Argentina (our largest market in terms of revenues generated) and Venezuela are experiencing severe economic and political crises. See “Certain Considerations — Economic and political conditions in Latin America pose numerous risks to our operations.” These conditions may have material adverse effects on our business, results of operation and financial condition.

      Costs and Expenses. Our costs and expenses principally include:

•	direct costs

•	salaries and wages

•	selling, general and administrative expenses

•	depreciation and amortization

      Our direct costs include payments for leased satellite transponder and fiber optic capacity. The completion of the Broadband Network has decreased our payments for leased capacity as we have shifted transmission from leased satellite facilities to our Broadband Network after satellite contracts expire. The other principal items composing direct costs are contracted services costs, and other direct costs. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. Installation and de-installation costs are the costs we incur when we install or remove earth stations, microstations and other equipment from customer premises. Other direct costs include:

•	licenses and other fees

•	sales commissions paid to third-party sales representatives

•	allowance for doubtful accounts

      Our selling, general and administrative expenses consist principally of:

•	publicity and promotion costs

•	fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance and corporate telecommunication and energy expenses

      Currency Risks. Except in Argentina (since the “pesification” decree, to the extent discussed below) and Brazil, our contracts with customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during 2002. Nevertheless, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, we are exposed to exchange rate risk, even in countries other than Argentina and Brazil. Furthermore, under Brazilian law and to the extent discussed above, under Argentina’s “pesification” decree, our contracts with customers in Brazil cannot and, under certain circumstances, our contracts with customers in Argentina may not, be linked to the exchange rate between the local currency and the U.S. dollar. Accordingly, operations in Argentina and Brazil increase our exposure to exchange rate risks. In addition, the foreign currency exchange and transfer controls established by the Venezuelan government in February 2003 are likely to adversely affect the collectibility of our dollar-denominated contracts in Venezuela.

      In early January 2002, the government of President Eduardo Duhalde, who abandoned the decade-old fixed peso-dollar exchange rate and permitted the pesoto float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and has traded as low as 3.87 pesos to the U.S. dollar on June 26, 2002. As of March 31, 2003, the floating exchange rate was 2.88 pesos to the U.S. dollar. The devaluation of the Argentine peso will generally affect our consolidated financial statements by generating foreign exchange gains or losses on dollar-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in our revenues, costs and expenses in Argentina.

      Since the “pesification” decree, IMPSAT Argentina’s customer contracts and operating cash inflows are now predominantly denominated in pesos. However, IMPSAT Argentina’s debt service payments and a significant portion of its costs (including capital equipment purchases and payments for certain leased telecommunications capacity) remain denominated and payable in U.S. dollars. Accordingly, our financial condition and results of operations in Argentina are dependent upon IMPSAT Argentina’s ability to generate sufficient pesos (in U.S. dollar terms) to pay its costs and expenses and to satisfy its debt service requirements. Because of the recent nature of these events and the significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina, management cannot presently determine or reasonably estimate the impact a continued economic crisis in that country could possibly have on IMPSAT Argentina’s and our consolidated cash flows, financial condition, and results of operations.

      Our operations in Brazil have also been affected by currency devaluation during 2002. Investors became increasingly uneasy about Brazil due to, among other factors, an increasingly uncertain political environment leading up to the election at the end of October 2002 of Luiz Inacio Lula da Silva. The markets are awaiting further clarification as to the policies that will be implemented by his administration and the effect of these policies, although there has been a positive market reaction to Mr. da Silva’s actions and appointments thus far. The election was preceded by the rapid decline in the value of Brazil’s currency compared to the U.S. dollar and speculation about the ability of Brazil to service its approximately $239 billion of public debt, much of which must be refinanced in the next several years. At December 31, 2001, the real traded at a rate of R$2.41 = $1.00. The real depreciated during 2002, reaching a low of R$4.03 = $ 1.00 during the third and fourth quarters of that year, and closing at R$3.53 = $1.00 at December 31, 2002. At March 31, 2003, the real traded at a rate of R$3.46 = $1.00.

      Widespread discontent with the policies of the current Venezuelan government produced a country-wide strike in the beginning of December 2002 that lasted two months and seriously disrupted economic activity in Venezuela and severely curtailed the production and export of oil, the major source of Venezuela’s foreign exchange. In response, on February 5, 2003, the Venezuelan government imposed foreign exchange and price controls, making it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls could also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At December 31, 2001, the bolivartraded at a rate of Bs.769.00 = $1.00, at December 31, 2002, it traded at a rate of Bs.1,392.00 = $1.00, and at February 5, 2003, it traded at the rate of Bs.1,924 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls.

      Global Crossing Insolvency. We are party to a series of agreements with several subsidiaries of Global Crossing Ltd. for the provision of telecommunications services. Pursuant to those agreements, which were initially signed in 1999, we constructed a terrestrial portion of Global Crossing’s South American network between landing points on the Atlantic Ocean in Argentina and the Pacific Ocean in Chile, granted Global Crossing a series of indefeasible rights of use (IRU) over ducts and dark fiber on our Broadband Network in Argentina, Brazil and Peru, provided Global Crossing with collocation space and related services in our data centers in Argentina, Brazil, Chile, Venezuela and Peru and provided Global Crossing with maintenance services for their telecommunications assets in Latin America. In addition, we acquired IRU and leased capacity on Global Crossing’s South American undersea fiber optic cable system in order to connect our Broadband Network with other parts of Latin America and the world.

      During 2002, we recognized revenues totaling $14.8 million from Global Crossing for the services provided under our agreements with Global Crossing. Of this amount, $10.6 million represented services that were billed on a quarterly basis, and $4.2 million represented the recognition of revenue that had been deferred under the IRUs that we granted to Global Crossing. In 2002, Global Crossing invoiced us a total of $2.0 million, principally for maintenance services on the IRUs that we have acquired from Global Crossing. In general, invoices under our agreements with Global Crossing are submitted quarterly in advance and are payable 30 days after receipt.

      In January 2002, Global Crossing Ltd. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although the Global Crossing subsidiaries to whom we provide services and infrastructure were not originally included in Global Crossing Ltd.’s Chapter 11 filing, during August 2002 Global Crossing Ltd.

amended its Chapter 11 proceeding to include its subsidiaries that are counterparties to the agreements with us.

      As of December 31, 2002, Global Crossing owed us $3.3 million that we invoiced to them during 2002. We have recorded a provision for doubtful accounts of $2.1 million against these receivables. As of March 7, 2003, Global Crossing owed us $4.8 million that we invoiced them during 2002 and the first quarter of 2003. We have recorded a provision for doubtful accounts of $2.8 million against these receivables.

      We have disputed a total of $[0.1] million that Global Crossing has invoiced us for services through the end of 2002. The amounts that we owe Global Crossing are principally owed to Global Crossing Bandwidth, Inc., a subsidiary of Global Crossing that is among the Global Crossing parties that have filed for relief under Chapter 11.

      Global Crossing’s reorganization plan was approved in December 2002. Global Crossing is awaiting receipt of certain regulatory approvals and satisfaction of other conditions to the effectiveness of its plan of reorganization, and there is no guaranty as to when or whether it will emerge from bankruptcy. The difficulties being experienced by Global Crossing, including Global Crossing’s Chapter 11 proceeding, have had an adverse effect on our financial condition and operations. At a minimum, Global Crossing’s bankruptcy proceedings have caused delays in our efforts to enforce our contracts with Global Crossing. In the event of a rejection of any of the contracts by Global Crossing, any pre-petition damages that we might have in respect of such rejected contracts would be treated as claims in the applicable Global Crossing bankruptcy proceedings, which claims may not realize any meaningful recovery to us. In this regard, in connection with Global Crossing’s filing at the end of August 2002 to include certain of its subsidiaries in its Chapter 11 proceedings, Global Crossing rejected one of its agreements with us, pursuant to which agreement IMPSAT Colombia had agreed to lease space in its telehouse in Bogota, Colombia to Global Crossing. More recently, Global Crossing has indicated in its filings related to its Chapter 11 proceeding that it might reject some or all of the other agreements that it has with us.

      We are monitoring the Global Crossing commercial relationship and the outcome of its bankruptcy proceedings carefully. We have filed motions in Global Crossing’s bankruptcy proceeding seeking an order that Global Crossing make payment to us of the amounts claimed by us and that Global Crossing either accept or reject its contracts with us. Global Crossing has disputed that it owes us any amounts under the contracts at issue and has filed a proceeding seeking that the bankruptcy court grant Global Crossing a property right in the IRUs that it acquired from us. See “Certain Considerations — We are negatively impacted by Global Crossing’s insolvency” and “Legal Proceedings — Global Crossing.”

Critical Accounting Policies

      In the ordinary course of business, our company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). We use our best judgment based on our knowledge of existing facts and circumstances and actions that we may undertake in the future, as well as the advice of external experts in determining the estimates that affect our consolidated financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our most critical accounting policies are:

      Revenue Recognition. We record revenues from data, value-added telephony, IT solutions and Internet services monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer.

      We have entered into agreements with carriers granting indefeasible rights of use (“IRUs”) and access to portions of our Broadband Network capacity and infrastructure. Pursuant to these agreements, we receive fixed advance payments for the IRUs and recognize the revenue from the IRUs ratably over the life of the IRUs. Amounts received in advance are recorded as deferred revenue.

      Non-Monetary Transactions. We may exchange capacity on our Broadband Network for capacity from other carriers through the exchange of IRUs. We account for these transactions as an exchange of similar IRUs at historical carryover basis with no revenue, gain or loss recognized.

      Broadband Network and Property, Plant and Equipment. Our business is capital intensive. We record at cost our telecommunications network assets and other improvements that, in management’s opinion, extend the useful lives of the underlying assets, and depreciate such assets and improvements over their estimated useful lives. Our telecommunications network is highly complex and, due to innovation and enhancements, certain components of the network may lose their utility faster than anticipated. We periodically reassess the economic lives of these components and make adjustments to their expected lives after considering historical experience and capacity requirements, consulting with the vendors, and assessing new product and market demands and other factors. When these factors indicate that network components may not be useful for as long as anticipated, we depreciate their remaining book values over their residual useful lives. The timing and deployment of new technologies could affect the estimated remaining useful lives of our telecommunications network assets, which could have a significant impact on our results of operations in the future.

      Impairment of Long-Lived Assets. We periodically review the carrying amounts of our Broadband Network and property, plant, and equipment to determine whether current events or circumstances warrant adjustments to the carrying amounts. As part of this review, we analyze the projected undiscounted cash flows associated with our Broadband Network and property, plant, and equipment. Considerable management judgment is required in establishing the assumptions necessary to complete this analysis. Although we believe these estimates to be reasonable, they could vary significantly from actual results and our estimates could change based on market conditions. Variances in results or estimates could cause changes to the carrying value of our assets including, but not limited to, recording additional impairment charges for some of these assets in future periods. During the year ended December 31, 2001, we recorded a $381.9 million impairment charge primarily related to our telecommunications network.

      Basis for Translation. IMPSAT maintains its accounts in U.S. dollars. The accounts of our subsidiaries are maintained in the currencies of the respective countries. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” the accounts of our subsidiaries are translated from local currency amounts to U.S. dollars. The method of translation is determined by the functional currency of our subsidiaries. A subsidiary’s functional currency is defined as the currency of the primary environment in which a subsidiary operates and is determined based on management’s judgment. When a subsidiary’s accounts are not maintained in the functional currency, the financial statements must be remeasured into the functional currency. This involves remeasuring monetary assets and liabilities using current exchange rates and non-monetary assets and liabilities using historical exchange rates. The adjustments generated by remeasurement are included in our consolidated statement of operations.

      When the local currency of a subsidiary is determined to be the functional currency, the statements are translated into U.S. dollars using the current rate method. The adjustments generated by translation using the current rate method are accumulated in an equity account entitled “Accumulated other comprehensive loss” within our consolidated balance sheets.

      Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Our consolidated financial statements have been prepared in accordance with AICPA Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the consolidated financial statements for periods including and subsequent to filing of our Chapter 11 petition should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of our business. Expenses and other items not directly related to ongoing operations are reflected separately in the consolidated statement of operations as reorganization items.

      Upon consummation of the Plan, we will apply “Fresh-Start” reporting in accordance with GAAP and the requirements of SOP 90-7. Under Fresh Start reporting, the reorganization value of our company, which generally represents its going concern value, is ultimately determined pursuant to the approval of the Plan by its creditors and confirmation of the Plan by the Bankruptcy Court. Upon the Effective Date, a new capital structure will be established and assets and liabilities, other than deferred taxes, will be stated at their relative fair values. Deferred taxes are determined in conformity with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 109.

      These policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during 2002, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during 2002.

Results of Operations

      The following table summarizes our results of operations:

	Year Ended December 31,

	2000		2001		2002

	(in thousands and as a percentage of consolidated)
	revenues
Net revenues :
Net revenues from services :
Data and value added services	$214,268	66.5%	$239,816	73.5%	$180,471	78.4%
Internet	35,996	11.2	45,403	13.9	27,243	11.8
Telephony	235	0.1	11,762	3.6	14,327	6.2
Services to carriers	885	0.3	7,360	2.2	6,985	3.0

Total net revenues from services	251,384	78.0	304,341	93.2	229,026	99.5
Sale of equipment	13,083	4.1	14,952	4.6	1,168	0.5
Broadband network development revenues	57,676	17.9	7,197	2.2	—	—

Total net revenues	322,143	100.0	326,490	100.0	230,194	100.0

Direct costs :
Contracted services	29,573	9.2	40,629	12.4	19,199	8.3
Other direct costs	21,349	6.6	35,416	10.8	25,935	11.3
Leased capacity	74,188	23.0	87,057	26.7	74,679	32.4
Broadband network cost	34,729	10.8	3,335	1.0	—	—
Cost of equipment sold	12,308	3.8	10,472	3.2	576	0.3

Total direct costs	172,147	53.4	176,909	54.2	120,389	52.3

	Year Ended December 31,

		2000			2001			2002

	(in thousands and as a percentage of consolidated)
	revenues
Salaries and wages	68,922		21.4	82,095		25.1	47,894		20.8
Selling, general and administrative expenses	58,471		18.2	52,964		16.2	28,204		12.3
Asset impairment charge	—		—	381,888		117.0	—		—
Gain on early extinguishment of debt	—		—	—		—	(16,367)		(7.1)
Depreciation and amortization	84,488		26.2	123,678		37.9	82,766		36.0
Interest expense, net	85,500		26.5	132,834		40.7	73,908		32.1
Net loss on foreign exchange	10,614		3.3	41,182		12.6	91,884		39.9
Recognition of other-than-temporary decline in value of investments	—		—	20,650		6.3	794		0.3
Reorganization items	—		—	—		—	23,297		10.1
Legal settlement	—		—	—		—	(26,229)		(11.4)
Other (income) loss, net	(704)		(0.2)	2,125		0.7	5,896		2.5
(Benefit from) provision for foreign income taxes	(4,547)		(1.4)	27,420		8.4	2,273		1.0
Net loss	$154,141		47.8%	$715,255		219.1%	$204,515		88.7%

2002 Compared to 2001

      Revenues. Our total net revenues for 2001 and 2002 equaled $326.5 million and $230.2 million. Net revenues were composed of net revenues from services, sales of equipment and Broadband Network development revenues. The decrease in our net revenues was principally due to the continuing adverse economic conditions being experienced throughout Latin America, including the significant devaluations of the Argentine peso and the Brazilian real during 2002.

      Our net revenues from services for 2002 totaled $229.0 million, a decrease of $75.3 million (or 24.7%) compared to 2001. Our net revenues from services during 2002 included net revenues from:

•	data and value added services, which include satellite and broadband data transmission services, data center services, and other value-added services

•	Internet, which is composed of our Internet backbone access and managed modem services

•	telephony, including local, national and international long-distance services, and

•	services to carriers, which consist of our wholesale services to other telecommunications carriers (including revenue recognition from the sale of IRU capacity on our Broadband Network to, and our provision of switching and transportation of telecommunications traffic services for, such carriers), and related maintenance services to those carriers.

      The following table shows our revenues from services by business lines (after elimination of intercompany transactions) for the periods indicated:

	December 31,

	2000	2001	% change(1)	2002	% change(1)

	(dollar amounts in thousands)
Data and value added services:
Satellite	$159,265	$137,053	(13.9)%	$88,547	(35.4)%
Broadband	51,260	85,579	67.0	77,733	(9.2)
Other value added services(2)	3,743	17,184	359.1	14,191	(17.4)

Total	214,268	239,816	11.9	180,471	(24.7)
Internet	35,996	45,403	26.1	27,243	(40.0)
Telephony	235	11,762	4,905.1	14,327	21.8
Services to carriers	885	7,360	731.6	6,985	(5.1)

Total net revenues from services	$251,384	$304,341	21.1	$229,026	(24.8)

(1)	Increase (decrease) compared to previous year.

(2)	Includes our data center services, systems integration and other information technology solutions services.

      The decrease in our net revenues from services during 2002 as compared to 2001 primarily resulted from lower revenues from data and value added services and Internet services (offset in part by an increase in our revenues from telephony services during 2002). Changes in our revenues during 2002 as compared to 2001 include the following:

•	Our revenues from satellite services during 2002 declined in comparison to 2001 due to (i) the effect of devaluations of the Argentine peso and the Brazilian real, (ii) lower satellite-based services volume (as we transferred telecommunications services to our Broadband Network), (iii) downward pressure on our prices because of competition and adverse economic conditions, and (iv) a number of customer cancellations or non-renewals.

•	Our revenues from broadband services decreased during 2002 as compared to 2001 due to the negative effect on these revenues (in U.S. dollar terms) primarily attributable to the devaluation of the Argentine peso and the Brazilian real.

•	The decline in our revenues from Internet services during 2002 over the prior year is attributable to (i) pricing pressure (because of competition and adverse economic conditions), (ii) the effect of devaluations of the Argentine peso and the Brazilian real, and (iii) our sale during 2002 of our retail Internet service provider business in Ecuador.

•	Our telephony services revenues increased during 2002 as compared to 2001. Our telephony services in Argentina, which we introduced as a new service in 2001, are utilized by third-party resellers. The overall increase in our telephony services revenues for 2002 over 2001 was generated in connection with our increased delivery during that period of switched voice services to corporate customers in Argentina and international call terminations to end-user customers in Peru and the United States.

•	Our revenues from services to carriers decreased during 2002 compared to 2001. Our revenues from services to carriers during 2002 have been impacted by the cancellation of our contracts with 360networks in June 2001 and a general decline in demand by telecommunications companies for “dark” and “lit” fiber capacity.

      We had 2,649 customers at December 31, 2002, compared to 2,877 customers at December 31, 2001.

      The following table shows the evolution of our customer base for the periods indicated:

	December	December
	31, 2001	31, 2002

	Number of Customers		% Change(1)

IMPSAT Argentina	1,100	953	(13.4)
IMPSAT Colombia	699	678	(3.0)
IMPSAT Brazil	387	366	(5.4)
IMPSAT Venezuela	245	215	(12.2)
IMPSAT Ecuador	236	216	(8.5)
IMPSAT Mexico	47	24	(48.9)
IMPSAT Chile	57	60	5.3
IMPSAT Peru	33	70	112.1
IMPSAT USA	73	67	(8.2)

Total	2,877	2,649	(7.9)

(1)	Increase (decrease) as of December 31, 2002 compared to as of December 31, 2001.

      During 2002, we lost a net total of 228 customers, a decrease of 7.9% compared to the prior year. Due to adverse economic conditions in Argentina, we lost a net total of 147 customers in that country during 2002. In addition to poor economic conditions in Argentina and Brazil, negative or sluggish economic growth persisted throughout most of the Latin American region during 2002. During 2002, we have not experienced any significant customer losses to our competitors.

      In addition to net revenues from services, our total net revenues for 2002 included revenues from sales of equipment. Revenues from equipment sales for 2002 totaled $1.2 million, a $13.8 million (or 92.2%) decrease over 2001. We did not record any Broadband Network development revenues during 2002. Our Broadband Network development revenues for 2001 totaled $7.2 million. Because equipment sales are ancillary to our core business and are generally engaged in by our company only on an opportunistic basis, we are currently unable to predict more than minimal sales of equipment during 2003. We do not anticipate any Broadband Network development revenues during 2003.

      The following table shows by operating subsidiary our revenues from services and total revenues (in each case, including intercompany transactions) for the periods indicated:

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
IMPSAT Argentina
Services	$116,004	$122,284	$56,009
Sale of equipment	12,221	7,962	538
Broadband network development	32,272	—	—

Total	160,497	130,246	56,547

IMPSAT Colombia
Services	54,819	62,087	58,300
Sale of equipment	—	493	14

Total	54,819	62,580	58,314

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
IMPSAT Brazil
Services	27,947	42,816	35,804
Sale of equipment	308	2,627	9
Broadband network development	9,336	2,552	—

Total	37,591	47,995	35,813

IMPSAT Venezuela
Services	28,038	31,411	31,285
Sale of equipment	89	1,235	349

Total	28,127	32,646	31,364

IMPSAT Ecuador
Services	14,263	15,756	16,633
Sale of equipment	379	79	87

Total	14,642	15,835	16,720

IMPSAT Chile
Services	278	7,431	9,494
Sale of equipment	—	1,415	—
Broadband network development	16,068	4,645	—

Total	16,346	13,491	9,494

IMPSAT Peru
Services	568	6,020	11,015
Sale of equipment	904	1,021	152

Total	1,472	7,041	11,167

IMPSAT USA
Services	27,653	37,051	33,315
Sale of equipment	47	118	14

Total	27,700	37,169	33,329

International Satellite Capacity Holding, Ltd.(1)
Services	8,992	14,941	16,616

Total	8,992	14,941	16,616

Other
Services	3,525	4,394	3,599
Sale of equipment	27	2	5

Total	3,552	4,396	3,604

(1)	This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries.

      The growth in our net revenues from services has been adversely impacted during the past three years by the continued adverse economic conditions in our most important markets in Argentina, Brazil and Colombia, as well as in Venezuela. See “Certain Considerations — Economic and political conditions in Latin America pose numerous risks to our operations.”

      Argentina, which has been mired in economic recession for the past four years, is our largest market in terms of number of customers and, until the devaluation of the peso in 2002, in revenues. In the first weeks of January 2002, Argentina defaulted on its external debt payments and devalued its currency, exacerbating declining commercial confidence and activity and further inflating exorbitant costs of financing for Argentine companies. Argentina continues to experience adverse economic conditions and a lack of access to international capital markets and has faced during 2002 internal disruption and social unrest. For 2003, we do not expect that the conditions affecting the Argentine economy will subside or that future economic developments in Argentina will improve in any significant respect, and it is possible that the Argentine economic and political environment could deteriorate even further. The political and economic crises in Argentina, our largest country of operation, will continue to have a materially adverse impact on our financial condition and results of operations. See “Certain Considerations — Economic and political conditions in Latin America pose numerous risks to our operations” for a description of the economic and political crises in Argentina.

      During 2002, IMPSAT Argentina’s financial condition and results of operations were severely and negatively affected by currency fluctuations, inflation, interest rates, taxation and other political, social and economic developments in and affecting Argentina. The ongoing severe economic downturn in Argentina has adversely affected many of our customers in that country and caused a number of them to terminate their contracts with us, fail to renew their contracts, or reduce the amount of services contracted. See “Business – Customers.” During the remainder of 2003, we expect these negative conditions to continue to adversely impair our business, financial condition and results of operations.

      Our total net revenues at IMPSAT Argentina for 2002 totaled $56.6 million, a decrease of $73.7 million (or 56.6%) compared to 2001. This decrease was primarily caused by the devaluation of the Argentine peso following the implementation of the “pesification” decree and general recessionary conditions in that country.

      Our results in Brazil also were adversely affected during 2002 as compared to 2001 by the devaluation of the Brazilian real against the U.S. dollar. At December 31, 2001, the real traded at a rate of R$2.41 = $1.00, and at December 31, 2002 it had depreciated 46.5% to R$3.53 = $1.00. As of March 31, 2003, the real traded at a rate of R$3.46 = $1.00. These and prior devaluations have had a negative effect on our real-denominated revenues. The devaluation of the real and the decline in growth in the Brazilian economy have been caused in part by the continued recession in the region, a general aversion to emerging markets by foreign direct and financial investors and the overall decline in worldwide economic production. In addition, there remains some concern among the international investor community that Mr. da Silva, who was elected president of Brazil on October 27, 2002, will cause Brazil to alter its policies in a manner that would adversely affect its economy. These conditions have had, and can be expected to continue to have, an adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations.

      IMPSAT Brazil’s revenues from services for 2002 totaled $35.8 million, a decrease of $7.0 million (or 16.4%) compared to the same periods in 2001. This decrease in revenues relates primarily to the effect of the devaluation of the real. In local currency terms, IMPSAT Brazil’s revenues for 2002 decreased by 3.8% as compared to 2001.

      IMPSAT Colombia recorded revenues from services of $58.3 million during 2002, compared to $62.1 million for 2001. Our net revenues from services in Colombia have been negatively impacted by sustained adverse economic conditions in that country and increased competition. Colombia’s economy continues to suffer as a result of devaluations of the Colombian peso and an enduring civil war.

      Revenues from services at IMPSAT Venezuela equaled $31.3 million for 2002, compared to $31.4 million for 2001. On February 12, 2002, Venezuela’s government floated its currency, ending a five-year-old regime that permitted the bolivar to trade only within a fixed-band against the U.S. dollar. As a result, devaluation of the bolivar occurred. Venezuela has experienced and continues to experience political and economic uncertainty following the attempted military coup staged against that country’s President Hugo Chavez during the first weeks of April 2002 and the labor strikes that commenced in December 2002 and ended two months later. In response to this political and economic turmoil affecting Venezuela, that country’s government imposed foreign exchange and price controls during February 2003, making it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls could also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. See “Certain Considerations — Economic and political conditions in Latin America pose numerous risks to our operations.” The continuation or worsening of this crisis in Venezuela could have a material adverse effect on IMPSAT Venezuela’s results of operations and financial condition. See “Certain Considerations — Economic and political conditions in Latin America pose numerous risks to our operations.”

      Direct Costs. Our direct costs for 2002 totaled $120.4 million, a decrease of $56.5 million (or 31.9%), compared to 2001. As compared to 2001, this reduction during 2002 was caused principally by (i) the devaluation of local currencies in Argentina, Brazil, Colombia and Venezuela during 2002, which had the effect of decreasing our direct costs in those countries in U.S. dollar terms, and (ii) our incurring significantly lower total costs of equipment sold and no Broadband Network development costs during 2002. Of our total direct costs for 2002, $42.8 million related to the operations of IMPSAT Argentina, compared to $86.7 million at IMPSAT Argentina for 2001. Direct costs for IMPSAT Brazil totaled $21.9 million for 2002, compared to $32.3 million for 2001. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

(1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During 2002, our contracted services costs totaled $19.2 million, a decrease of $21.4 million (or 52.7%) compared to 2001. Of this amount, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $14.4 million for 2002 compared to $27.4 million during 2001. The decrease in our maintenance costs and installation costs is partially attributable to the effect of the devaluation of the peso on such costs in Argentina and the favorable renegotiation of certain of our agreements for maintenance services with third-party contractors in that country. Also, our installation costs decreased because we had fewer new customers during 2002 compared to during 2001. Of our total contracted services costs for 2002, $5.9 million related to the operations of IMPSAT Argentina, compared to $17.5 million at IMPSAT Argentina for 2001.

(2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to third-party sales representatives; and our provision for doubtful accounts.

Sales commissions paid to third-party sales representatives for 2002 totaled $5.2 million compared to $8.2 million in 2001. The year over year decline in these commissions is primarily attributable to the effect of the devaluation of the peso on such costs in Argentina, which resulted in lower amounts of such commissions in U.S. dollar terms.

We recorded a provision for doubtful accounts of $13.1 million for 2002, compared to a provision of 16.8 million for the previous year. At December 31, 2002, approximately 37.0% of our gross trade accounts receivable were past due more than six months compared to 32.0% at the end of 2001. At the same date in 2002, our allowance for doubtful accounts covered approximately 116.0% of our gross trade accounts receivable past due more than six months. The average days in quarterly gross trade accounts receivable decreased from 89 days at December 31, 2001 to 83 days at December 31, 2002. The recession in Argentina has adversely affected the quality of our accounts receivable from our customers in that country. IMPSAT Argentina’s allowance for doubtful accounts at year-end 2002 covered approximately 102.0% of its gross trade accounts receivable past due more than six months. In addition, as a consequence of the economic and political turmoil in Venezuela, we increased our allowance for doubtful accounts in that country by $1.2 million for 2002.

(3) Leased Capacity. Our leased capacity costs for 2002 totaled $74.7 million, which represented a decrease of $12.4 million (or 14.2%) compared to 2001. This decrease occurred notwithstanding an increase in costs for interconnection and telephony termination costs (which are components of our leased capacity costs), as described below. The decrease in our leased capacity costs is attributable to our favorable renegotiation of the terms of certain of the underlying capacity leases and, to a lesser extent, the effects of currency devaluations in our countries of operation during 2002. As a percentage of our total revenues, our leased capacity costs increased, principally because such costs are incurred in U.S. dollars, while our revenues in Argentina and Brazil are principally denominated and generated in local currency.

Our leased capacity costs for satellite capacity for 2002 totaled $32.1 million, a decrease of $7.0 million (or 17.8%) compared to 2001. In Argentina, our leased satellite capacity costs totaled $8.1 million for 2002, as compared to $10.5 million for 2001. Our leased satellite capacity costs for IMPSAT Brazil totaled $4.1 million for 2002, as compared to $5.9 million for 2001. Our satellite capacity costs decreased in Argentina and Brazil, in part because of (i) our favorable renegotiation of certain of our agreements satellite capacity providers, (ii) our transitioning customers from satellite-based solutions onto the Broadband Network, and (iii) the effect on such costs of the devaluations of the peso and the real. We had approximately 873 MHz of leased satellite capacity at December 31, 2002 and 967 MHz at December 31, 2001.

Our costs for dedicated leased capacity on third-party fiber optic networks totaled $25.7 million for 2002, a decrease of $9.9 million (or 27.8%) compared to 2001. These costs were incurred principally in Argentina, Brazil, Colombia and the United States. Prior to the implementation of our Broadband Network, we had incurred these higher costs of leased fiber optic capacity in Argentina and Brazil due to the continued demand by our customers in those countries for greater bandwidth and, in the United States, due to the expansion of our Internet service offerings where we provide a link between Latin America and the U.S. Internet backbone. Although we have transferred substantial amounts of our telecommunications traffic to the Broadband Network as we migrated our customers to our Broadband Network, we will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services. The decrease in these costs was also due, in part, to the effect on such costs of the currency devaluations experienced during 2002 in certain of our countries of operation.

In connection with certain new services that we are offering as a result of the implementation of our Broadband Network and the effectiveness of our license in Argentina to provide domestic and international long distance services, we also incur costs for interconnection and telephony termination (“I&T”) and frequency rights. Our I&T and frequency rights costs totaled $14.9 million during 2002 (which includes $11.7 million of I&T costs). This compares to $12.4 million of I&T and frequency rights costs for 2001 (which includes $8.0 million of I&T costs). Our I&T costs, which are principally denominated in local currencies, have increased in connection with the growth of our telephony revenues (as discussed above under “— Revenues”), notwithstanding the effects of currency devaluations in our countries of operation during 2002.

Our I&T and frequency rights costs in Argentina totaled $7.7 million during 2002 (which includes $7.0 million of I&T costs). This compares to $6.7 million of I&T and frequency rights costs for 2001 (which includes $4.3 million of I&T costs).

(4) Costs of Equipment Sold and Broadband Network Development. In 2002, we incurred costs of equipment sold of $0.6 million, compared to costs of equipment sold of $10.5 million for 2001. During 2002, we incurred no Broadband Network development costs, compared to $3.3 million of such costs in 2001.

      Salaries and Wages. Salaries and wages for 2002 totaled $47.9 million, a decrease of $34.2 million (or 41.7%) compared to 2001. As a result of the adverse economic conditions experienced in Argentina, Brazil and elsewhere in Latin America and as part of cost-control measures implemented by management commencing at the end of the first quarter of 2001, our aggregate number of employees fell from 1,711 at December 31, 2000 to 1,271 at December 31, 2002. Management expects to continue to monitor the size of its total workforce and to make appropriate adjustments as required by financial and competitive circumstances. The decrease in these costs was also due, in part, to the effect on such costs of the currency devaluations experienced during 2002 in certain of our countries of operation.

      IMPSAT Argentina incurred salaries and wages for 2002 totaling $9.2 million, a decrease of $26.0 million (or 73.9%) over 2001. This decrease was due to the devaluation of the peso, which decreased the dollar value of our salaries and wages expenses incurred in Argentina during 2002. IMPSAT Argentina had 453 employees as of December 31, 2002 as compared to 446 employees as of December 31, 2001.

      IMPSAT Brazil incurred salaries and wages for 2002 of $11.2 million, a decrease of $4.8 million (or 30.1%) compared to 2001. IMPSAT Brazil decreased its number of employees to 225 persons at December 31, 2002, compared to 316 persons at December 31, 2001. In addition to our reduced employee headcount in that country, the decrease in salaries and wages at IMPSAT Brazil during 2002 is related to the devaluation of the real against the U.S. dollar, which resulted in a decrease in U.S. dollar terms of our salaries and wages expense in Brazil.

      Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance, telephone and energy expenses

      We incurred SG&A expenses of $28.2 million for 2002, representing a decrease of $24.8 million (or 46.7%) compared to 2001. Our SG&A expenses for 2002 declined due principally to a decrease in our publicity and promotion costs, the effects of currency devaluations in our countries of operation during 2002 (which decreased the dollar value of our SG&A expenses in those countries), and overall cost control measures undertaken by management. SG&A expenses at IMPSAT Argentina for 2002 totaled $7.6 million, a decrease of $11.2 million (or 59.8%) compared to 2001. Management intends to take efforts in the coming periods to further control or reduce SG&A expenses.

      Asset Impairment Charge. During 2001, in connection with our ongoing review of our business plan, cash flow and liquidity position, and the economic environment in Latin America, we determined that our long-lived assets primarily related to our telecommunication infrastructure were likely impaired. We calculated the present value of expected cash flows of our operating subsidiaries to determine the fair value of our telecommunication infrastructure. Accordingly, our company recorded a non-cash impairment charge of $381.9 million for 2001. This total charge included approximately $245.6 million for IMPSAT Argentina, $24.7 million for IMPSAT Brazil and $28.9 million for all other countries. In addition, the total charge also included approximately $82.7 million for a write-down of the value of goodwill generated by the acquisition of certain minority interests in the operating subsidiaries. Our company recorded this impairment charge based on internal estimates of fair value and other indicators, and not independent valuations of its telecommunication infrastructure. We did not record any similar charges in 2002.

      Gain on Early Extinguishment of Debt. We recorded a gain of $16.4 million during 2002, which was attributable to the repurchase at a discount of indebtedness, plus accrued interest, owed to an unrelated third party by IMPSAT Argentina through our subsidiary International Satellite Communication Holding Ltd. (a wholly-owned Liechtenstein non-operating subsidiary of our company, whose principal function is to lease telecommunications capacity from carriers and then sublease this capacity at market rates to our operating subsidiaries).

      Depreciation and Amortization. Our depreciation and amortization expenses for 2002 totaled $82.8 million, a decrease of $40.9 million (or 33.1%) compared to depreciation and amortization for 2001. Depreciation and amortization expenses for IMPSAT Argentina for 2002, totaled $24.9 million. This represents a decrease of $30.5 million (or 55.0%) compared to IMPSAT Argentina’s depreciation and amortization expenses for 2001. The decrease in depreciation and amortization primarily is the result of the asset impairment charge of $381.9 million recorded in 2001, which reduced the dollar value of our depreciable fixed asset base.

      Interest Expense, Net. Our net interest expense for 2002 totaled $73.9 million, consisting of interest expense (including financing costs and taxes) of $97.9 million, a gain for a waiver of interest of $22.1 million and interest income of $1.9 million. The waived interest was due and payable to one of IMPSAT Brazil’s vendors. Our net interest expense for 2002 decreased $58.9 million (or 44.4%) compared to net interest expense for 2001.

      Pursuant to the provisions of the Bankruptcy Code, as of June 11, 2002, the date of our Chapter 11 filing, contractual interest on our unsecured, pre-petition obligations, which were entirely constituted by our former 12 1/8% Senior Guaranteed Notes due 2003, 13 3/4% Senior Notes due 2005, and 12 3/8% Senior Notes due 2008 (collectively, the “Senior Notes”) ceased to accrue at and after such date. Such post-petition contractual interest, which is excluded in our reported interest expense for 2002, totaled $52.2 million.

      Prior to our emergence from bankruptcy, we were also in default on certain amounts of accrued and unpaid interest under our Original Vendor Financing Agreements and certain other subsidiary indebtedness. Such defaulted interest components, which aggregated $49.7 million for 2002, are included in our net interest expense for 2002 as discussed in the preceding paragraph.

      In accordance with GAAP, the filing of our Chapter 11 petition on June 11, 2002 resulted in the classification as of such date of our primary obligations under the Senior Notes and certain other accounts payables (which, including accrued interest, totaled $727.5 million) as “liabilities subject to compromise” on our consolidated balance sheet. (See Notes 1 and 11 to our consolidated financial statements, included elsewhere in this Report.) Also in accordance with GAAP, our contingent liabilities as guarantor under the Original Vendor Financing Agreements and certain other indebtedness of our subsidiaries, which aggregated $281.7 million as of December 31, 2002, have been classified as current portion of long-term indebtedness.

      Net Loss on Foreign Exchange. We recorded net losses on foreign exchange for 2002 of $91.9 million, compared to net losses of $41.2 million for 2001. As discussed in greater detail below, the increase in our losses on foreign exchange was primarily due to the devaluation of the Argentine peso and the Brazilian real against the U.S. dollar during 2002.

      IMPSAT Brazil recorded net losses on foreign exchange for 2002 totaling $79.5 million, compared to net losses of $25.1 million for 2001. This net loss on foreign exchange reflects the effect of the devaluation of the real against the U.S. dollar in 2002 on the book value of the dollar-denominated debt of IMPSAT Brazil under the Original Vendor Financing Agreements. At December 31, 2002, the real traded at a rate of R$3.53 = $1.00. At December 31, 2001, the real traded at a rate of R$2.41 = $1.00.

      Decreases in U.S. dollar terms of IMPSAT Argentina’s peso-denominated assets during 2002 caused by the devaluation were partially offset by the effects of decreases in U.S. dollar terms of peso-denominated liabilities during the same period. IMPSAT Argentina recorded net losses on foreign exchange for 2002 totaling $13.9 million. In comparison, IMPSAT Argentina recorded net losses on foreign exchange of $17.9 million during 2001.

      IMPSAT Colombia recorded net income on foreign exchange for 2002 totaling $3.8 million. This compares to net income on foreign exchange of $1.2 million for 2001.

      Recognition of Other-Than-Temporary Decline in Value. We recorded non-cash charges of $0.8 million and $20.7 million during 2002 and 2001 relating to the decline in value of our shares of common stock of Claxson Interactive Group Inc., an integrated media company with operations in Latin America (the “Claxson Shares”). This loss relating to our write down of our investment in the Claxson Shares was recorded because we had determined that, in accordance with the requirements under Statement of Financial Accounting Standards No. 115, the Claxson Shares had experienced an other than temporary decline in value.

      Reorganization Items. We recorded reorganization items for 2002 of $23.3 million. The majority of these costs represent professional service fees that were incurred in connection with the negotiation and formation of our Plan and Chapter 11 filing. These amounts also include the remaining deferred financing costs on our Senior Notes and other subsidiary indebtedness that were expensed during 2002.

      Legal Settlement. During 2002, we recorded a legal settlement gain of $26.2 million. During November 2002, we entered into the Settlement Agreement with 360networks pursuant to which we agreed to dismiss our arbitration and litigation proceedings against 360networks and, in return, we became entitled to certain funds totaling $22.6 million that 360networks had advanced to us in connection with the contracts between us and 360networks (described above under “Legal Proceedings — 360networks, inc.”). These funds had been recorded by us as deferred revenues during the pendency of the litigation and arbitration proceedings. In addition, under the Settlement Agreement, we received from 360networks assets with a fair vale of approximately $1.6 million.

      Other Losses, Net. We recorded other losses, net, for 2002 of $5.9 million, as compared to other losses, net, of $2.1 million for 2001.

      Benefit From (Provision for) Foreign Income Taxes. For 2002, we recorded a provision for foreign income taxes of $2.3 million, compared to a provision for foreign income taxes of $27.4 million for 2001. The smaller provision for foreign income taxes in 2002 compared to 2001 was principally caused by a one-time valuation allowance made in the second quarter of 2001 totaling approximately $25.5 million, which was required to be recorded because we could not conclude that utilization of tax benefits resulting from operating losses and other temporary differences was “more likely than not” to be realized under GAAP.

      Net Loss. For 2002, we incurred a net loss of $204.5 million, a decrease of $510.7 million (or 71.4%) compared to 2001.

2001 Compared to 2000

      Revenues. Our total net revenues for 2000 and 2001 equaled $322.1 million and $326.5 million. Net revenues were composed of net revenues from services, sales of equipment and Broadband Network development revenues.

      Our net revenues from services for 2001 totaled $304.3 million, an increase of $53 million (or 21.1%) from 2000. Our net revenues from services during 2001 included net revenues from:

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

      Our Broadband Network development revenues for 2000 related to our construction, on behalf of affiliates of Global Crossing Ltd., of certain terrestrial segments connecting that company’s fiber optic cable system between South America with North America. Our Broadband Network development revenues for 2001 related to our construction of additional backhaul segments for Global Crossing’s fiber optic cable system and for a similar fiber optic cable system that was being developed by 360networks, Inc. These revenues were predominantly recorded during the first quarter of 2001 upon our delivery of the constructed segments to Global Crossing and 360networks.

      Our total net revenues at IMPSAT Argentina for 2001 totaled $130.2 million, a decrease of $30.3 million (or 18.8%) compared to 2000. This decrease in revenues related principally to our recognition in the third quarter of 2000 of $32.3 million in Broadband Network development revenues upon delivery of telecommunications infrastructure to Global Crossing. Excluding Broadband Network development revenues and other equipment sales revenues, IMPSAT Argentina’s net revenues from services for 2001 totaled $122.3 million, an increase of $6.3 million (or 5.4%) compared to 2000.

      Brazil, where we commenced operations in 1998, experienced a significant devaluation of its currency against the U.S. dollar during 2001. As of December 31, 2001, the real had devalued against the U.S. dollar by 18.7% compared to the exchange rate as of December 31, 2000. Despite the devaluation of the Brazilian real against the U.S. dollar, IMPSAT Brazil’s revenues for 2001 totaled $48.0 million, an increase of $10.4 million over 2000. Revenues from services for 2001 were $42.8 million, a 53.4% increase from 2000. In local currency terms, IMPSAT Brazil’s 2001 revenues from services increased by 95.3% as compared to 2000. At December 31, 2000, the real traded at a rate of R$1.95 = $1.00. The real depreciated during 2001, reaching a low of R$2.78 = $1.00 during the fourth quarter of that year, and closing at R$2.32 = $1.00 at December 31, 2001.

      In Colombia, after a period of declining revenues throughout 2000 due to the general deterioration in the Colombian economy, we recorded an increase in revenues during 2001 of 14.2% over 2000.

      Revenues at IMPSAT Venezuela equaled $32.6 million for 2001, an increase of $4.5 million (or 16.1%) over 2000. IMPSAT Ecuador’s revenues grew during 2001 to a total of $15.8 million, an increase of $1.2 million (or 8.2%) over 2000. In 2001, our operations in the United States also showed improved results. IMPSAT USA’s revenues totaled $37.2 million in 2001, an increase of $9.5 million (or 34.2%) as compared to 2000. This was primarily the result of increased network services and Internet backbone access services to multinational corporations with operations in Latin America.

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

We recorded a provision for doubtful accounts of $16.8 million for 2001, compared to a provision of $4.8 million for the previous year. At December 31, 2001, approximately 32.0% of our gross trade accounts receivable were past due more than six months compared to 26.4% at the end of 2000. At December 31, 2001, our allowance for doubtful accounts covered approximately 90.4% of our gross trade accounts receivable past due more than six months. The average days in quarterly gross trade accounts receivable increased from 71 days at December 31, 2000 to 89 days at December 31, 2001. IMPSAT Argentina’s allowance for doubtful accounts at year-end 2001 covered approximately 86.4% of its gross trade accounts receivable past due more than six months.

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

In connection with certain services that we offered during 2001 as a result of the implementation of our Broadband Network and the effectiveness of our license in Argentina to provide domestic and international long distance services, we incurred costs for interconnection and telephony termination costs and frequency rights. These costs totaled $12.4 million during 2001 (which includes $8.0 million for interconnection and telephony termination costs and $4.4 million for frequency rights) as compared to $2.7 million for 2000 (entirely composed of costs for frequency rights). Our interconnection and telephony termination costs in Argentina totaled $6.7 million during 2001 (which includes $4.3 million for interconnection and telephony termination costs and $2.4 million for frequency rights) as compared to $1.2 million for 2000 (entirely composed of costs for frequency rights). Our interconnection and telephony termination costs increased during 2001 primarily as a result of the completion of our Broadband Network in Argentina and the effectiveness of our license in Argentina to offer telephony services. These events enabled us to provide the switched-voice domestic and international long distance telephony services that generated these costs in Argentina during 2001.

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

      As a result of the adverse economic conditions experienced in Argentina, Brazil and elsewhere in Latin America and as part of cost-control measures implemented by management following the end of the first quarter of 2001, our aggregate number of employees fell from 1,711 at December 31, 2000 to 1,370 at December 31, 2001. In connection with this reduction, our salaries and wages for 2001 included one-time severance payments totaling approximately $4.4 million, of which severance payments totaled $2.5 million at IMPSAT Argentina and $0.4 million at IMPSAT Brazil.

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

      Selling, General and Administrative Expenses. We incurred SG&A expenses of $53.0 million for 2001. These SG&A expenses represented a decrease of $5.5 million (or 9.4%) compared to 2000. Our SG&A expenses for 2001 declined due, in part, to a decrease in our publicity and promotion costs and to the positive effects of the devaluation of the real against the U.S. dollar, which decreased the dollar value of our SG&A expenses incurred in Brazil. SG&A expenses at IMPSAT Argentina for 2001 totaled $18.8 million, a decrease of $7.7 million (or 29.1%) compared to 2000.

      Asset Impairment Charge. As discussed above under “— 2002 Compared to 2001 — Asset Impairment Charge,” during 2001 we recorded an asset impairment charge based on internal estimates of fair value and other indicators, and not independent valuations of our telecommunication infrastructure.

      Depreciation and Amortization. Our depreciation and amortization expenses for 2001 totaled $123.7 million, an increase of $39.2 million (or 46.4%) compared to our depreciation and amortization for 2000. The increase in our depreciation and amortization expense reflected the continued growth in our asset base. Depreciation and amortization for IMPSAT Argentina for 2001 totaled $55.4 million. This represented an increase of $17.2 million (or 45.1%) compared to IMPSAT Argentina’s depreciation and amortization for 2000.

      Interest Expense, Net. Our net interest expense for 2001 totaled $132.8 million, consisting of interest expense (including financing costs and taxes) of $143.5 million and interest income of $10.7 million. Our net interest expense for 2001 increased $47.3 million (or 55.4%) over net interest expense for 2000. At December 31, 2001, we had cash, cash equivalents and other short-term trading investments of $64.9 million compared to $308.6 million at December 31, 2000. Our interest income has declined as we utilized our cash and trading investments in connection with capital expenditures and general corporate purposes.

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

      Net Loss on Foreign Exchange. We recorded net losses on foreign exchange for 2001 of $41.2 million, compared to net losses of $10.6 million for 2000. As discussed in greater detail below, the increase in our losses on foreign exchange was primarily due to the devaluation of the Argentine peso and the Brazilian real against the U.S. dollar. IMPSAT Argentina recorded net losses on foreign exchange for 2001 totaling

$17.9 million, compared to a net gain of $0.2 million for 2000. The explanation for this increase in IMPSAT Argentina’s net losses from foreign exchange is as follows. In response to the devaluation of the peso following the Argentine government’s adoption of the floating exchange rate system in January 2002, and the depreciation of our accounts receivable (in U.S. dollar terms) as a result of the “pesification” decree, we remeasured IMPSAT Argentina’s financial position and results of operations for 2001 using the first subsequent free-floating rate for the settlement of transactions (which was 1.65 pesos = $1.00). This resulted in a remeasurement loss of approximately $16.5 million, which was included in IMPSAT Argentina’s (and our company’s consolidated) net loss on foreign exchange for 2001. IMPSAT Brazil recorded net losses on foreign exchange for 2001 totaling $25.1 million, compared to a net losses of $10.6 million for 2000. The net losses on foreign exchange reflect the effect of the devaluation of the real against the U.S. dollar on the book value of our monetary assets and liabilities in Brazil, including the primarily dollar-denominated debt of IMPSAT Brazil under the Nortel Networks vendor financing agreement. At December 31, 2000, the realtraded at a rate of R$1.95 = $1.00. At December 31, 2001, the real traded at a rate of R$2.32 = $1.00.

      Recognition of Other-Than-Temporary Decline in Value. As discussed above under “— 2002 Compared to 2001 — Recognition of Other-Than-Temporary Decline in Value,” we recorded a loss of $20.6 million during 2001 relating to the decline in value of our Claxson Shares. Our Claxson Shares, which had a market value of $0.9 million at December 31, 2001, were initially acquired in the fourth quarter of 1999 for a cost of $21.5 million.

      Benefit From (Provision for) Foreign Income Taxes. For 2001, we recorded a provision for foreign income taxes of $27.4 million, compared to a benefit for foreign income taxes of $4.5 million for 2000. The provision for foreign income taxes in 2001 was principally caused by a valuation allowance made in the second quarter of 2001 totaling approximately $25.5 million. This valuation allowance was required to be recorded because it was not clear that utilization of tax benefits resulting from operating losses and other temporary differences are “more likely than not” to be realized, as stipulated by Statement of Financial Accounting Standards 109.

      Net Loss Attributable to Common Stockholders. For 2001, we incurred a net loss attributable to common stockholders of $715.3 million, an increase of $561.1 million (or 364.0%) compared to 2000. The increase in our net loss attributable to common stockholders was principally due to our recording in the third and fourth quarters of 2001 of the non-cash impairment charges discussed above.

Liquidity and Capital Resources

      At December 31, 2002, we had total cash, cash equivalents and trading investments of $55.6 million (as compared to $64.9 million as of December 31, 2001). At December 31, 2002, our total indebtedness was $1.04 billion (as compared to $990.6 million as of December 31, 2001), of which $281.7 million represented current portion of long-term debt, $27.6 million represented long-term debt, and $727.5 million represented principal and accrued interest of indebtedness subject to compromise. Following our emergence from bankruptcy and before the end of the second quarter of 2003, in accordance with the Plan, we expect to pay approximately $6.1 million (including amounts paid to date) in satisfaction of all allowed general unsecured convenience class claims as well as certain fees and expenses relating to our Chapter 11 proceedings and reorganization. As a result of the financial reorganization of our Senior Notes and the Original Vendor Financing Agreements that accompanied our emergence from Chapter 11 protection, our capital requirements for 2003 are projected to be less than our available capital resources. Our capital expenditures budget for 2003 contemplates that we will need approximately $21.0 million (including amounts spent to date) through the end of 2003 for capital expenditures.

      As set forth in our consolidated statement of cash flows, our operating activities provided $26.4 million in net cash flow for 2002, compared to $71.1 million used by operating activities during 2001. In addition to the decrease in our operating losses discussed above, the increase in cash flow from operating activities in 2002 was primarily due to an increase in accrued and other liabilities of $67.9 million (as compared to an increase of $25.4 million in 2001). Also, during 2002, a decrease in our trade accounts receivable of $30.7 million (compared to a decrease of $8.2 million for 2001) and an increase in trade accounts payable of $9.2 million

(as compared to a decrease of $26.5 million in 2001), contributed to the increase in net cash flow from operating activities during the period. These changes to our accounts receivable and payable during 2002 reflect actual operating cash flows, as well as changes in the value of those accounts (in U.S. dollar terms) caused by the devaluation of the Brazilian real and the Argentine peso during that period.

      For 2002, we used $11.6 million in net cash flow from investing activities, compared to $51.9 million of net cash flow generated by investing activities during 2002. The decreased net cash flow from investing activities was principally due to a decrease in our trading investments of $6.3 million during 2002, compared to decrease in our trading investments of $211.6 million during 2001. During 2002, we used $17.2 million in net cash flows from financing activities. This compares to $6.0 million in net cash flows used in financing activities during 2001.

      At December 31, 2002, we had leased satellite capacity with annual rental commitments of approximately $21.9 million through the year 2007. In addition, at December 31, 2002, we had commitments to purchase telecommunications equipment amounting to approximately $1.8 million. Our commitments in respect of IRU purchases under contracts with 360networks and Global Crossing have been terminated under the Settlement Agreement (in the case of 360networks) and in connection with the Plan (in the case of Global Crossing). Furthermore, we had leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate. We have committed to long term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, and the United States for approximately $2.5 million per year through 2007. The remainder of the leases are typically under one-year contracts, the early cancellation of which is subject to a fee.

      The following table sets forth due dates of our contractual obligations:

Type of Obligations	2003	2004	2005	2006	2007	Thereafter	Total

	(in thousands)
Long-term debt(1)	$129,246	$57,250	$57,361	$53,024	$926		$297,807
Liabilities subject to compromise(2)	727,522						727,522
Capital lease obligations	1,751	2,124	2,799	4,791			11,465
Operating leases	266	22					288
Other long-term obligations	3,772	1,132	1,665	606	5,364	$2,741	15,280

Total contractual cash obligations	$862,557	$60,528	$61,825	$58,421	$6,290	$2,741	$1,052,362

(1)	As discussed above, our contingent liability as guarantor under the Original Vendor Financing Agreements is included in our current portion of long-term indebtedness, which reclassified amounts are not included in this line item as being due in 2002, but instead are set forth based on their originally scheduled contractual due dates.

(2)	As discussed elsewhere in this Report, as a result of our default under our Senior Notes and the Chapter 11 filing, our “liabilities subject to compromise” are constituted by IMPSAT Fiber Network Inc.’s primary obligations under the Senior Notes and certain other accounts payables.

      The following table illustrates expirations of our commercial commitments as provided in corresponding contracts:

Type of Commitments(1)	2003	2004	2005	2006	2007	Thereafter	Total

	(in thousands)
Lines of credit	—	—	—	—	—	—	—
Standby letters of credit	—	—	—	—	—	—	—
Guarantees	—	—	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—	—	—
Other commercial commitments(2)	$33,952	$29,761	$24,158	$20,485	$15,129	$19,334	$142,819

Total commercial commitments	$33,952	$29,761	$24,158	$20,485	$15,129	$19,334	$142,819

(1)	Commitments are contractual obligations (other than indebtedness) that could potentially require our performance in the event of demands by third-parties or contingent events.

(2)	This includes commitments to purchase communications and data center equipment and long-term contracts for the purchase of satellite capacity and terrestrial links.

Forward Looking Statements

      Forward Looking Statements. Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include but are not limited to:

•	our expectations and estimates as to maintenance and growth of our Broadband Network, and

•	future financial performance, including growth in sales and income.

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

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

      The sections below highlight our exposure to interest rate and foreign exchange rate risks and changes in the market values of our investment in equity securities. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at December 31, 2002 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during year 2002. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

      We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. Prior to our Chapter 11 filing, our floating rate indebtedness had increased as we drew down commitments under our vendor financing agreements to cover capital expenditures, including the Broadband Network. Following our emergence from bankruptcy, our floating rate debt and, therefore, our exposure to interest rate risk, has decreased. At December 31, 2002, our total floating rate indebtedness aggregated $284.5 million. As of the Effective Date, our total floating rate indebtedness was approximately $27.9 million. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of December 31, 2002 and as of the Effective Date, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would adversely affect our annual interest cost related to our floating rate indebtedness by approximately $2.8 million and $0.2 million, respectively.

	Expected Maturity Date
								Fair
Year Ended December 31,	2003	2004	2005	2006	2007	Thereafter	Total	Value

Senior Notes (fixed rate)	$650,000						$650,000	—

Avg. interest rate	12.96%						12.96%

Term Notes (fixed rate)	$21,783	$5,287	$8,691	$12,688	$926		$49,375	$49,375

Avg. interest rate	14.31%	14.31%	14.31%	14.31%	14.31%		14.31%

Vendor Financing (variable rate)	$259,897						$259,897	259,897

Avg. interest rate	14.14%						14.14%

      Foreign Currency Risk. A substantial portion of our costs, including lease payments for certain satellite transponder and fiber optic capacity, purchases of capital equipment, and payments of interest and principal on our indebtedness, is payable in U.S. dollars. To date, we have not entered into hedging or swap contracts to address currency risks because our contracts with our customers generally have provided for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. These contractual provisions are structured to mitigate our risk if currency exchange rates fluctuate. However, given that the exchange rate is generally set at the date of invoicing and that in some cases we experience substantial delays in collecting receivables, we are exposed to some exchange rate risk.

      As previously discussed in this Report, during January 2002 Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at March 31, 2003 was pesos 2.88 = $1.00. These and any further devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. Management is currently unable to predict the most likely average or end-of-period peso/dollar exchange rates for 2003 or provide estimates of the impacts that the changes in Argentine laws, the potential impacts of the currency devaluation and other recent events in Argentina could have on our company’s consolidated results of operation and financial condition. There is likely to occur during 2003 increases to our consolidated net losses that would result from transaction gains or losses on our dollar-denominated monetary assets and liabilities. Also, operating income reductions are likely to result from the potential impacts on our consolidated revenues from services of the conversion to pesos of contract obligations that were previously tied to the dollar. Balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings. Our management is continuing to assess the impacts that the events in Argentina could have on our consolidated results of operations and financial condition.

      As discussed under “Certain Considerations — Economic and political conditions in Latin America pose numerous risks to our operations,” in Brazil, the real has devalued significantly during 2002, mostly related to uncertainty surrounding the presidential elections. At December 31, 2001, the real traded at a rate of R$2.41 = $1.00, and at December 31, 2002 it had depreciated to R$3.53 = $1.00. These and prior devaluations have had a negative effect on our real-denominated revenues.

      Pursuant to laws in Brazil, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that are mandatorily converted to pesos under the “pesification” decree may be adjusted pursuant to the CER, an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate completely the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currencies and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to the CER or any other consumer price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate risks.

      As discussed above, in response to political and economic turmoil currently affecting Venezuela, that country’s government imposed foreign exchange and price controls during February 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls could also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At December 31, 2001, the bolivar traded at a rate of Bs.769.00 = $1.00, at December 31, 2002, it traded at a rate of Bs.1,392.00 = $1.00, and at February 5, 2003, it traded at the rate of Bs.1,924 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls.

      Revenues from services from our Argentine operations for each of 2001 and 2002 represented approximately 40.2% and 24.5% of our total net revenues from services for such years. Revenues from services from our Brazilian operations for each of 2001 and 2002 represented approximately 14.1% and 15.6% of our total net revenues from services for such periods. However, this proportion can be expected to increase significantly in future periods in connection with the progression of our operations in Brazil and the further development of the Broadband Network. At December 31, 2002 and March 31, 2003, the peso traded at a rate of pesos 3.40 = $1.00 and pesos 2.88 = $1.00, respectively. At December 31, 2002 and March 31, 2003, the real traded at a rate of R$3.53 = $1.00 and R$3.46 = $1.00. Our revenues from services in Venezuela accounted for 10.3% and 13.7% of our total revenues from services in 2001 and 2002.

Item 8.     Financial Statements and Supplementary Data

      Information required by this Item is included herein beginning on page F-1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Officers

      The Bylaws of our company provide that the number of members of its board of directors shall initially be seven. (See Item 1 — Business — Chapter 11 Filing and Emergence for further details and description of the Board.)

      The officers of IMPSAT Fiber Networks, Inc. are appointed by its board of directors. All officers hold office until their successors are elected and qualified, or until their earlier death, resignation or removal. Executive officers of IMPSAT Fiber Networks, Inc. are employees of IMPSAT Argentina and IMPSAT Brazil.

      No family relationship exists among any of our directors or executive officers.

      Set forth below are the names, ages and positions of directors and executive officers of our company as of March 31, 2003.

Name	Age	Position

Directors
Ricardo A. Verdaguer	52	Chairman, President and Chief Executive Officer
William Connors	32	Director
Thomas Doster IV	33	Director
Elias Makris	40	Director
Raul Ramirez	33	Director
Joseph R. Thornton	41	Director
Ignacio Troncoso	47	Director
Executive Officers
Héctor Alonso	45	Executive Vice President and Chief Financial Officer
Guillermo V. Pardo	52	Senior Vice President, Corporate Finance and Treasury
José R. Torres	44	Senior Vice President, Accounting
Marcelo Girotti	38	Executive Vice President, Products and Marketing
Mariano Torre Gómez	51	Executive Vice President, Sales and Services
Matias Heinrich	37	Executive Vice President, Network

     Biographies of Directors and Executive Officers

      Information with respect to the business experience and the affiliations of the current directors and executive officers of our company is set forth below.

      Ricardo A. Verdaguer has been President, Chief Executive Officer and a member of our board of directors since September 1994. Mr. Verdaguer has been director of IMPSAT Argentina since 1988 and served as President of IMPSAT Argentina from April 1988 until February 1994. Mr. Verdaguer is also a director of Claxson Interactive Group, Inc., a multimedia company headquartered in Argentina that provides branded entertainment content targeted to Spanish and Portuguese speakers around the world.

      William Connors is a Portfolio Manager for W.R. Huff Asset Management Co., LLC and Chief Investment Officer of WRH Partners Global Securities, LP. He has worked with the Huff group since 1992. Mr. Connors serves on the board of directors at ICG Communications, Inc. He is a chartered financial analyst.

      Thomas Doster IV is an Executive Director at Morgan Stanley & Co. Incorporated, where he has worked since 1996. Prior to joining Morgan Stanley, Mr. Doster worked in the bank debt group at Goldman, Sachs & Co.

      Elias Makris is Head of Customer Finance Americas of Nortel Networks Limited since November 2002. Previously, he held various other positions within Nortel since joining that company in 1999, including Director, Customer Finance North America and Director, Global Credit. Prior to joining Nortel, Mr. Makris was Director, Structured Finance at Bank of Montreal since 1996 and held financing and team leadership positions at Export Development Corporation since 1988.

      Raul Ramirez is an Executive Director at Morgan Stanley & Co. Incorporated, and head of Morgan Stanley’s European Special Situations Research. Previously, he has held various positions with Morgan Stanley, where he has worked since 1996, including within Latin American Corporate Bonds under the High Yield Group.

      Joseph R. Thornton is counsel to W.R. Huff Asset Management Co., LLC, where he has worked for more than ten years. Mr. Thornton serves on the board of directors of ICG Communications, Inc., and has served on the on the boards of directors of e.spire Communications, Inc. and Uniflex, Inc., and as an observer to the board of directors of Price Communications. Mr. Thornton is a chartered financial analyst.

      Ignacio Troncoso is the founder and chief executive officer of each of planOK, a company that provides document management services through the world wide web, and AIMSA, a company focused on data integration in the telecommunications and electrical engineering markets. He previously served as country manager for Chile for Raychem Corporation from July 1988 to November 1999.

      Héctor Alonso is our Executive Vice President and Chief Financial Officer since June 2002, and was our Chief Operating Officer from September 1996 until May 2002. Mr. Alonso was President of IMPSAT Colombia from September 1993 to August 1996. Prior to joining IMPSAT Colombia, Mr. Alonso had 14 years of experience in a variety of management positions with Industrias Metalúrgicas Pescarmona S.A.I.C. y F. (“IMPSA”).

      Guillermo V. Pardo has served as our Senior Vice President, Corporate Finance and Treasury since June 2002 and as our Secretary since February 2000. Previously, Mr. Pardo served as our Vice President, Planning from January 1995 to May 2002. Mr. Pardo was previously Managing Director of the Guido Di Tella companies and has had over 20 years of experience in finance positions in a number of companies in Argentina and Spain. Mr. Pardo is a member of the board of directors of FAIC S.A. and the Fundacion Torcuato Di Tella.

      José R. Torres has served as our Senior Vice President, Accounting since March 25, 2003, and as a Director of IMPSAT Argentina since 1990. Previously, he was our Vice President, Administration and Chief Accounting Officer from January 1995 until March 25, 2003. Mr. Torres previously worked as Assistant Finance Manager of IMPSA and as Finance Manager of IMPSAT Argentina for five years until December 1994.

      Marcelo Girotti is our Executive Vice President, Products and Marketing since March 25, 2003. He was Regional Manager, Southern Cone from September 2000 until March 25, 2003 and has served as chairman of the board of directors of IMPSAT Argentina since March 2000. He is also President of IMPSAT Argentina, a position he has held since August 1998. Mr. Girotti joined IMPSAT Argentina in 1992 where he has held several managerial positions, including Manager of Special Accounts from 1996 to 1997 and Business Manager of the value-added unit from 1997 to 1998.

      Mariano Torre Gómez is our Executive Vice President, Sales and Services since March 25, 2003 and, before that, was President of IMPSAT Brazil and Regional Manager, Brazil since September 2000. Mr. Torre Gómez was President of IMPSAT Colombia from July 1999 to June 2000 and of IMPSAT Venezuela from April 1997 to July 1999. Mr. Torre Gómez was President of IMPSAT Ecuador for two years prior to his transfer to IMPSAT Venezuela. Before that, Mr. Torre Gómez served four years at IMPSAT Argentina in the commercial and new licenses departments. Mr. Torre Gómez has served in a variety of positions involving engineering, production, planning, business development and new markets with IMPSA over a period of 17 years.

      Matias Heinrich is our Executive Vice President, Networks since March 25, 2003. Before that, he was our Regional Manager, Network Operations from June 1999 and Vice President of Operations and Director of IMPSAT Venezuela from 1997 until 1999. Mr. Heinrich joined IMPSAT Argentina in 1990 and has held several managerial positions there, including Teleport Manager from 1995 to 1996 and Terrestrial Network (Teledatos) Manager from 1996 to 1997.

Section 16(a)  Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires that our company’s directors, executive officers and persons who own more than 10% of a registered class of our company’s equity securities file with the SEC initial reports of ownership and reports of changes in ownership of our Old Common Stock and other equity securities of our company. Directors, executive officers and greater than 10% stockholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) forms they file.

      To our knowledge, based solely on a review of the copies of the Section 16(a) reports furnished to our company and written representations that no other reports were required, during 2002, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with.

Director Compensation

      During 2002, the members of our board of directors did not receive any compensation for their services on our board.

Board of Directors, Committees and Attendance at Meetings

      During 2002, our board of directors held six meetings, three of which were by telephone conference. During their term, all of the then incumbent directors were present for at least 75 percent of the meetings of our board of directors and the committees of our board of directors on which they serve. In accordance with the Plan, the directors of our company immediately before the Effective Date resigned as of the Effective Date and were thereupon replaced by the current members of our board of directors.

      Our board of directors has two standing committees: the audit committee and the compensation committee.

      The audit committee held four meetings during the year ended December 31, 2002. The audit committee, composed of non-employee directors, oversees the engagement of our independent auditors and, together with our independent auditors, reviews our accounting practices, internal accounting controls and financial results. Our audit committee was dissolved on the Effective Date upon the reconstitution of our board of directors in accordance with the Plan. The new audit committee, which was established by our board of directors on April 9, 2003, is currently constituted by Messrs. Joseph Thornton, Ignacio Troncoso and Raul Ramirez, each of whom has served as a non-employee director since our emergence from bankruptcy.

      During 2002, the compensation committee held one meeting. Our compensation committee traditionally establishes salaries, incentives and other forms of compensation for our directors and officers and recommends policies relating to our benefit plans. During our debt restructuring negotiations during the first half of 2002, our compensation committee did not make any decisions regarding executive compensation. For the duration of our Chapter 11 bankruptcy proceedings (beginning with the filing of our Plan on June 11, 2002 through our emergence from bankruptcy on March 25, 2003), the compensation committee did not take any actions in respect of salaries, incentives and other benefits for our officers and directors because of the limitations regarding approval of such matters under the United States Bankruptcy Code. Our compensation committee was dissolved on the Effective Date upon the reconstitution of our board of directors in accordance with the Plan. Our current compensation committee, which was established by our board of directors on April 9, 2003, is currently constituted by Messrs. William Connors and Raul Ramirez, each of whom has served as a director since our emergence from bankruptcy. Our current compensation committee has not taken any actions in respect of salaries, incentives and other benefits for our officers and directors following our emergence from bankruptcy.

2002 Audit Committee Report

      Our board of directors has adopted a written audit committee charter. All members of the audit committee are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers Listing Standards.

      In discharging its oversight responsibility as to the audit process, the audit committee has reviewed and discussed with management and Deloitte & Touche LLP, our company’s independent auditors, our company’s audited financial statements included in our company’s Annual Report on Form 10-K for the year ended December 31, 2002. In addition, the audit committee has discussed with Deloitte & Touche LLP, the matters required to be discussed by Statement on Auditing Standards (SAS) No. 61 “Communication with Audit Committees.”

      The audit committee has obtained from Deloitte & Touche LLP a formal written statement describing all relationships between the auditors and our company that might bear on the auditors’ independence consistent with the Independence Standards Board Standard No. 1, discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors’ independence.

      Based on the review and discussions referred to above in this report, the audit committee has recommended to the board of directors that the audited financial statements be included in our company’s Annual Report on Form 10-K for the year ended December 31, 2002, for filing with the SEC.

By the Audit Committee:
Joseph Thornton
Ignacio Troncoso
Raul Ramirez

Auditors’ Fees

      Aggregate fees billed to the Company for the year ended December 31, 2002 by the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (“Deloitte & Touche”) were:

•	Audit Fees. The aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and local statutory financial statements for 2002 were $586,532.

•	Financial Information Systems Design and Implementation Fees. There were no fees billed for the professional services described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X (17 CFR 210.2-01(c)(4)(ii)) rendered by Deloitte & Touche during 2002.

•	All Other Fees. All other fees paid to Deloitte & Touche for 2002, aggregated $486,626, and included internal audit services of $36,992, bankruptcy and reorganization services of $223,849 and other services of $225,785.

      The audit committee has concluded that the provision of services covered in the above paragraph captioned “All Other Fees” are compatible with maintaining Deloitte & Touche’s independence.

Item 11.     Executive Compensation

Executive Compensation

      Under rules established by the SEC, we are required to provide certain data and information with respect to the compensation and benefits provided to our company’s Chief Executive Officer and other executive officers of our company.

     Employment Agreements

      Employment Agreements With Messrs. Verdaguer and Alonso. On the Effective Date, pursuant to the Plan, Messrs. Ricardo Verdaguer and Héctor Alonso, entered into employment contracts with our company as of such date.

•	Each employment agreement with Messrs. Verdaguer and Alonso is for a three-year term, subject to recurrent automatic one-year renewals (unless the agreement is first terminated as provided therein). Mr. Verdaguer will continue to serve as our President and Chief Executive Officer, and Mr. Alonso will serve as our Chief Financial Officer and Executive Vice President – Corporate Services.

•	Pursuant to the employment agreements, the terms of which were negotiated between management and the creditors committee during our Chapter 11 proceedings, Mr. Verdaguer and Mr. Alonso (each, an “executive”) were on the Effective Date granted bonuses of $200,000 and $75,000, respectively, in respect of their performances for 2002. Following below is a summary of the additional key terms of the employment agreements.

–	Base Salary. During the initial three-year term, Mr. Verdaguer’s annual base salary will be $510,000 and Mr. Alonso’s annual base salary will be $310,000.

–	Bonus. For each year, the executives will be eligible to participate in our Executive Incentive Bonus Plan (the “Incentive Bonus Plan”). Under the Incentive Bonus Plan, if our company and the respective executive meet certain targets for the year, as set by our compensation committee, the executive will receive an annual bonus equal to 100% of the executive’s annual base salary, subject to the right of the compensation committee, in its sole discretion, to pay a lesser such percentage (or to pay no annual bonus whatsoever). The targets for each year will be determined by our compensation committee by no later than March 31 of such year and paid no later than thirty days following receipt by our board of directors of our audited financial statements for such year.

–	Stock Options. Subject to the approval of our compensation committee, Messrs. Verdaguer and Alonso were granted under our 2003 Stock Incentive Plan and their employment agreements eight-year stock options for 617,400 and 154,350 shares of our New Common Stock, respectively, at an exercise price of $15 per share (or, if greater, the fair market value of the stock) and vesting in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant.

–	Restricted Stock. On the Effective Date, we granted Mr. Verdaguer and Mr. Alonso under our 2003 Stock Incentive Plan and their employment agreements 100,000 and 25,000 shares of our New Common Stock, respectively, vesting in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant (but, in each case, only if the executive is still employed with us on such respective date).

–	Termination. Under the employment agreements, subject to certain narrow exceptions contained therein, if an executive’s employment is terminated due to death or disability, by our company without cause, or by the executive for good reason, then (A) the executive is entitled to receive a lump sum payment equal to (1) if the termination occurs during the initial three-year term, the sum of (x) the amount to which the executive would be entitled in respect of his annual base salary for the remainder of the such initial term plus a bonus equal to 50% of such amount and (y) 100% of his then current annual base salary, or (2) if the termination occurs after the initial three-year term, 100% of the executive’s then current annual base salary; and (B) any unvested portion of the stock option and the restricted stock grants discussed above will automatically and fully vest. If the executive’s employment is terminated by our company for cause or by the executive without good reason, the executive will only be entitled to receive accrued annual base salary and benefits through the date of such termination.

      Offer Letters With Messrs. Giroti, and Torre Gómez. On the Effective Date, Messrs. Marcelo Girotti and Mariano Torre Gómez received offer letters for “at will” employment with our company.

–	Base Salary. During their respective “at will” employment terms, the annual base salary of each of Messrs. Girotti and Torre Gómez (an each, an “additional executive”) will be $310,000.

–	Stock Options. Subject to the approval of our compensation committee, each additional executive was granted under our 2003 Stock Incentive Plan and their offer letters eight-year stock options for 154,350 shares of our New Common Stock, at an exercise price of $15 per share (or, if greater, the fair market value of the stock) and vesting in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant, but, in each case, only if the additional executive is still employed with us on such date.

–	Restricted Stock. On the Effective Date, we granted each additional executive under our 2003 Stock Incentive Plan and their respective offer letter, 25,000 shares of our New Common Stock, vesting in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant (but, in each case, only if the additional executive is still employed with us on such date).

–	Termination. The additional executives’ employment with us is “at will” and is terminable by us upon 30 days’ prior written notice. Under the offer letters, subject to certain narrow exceptions contained therein, if an additional executive’s employment is terminated by our company without cause or by the additional executive for good reason, then (A) the additional executive is entitled to receive a lump sum payment equal to 100% of his then current annual base salary; and (B) any unvested portion of the stock option and the restricted stock grants discussed above will automatically and fully vest. If the additional executive’s employment is terminated by our company for cause or by the additional executive without good reason, the additional executive will only be entitled to receive accrued annual base salary and benefits through the date of such termination.

     2002 Report of the Compensation Committee

      During 2002, our executive officers, including our Chief Executive Officer, were paid the same base salaries they received during 2001. Except as discussed above under “—Employment Agreements,” we awarded no stock options, bonuses or other cash compensation to our executive officers during 2002. As discussed above due to the exigencies related to our bankruptcy negotiations and Chapter 11 proceedings, neither our compensation committee (or any other board committee performing equivalent functions) nor our board of directors engaged in any deliberation or decision making regarding executive officer compensation for 2002. Our current compensation committee, which was constituted on April 9, 2003, has not taken any actions in respect of salaries, incentives and other benefits for our officers and directors following our emergence from bankruptcy.

      The following is a discussion of our overall executive compensation philosophy.

      General. IMPSAT’s overall compensation philosophy is to link executives’ total compensation to the short-term and long-term performance of our company so as to maximize long-term stockholder value. The policy is designed to provide a competitive compensation program that will enable our company to attract, motivate, reward and retain executives and other employees who have the skills, experience and talents required to promote IMPSAT’s short and long-term financial performance and growth. IMPSAT believes that the compensation levels of its executive officers, who provide leadership and strategic direction, should be targeted to provide opportunities that are comparable to other similarly situated telecommunications and technology companies, and should consist of:

•	fair base salaries

•	cash bonuses based on achievement of performance objectives established by our company and

•	stock option and restricted stock grants, which align management compensation with long-term value gains realized by the stockholders.

      Base Salary. Generally, our company’s salaries policy is designed to provide executive officers and other management personnel with a base salary that is competitive both for the industry and the specific countries where IMPSAT has its operations.

      Bonus. As a further component of the total cash compensation payable to its executive officers, IMPSAT has established a program of target annual bonuses. This program rewards our executive officers for their contributions to our company and motivates them to perform to the full extent of their abilities. Target bonuses for executive officers are determined on the basis of specific goals to be achieved by each covered executive officer, including , among others, revenue growth, EBITDA evolution, and attainment of network development milestones. Except as discussed above under “— Employment Agreements,” no target bonuses were set, earned or paid during 2002.

      Stock Options and Restricted Stock. Awards of options or restricted under our stock incentive plans are based on criteria that reflect contributions to long-term stockholder value. We will generally grant stock options and/or restricted stock to our executive officers at levels comparable to competitive business entities, and such grants are intended to focus the performance of these executive officers towards increasing our stockholder value. We expect to use stock-based incentive grants, including stock options and restricted stock, as a significant component of executive compensation. During 2002, no stock options or restricted stock were earned by or awarded to our executive officers.

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

      The foregoing information is provided by the compensation committee of our company:

By the compensation committee:
William Connors
Raul Ramirez

  Summary Compensation Table

      The following tables set forth the compensation paid or accrued to our chief executive officer and each of our four other most highly compensated executive officers (whom we refer to as the “named executive officers”) receiving compensation in excess of $100,000 per year during 2002. We do not maintain any long-term incentive plans and have not granted stock appreciation rights or restricted stock awards.

							Long Term
	Annual Compensation						Compensation

							Securities
					Other Annual		Underlying
Name and Principal Position	Year	Salary	Bonus		Compensation		Options (#)

Enrique M. Pescarmona (1)	2002	$400,000	$	—(2)	—		—
Chairman of the Board of Directors	2001	$400,000		$240,000(3)	—		—
	2000	$359,840		$240,000(4)	—		35,000
Ricardo A. Verdaguer	2002	$500,500		$200,000(2)	—		—
President and Chief	2001	$500,500		$300,000(3)	—		—
Executive Officer	2000	$359,840		$300,000(4)	—		35,000
Marcelo Girotti	2002	$305,500	$	—(2)	—		—
Executive Vice President,	2001	$305,500		$95,000(3)	—		—
Product and Marketing	2000	$266,500		$83,000(4)	—		—
Héctor Alonso	2002	$303,680		$75,000(2)	—		—
Chief Financial Officer	2001	$303,680		$150,000(3)	—		—
	2000	$260,000		$150,000(4)	—		137,055
Mariano Torre Gómez	2002	$281,692	$	—(2)	$174,623	(5)	—
Executive Vice President, Sales	2001	$281,692		$120,000(3)	$136,087	(5)	—
and Services	2000	$246,890		$85,000(4)	$76,928	(5)	45,601

(1)	Mr. Enrique M. Pescarmona ceased to be a Chairman and a member of our board of directors as of the Effective Date.

(2)	This amount represents bonuses awarded in 2003 pursuant to the executive employment agreements discussed above under “—Employment Agreements.” This amount relates to our 2002 operating results. No bonuses were paid with respect to our 2001 operating results.

(3)	This amount represents bonuses we paid to the executive officers named in the table above in June 2001. This amount relates to our 2000 operating results.

(4)	This amount represents bonuses we paid to the executive officers named in the table above in December 2000. This amount relates to our 1999 operating results.

(5)	Annual housing allowance.

  Stock Option Grants

      No grants of options to purchase our Old Common Stock were made by us during 2002 to any of the named executive officers. We granted no stock appreciation rights during 2002. No stock options were exercised by the named executives during 2002.

Aggregate Option Exercise During 2002 and Option Values on December 31, 2002

Value of Unexercised
	Number of Securities	In-the-Money
	Underlying Unexercised	Options at December 31,
	Options at December 31, 2002	2002($)(1)

Name	Exercisable/Unexercisable	Exercisable/Unexercisable

Enrique M. Pescarmona
Granted June 14, 2000	14,000/21,000	0/0
Granted June 25, 1999	33,154/14,208	0/0
Granted Dec. 21, 1998	59,202/—	0/—
Ricardo A. Verdaguer
Granted June 14, 2000	14,000/21,000	0/0
Granted June 25, 1999	33,154/14,208	0/0
Granted Dec. 21, 1998	59,202/—	0/—
Marcelo Girotti
Granted June 14, 2000	6,120/9,180	0/0
Granted Jan. 5, 2000	—/29,601	—/0
Granted June 25, 1999	10,610/4,546	0/0
Granted Dec. 21, 1998	18,945/—	0/—
Héctor Alonso
Granted June 14, 2000	7,640/11,190	0/0
Granted Jan. 5, 2000	—/118,405	—/0
Granted June 25, 1999	19,229/8,241	0/0
Granted Dec. 21, 1998	34,337/—	0/—
Mariano Torre Gómez
Granted June 14, 2000	6,400/9,600	0/0
Granted Jan. 5, 2000	—/29,601	—/0
Granted June 25, 1999	10,610/4,546	0/0
Granted Dec. 21, 1998	18,945/—	0/—

(1)	As discussed previously in this Report, on the Effective Date, we adopted a new 2003 Stock Incentive Plan and terminated our 1998 Stock Option Plan and our 1999 Stock Option Plan, and all of the shares of our Old Common Stock, options granted under such plans were cancelled, stock option plans were cancelled, retired and eliminated with no consideration paid thereon. See “Business – Chapter 11 Filing and Emergence.”

(2)	Value is calculated as the difference between the fair market value of a share of our Old Common Stock on December 31, 2002 ($0.01 per share as of close of business on December 31, 2002 by the Nasdaq Over-The-Counter Bulletin Board) and the exercise price of the options.

     Stock Option Plans

      2003 Stock Incentive Plan. On the Effective Date, in accordance with the Plan, we adopted the 2003 Stock Incentive Plan, which provides for the grant to our officers, key employees, consultants, advisors, directors or affiliates of (i) “incentive stock options” within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, (ii) stock options that are non-qualified for U.S. federal income tax purposes, (iii) restricted stock grants and (iv) stock appreciation rights (collectively the “Awards”). A copy of the 2003 Stock Incentive Plan is included as Exhibit 9.1 to this Report. The total number of shares of New Common Stock for which Awards may be granted pursuant to the 2003 Stock Incentive Plan is 3,087,044, subject to certain adjustments reflecting changes in our capitalization (provided that no more than 200,000 shares of New Common Stock may be issued pursuant to Awards that are not stock options or stock appreciation rights). The 2003 Stock Incentive Plan is administered by our compensation committee (or, if we do not have a compensation committee, by our full board of directors). The compensation committee determines, among other things, which of our officers, employees, consultants, advisors, affiliates and directors will receive Awards under the plan, the time when Awards will be granted, and the type of Awards to be granted. Awards granted under the 2003 Stock Incentive Plan are on such terms, including the number of shares subject to each Award, the time or times when the Awards will become exercisable, and the price and duration of the Award, as determined by the compensation committee.

      The exercise price of incentive and non-qualified stock options is determined by the compensation committee, but may not be less than the fair market value of the common stock on the date of grant and the term of any such option may not exceed ten years from the date of grant (or five years in the case of an incentive stock option granted to an employee owning 10% or more of our voting stock).

      Payment of the exercise price of a stock option or stock appreciation right must be made by cash or, in the sole discretion of the compensation committee, by promissory note, tender of shares of the New Common Stock then owned by the optionee or, subject to certain conditions, the surrender to us of an exercisable option to purchase shares of New Common Stock under the 2003 Stock Incentive Plan. Stock options and stock appreciation rights granted pursuant to the 2003 Stock Incentive Plan are generally not transferable, other than by will or the laws of descent and distribution in the event of death.

      Our board of directors has the right at any time and from time to time to amend or modify the 2003 Stock Incentive Plan, without the consent of our stockholders (unless otherwise required by law) or grantees of Awards; provided, that no such action may adversely affect Awards previously granted without the grantee’s consent.

Compensation Committee Interlocks and Insider Participation

      Mr. Roberto Vivo, who was a member of our board of directors prior to the Effective Date, is a member of the compensation committee of the board of directors of Claxson Interactive Group, Inc. (formerly, El Sitio, Inc.).

Performance Graph

      Our Old Common Stock first traded publicly on February 4, 2000. Prior to such date, there was no established market for our Old Common Stock. Our Old Common Stock was delisted from the NASDAQ National Market effective on May 15, 2002. Thereafter, until the Effective Date, our Old Common Stock was traded on the NASDAQ Over-The-Counter Bulletin Board. The following performance graph compares our company’s cumulative total stockholder return on the Old Common Stock from February 4, 2000, through May 15, 2002 with the cumulative total return of an overall stock market index (NASDAQ National Market) and a published industry group index the (NASDAQ Telecomm Index) over the same period. The graph assumes that the value of the investment in the Old Common Stock and each index was $100 at February 4, 2000, and all dividends were reinvested.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
IMPSAT Fiber Networks, Inc.

Produced on 03/31/2003 including data to 12/31/2002

$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
12/31/1999
12/29/2000
12/31/2001
12/31/2002
33.4
12.9
0.0

Legend

Symbol	CRSP Total Returns Index for:	02/2000	12/2000	12/2001	12/2002
——— ■	IMPSAT Fiber Networks, Inc.	100.0	15.1	0.6	0.0
— — — ★	Nasdaq Stock Market (US Companies)	100.0	60.9	48.3	33.4
- - - - ▲	Nasdaq Telecommunications Stocks SIC 4800-4899 US & Foreign	100.0	41.9	28.1	12.9

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 02/01/2000.

      The foregoing graph is based on historical data and is not necessarily indicative of future performance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

      The following table provides information as of December 31, 2002 about our Old Common Stock that was then issuable upon the exercise of options, warrants, and rights under all of our then existing equity compensation plans, including the 1998 Stock Option Plan and the 1999 Stock Option Plan. As discussed previously in this Report, on the Effective Date, we adopted a new 2003 Stock Incentive Plan and terminated our 1998 Stock Option Plan and our 1999 Stock Option Plan, and all of the shares of our Old Common Stock, options granted under such plans were cancelled, stock option plans were cancelled, retired and eliminated with no consideration paid thereon. See “Business — Chapter 11 Filing and Emergence.”

	(a)	(b)	(c)
			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders(1)	950,105	12.21	3,825,911
Equity compensation plans not approved by security holders(2)	296,012	1.69	59,202

Total	1,246,117	$9.70	3,885,113

(1)	Our sole stockholder approved equity compensation plan as of December 31, 2002 was our 1998 Stock Option Plan.

(2)	Our sole non-stockholder approved equity compensation plan as of December 31, 2002 was our 1999 Stock Option Plan. A description of the material features of the 1999 Stock Option Plan is set forth in Note 12 to our audited consolidated financial statements included elsewhere in this Report.

Beneficial Ownership

      The following table sets forth certain information, to the best of our information and knowledge, regarding the beneficial ownership of our New Common Stock as of March 26, 2003, by (i) each person known by our company to be the beneficial owner of five percent or more of the New Common Stock, (ii) each director of our company, (iii) each executive officer of our company named in the summary compensation table below (see “Further Information — Executive Compensation”), and (iv) all current directors and executive officers of our company as a group. Except as otherwise indicated below, the beneficial owners of the New Common Stock listed below have sole investment and voting power with respect to such shares. The business address of our executive officers and directors is c/o IMPSAT Fiber Networks, Inc., Elvira Rawson de Dellepiane 150, 8th Floor, C1107BCA Buenos Aires, Argentina.

	Shares Beneficially Owned

		Options
	Number of	Exercisable
Name and Address of Beneficial Owner	Shares	Within 60 days		Total Shares	Percent(1)

Common Stock
Beneficial Owners of more than 5%
Nortel Networks Ltd.(2)	3,395,658	—		3,395,658	17.9%
William R. Huff(3)	2,593,866	—		2,593,866	13.7
Morgan Stanley & Co. Incorporated(4)	2,884,659	—		2,884,659	15.2
Directors and Executive Officers
Ricardo A. Verdaguer	108,680	—	(5)	108,680	*
Joseph R. Thornton(3)	—	—		—
William Connors(3)	—	—		—
Elias Makris(2)	—	—		—
Thomas Doster IV(4)	—	—		—
Raul Ramirez(4)	—	—		—
Ignacio Troncoso	—	—		—
Héctor Alonso	25,000	—	(5)	25,000	*
Guillermo V. Pardo	—	—		—
José R. Torres	—	—		—
Marcello Girotti	25,000	—	(5)	25,000	*
Mariano Torre Gómez	25,000	—	(5)	25,000	*
Matias Heinrich	25,000	—	(5)	25,000	*
All Directors and Officers as a Group(13 persons)	208,689	—	(5)	208,689	1.1

(*) Less than 1%.

(1)	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the U.S. Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days. The percentage of total outstanding for each stockholder is calculated by dividing (i) the number of shares of New Common Stock deemed to be beneficially owned by such stockholder as of March 26, 2003 by (ii) the sum of (A) the number of shares of New Common Stock outstanding as of March 26, 2003 plus (B) the number of shares of New Common Stock issuable upon the exercise of options or warrants or conversion of convertible securities held by such stockholder that were exercisable or convertible as of March 26, 2003 or will become exercisable or convertible within 60 days thereafter.

(2)	Includes Series B Notes currently convertible into 722,484 shares of New Common Stock and currently exercisable warrants to purchase 2,667,975 shares of New Common Stock. Mr. Elias Makris was nominated to our board of directors by Nortel Networks. Mr. Makris disclaims any beneficial interest in these shares. The address of Nortel Networks Inc. is 8200 Dixie Road Suite 100, Brampton, Ontario, L6T 5P6 Canada.

(3)	Represents Series A Notes currently convertible into 2,593,866 shares of New Common Stock, which are held by Mr. William R. Huff through two controlled entities: W.R.H. Partners Global Securities, L.P. and W.R. Huff Asset Management Co., L.L.C. Messrs. Thornton and Connors are employees of W.R. Huff Asset Management Co., L.L.C. Messrs. Thornton and Connors disclaim any beneficial interest in these shares. The address for Mr. William R. Huff is c/o W.R. Huff Asset Management Co., L.L.C, 1776 On the Green, 67 Park Place, Morristown, New Jersey 07960.

(4)	Messrs. Ramirez and Doster are employed in various capacities by Morgan Stanley. They disclaim any beneficial interest in these shares owned by Morgan Stanley. The address for Morgan Stanley is 1585 Broadway New York, NY 10036.

(5)	On the Effective Date, we agreed, subject to the approval of our compensation committee, to grant to certain of our executive officers eight-year stock options with an exercise price of $15 per share (or, if greater, the fair market value of the stock) and vesting in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant for the purchase of the number of shares of our New Common Stock as follows: Mr. Verdaguer — 617,400 shares; Mr. Alonso — 154,350 shares; Mr. Girotti — 154,350 shares; Mr. Torre Gomez — 154,350 shares; and Mr. Heinrich — 154,350 shares. As discussed previously, our compensation committee has not taken any actions in respect of salaries, incentives and other benefits for our officers and directors since the Effective Date and, therefore, these stock options have not yet been granted.

Item 13.     Certain Relationships and Related Transactions

Overview

      In the normal course of business, we engage in transactions with companies in which direct or indirect material interests are held by our directors, executive officers, five-percent stockholders, or immediate family members of any of the preceding persons. The following is a description of the most significant of these transactions during 2002. Although we believe that these transactions are generally conducted on an arm’s length basis, conflicts of interest are inherent in these transactions.

CORIM

      Our company provides telecommunications services to companies controlled by Corporación IMPSA S.A. (CORIM). CORIM is an Argentine holding company for businesses engaged in a variety of activities including property, casualty and other insurance, heavy-steel capital goods, manufacturing auto parts and environmental services. Mr. Enrique Pescarmona, who was the Chairman of our board of directors during 2002, is an affiliate of CORIM and serves as the Chairman of CORIM’s board of directors. Total telecommunications services provided by us during 2002 to companies controlled by CORIM totaled approximately $0.5 million. During the same period, companies controlled by CORIM provided services to IMPSAT Argentina totaling approximately $0.1 million.

Suramericana Group

      The Suramericana Group, which was formed in Medellin, Colombia in the mid-1970s, is a group of over 100 companies related through cross-ownership and interlocking directorates. Companies within the Suramericana Group were significant stockholders of our Company during 2002, and during 2002, representatives of the Suramericana Group served as directors of IMPSAT Colombia and IMPSAT Venezuela, our operating subsidiaries in Colombia and Venezuela, respectively. During 2002, the total dollar amount of telecommunications services rendered by our company to the Suramericana Group totaled approximately $9.8 million. The most significant of these transactions included services provided by IMPSAT Colombia to Corporación Nacional de Ahorro y Vivienda totaling $4.3 million, and to BanColombia totaling $1.4 million.

      During 2002, companies within the Suramericana Group provided us with services totaling $3.3 million. This total comprises amounts in respect of insurance premiums, accrued interest on indebtedness, pension fund services, health benefit services, and employee luncheon services. Certain companies within the Suramericana Group are creditors of IMPSAT Colombia, including Corporación Financiera Nacional y Suramericana S.A. (Corfinsura) and BanColombia, which are financial institutions, and Suleasing, which is a financial leasing company. As of December 31, 2002, we were indebted to companies within the Suramericana Group in the amount of approximately $15.0 million. This includes indebtedness of approximately $7.1 million to BanColombia and $2.8 million to Corfinsura (with respect to which indebtedness we paid, in the aggregate, interest of $1.5 million during 2002); and indebtedness of approximately $2.8 million to Suleasing (with respect to which indebtedness we paid interest totaling $0.5 million during 2002).

Claxson Interactive Group, Inc.

      Claxson Interactive Group, Inc, a British Virgin Islands multimedia company providing branded entertainment content targeted to Spanish and Portuguese speakers around the world, is headquartered in Argentina and has operations in Brazil, Mexico, Colombia, Venezuelan, Chile, Uruguay and the United States. As of March 31, 2003, we held an approximately 3.3% equity interest in Claxson. Affiliates of Mr. Roberto Vivo (a member of our board of directors during 2002) and Mr. Ricardo Verdaguer (the chairman of our board of directors), also have equity interests in Claxson. Mr. Roberto Vivo is Claxson’s chief executive officer, the chairman of its board of directors and a member of its compensation committee. In addition, Mr. Ricardo Verdaguer is a director of Claxson.

      Claxson is a party to certain telecommunications services agreements pursuant to which our subsidiaries provide Claxson with telecommunication networks to access the Internet backbone. During 2002, the total value of telecommunications services we rendered to Claxson was approximately $0.1 million.

Morgan Stanley

      During 2002 (prior to the Effective Date of our Chapter 11 restructuring), affiliates of Morgan Stanley & Co. Incorporated (“Morgan Stanley”) beneficially owned 16.3% of our Old Common Stock. For information concerning Morgan Stanley’s current ownership of our New Common Stock, see “Security Ownership of Certain Beneficial Owners and Management.” During 2002, we paid fees totaling $1.0 million to Morgan Stanley in connection with the structuring and negotiation of the terms of the Plan.

Nortel Networks Ltd.

      During 2002, we paid fees totaling $1.0 million to Nortel Networks Ltd. (“Nortel”) in connection with the structuring and negotiation of the terms of the Plan. For information concerning Nortel’s current ownership of our New Common Stock, see “Security Ownership of Certain Beneficial Owners and Management.”

W.R.H. Partners Global Securities, L.P.

      During 2002, we paid fees totaling $1.0 million to W.R.H. Partners Global Securities, L.P. in connection with the structuring and negotiation of the terms of the Plan. For information concerning current ownership of our New Common Stock by W.R.H. Partners Global Securities, L.P. and/or its affiliates, see “Security Ownership of Certain Beneficial Owners and Management.”

British Telecommunications

      Prior to the Effective Date, Nunsgate Limited, a wholly-owned subsidiary of British Telecommunications, beneficially owned 20% of our Old Common Stock.

      During 2002, the total value of telecommunications services we rendered to British Telecommunications was approximately $0.7 million. During the same period, we purchased telecommunications capacity from British Telecommunications totaling approximately $1.4 million.

Item 14.     Controls and Procedures

      Under the supervision and with the participation of our Chief Executive Officer and our Executive Vice President and Chief Financial Officer (our company’s principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of our company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) List of Financial Statements

      Consolidated Financial Statements of IMPSAT Fiber Networks, Inc. and Subsidiaries

•	Consolidated Balance Sheets as of December 31, 2001 and 2002

•	Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2002

•	Consolidated Statements of Comprehensive Loss for Each of the Three Years in the Period Ended December 31, 2002.

•	Consolidated Statements of Stockholders’ Equity (Deficiency) for Each of the Three Years in the Period Ended December 31, 2002

•	Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2002

•	Notes to the consolidated financial statements

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

(b) Reports on Form 8-K.

      During the period covered by this Report, the registrant filed with the Commission the following current reports on Form 8-K:

•	On February 15, 2002, announcing our failure to make a $20.6 million interest payment due on February 15, 2002 on our $300 million principal amount of 13 3/4% Senior Notes due 2005. Also announcing that we received a notice from the Nasdaq National Market warning that our stock would be delisted for failure to maintain a minimum bid price of $3 over the preceding 30 consecutive trading days and failed to maintain a minimum market value of public float of $15,000,000.

•	On June 11, 2002, announcing our company’s voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

•	On December 19, 2002, announcing the confirmation of the Plan by the Bankruptcy Court.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, on April 15, 2003.

IMPSAT Fiber Networks, Inc.

By:	/s/ Ricardo A. Verdaguer

Ricardo A. Verdaguer,
President and Chief
Executive Officer

Date:	April 15, 2003

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below (each, a “Signatory”) constitutes and appoints Héctor Alonso and José R. Torres (each, an “Agent,” and collectively, “Agents”) or either of them, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for and in his name, place and stead, in any and all capacities, to sign this Report of Form 10-K (this “Report”) and any and all amendments thereto and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the SEC. Each Signatory further grants to the Agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary, in the judgment of such Agent, to be done in connection with any such signing and filing, as full to all intents and purposes as he might or could do in person, and hereby ratifies and confirms all that said Agents, or any of them, or their or his other substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICARDO A. VERDAGUER Ricardo A. Verdaguer	Chairman of the Board of Directors and President and Chief Executive Officer of IMPSAT Fiber Networks, Inc. (principal executive officer)	April 15, 2003

/s/ WILLIAM CONNORS William Connors	Director of IMPSAT Fiber Networks, Inc.	April 15, 2003

/s/ THOMAS DOSTER IV Thomas Doster IV	Director of IMPSAT Fiber Networks, Inc.	April 15, 2003

/s/ ELIAS MAKRIS Elias Makris	Director of IMPSAT Fiber Networks, Inc.	April 15, 2003

/s/ RAUL RAMIREZ Raul Ramirez	Director of IMPSAT Fiber Networks, Inc.	April 15, 2003

/s/ JOSEPH THORNTON Joseph Thornton	Director of IMPSAT Fiber Networks, Inc.	April 15, 2003

/s/ IGNACIO TRONCOSO Ignacio Troncoso	Director of IMPSAT Fiber Networks, Inc.	April 15, 2003

/s/ HÉCTOR ALONSO Héctor Alonso	Executive Vice President and Chief Financial Officer of IMPSAT Fiber Networks, Inc. (principal financial officer)	April 15, 2003

/s/ JOSE R. TORRES Jose R. Torres	Executive Vice President—Accounting and Chief Accounting Officer of IMPSAT Fiber Networks, Inc. (principal accounting officer)	April 15, 2003

CERTIFICATIONS

Chief Executive Officer Certification pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Ricardo A. Verdaguer, certify that:

1.	I have reviewed this annual report on Form 10-K of IMPSAT Fiber Networks, Inc. (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/RICARDO A. VERDAGUER

Ricardo A. Verdaguer
President and Chief Executive Officer

April 15, 2003

Chief Financial Officer Certification pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Héctor Alonso, certify that:

1.	I have reviewed this annual report on Form 10-K of IMPSAT Fiber Networks, Inc. (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/HÉCTOR ALONSO

Héctor Alonso
Chief Financial Officer

April 15, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of IMPSAT Fiber Networks, Inc.:

We have audited the accompanying consolidated balance sheets of IMPSAT Fiber Networks, Inc. (Debtor-in-Possession) and its subsidiaries (the “Company”) as of December 31, 2001 and 2002, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respect, the financial position of the Company at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business. The Company emerged from bankruptcy on March 25, 2003.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, negative working capital, and stockholders’ capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

March 28, 2003

PART I

FINANCIAL INFORMATION

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. Dollars, except share amounts)

	December 31,

	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,606	$32,563
Trading investments	29,319	23,021
Trade accounts receivable, net	58,411	31,012
Other receivables	39,003	16,674
Prepaid expenses	3,429	2,746

Total current assets	165,768	106,016

BROADBAND NETWORK, Net	310,598	228,471

PROPERTY, PLANT AND EQUIPMENT, Net	214,459	175,477

NON-CURRENT ASSETS:
Investments in common stock	3,307	86
Deferred financing costs, net	10,752
Other non-current assets	13,690	10,633

Total non-current assets	27,749	10,719

TOTAL	$718,574	$520,683

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable — trade	$86,999	$72,860
Short-term debt	8,323
Current portion of long-term debt	959,076	281,680
Accrued and other liabilities	79,237	48,446

Total current liabilities	1,133,635	402,986
LONG-TERM DEBT, Net	23,189	27,592
OTHER LONG-TERM LIABILITIES	16,877	15,280
DEFERRED REVENUES	97,515	69,918

Total liabilities not subject to compromise	1,271,216	515,776
LIABILITIES SUBJECT TO COMPROMISE		727,522

Total liabilities	1,271,216	1,243,298

COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS’ DEFICIENCY:
Common Stock, $0.01 par value; 300,000,000 shares authorized, 91,428,570 shares issued and outstanding at December 31, 2001 and 2002	914	914
Additional paid in capital	537,924	537,583
Accumulated deficit	(1,072,330)	(1,276,845)
Deferred stock-based compensation	(5,438)	(4,530)
Accumulated other comprehensive (loss) income	(13,712)	20,263

Total stockholders’ deficiency	(552,642)	(722,615)

TOTAL	$718,574	$520,683

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,

	2000	2001	2002

NET REVENUES:
Data and value added services	$214,268	$239,816	$180,471
Internet	35,996	45,403	27,243
Telephony	235	11,762	14,327
Services to carriers	885	7,360	6,985
Sales of equipment	13,083	14,952	1,168

Total net revenues from services and equipment	264,467	319,293	230,194
Broadband network development revenues	57,676	7,197

Total net revenues	322,143	326,490	230,194

COSTS AND EXPENSES:
Direct costs:
Contracted services	29,573	40,629	19,199
Other direct costs	21,349	35,416	25,935
Leased capacity	74,188	87,057	74,679
Broadband network cost	34,729	3,335
Cost of equipment sold	12,308	10,472	576

Total direct costs	172,147	176,909	120,389
Salaries and wages	68,922	82,095	47,894
Selling, general and administrative	58,471	52,964	28,204
Asset impairment charge		381,888
Gain on early extinguishment of debt			(16,367)
Depreciation and amortization	84,488	123,678	82,766

Total costs and expenses	384,028	817,534	262,886

Operating loss	(61,885)	(491,044)	(32,692)

OTHER INCOME (EXPENSES):
Interest income	27,394	10,687	1,907
Interest expense (contractual interest of $128,023 in 2002)	(112,894)	(143,521)	(75,815)
Net loss on foreign exchange	(10,614)	(41,182)	(91,884)
Recognition of other-than-temporary decline in value of investments		(20,650)	(794)
Reorganization items			(23,297)
Legal settlement			26,229
Other income (loss), net	704	(2,125)	(5,896)

Total other expenses	(95,410)	(196,791)	(169,550)

LOSS BEFORE INCOME TAXES	(157,295)	(687,835)	(202,242)
BENEFIT FROM (PROVISION FOR) FOREIGN INCOME TAXES	4,547	(27,420)	(2,273)

LOSS BEFORE DIVIDENDS ON REDEEMABLE PREFERRED STOCK	(152,748)	(715,255)	(204,515)
DIVIDENDS ON REDEEMABLE PREFERRED STOCK	(1,393)

NET LOSS	$(154,141)	$(715,255)	$(204,515)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(1.74)	$(7.82)	$(2.24)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC AND DILUTED	88,534	91,429	91,429

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars)

	Years ended December 31,

	2000	2001	2002

NET LOSS	$(154,141)	$(715,255)	$(204,515)

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(4,167)	(6,978)	33,656
Change in unrealized loss on investments available for sale	(139,378)	(10,212)	(475)
Recognition of other-than-temporary decline in value of investment		20,650	794

TOTAL	(143,545)	3,460	33,975

COMPREHENSIVE LOSS	$(297,686)	$(711,795)	$(170,540)

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
(In thousands of U.S. Dollars)

							Accumulated
	Common Stock					Deferred	Other
			Additional	Accumulated	Treasury	Stock-Based	Comprehensive
	Shares	Amount	Paid In Capital	Deficit	Stock	Compensation	Income (Loss)	Total

BALANCE AT DECEMBER 31, 1999	56,688,076	$716	$216,186	$(202,934)	$(125,000)		$126,373	$15,341
Dividends on redeemable preferred stock				(1,393)				(1,393)
Issuance of common shares in Initial Public Offering, net of offering expenses	14,350,000	144	229,206					229,350
Issuance of common stock in exchange for minority interest in IMPSAT Argentina, Colombia and Venezuela	5,472,579	54	92,980					93,034
Issuance of common stock upon conversion of Series A preferred shares	14,917,915		(7,022)		125,000			117,978
Deferred stock-based compensation			5,438			$(5,438)
Amortization of amount paid in excess of carrying value of net assets acquired from related party			568					568
Change in unrealized loss on investment available for sale							(139,378)	(139,378)
Foreign currency translation adjustment							(4,167)	(4,167)
Net loss for the year				(152,748)				(152,748)

BALANCE AT DECEMBER 31, 2000	91,428,570	914	537,356	(357,075)	—	(5,438)	(17,172)	158,585
Amortization of amount paid in excess of carrying value of net assets acquired from related party			568					568
Change in unrealized loss on investment available for sale							(10,212)	(10,212)
Recognition of other-than-temporary decline in value of investments							20,650	20,650
Foreign currency translation adjustment							(6,978)	(6,978)
Net loss for the year				(715,255)				(715,255)

BALANCE AT DECEMBER 31, 2001	91,428,570	914	537,924	(1,072,330)	—	(5,438)	(13,712)	(552,642)
Amortization of amount paid in excess of carrying value of net assets acquired from related party			567					567
Change in unrealized loss on Investment available for sale							(475)	(475)
Recognition of other-than-temporary decline in value of investment							794	794
Foreign currency translation adjustment							33,656	33,656
Adjustment for stock options not vested			(908)			908		—
Net loss for the year				(204,515)				(204,515)

BALANCE AT DECEMBER 31, 2002	91,428,570	$914	$537,583	$(1,276,845)	—	$(4,530)	$20,263	$(722,615)

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Years Ended December 31,

	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,748)	$(715,255)	$(204,515)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and depreciation	84,488	123,678	82,766
Asset impairment charge		381,888
Provision for doubtful accounts	4,806	16,784	13,053
Recognition of other-than-temporary decline in value of investments		20,650	794
Net (gain) loss on sale of investment		(75)	1,368
Gain on early extinguishment of debt			(16,367)
Deferred income tax (benefit) provision	(3,036)	26,706	319
Gross profit from broadband network development	(27,639)
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable, net	(35,981)	8,156	30,661
(Increase) decrease in prepaid expenses	(2,019)	293	683
(Increase) decrease in other receivables and other non-current assets	(33,110)	33,392	51,421
Increase (decrease) in accounts payable — trade	59,838	(26,517)	9,173
Increase in accrued and other liabilities	24,303	25,428	67,898
Increase (decrease) in deferred revenues	87,757	47,129	(9,265)
Decrease in other long-term liabilities	(6,746)	(13,334)	(1,597)

Net cash (used in) provided by operating activities	(87)	(71,077)	26,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in trading investments	(240,892)	211,573	6,298
Purchases of broadband network, net of disposals	(56,325)	(89,240)	(6,112)
Purchases of property, plant and equipment, net of disposals	(213,827)	(78,448)	(13,201)
Proceeds from the sale of investment		8,000	1,380
Increase in other investment	(437)

Net cash (used in) provided by investing activities	(511,481)	51,885	(11,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on short-term debt	(1,067)	(6,280)	(8,323)
Proceeds from long-term debt, net of deferred financing costs	321,453	24,567	1,609
Repayments of long-term debt	(31,271)	(24,248)	(10,532)
Proceeds from issuance of common stock, net	229,350
Cash paid in redemption of preferred stock	(32,500)

Net cash provided by (used in) financing activities	485,965	(5,961)	(17,246)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(4,167)	(6,978)	(554)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,770)	(32,131)	(3,043)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	97,507	67,737	35,606

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$67,737	$35,606	$32,563

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$93,532	$113,011	$5,774

Foreign income taxes paid	$2,264	$4,590	$2,328

CASH PAID DURING THE YEAR FOR REORGANIZATION ITEMS:
Professional fees			$6,767

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on redeemable preferred stock	$1,393

Change to unrealized gain (loss) in investment available for sale, net of tax	$(139,378)	$(10,212)	$(475)

Rights of way agreements	$18,697

Broadband network vendor financing	$184,397	$28,306

Issuance of treasury stock upon conversion of preferred stock	$117,978

Issuance of common stock in exchange for minority interests of IMPSAT Argentina, Colombia and Venezuela	$93,034

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tables in Thousands of U.S. Dollars, Except for per Share Amounts)

1.  General

      IMPSAT Fiber Networks, Inc., a Delaware holding company (the “Holding Company”), and subsidiaries (collectively the “Company”) is a leading provider of integrated broadband, data, Internet, voice and data center services in Latin America. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers.

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

      In addition, the Company owns other subsidiaries, which serve intermediary functions to the Holding Company and its operating subsidiaries.

      Financial Restructuring — On March 11, 2002, the Holding Company, which was advised by Houlihan Lokey Howard & Zukin Capital, concluded negotiations with an ad hoc committee representing certain creditors under the Holding Company’s Broadband Network Vendor Financing Agreements, and certain holders of its $125.0 million 12.125% Senior Guaranteed Notes due 2003, $300.0 million 13.75% Senior Notes due 2005 and $225.0 million 12.375% Senior Notes due 2008 (collectively, the “Senior Notes”) of a non-binding term sheet agreement in principle (the “Restructuring Term Sheet”) relating to the terms of a proposed restructuring of these long-term obligations, as part of a comprehensive financial restructuring of the Company. The Restructuring Term Sheet contemplates the following principal components of the proposed restructuring plan:

•	all of the shares of the Holding Company’s existing common stock, options granted under the Holding Company’s stock option plans, and any other equity interests would be cancelled, retired and eliminated with no consideration paid therefore, and the Holding Company would issue “new common stock” in accordance with the proposed restructuring plan;

•	creditors under the Broadband Network Vendor Financing Agreements would receive

—	$143.8 million senior secured debt issued by IMPSAT Argentina and IMPSAT Brazil and guaranteed by the Holding Company;

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

—	$23.9 million of new senior convertible notes guaranteed by IMPSAT Argentina and initially convertible into 5% of the Holding Company’s new common stock on a fully-diluted basis; and

—	warrants to acquire up to 15% of the Holding Company’s new common stock on a fully-diluted basis.

•	holders of the Notes due 2003 would receive $67.5 million of new senior convertible notes of the Holding Company guaranteed by IMPSAT Argentina and initially convertible into 23% of the Holding Company’s new common stock on a fully-diluted basis

•	holders of the Notes due 2005 and the Notes due 2008 would exchange those securities for 98% of the Holding Company’s new common stock, subject to certain dilutive events

•	the Holding Company’s guarantees of certain indebtedness owed by the Holding Company’s operating subsidiaries to certain of their respective creditors will either be restructured in exchange for new senior convertible notes and warrants consistent with and proportionate to the restructuring treatment of analogous indebtedness under the Broadband Network Vendor Financing Agreements, or canceled in exchange for equity in the Holding Company

•	no distribution to the existing stockholders of the Holding Company

•	management would receive 2% of the Holding Company’s new common stock plus stock options representing 8% of the Holding Company’s new common stock.

      The Restructuring Term Sheet provided that completion of the proposed restructuring plan would be subject to certain conditions, including the plan’s acceptance by affected classes of the Holding Company’s securities holders in accordance with the United States Bankruptcy Code (“Bankruptcy Code”).

      Petition for Relief Under Chapter 11 and Emergence — On June 11, 2002 (the “Petition Date”), the Holding Company filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Under Chapter 11, certain claims against the Holding Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Holding Company continues business operations as Debtor-in-Possession. These claims are reflected in the December 31, 2002 consolidated balance sheet as “liabilities subject to compromise”. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

      On September 4, 2002, the Holding Company filed a Disclosure Statement (the “Disclosure Statement”) and a Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan reflects the terms of the pre-arranged plan of reorganization that holders of the indebtedness under the Company’s Vendor Financing Agreements and Senior Notes agreed to support. The Plan provided for the restructuring of the Company’s indebtedness in the manner described above in the caption “Financial Restructuring”. The Disclosure Statement summarized the Plan and contained information concerning among other matters the history, business, results of operations, management, properties, liabilities and the assets available for distribution under the Plan as well as the anticipated organization and operation of a reorganized Holding Company. The Disclosure Statement also described certain effects of Plan confirmation, certain risk factors associated with the Plan, the manner in which distributions will be made to the Company’s creditors under the Plan for all amounts that were owed to such parties on the Petition Date and the confirmation process and voting procedures that holders of claims in impaired classes must follow for their votes to be counted.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Plan received the affirmative vote of the Holding Company’s creditors in accordance with the Bankruptcy Code in December 2002 and was confirmed by order of the Bankruptcy Court on December 16, 2002. In accordance with the Plan, the Holding Company emerged from bankruptcy on March 25, 2003 (the “Effective Date”). Pursuant to the Plan, on the Effective Date, all of the shares of the Company’s old common stock, options granted under the Company’s stock option plans and all other equity interests were cancelled, retired and eliminated with no consideration paid thereon. The Company also adopted a new 2003 Stock Incentive Plan and terminated all stock options plans described in Note 12. In addition, the Company restructured its obligations as contemplated under the “Financial Restructuring” section described above. See Note 17.

      Although the Company has emerged from bankruptcy, the Company remains in default under indebtedness owed to certain creditors who voted against the Plan. Under the Plan, the claims of these creditors were contingent obligations arising under guarantees by the Holding Company of certain primary indebtedness of its operating subsidiaries. In accordance with the Plan, these holders will receive, in full satisfaction of their contingent guarantee claim (“Post-Effective Date Contingencies”), a pro rata share of the shares of the Company’s new common stock issuable to the Holding Company’s creditors under the Plan, see Note 17. Notwithstanding the Company’s settlement of the Post-Effective Date Contingencies, as a consequence of the Company’s Chapter 11 bankruptcy, an event of default has occurred and is continuing with respect to certain of the related primary underlying indebtedness of the Company’s operating subsidiaries. These defaults, which relate to indebtedness totaling approximately $18.6 million in outstanding principal amount, give the respective creditors the right to accelerate such indebtedness and seek immediate repayment of all outstanding amounts and accrued interest thereon.

      The Holding Company’s unconsolidated balance sheet as of December 31, 2002 consists primarily of cash and trading investments of approximately $28.3 million, other assets of approximately $0.1 million and the net investment in each of its consolidated subsidiaries. The Holding Company’s liabilities consist primarily of accounts payable of approximately $6.6 million (not including payables to subsidiaries of approximately $2.8 million) and the “liabilities subject to compromise” described in Note 11.

      The Holding Company’s statement of operations for the year ended December 31, 2002 consists of the equity in the earnings of its consolidated subsidiaries, interest income earned on its trading investment, offset by the interest expense on the Senior Notes, certain general and administrative expenses and the reorganization items described in Note 11.

      The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Holding Company; or (d) as to operations, the effect of any changes that may be made in the business of the Holding Company and its subsidiaries.

      Going Concern Matters — The Company’s history of losses, negative working capital and stockholders’ deficiency raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Holding Company to continue as a going concern and to appropriately use the going concern basis is dependent upon, among other things, (i) the Company’s ability to revise and implement its business plan, (ii) the Company’s ability to achieve profitable operations after emergence from bankruptcy, and (iii) the Company’s ability to generate sufficient cash from operations to meet its obligations. The consolidated financial statements do not give effect to any adjustment

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the carrying value of assets or amounts and classifications of liabilities that might result from the uncertainties described above.

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

      Currency Risks — In early January 2002, as Argentina’s ongoing political and financial crisis deepened, the country defaulted on its massive foreign debt and the government of President Eduardo Duhalde, who entered office on January 1, 2002, abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 at 1.65 pesos to the U.S. dollar and has been volatile since. At December 31, 2002, the Argentine peso traded at 3.40 pesos to the U.S. dollar. The devaluation of the Argentine peso will generally affect the Company’s consolidated financial statements by generating foreign exchange gains or losses on dollar-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in the Company’s revenues, costs and expenses in Argentina.

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

do not agree on the “equitable adjustment”, the dispute is to be settled by the courts, which will attempt to preserve the contractual agreement between the parties. The devaluation and the “pesification” of agreements of the Company governed by Argentine law may have adverse, unknown and unforeseeable effects on the Company.

      Since the “pesification” decree, an increasing portion of IMPSAT Argentina’s customer contracts and operating cash inflows are denominated in pesos while its debt service payments and a portion of its costs (including capital equipment purchases and payments for certain leased telecommunication capacity) are denominated in U.S. dollars. Accordingly, the Company’s financial condition and results of operations in Argentina are dependent upon IMPSAT Argentina’s ability to generate sufficient pesos (in U.S. dollar terms) to pay its costs, expenses and to satisfy its debt service requirements. Because of the recent nature of these events and the significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina, management cannot presently determine or reasonably estimate the impact a continued economic crisis in that country could possibly have on IMPSAT Argentina’s and the Company’s overall cash flows, financial condition, and results of operations.

      On March 5, 2003, Argentina’s Supreme Court declared the “pesification” decree unconstitutional to the extent that it required the mandatory redenomination of U.S. dollar bank deposits to pesos. Although the ruling applies only to amounts held by the petitioner in that case on deposit at a state-owned bank, the decision will likely strengthen existing (and create a profusion of similar) claims by other depositors seeking to “redollarize” their deposits. This could force the Argentine government to issue long-term bonds in satisfaction of such claims, which, in turn, could increase Argentina’s public debt burden and cause a further deterioration of its national economy. The future judicial implementation of the Argentine Supreme Court’s decision as well as any legislative or executive response could take an unknown variety of forms. Accordingly, its potential impact on the Argentine economy and on the Company’s operations in that country presently cannot be estimated.

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

      The Company’s results in Brazil also were adversely affected during the period by the devaluation of the Brazilian real against the U.S. dollar. At December 31, 2001, the real traded at a rate of R$2.41 = $1.00, and at December 31, 2002 it had depreciated to R$3.53 = $1.00. These and prior devaluations have had a negative effect on the Company’s real-denominated revenues. The devaluation of the real and the decline in growth in the Brazilian economy have been caused in part by the continued recession in the region, a general aversion to emerging markets by foreign direct and financial investors and the overall decline in worldwide economic production. On October 27, 2002, Luiz Inacio Lula da Silva of the left-wing Workers’ Party was elected president of Brazil. Although, as a candidate, Mr. da Silva expressed support for tightening of Brazil’s fiscal policy as a condition of an IMF loan and promised to honor and stabilize government debt, anxiety has persisted within the investor community regarding whether Mr. da Silva can restore financial confidence and quickly establish trust in his administration and its ability to govern. A protraction or worsening of the economic difficulties in Brazil, including further currency devaluations, could have a material adverse effect on IMPSAT Brazil’s and the Company’s overall financial condition and results of operations.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, in 2002, the Venezuelan government removed controls over the trading range of the bolivar, allowing the exchange rate to be determined by market conditions. As a result, during 2002, the bolivar decreased in value in relation to the U.S. dollar by approximately 85%. During February 2003, the Venezuelan government imposed exchange rate controls, fixing the bolivar’s value to the U.S. dollar at approximately 1,600 bolivars to the U.S. dollar.

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

      No single customer accounted for greater than 10% of total net revenues from services for the year ended December 31, 2000, 2001 and 2002.

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
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the year ended December 31, 2001, in connection with the Company’s ongoing review of its business plan, cash flow and liquidity position, and the economic environment in Latin America, the Company determined that its long-lived assets primarily related to its telecommunication infrastructure were likely impaired. The Company calculated the present value of its expected cash flows of its operating subsidiaries to determine the fair value of its telecommunication infrastructure. Accordingly, the Company recorded a noncash impairment charge of $381.9 million. This charge included approximately $245.6 million for IMPSAT Argentina, $24.7 million for IMPSAT Brazil and $28.9 million for all other countries. In addition, the charge also included approximately $82.7 million for a write-down of the value of goodwill generated by the acquisition of certain minority interest in the operating subsidiaries. The Company recorded this impairment charge based on internal estimates of fair value, other indicators and not on an independent valuation of its telecommunication infrastructure. During the years ended December 31, 2000 and 2002, no impairments were recorded.

      Investments — Investments covered under the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, are classified by the Company as either “trading” for short term investments or “available for sale” for long term investments and are carried at fair value. Unrealized gains and losses for trading investments are included in the Company’s results of operations. Unrealized gains or losses for available for sale investments are included in accumulated other comprehensive loss within stockholders’ equity (deficiency). All other investments are carried at cost.

      Deferred Financing Costs — Debt issuance costs and transaction fees, which are associated with the issuance of the Senior Guaranteed Notes were being amortized (and charged to interest expense) over the term of the related notes on a method which approximates the level yield method. During the year ended December 31, 2002, the unamortized balances of the deferred financing costs were written-off. See Note 11.

      Income Taxes — Deferred income taxes result from temporary differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

      Foreign Currency Translation — The Company’s subsidiaries generally use the U.S. dollar as the functional currency. Accordingly, the financial statements of the subsidiaries were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the functional currency are included as net gain or loss on foreign exchange, except for IMPSAT Brazil, which uses the local currency as the functional currency, and are included in accumulated other comprehensive income (loss) in stockholders’ equity.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This Statement, which is effective for fiscal years ending after December 15, 2002, amends SFAS No. 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, Statement No. 148 amends the disclosure requirements of SFAS No. 123 regardless of the accounting method used to account for stock-based compensation. The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in APB No. 25, and related interpretations. However, the Company will adopt the enhanced disclosure provisions as defined by SFAS No. 148.

      The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation costs been recognized based on the fair value at the date of grant for options awarded under the 1998 and 1999 Plans, the pro forma amounts of the Company’s net loss attributable to common stockholders and net loss per common share for the years ended December 31, 2000, 2001 and 2002 would have been as follows:

	2000	2001	2002

Net loss attributable to common stockholders:
As reported	$(154,141)	$(715,255)	$(204,515)
Pro Forma	(156,715)	(717,009)	(206,269)
Net loss per common share:
As reported	$(1.74)	$(7.82)	$(2.24)
Pro Forma	(1.77)	(7.84)	(2.26)

      The fair value of the options granted in 2000 was estimated using the Black-Scholes option-pricing model assuming no dividend yield and the following weighted average assumptions:

Risk-free interest rate	10.8%
Expected option lives in years	4
Volatility	155%

      Fair Value of Financial Instruments — The Company’s financial instruments include trading investments, receivables, investments in common stock, payables, short- and long-term debt. The Company’s trading and common stock investments were valued at market closing prices at December 31, 2001 and 2002. The fair value of these instruments are presented in Note 3. The fair value of the Company’s Senior Notes is not presented as such is not considered meaningful by management based on the pending financial restructuring and the Company’s petition for relief under Chapter 11. The fair value of all other financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of December 31, 2001 and 2002.

      Net Loss Per Common Share — Basic earnings (loss) per share is computed based on the average number of common shares outstanding and diluted earnings (loss) per share is computed based on the average number of common and potential common shares outstanding under the treasury stock method.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accumulated Other Comprehensive Income (Loss) — Accumulated other comprehensive income (loss) is comprised as follows:

		Unrealized
		Loss on
	Foreign	Investments
	Currency	Available for
	Translation	SALE	Total

Balance at December 31, 2000	$(6,415)	$(10,757)	$(17,172)
Change during the year	(6,978)	10,438	3,460

Balance at December 31, 2001	(13,393)	(319)	(13,712)
Change during the year	33,656	319	33,975

Balance at December 31, 2002	$20,263	—	$20,263

      New Accounting Pronouncements — In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of the FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company does not expect the adoption of SFAS 145 to have a material effect on its consolidated financial statements.

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

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact of adopting FIN 45.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of APB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

      Reclassifications — Certain amounts in the 2000 and 2001 consolidated financial statements have been reclassified to conform with the 2002 presentation.

3.     Investments

      The Company’s investments consist of the following at December 31, 2001 and 2002:

	2001	2002

Trading investments, at fair value	$29,319	$23,021

Investments in common stock	$3,307	$86

      The Company’s trading investments consist of high-quality, short-term investments with maturities of less than 360 days.

      The Company’s investments in common stock at December 31, 2001 included a 3.3% ownership interest in the outstanding common stock of Claxson Interactive Group Inc. (“Claxon”), an integrated media company with operations in Latin America, and a less than 1% ownership interest in New Skies Satellites, Inc. (“New Skies”), a provider of satellite capacity. During the years ended December 31, 2001 and 2002, the Company recorded a non-cash charge of $20.7 million and $0.8 million, respectively, which reflected an other-than-temporary decline in value of the Claxon investment based upon a sustained reduction in the quoted market price. During 2002, the Company sold its investment in New Skies for approximately $1.4 million and recorded a loss of approximately $1.0 million on the sale. This loss is included in other income (expense) in the accompanying consolidated financial statements.

4.     Trade Accounts Receivable

      Trade accounts receivable, by operating subsidiaries, at December 31, 2001 and 2002, are summarized as follows:

	2001	2002

IMPSAT Argentina	$51,037	$27,739
IMPSAT Brasil	6,714	4,577
IMPSAT Colombia	5,033	3,542
IMPSAT Venezuela	6,637	8,154
All other countries	12,772	10,384

Total	82,193	54,396
Less: allowance for doubtful accounts	(23,782)	(23,384)

Trade accounts receivable, net	$58,411	$31,012

      The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables is susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers’ financial history is analyzed.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The activity for the allowance for doubtful accounts for the years ended December 31, 2000, 2001 and 2002 is as follows:

	2000	2001	2002

Beginning balance	$19,820	$22,509	$23,782
Provision for doubtful accounts	4,806	16,784	13,053
Write-offs, net of recoveries	(2,077)	(7,697)	(4,741)
Effect of exchange rate change	(40)	(7,814)	(8,710)

Ending balance	$22,509	$23,782	$23,384

5.     Other Receivables

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2001 and 2002:

	2001	2002

IMPSAT Argentina	$22,155	$3,576
IMPSAT Brazil	3,209	2,150
IMPSAT Colombia	3,777	3,498
IMPSAT Venezuela	2,667	2,024
All other countries	7,195	5,426

Total	$39,003	$16,674

6.     Broadband Network and Agreements

      Broadband network and related equipment consists of the following at December 31, 2001 and 2002:

	2001	2002

Network infrastructure	$168,301	$157,480
Equipment and materials	132,494	121,552
IRU investments	46,913	42,618
Right of ways	16,056	10,427

Total	363,764	332,077
Less: accumulated depreciation	(83,373)	(103,606)

Total	280,391	228,471
Under construction — Network infrastructure	30,207

Total	$310,598	$228,471

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The recap of accumulated depreciation for the years ended December 31, 2000, 2001 and 2002 is as follows:

	2000	2001	2002

Beginning balance	$42,368	$46,433	$83,373
Depreciation expense	4,365	41,173	30,016
Disposals and retirements	(300)	(4,233)	(9,783)

Ending balance	$46,433	$83,373	$103,606

      Nortel Networks Agreements — On September 6, 1999, the Company executed two turnkey agreements with Nortel Networks Limited (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina and Brazil for approximately $265 million.

      On October 25, 1999, each of IMPSAT Argentina and IMPSAT Brazil signed definitive agreements with Nortel to borrow an aggregate of up to approximately $149.1 million and $148.3 million, respectively, of long-term vendor financing. The financing, which has a final maturity in 2006, was used to finance Nortel’s construction of the segments of the Broadband Network in Argentina and Brazil as well as additional purchases of telecommunications equipment. The Company has guaranteed the obligations of each of IMPSAT Argentina and IMPSAT Brazil under the Nortel financing agreements. At December 31, 2002, a total of $245.4 million was outstanding. See Notes 1 and 17 for a description of the restructuring of these amounts under the Holding Company’s proposed restructuring plan.

      The Company’s subsidiaries have obtained additional vendor financing from Ericsson, Tellabs OY, DMC and Harris Canada, Inc. for the acquisition of fiber optic cable and other telecommunications equipment for the Broadband Network, with respect to which an aggregate of $14.5 million was outstanding as of December 31, 2002, which is guaranteed by the Company.

      Global Crossing — During the year ended December 31, 2000, the Company completed and delivered to Global Crossing the portion of the Trans-Andean Crossing System connecting Las Toninas, Argentina and Santiago, Chile. As part of the Broadband Network and the South American Crossing, the Company also constructed turnkey backhaul segments and granted IRUs to Global Crossing in Peru and Brazil between Global Crossing’s landing points in those countries and its metropolitan points of presence located at the Company’s telehouses in Lima, Peru and Sao Paulo and Rio de Janeiro, Brazil. In connection with the delivery of such infrastructure to Global Crossing during 2000, the Company recognized during the years ended December 31, 2000 and 2001, revenues totaling $57.7 million and $7.2 million, respectively, and costs totaling $34.7 million and $3.3 million, respectively.

      As part of its arrangements with Global Crossing, the Company has agreed to purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing’s fiber optic cable networks worldwide. These rights enable the Company to interconnect the Company’s networks in Argentina and Brazil and give the Company global international access. The Company had purchased approximately $12.6 million and $9.7 million under this agreement as of December 31, 2002 and 2001, respectively, and did not purchase any amount during the year ended December 31, 2002. As part of the Holding Company’s emergence from bankruptcy, the Company rejected its obligation to purchase the outstanding balance of $23.7 million in IRUs from Global Crossing as permitted by the Bankruptcy Code.

      In January 2002, Global Crossing filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although the Global Crossing subsidiaries to which the Company provides services and infrastructure were not originally included in the Global Crossing’s Chapter 11 filing, during August 2002, Global Crossing amended its Chapter 11 proceeding to include its subsidiaries that are counter parties to the agreements with

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company. As of December 31, 2002, Global Crossing was in default for a total of approximately $3.3 million for services provided under such agreements. The Company has recorded provisions for doubtful accounts of approximately $2.1 million against these receivables.

      The Company has filed motions in Global Crossing’s bankruptcy proceeding seeking an order that Global Crossing make payment to the Company of the amounts claimed by the Company and that Global Crossing either accept or reject its agreements with the Company. Global Crossing has disputed that it owes the Company any amounts under the agreements at issue and has filed a proceeding seeking that the bankruptcy court grant Global Crossing a property right in certain of the IRUs that it acquired from the Company. See Note 15 for a further description of the commercial disputes between the Company and Global Crossing.

      To link the Company’s Broadband Network to other parts of Latin America and the world, the Company has secured IRU and leased capacity on Global Crossing’s undersea fiber optic cable systems (and associated terrestrial capacity) between the United States and Latin America, including Global Crossing’s South American network. Global Crossing has not yet affirmed or rejected these agreements. If Global Crossing rejects these agreements or is unable to successfully reorganize and were to sell or terminate its South American operations as part of its bankruptcy proceedings, it is unclear what rights the Company would have to continue to utilize the IRU’s that the Company purchased from Global Crossing. It is possible that the Company’s agreements with Global Crossing would be terminated, and the Company would need to seek substitute sources of IRU or other capacity from competing undersea fiber optic systems to link its operations, including the Company’s Broadband Network, to other parts of Latin America and the world. As of December 31, 2002, the unamortized balance of IRU investments acquired from Global Crossing approximated $ 32.5 million.

      IRU Agreements — The Company has entered into several framework agreements granting IRUs of up to 25 years on the Company’s Broadband Network, including network maintenance services and telehousing space. The Company has received advance payments related to these agreements. These advance payments are recorded as deferred revenue in the accompanying consolidated balance sheets. During the years ended December 31, 2001 and 2002, the Company recognized approximately $3.2 million and $5.0 million, respectively, from these agreements, which are reflected as services to carriers in the accompanying consolidated statement of operations.

7.     Property, Plant and Equipment

      Property, plant and equipment at December 31, 2001 and 2002, consisted of:

	2001	2002

Land	$11,223	$11,238
Building and improvements	68,350	70,070
Operating communications equipment	424,428	413,842
Furniture, fixtures and other equipment	36,376	38,824

Total	540,377	533,974
Less: accumulated depreciation	(332,345)	(361,536)

Total	208,032	172,438
Equipment in transit	3,413	2,705
Works in process	3,014	334

Property, plant and equipment, net	$214,459	$175,477

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The recap of accumulated depreciation for the year ended December 31, 2000, 2001 and 2002, is as follows:

	2000	2001	2002

Beginning balance	$201,656	$265,354	$332,345
Depreciation expense	74,156	76,465	52,183
Disposals and retirements	(10,458)	(9,474)	(22,992)

Ending balance	$265,354	$332,345	$361,536

8.     Short-Term Debt

      As of December 31, 2001, several of the Company’s subsidiaries maintain short-term credit facilities with local banks, denominated in U.S. dollars with interest rates ranging from 14% to 21% and the amount outstanding under these credit facilities totaled approximately $8.3 million. During 2002 these credit facilities were repaid and not renewed.

9.     Long-Term Debt

      The Company’s long-term debt at December 31, 2001 and 2002 is detailed as follows:

	2001	2002

Senior Notes (see Note 11):
12.125% Senior Guaranteed Notes due 2003.	$125,000
13.75% Senior Notes due 2005.	300,000
12.375% Senior Notes due 2008.	225,000
Term notes, maturing through 2005; collateralized by buildings and equipment, the assignment of customer contracts and investment; denominated in:
U.S. dollars (interest rates 5.47% – 13%)	16,325	$11,821
Local currency (interest rates 10.37% – 38.37%)	21,904	19,279
Eximbank notes (interest rates 3.88% – 10.09%), maturing semiannually through 2004.	18,585	18,275
Vendor financing (3,59% – 24.68%), maturing 2004 to 2008.	275,451	259,897

Total long-term debt	982,265	309,272
Less: current portion including defaulted indebtedness	(959,076)	(281,680)

Long-term debt, net	$23,189	$27,592

      The scheduled maturities of long-term debt at December 31, 2002 are as follows:

Fiscal Year

2003	$281,680
2004	5,287
2005	8,691
2006	12,688
2007 and thereafter	926

Total	$309,272

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is in default on its senior notes since it did not make the semi-annual interest payments on the Senior Notes due 2003 (which were due on January 15, 2002), on the Senior Notes due 2005 (which were due on February 15, 2002), or on the Senior Notes due 2008 (which were due on December 15, 2001). As of June 11, 2002, the Company reclassified the senior notes, which were outstanding prior to the bankruptcy filing, to liabilities subject to compromise (see Note 11).

      Some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

      The Company’s liquidity difficulties have led to non-compliance with certain covenant requirements and payment provisions under the Company’s Broadband Network Vendor Financing Agreements. On October 25, 2001, the Company obtained a waiver of covenant defaults and an extension from these lenders for scheduled principal and interest payments under the Broadband Network Vendor Financing Agreements totaling approximately $36.3 million that were due on that date. The waiver expired on November 25, 2001 and the Broadband Network Vendor Financing Agreements became due and payable, and the Company is in default. On June 11, 2002, the Holding Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code and, effective as of such date pursuant to the provisions of the Bankruptcy Code, contractually accrued interest on the Company’s unsecured, pre-petition obligations ceased to accrue. As a result of the Company’s default under the Broadband Network Vendor Financing Agreements, the defaulted amounts have been reclassified to current portion of long-term debts as of December 31, 2001 and 2002, respectively.

      During the year ended December 31, 2002, the Company extinguished certain of its vendor financing obligations prior to maturity and recorded a gain on early extinguishment of approximately $16.4 million, which is included in operating loss of the 2002 consolidated statements of operations. In addition, during 2002, the Company negotiated a forgiveness of interest, which was due and payable to one of IMPSAT Brazil’s vendors. At the consummation of these negotiations, the Company recorded the total amount of forgiven interest of approximately $22.1 million as a reduction of interest expense.

10.     Income Taxes

      The composition of the benefit from (provision for) income taxes, all of which is for foreign taxes, for the years ended December 31, 2000, 2001 and 2002 is as follows:

	2000	2001	2002

Current	$1,511	$(714)	$(1,954)
Deferred	3,036	(26,706)	(319)

Total	$4,547	$(27,420)	$(2,273)

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The foreign statutory tax rates range from 15% to 35% depending on the particular country. Deferred taxes result from temporary differences in revenue recognition, depreciation methods and net operating loss carryforwards. The composition of net deferred tax asset at December 31, 2000 and 2001 is as follows:

	2001	2002

Deferred tax assets:
Net operating loss carryforwards:
Domestic	$56,636	$76,609
Foreign	66,005	64,413
Allowance for doubtful accounts	1,509	1,624
Property, plant and equipment	13,879	1,140
Services to carriers	7,612	6,068
Other	2,015	5,602

Gross deferred tax assets	147,656	155,456
Less: valuation allowance	(147,656)	(155,456)

Net deferred tax asset	—	—

Available for sale investments	7,103	—
Less: valuation allowance	(7,103)	—

Net available for sale investments	—	—

Net deferred tax asset	$—	$—

      The Company recorded a valuation allowance to offset its deferred income tax asset because management cannot conclude that utilization of the tax benefits resulting from operating losses and the other temporary differences are “more likely than not” to be realized, as required by SFAS 109.

11.     Liabilities Subject To Compromise and Reorganization Items

      Liabilities subject to compromise — This refers to liabilities incurred prior to the commencement of the Chapter 11 case. These liabilities consist primarily of amounts outstanding under the Company’s Senior Notes and also include accounts payable, accrued interest and other accrued expenses. These amounts represent the Company’s estimate of known or potential claims to be resolved in connection with the Chapter 11 case. Such claims remain subject to future adjustments. Adjustments may result from (i) negotiations, (ii) actions of the Bankruptcy Court, (iii) further developments with respect to disputed claims, (iv) future rejection of additional executory contracts or unexpired leases, (v) the determination as to the value of any collateral securing claims, (vi) proof of claims or (vii) other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with a plan of reorganization.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below:

Senior Notes:
12.125% Senior Guaranteed Notes due 2003	$125,000
13.75% Senior Notes due 2005.	300,000
12.375% Senior Notes due 2008.	225,000
Accrued Interest	77,317
Accounts payable	205

Total	$727,522

      Contractual interest expense not accrued on prepetition debt totaled $52.2 million for the period that began as of June 11, 2002, the date of the Company’s petition for relief under chapter 11 of the Bankruptcy Code, and ended December 31, 2002.

      Reorganization items — Reorganization items during the year ended December 31, 2002 are comprised of the following:

Write-off of deferred financing costs	$9,683
Professional fees	13,614

Total	$23,297

12.     Stock Option Plans

      Pursuant to the Plan, on the Effective Date as described in Note 1, the Company’s stock option plans described below were terminated, and all of the options and any other equity interests granted thereunder were cancelled, retired and eliminated with no consideration paid thereon.

      1998 Plan — In December 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”), pursuant to which 4,776,016 shares of Company’s common stock were reserved for issuance upon exercise of options. The 1998 Plan was designed as a means to retain and motivate key employees and directors. The Company’s compensation committee, or in the absence thereof, the Board, administers and interprets the 1998 Plan and is authorized to grant options thereunder to all eligible employees of the Company, including executive officers and directors (whether or not they are employees) of the Company or affiliated companies. Options granted under the 1998 Plan are on such terms and at such prices as determined by the compensation committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant. The 1998 Plan will terminate on December 1, 2008, unless sooner terminated by the Company’s Board.

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

      1999 Plan — On January 5, 2000, the Company’s Board adopted the 1999 Stock Option Plan (the “1999 Plan”), which provides for the grants to its key officers and employees of stock options that are non-qualified

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for U.S. federal income tax purposes. The terms of the 1999 Plan are otherwise identical to those of the 1998 Plan except that:

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

      A summary of stock option transactions during each of the three years in the period ended December 31, 2002 is presented below:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at December 31, 1999	834,990	$9.36
Granted	862,314	10.70
Cancelled	(29,427)	14.48

Outstanding at December 31, 2000	1,667,877	9.96
Granted	—	—

Cancelled	(298,812)	12.26

Outstanding at December 31, 2001	1,369,065	9.45
Granted	—	—
Cancelled	(122,948)	6.62

Outstanding at December 31, 2002	1,246,117	$9.70

Stock Options exercisable at:
December 31, 2000.	170,692	$8.85

December 31, 2001.	408,098	$10.07

December 31, 2002.	653,344	$10.87

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning outstanding stock options at December 31, 2002:

	Options Outstanding

		Weighted		Options Exercisable
		Average
	Number	Remaining	Weighted	Number	Weighted
Range of	of Options	Contractual	Average	of Options	Average
Exercise Price	Outstanding	Life	Exercise Price	Outstanding	Exercise Price

$1.69-$8.38	609,784	7 Years	$5.13	313,772	$8.38
$10.47	283,463	7 Years	10.47	198,424	10.47
$17.00	352,870	7 Years	17.00	141,148	17.00

	1,246,117	7 Years	$9.70	653,344	$10.87

      The weighted average fair value of options granted during 2000 was $14.95.

13.     Operating Segment Information

      The Company’s operating segment information, by subsidiary, is as follows for the years ended December 31, 2000, 2001 and 2002:

					All other
2002	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Data and value added services:
Satellite	$16,556	$11,431	$17,088	$22,718	$29,453	$(8,699)	$88,547
Broad Band	15,140	14,577	35,624	4,659	22,008	(14,275)	77,733
Value added services	4,919	3,223	817	1,413	15,291	(11,472)	14,191

Subtotal	36,615	29,231	53,529	28,790	66,752	(34,446)	180,471
Internet	6,588	4,022	4,508	2,495	12,871	(3,241)	27,243
Telephony	9,451				10,143	(5,267)	14,327
Services to carriers	3,355	2,551	263		906	(90)	6,985
Sales of equipment	538	9	14	349	258		1,168

Total net revenues	$56,547	$35,813	$58,314	$31,634	$90,930	$(43,044)	$230,194

Operating income (loss)	$(11,558)	$(19,865)	$1,485	$3,198	$(5,952)		$(32,692)

Total assets	$167,804	$115,386	$85,573	$47,254	$104,666		$520,683

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					All other
2001	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Data and value added services:
Satellite	$52,334	$15,460	$22,611	$24,924	$33,348	$(11,624)	$137,053
Broad Band	32,539	10,077	34,487	3,334	12,426	(7,284)	85,579
Value added services	7,082	4,042	533	1,106	15,683	(11,262)	17,184

Subtotal	91,955	29,579	57,631	29,364	61,457	(30,170)	239,816
Internet	17,863	11,826	4,298	2,047	15,705	(6,336)	45,403
Telephony	8,905				5,199	(2,342)	11,762
Services to carriers	3,561	1,411	158		3,232	(1,002)	7,360
Sales of equipment	7,962	2,627	493	1,235	2,635		14,952

Total net revenues from services and equipment	130,246	45,443	62,580	32,646	88,228	(39,850)	319,293
Broadband network development revenues		2,552			4,645		7,197

Total net revenues	$130,246	$47,995	$62,580	$32,646	92,873	$(39,850)	$326,490

Operating income (loss)	$(311,315)	$(58,952)	$(190)	$781	(121,368)		$(491,044)

Total assets	$235,471	$188,005	$101,583	$55,618	$137,897		$718,574

					All other
2000	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Data and value added services:
Satellite	$75,666	$14,869	$29,807	$24,321	$40,635	$(26,033)	$159,265
Broad Band	24,640	2,324	21,219	1,896	1,350	(169)	51,260
Value added services	2,583	615	200	429	23	(107)	3,743

Subtotal	102,889	17,808	51,226	26,646	42,008	(26,309)	214,268
Internet	12,230	10,139	3,589	1,392	13,902	(5,256)	35,996
Telephony			4		261	(30)	235
Services to carriers	885						885
Sales of equipment	12,221	308		89	465		13,083

Total net revenues from services and equipment	128,225	28,255	54,819	28,127	56,636	(31,595)	264,467
Broadband network development revenues	32,272	9,336			16,068		57,676

Total net revenues	$160,497	$37,591	$54,819	$28,127	$72,704	$(31,595)	$322,143

Operating income (loss)	$(19,973)	$(26,867)	$4,765	$92	$(19,902)		$(61,885)

Total assets	$494,775	$223,766	$115,584	$55,760	$484,865		$1,374,750

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Related Party Transactions

      The Company provides telecommunications network services to affiliates of stockholders. During the years ended December 31, 2000, 2001 and 2002, such services totaled approximately $18.9 million, $12.2 million and $10.4 million, respectively. In addition, the Company also enters into transactions with such affiliates, which primarily include financial borrowings, insurance, and employee benefits services. During the years ended December 31, 2000, 2001 and 2002, such transactions totaled approximately $10.7 million, $9.8 million and $3.3 million, respectively.

      The Company also has obtained certain financing from these affiliates, which are included in Term Notes in Note 9. Amounts outstanding totaled approximately $22.1 million and $15.0 million at December 31, 2001 and 2002, respectively.

      During the years ended December 31, 2000, 2001 and 2002, the Company made approximately $1.1 million, $1.4 million and $1.4 million, respectively, in payments to British Telecommunications plc for satellite capacity. Investment banking fees amounting to $18.3 million, $0.3 million and $1.0 million were paid to representative affiliates of the former holders of the Company’s redeemable preferred stock during 2000, 2001 and 2002, respectively. These representative affiliates are current stockholders of the Company.

      During 2002, the Company paid approximately $2.0 million in fees to affiliates of certain of the Company’s creditors for structuring and negotiation of the terms of the Plan.

15.     Commitments and Contingencies

      Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $21.9 million through the year 2007. In addition, the Company had committed to long-term contracts for the purchase of terrestrial links from third parties for approximately $2.5 million per year through 2007. The Company has commitments to purchase communications and data center equipment amounting to approximately $1.8 million at December 31, 2002.

      IMPSAT Brazil has entered into a $5.9 million term note with El Camino Resources, which is guaranteed by the Company and IMPSAT Argentina. At December 31, 2002, the balance outstanding was approximately $2.3 million.

      360networks — During June 2001, the Company terminated a series of contracts which the Company had signed in the first quarter of 2001 with subsidiaries of 360americas networks (Bermuda) ltd., a subsidiary of 360networks, Inc., and certain other subsidiaries of 360networks, Inc. (collectively “360networks”), to construct and provide IRU dark fiber, capacity services and conduit to 360networks over the Company’s Broadband Network in Argentina and Brazil, including the Company’s new Argentina-Brazil link, as a result of the breach by 360americas of its payment obligations under those contracts. Between March and May 2001, the Company made segments of the IRU dark fiber and capacity services available to 360networks for acceptance, but 360networks failed to make certain payments as required by the Company’s contract with them. 360networks also failed to make certain payments for collocation space in the Company’s telehouses in Sao Paulo and Rio de Janeiro, Brazil and Buenos Aires, Argentina, and the Company terminated those contracts as well. The Company has also terminated a contract with 360networks for collocation space in Caracas, Venezuela, also for payment default by 360networks.

      The Company’s IRU dark fiber, capacity services and construction contracts with 360networks contemplated total payments of approximately $98.8 million in advance upon delivery of the IRU dark fiber, capacity services and conduit construction to 360networks and additional recurring payments, totaling approximately $45.0 million over the term of the contracts, for maintenance services. As of the termination of the contracts,

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

360networks had paid as a total of $25.8 million and was in default on additional payments totaling $32.0 million. In addition, 360networks is in default on payments to collocation services totaling $0.8 million.

      The Company commenced arbitration and litigation proceedings against 360networks for damages under the terminated contracts for the provision of IRU dark fiber and capacity services, as contemplated by the relevant agreements. During November 2002, the Company reached a agreement (the “Settlement Agreement”) with 360networks in which the Company agreed to dismiss its arbitration and litigation proceedings against 360networks and in return, the Company would be entitled to the funds that 360networks had advanced the Company in the amount of $22.6 in relation to the contracts described above between the Company and 360networks. These funds had been recorded as deferred revenues by the Company. In addition, the Company received from 360networks, assets, with a fair value of approximately $1.6 million. In connection with the Settlement Agreement, the Company recorded a gain in the amount of $26.2 million. The gain was calculated as follows:

Reversal of deferred revenues	$22,557
Recovery of VAT taxes	2,078
Fair Value of Assets Acquired	1,594

Legal Settlement	$26,229

      IPO Allocations Class Action — On November 1, 2001, a lawsuit (the “IPO Class Action”) was filed in the United States District Court for the Southern District of New York against the Company, certain individuals who were then officers and directors of the Company, and the underwriters to the Company’s initial public offering (IPO). This lawsuit alleged on behalf of a proposed class of all shareholders that the Company and its underwriters violated various provisions of the securities laws in connection with the IPO in February 2000. Pursuant to the Plan, the plaintiffs in the IPO Class Action received in connection with their claims the assignment of any insurance proceeds that the Company receives in connection with the litigation, but otherwise the claims of the plaintiffs against the Company or any of its other assets have been discharged as part of the Chapter 11 proceedings.

      Global Crossing — Global Crossing Ltd. filed for protection under Chapter 11 of the Bankruptcy Code in January 2002, and the Global Crossing subsidiaries to whom the Company provides services and infrastructure, as described below, were included in Global Crossing’s Chapter 11 proceedings during August 2002. The Company is party to a series of agreements with Global Crossing for the provision of telecommunications services. Pursuant to those agreements, the Company constructed a terrestrial portion of Global Crossing’s South American network between landing points on the Atlantic Ocean in Argentina and the Pacific Ocean in Chile, granted Global Crossing a series of indefeasible rights of use (IRU) over ducts and dark fiber on its broadband telecommunication network in Argentina, Brazil and Peru, provided Global Crossing with collocation space and related services in its telehouses in Argentina, Brazil, Chile, Venezuela and Peru and provided Global Crossing with maintenance services for their telecommunications assets in Latin America. In addition, the Company acquired IRU and leased capacity on Global Crossing’s South American undersea fiber optic cable system in order to connect the Broadband Network with other parts of Latin America and the world, See Note 6.

      Commencing in the first quarter of 2002 and subsequent to the filing of Global Crossing’s petition under Chapter 11, Global Crossing has disputed a number of invoices that the Company delivered to it in connection with the services the Company is rendering to Global Crossing and has failed to make full payment in accordance with the terms of such invoices. The principal disputed matters include the following:

      Beginning in the first quarter of 2002, Global Crossing disputed certain of the invoices sent by the Company to its Argentine and Brazilian subsidiaries for collocation and related services in the Company’s

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

telehouses in those countries. On January 15, 2003, the Company filed a motion in the Global Crossing Chapter 11 proceeding seeking an order that Global Crossing either irrevocably reject or assume the telehouse agreements and that Global Crossing make payment of all shortfalls under the telehouse agreements after the respective petition dates of the Global Crossing debtors, through December 31, 2002, in the aggregate amount of approximately $1.1 million, plus interest on the past due amounts, as administrative expense claims. On February 19, 2003, Global Crossing responded to the Company’s motion. In its response, Global Crossing stated its intention to assume the Brazil and Argentina telehouse agreements, along with three other telehouse agreements covering collocation space in Santiago, Chile, Lima, Peru and Caracas, Venezuela, although it also stated its right under its plan of reorganization to reconsider its assumption of such agreements at any time prior to the effective date of the Global Crossing plan of reorganization. Global Crossing denied that it owed any unpaid amounts with respect to the Argentine or Brazilian telehouse agreements. The Company and Global Crossing are currently seeking to agree to a schedule for evidence, briefing and adjudication of the disputes regarding the Argentine and Brazilian telehouse agreements.

      In October 2002, Global Crossing failed to make payment of the full amount of recurring service charges for operation and maintenance of the IRUs that Global Crossing acquired under the TAC Turnkey Construction and IRU Agreement dated September 22, 1999 (the “TAC Agreement”). During the first quarter of 2003, Global Crossing also paid recurring service charges under the TAC Agreement and the other backhaul agreements in amounts less than the Company asserts to be contractually required. As part of the Company’s January 15, 2003 motion in Global Crossing’s bankruptcy proceeding, the Company requested that the bankruptcy court find that Global Crossing has failed to make the full recurring service charges required by the TAC Agreement and order Global Crossing to make payment of such amounts as administrative expenses through December 31, 2002, in the amount of approximately $0.6 million, plus interest on the past due amounts as set forth in the TAC Agreement. In its response to the Company’s motion, Global Crossing requested that the bankruptcy court defer determination of the Company’s entitlement to the recurring service charges until such time as Global Crossing has decided to assume or reject the TAC Agreement and other backhaul agreements.

      On March 26, 2003, Global Crossing filed an adversary proceeding with the bankruptcy court overseeing its Chapter 11 case asserting a proprietary interest in the IRUs granted to them under the TAC Agreement and other backhaul agreements entered into between the two companies. The Company’s response to Global Crossing’s complaint is due on April 25, 2003. The Company and Global Crossing are currently seeking to agree to a schedule for evidence, briefing and adjudication of Global Crossing’s asserted proprietary interest in the IRUs arising under the TAC Agreement and other backhaul agreements.

      On March 26, 2003, Global Crossing Bandwidth, Inc., one of the debtors in Global Crossing’s Chapter 11 proceeding, filed an adversary proceeding in the Global Crossing Chapter 11 case claiming IMPSAT USA had failed to pay Global Crossing Bandwidth, Inc. a total of approximately $0.5 million for IP transit services pursuant to a Carrier Service Agreement dated January 19, 2001 between IMPSAT USA and Global Crossing Bandwidth, Inc. The Company intends to dispute Global Crossing Bandwidth’s complaint on the basis that IMPSAT USA has paid in full all amounts owed by it under the Carrier Services Agreement. The Company’s answer to the complaint in this matter is due on April 25, 2003.

      Other Litigation — The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business, including with respect to regulatory matters. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters. In November 1996, IMPSAT Argentina filed suit against a former customer, ENCOTESA, for amounts due and arising under IMPSAT Argentina’s contracts with ENCOTESA, the Argentine national postal service for $7.3 million. The

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ultimate collectibility of this matter continues to be negotiated for settlement; however, the Company has valued this receivable at a net realizable value of zero.

16.  Selected Quarterly Financial Information (Unaudited)

      Selected financial information for the quarterly periods in 2002 and 2001 is presented below:

	2002 Quarters

	First	Second	Third	Fourth

Total net revenue	$62,413	$59,341	$55,308	$53,132
Operating loss	(15,158)	(13,186)	(5,287)	939
Net (loss) income	(58,477)	(85,630)	(92,719)	32,311
Net (loss) income per common share basic and diluted	(0.64)	(0.94)	(1.01)	0.35

	2001 Quarters

	First	Second	Third	Fourth

Total net revenue	$88,745	$78,527	$76,570	$82,648
Operating loss	(25,109)	(30,187)	(264,405)	(171,343)
Net loss	(68,251)	(99,672)	(344,336)	(202,996)
Net loss per common share basic and diluted	(0.75)	(1.09)	(3.77)	(2.21)

      The Company’s 2002 fourth quarter results were positively impacted as a result of the forgiveness of interest totaling approximately $22.1 million and the legal settlement totaling approximately $26.2 million recorded by the Company as discussed in Notes 9 and 15, respectively.

17.  Subsequent Events (Unaudited)

      Emergence from Chapter 11 — As discussed in Note 1, the Holding Company emerged from bankruptcy on March 25, 2003 as contemplated under the Plan and restructured its indebtedness in the manner described in the Financial Restructuring caption in Note 1, specifically:

      The Company consummated the following:

•	Issued shares of New Common Stock to holders of the Company’s 13 3/4% Senior Notes due 2005 and 12 3/8% Senior Notes due 2008, (the “2005/2008 Holders”) in full satisfaction of their claims thereunder, including the outstanding principal and all accrued and unpaid interest. The 2005/2008 Holders received their ratable portion of 9.8 million shares of New Common Stock, as may be decreased to allow for the allocation of a ratable number of such shares of New Common Stock to the holders of the Post-Effective Date Contingencies and certain other claims of unsecured creditors of the Holding Company. Under the Plan, the dollar value of the Post-Effective Date Contingencies and other unsecured claims is to be determined after the Effective Date based on factors at the level of the Company’s operating subsidiaries. Accordingly, the Plan required the Company to establish on the Effective Date a reserve (the “Common Stock Reserve Pool”) consisting of an estimated sufficient portion of such 9.8 million shares of New Common Stock to enable the Company to make any distributions after the Effective Date on account of Post-Effective Date Contingencies and other unsecured claims. To this end, based on the estimated maximum value of the Post-Effective Date Contingencies and other unsecured claims, the Company and the creditors committee under the Plan have determined that the Common Stock Reserve Pool shall be composed of 686,000 shares of New Common Stock. The 2005/2008 holders have initially received on the Effective Date 9.1 million shares

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of New Common Stock, net of the Common Stock Reserve Pool. Pursuant to the Plan, any settlements or distributions from the Common Stock Reserve Pool with the holders of the Post-Effective Date Contingencies and other unsecured claims shall be made in accordance with the disputed claims resolution process contained therein. Following the resolution of these claims, the Company will distribute any shares of New Common Stock remaining in the Common Stock Reserve Pool ratably among the 2005/2008 Holders in accordance with the terms of the Plan. Holders of the Company’s pre-Chapter 11 common stock (the “Old Common Stock”) and holders of any other equity interest received no distribution under the Plan. All Old Common Stock and all other equity interests were cancelled on the Effective Date;

•	filed with the Delaware Secretary of State a Restated Certificate of Incorporation (“Certificate of Incorporation”);

•	amended and restated the Company’s Bylaws (“Bylaws”);

•	cancelled all Old Common Stock, and all other existing securities and agreements to issue or purchase any equity interest;

•	issued $67.5 million in aggregate principal amount of Series A 6% Senior Guaranteed Notes due 2011 (the “Series A Notes”) (initially convertible, in the aggregate, into 22.8% of the New Common Stock on a fully diluted basis) to holders of the Company’s former 12 1/8% Senior Guaranteed Notes due 2003 (the “2003 Noteholders”), in full satisfaction of the claims of the 2003 Noteholders, including the outstanding principal and all accrued and unpaid interest thereon;

•	issued to (i) holders of debt under the Company’s pre-Effective Date Broadband Network vendor financing agreements (the “Original Vendor Financing Agreements”) and (ii) other creditors of the Company’s operating subsidiaries holding guarantees by the Holding Company of such indebtedness who voted to accept the Plan, a combination of new senior indebtedness totaling $143.8 million, $23.9 million in the aggregate of new Series B 6% Senior Guaranteed Notes due 2011 (“Series B Notes”) (initially convertible in the aggregate into 5.3% of the New Common Stock on a fully diluted basis), and eight-year warrants to acquire 15.3% in the aggregate of the New Common Stock (on a fully diluted basis);

•	issued 200,000 shares of New Common Stock to certain officers of the Company in accordance with the Company’s 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”); and

•	issued options for 1,646,332 shares of New Common Stock to senior officers.

      Under the Company’s Certificate of Incorporation, the authorized capital stock as of the Effective Date consists of (i) 50,000,000 shares of the New Common Stock, with a par value of $0.01 per share and (ii) 5,000,000 shares of Preferred Stock, with a par value of $0.01 per share (the “Preferred Stock”). No Preferred Stock has been issued. Pursuant to the Certificate of Incorporation, Preferred Stock may be issued in one or more series as determined from time to time by the Company’s Board of Directors (the “Board”) without further approval of the Company’s stockholders. Upon issuance of any series of Preferred Stock, the Board will fix the voting powers, designations, preferences, and relative, participating, optional, redemption, conversion, exchange or other special rights, qualifications, limitations or restrictions of such Preferred Stock, to the extent permitted by law. Pursuant to the Certificate of Incorporation, the Company may not create, designate, authorize or cause to be issued any class or series of nonvoting stock to the extent prohibited by Section 1123 of the United States Bankruptcy Code.

      Fresh Start Accounting — The Company will record the reorganization and related transactions using “fresh start” accounting as required by SOP 90-7. In accordance with SOP 90-7, the reorganization value (approximately $370.0 million) will be allocated to specific tangible and identifiable assets and liabilities. The

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following Selected Consolidated Pro Forma Balance Sheet Data (Unaudited) reflects the Plan and fresh start accounting as if the Plan had been consummated on December 31, 2002. The fresh start adjustments reflected below are based on preliminary indications of fair values of the Company’s assets and liabilities as of December 31, 2002. Actual amounts are subject to change based on the actual carrying values of the Company’s assets and liabilities and completion of the fair value determinations as of March 25, 2003 (emergence date).

SELECTED CONSOLIDATED PRO FORMA BALANCE SHEET DATA

(Unaudited)

					Pro-Forma
	Pre-Fresh Start				Fresh Start
	Balance Sheet	Adjustments to		Fresh Start	Balance Sheet
	December 31, 2002	record the Plan		Adjustments(5)	December 31, 2002

Current assets	$106,016	$—		$—	$106,016
Broadband Network, net	228,471			(2,119)	226,352
Property, plant and equipment, net	175,477			(1,627)	173,850
Non-current assets	10,719				10,719

TOTAL	$520,683	$—		$(3,746)	$516,937

Current liabilities	$402,986	$(295,698	)(1)		$107,288
Long term debt, net	27,592	208,959	(2)		236,551
Other long term liabilities	15,280				15,280
Deferred revenues	69,918				69,918

Total liabilities not subject to compromise	515,776	(86,739)			429,037
Liabilities subject to compromise	727,522	(727,522	)(3)		—

Total liabilities	1,243,298	(814,261)			429,037

Stockholders’ (deficiency) equity	(722,615)	814,261	(4)	(3,746)	87,900

TOTAL	$520,683	$—		$(3,746)	$516,937

Adjustments:

(1)	To record the extinguishment of the Company’s broadband network vendor financing agreements and related balances for those creditors who voted to accept the Plan. Such amount is comprised as follows:

Amounts as of
December 31, 2002

Outstanding principal	$258,832
Accrued interest	25,137
Accounts payable — trade	11,729

Total	$295,698

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	To record the issuance of the new debt instruments (described above) pursuant to the Plan. Such amount is comprised as follows:

	Principal	PIK Interest	Net

New Senior Indebtedness	$143,754	$16,030	$127,724
Series A 6% Senior Guaranteed Notes due 2011	67,531	7,531	60,000
Series B 6% Senior Guaranteed Notes due 2011	23,900	2,665	21,235

Total	$235,185	$26,226	$208,959

(3)	To record the extinguishment of liabilities subject to compromise per the Plan, see detail of amounts in Note 11.

(4)	To record the adjustments to stockholders’ equity upon emergence. Such amount is comprised of the gain on early extinguishment of debt of approximately $814 million, the adjustment to common stock to reflect the new amount of outstanding shares upon emergence and the eliminations of the balances in deferred stock-based compensation and accumulated other comprehensive income as of December 31, 2002.

(5)	To record the effect of applying fresh start accounting upon emergence based on the approved reorganization value pursuant to the Plan. The approved equity value approximated $87.9 million.

* * * * * *

EXHIBIT INDEX

Exhibit No.			Description

3.1		—	Restated Certificate of Incorporation of the Company (filed on March 26, 2003 as Exhibit No. 2.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).
3.2		—	Restated Bylaws of the Company (filed on March 26, 2003 as Exhibit No. 2.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).
4.1		—	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 — Series A, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed herewith).
4.2		—	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 — Series B, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed herewith).
4.3		—	Disclosure Statement Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).
4.4		—	Plan of Reorganization of the Company Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).
4.5		—	Order Confirming the Company’s Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated December 16, 2002 (filed on December 19, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).
4.6		—	Registration Rights Agreement among the Company, IMPSAT Argentina and the securityholders party thereto, dated as of March 25, 2003 (filed herewith).
4.7		—	Specimen Common Stock Certificate (filed on March 26, 2003 as Exhibit No. 2.6 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).
4.8		—	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated as of March 25, 2003 (including form of Warrant) (filed herewith).
9.1		—	2003 Stock Incentive Plan (filed herewith).
10.1	†	—	Global Crossing Framework Agreement (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.2	†	—	Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (Rio de Janeiro), dated as of February 17, 2000 (filed on April 17, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.2: Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (São Paolo), dated as of February 17, 2000.
10.3	†	—	TAC Turnkey Construction and IRU Agreement among IMPSAT Argentina, IMPSAT Chile and South American Crossing Ltd. (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.4		—	Amended and Restated Financing Agreement among IMPSAT Argentina, Nortel Networks Limited, and Deutsche Bank Trust Company Americas and the Lenders party thereto, dated as of March 25, 2003 (filed herewith). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreements were not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.5: Amended and Restated Financing Agreement between IMPSAT Brazil and Nortel Networks Limited, dated as of March 25, 2003.

Exhibit No.		Description

21.1	—	List of subsidiaries of the registrants (incorporated by reference to the “Business — General” section of the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
99.1	—	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	—	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.