Form 10-Q
period 2003-03-31
IMPSAT FIBER NETWORKS INC
filed 2003-05-21
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number: 000-29085

IMPSAT Fiber Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1910372
(state or other jurisdiction incorporation or organization)	(IRS employer identification number)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2003, the registrant had outstanding 10,000,000 shares of common stock, $0.01 par value.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
4. INVESTMENTS
5. TRADE ACCOUNTS RECEIVABLE
6. OTHER RECEIVABLES
7. PROPERTY, PLANT AND EQUIPMENT
9. LONG-TERM DEBT
10. INCOME TAXES
11. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security-Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Employment Agt. bet. Ricardo A.Verdaguer & Company
Employment Agt. bet. Hector R. Alonso & Company
Letter Agt. bet. Marcelo Girotti & Company
Certification of CEO
Cetification of CFO

IMPSAT Fiber Networks, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 (Predecessor Company) and March 31, 2003 (Successor Company)
(In thousands of U.S. Dollars, except share amounts)
(Unaudited)

	Predecessor	Successor
	Company	Company
	December 31,	March 31,
	2002	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,563	$35,565
Trading investments	23,021	26,324
Trade accounts receivable, net	31,012	34,493
Other receivables	16,674	13,235
Prepaid expenses	2,746	3,696
Assets held for disposal		5,485

Total current assets	106,016	118,798

PROPERTY, PLANT AND EQUIPMENT, Net	403,948	387,180

NON-CURRENT ASSETS:
Investments in common stock	86	141
Other non-current assets	10,633	10,987

Total non-current assets	10,719	11,128

TOTAL	$520,683	$517,106

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable — trade	$72,860	$52,002
Current portion of long-term debt	281,680	23,642
Accrued and other liabilities	48,446	27,087

Total current liabilities	402,986	102,731
LONG-TERM DEBT, Net	27,592	243,824
OTHER LONG-TERM LIABILITIES	15,280	13,765
DEFERRED REVENUES	69,918	68,786

Total liabilities not subject to compromise	515,776	429,106
LIABILITIES SUBJECT TO COMPROMISE	727,522

Total liabilities	1,243,298	429,106

COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS’ (DEFICIENCY) EQUITY:
Common stock, $0.01 par value; 50,000,000 shares authorized, 10,000,000 shares issued and outstanding in 2003 (including 686,000 shares held in the common stock reserve pool)		100
Common stock, $0.01 par value; 300,000,000 shares authorized, 91,428,570 shares issued and outstanding in 2002	914
Additional paid in capital	537,583	93,937
Accumulated deficit	(1,276,845)
Common stock reserve pool (Note 2)	—	(6,037)
Deferred stock-based compensation	(4,530)
Accumulated other comprehensive income	20,263

Total stockholders’ (deficiency) equity	(722,615)	88,000

TOTAL	$520,683	$517,106

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY) AND
FOR THE THREE MONTHS ENDED MARCH 31, 2002 (PREDECESSOR COMPANY)
(In thousands of U.S. Dollars, except per share amounts)
(Unaudited)

	Predecessor Company

	Three Months Ended
	March 31,

	2002	2003

NET REVENUES:
Broadband and satellite	$46,314	$41,382
Internet	7,854	5,733
Value added services	3,617	4,781
Telephony	4,344	4,106
Sales of equipment	284	74

Total net revenues	62,413	56,076

COSTS AND EXPENSES:
Direct costs:
Contracted services	6,233	4,447
Other direct costs	6,535	4,227
Leased capacity	20,385	17,601
Cost of equipment sold	117	48

Total direct costs	33,270	26,323
Salaries and wages	13,042	10,727
Selling, general and administrative	7,351	5,506
Depreciation and amortization	23,908	19,216

Total costs and expenses	77,571	61,772

Operating loss	(15,158)	(5,696)

OTHER INCOME (EXPENSES):
Interest income	355	200
Interest expense (contractual interest of $21,801 in 2003)	(33,800)	(1,909)
Net (loss) gain on foreign exchange	(7,365)	9,969
Recognition of other-than-temporary decline in value of investments	(674)
Reorganization items		724,807
Other (loss) income, net	(1,397)	2,781

Total other (expenses) income	(42,881)	735,848

(LOSS) INCOME BEFORE INCOME TAXES	(58,039)	730,152
PROVISION FOR FOREIGN INCOME TAXES	(438)	(406)

NET (LOSS) INCOME	$(58,477)	$729,746

NET (LOSS) INCOME PER COMMON SHARE:
BASIC AND DILUTED	$(0.64)	$7.98

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC AND DILUTED	91,429	91,429

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY) AND
FOR THE THREE MONTHS ENDED MARCH 31, 2002 (PREDECESSOR COMPANY)
(In thousands of U.S. Dollars)
(Unaudited)

	Predecessor Company
	Three Months Ended
	March 31,

	2002	2003

NET (LOSS) INCOME	$(58,477)	$729,746

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(265)	(4,097)
Change in unrealized (loss) gain on investments available for sale	(867)	55
Recognition of other-than-temporary decline in value of investment	674

TOTAL	(458)	(4,042)

COMPREHENSIVE (LOSS) INCOME	$(58,935)	$725,704

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY)
AND AS OF MARCH 31, 2003 (SUCCESSOR COMPANY)
(In thousands of U.S. Dollars)
(Unaudited)

					Common		Accumulated
	Common Stock		Additional		Stock	Deferred	Other
			Paid In	Accumulated	Reserve	Stock-Based	Comprehensive
	Shares	Amount	Capital	Deficit	Pool	Compensation	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2002 (PREDECESSOR COMPANY)	91,428,570	$914	$537,583	$(1,276,845)		$(4,530)	$20,263	$(722,615)
Amortization of amount paid in excess of carrying value of net assets acquired from related party			142					142
Change in unrealized loss on investment available for sale							55	55
Foreign currency translation adjustment							(4,097)	(4,097)
Net income for the period				729,746				729,746

BALANCE AT MARCH 31, 2003 (Predecessor Company)	91,428,570	914	537,725	(547,099)		(4,530)	16,221	3,231
Elimination of Predecessor Company stockholder’s equity	(91,428,570)	(914)	(537,725)	547,099		4,530	(16,221)	(3,231)
Issuance of Successor Company common stock	10,000,000	100	93,937		$(6,037)			88,000

BALANCE AT MARCH 31, 2003 (SUCCESSOR COMPANY)	10,000,000	$100	$93,937	$—	$(6,037)	$—	$—	$88,000

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY) AND
FOR THREE MONTHS ENDED MARCH 31, 2002 (PREDECESSOR COMPANY)
(In Thousands of U.S. Dollars)
(Unaudited)

	Predecessor Company

	Three Months Ended
	March 31,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(58,477)	$729,746
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and depreciation	23,908	19,216
Gain on extinguishment of debt		(728,203)
Stock-based compensation		1,760
Deferred income tax provision		82
Provision for doubtful accounts	3,017	515
Recognition of other-than-temporary decline in value of investments	674
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable, net	1,901	(3,996)
Increase in prepaid expenses	(1,034)	(950)
Decrease (increase) in other receivables and other non-current assets	12,711	(12)
(Decrease) increase in accounts payable — trade	(9,880)	1,584
Increase (decrease) in accrued and other liabilities	32,703	(228)
Decrease in deferred revenues	(855)	(1,132)
Decrease in other long-term liabilities	(2,538)	(1,515)

Net cash provided by (used in) operating activities	2,130	16,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in trading investments	(318)	(3,303)
Purchases of property, plant and equipment, net of disposals	(3,395)	(8,205)

Net cash (used in) provided by investing activities	(3,713)	(11,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on short-term debt	(106)
Proceeds from long-term debt, net of deferred financing costs	476
Repayments of long-term debt	(2,744)	(2,464)

Net cash provided by (used in) financing activities	(2,374)	(2,464)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(265)	107

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,222)	3,002
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	35,606	32,563

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$31,384	$35,565

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,769	$940

Foreign income taxes paid	$549	$594

CASH PAID DURING THE YEAR FOR REORGANIZATION ITEMS:
Professional fees		$1,714

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change to unrealized (loss) gain in investment available for sale	$(867)	$55

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in Thousands of U.S. Dollars, except for per share amounts)
(Unaudited)

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

      The Holding Company’s operating subsidiaries are wholly owned (except for a small number of shares issued to other persons to comply with local corporate law requirements). A listing of the Holding Company’s operating subsidiaries is as follows:

Argentina	Impsat S.A.
Brazil	Impsat Comunicacoes Ltda.
Chile	Impsat Chile S.A.
Colombia	Impsat S.A.
Ecuador	Impsatel del Ecuador S.A.
Mexico	Impsat S.A. de C.V.
Peru	Impsat S.A.
USA	Impsat USA, Inc.
Venezuela	Telecomunicaciones Impsat S.A.

      In addition, the Company owns other subsidiaries, which serve intermediary functions to the Holding Company and its operating subsidiaries.

2.	FINANCIAL RESTRUCTURING, PETITION FOR RELIEF UNDER CHAPTER 11 AND EMERGENCE

      On March 11, 2002, the Holding Company concluded negotiations with an ad hoc committee representing certain creditors under the Holding Company’s Broadband Network Vendor Financing Agreements, and certain holders of its $125.0 million 12 1/8% Senior Guaranteed Notes due 2003, $300.0 million 13 3/4% Senior Notes due 2005 and $225.0 million 12 3/8% Senior Notes due 2008 (collectively, the “Senior Notes”) of a non-binding term sheet agreement in principle (the “Restructuring Term Sheet”) relating to the terms of a proposed restructuring of these long-term obligations, as part of a comprehensive financial restructuring of the Company.

      In connection with this Restructuring Term Sheet, on June 11, 2002 (the “Petition Date”), the Holding Company filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Under Chapter 11, certain claims against the Holding Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Holding Company continues business operations

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as Debtor-in-Possession. These claims are reflected in the December 31, 2002 condensed consolidated balance sheet as “liabilities subject to compromise”. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

      On September 4, 2002, the Holding Company filed a Disclosure Statement (the “Disclosure Statement”) and a Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan reflected the terms of the pre-arranged plan of reorganization that a majority of the holders of the indebtedness under the Company’s Vendor Financing Agreements and the holders of the Senior Notes agreed to support. The Disclosure Statement summarized the Plan and contained information concerning among other matters the history, business, results of operations, management, properties, liabilities and the assets available for distribution under the Plan as well as the anticipated organization and operation of a reorganized Holding Company. The Disclosure Statement also described certain effects of Plan confirmation, certain risk factors associated with the Plan, the manner in which distributions will be made to the Holdings Company’s creditors under the Plan for all amounts that were owed to such parties on the Petition Date and the confirmation process and voting procedures that holders of claims in impaired classes must follow for their votes to be counted.

      The Plan received the affirmative vote of the Holding Company’s creditors in accordance with the Bankruptcy Code in December 2002 and was confirmed by order of the Bankruptcy Court on December 16, 2002. In accordance with the Plan, the Holding Company emerged from bankruptcy on March 25, 2003 (the “Effective Date”). Pursuant to the Plan, on the Effective Date, all of the shares of the Company’s old common stock, options granted under the Company’s stock option plans and all other equity interests were cancelled, retired and eliminated with no consideration paid thereon. The Company also adopted a new 2003 Stock Incentive Plan and terminated all the previous stock options plans.

      Although the Holding Company has emerged from bankruptcy, the Company remains in default under indebtedness owed to certain creditors who voted against the Plan. Under the Plan, the claims of these creditors were contingent obligations arising under guarantees by the Holding Company of certain primary indebtedness of its operating subsidiaries. In accordance with the Plan, these holders will receive, in full satisfaction of their contingent guarantee claim (“Post-Effective Date Contingencies”), a pro rata share of the shares of the Holding Company’s new common stock issuable to the Holding Company’s creditors under the Plan. Notwithstanding the Company’s settlement of the Post-Effective Date Contingencies, as a consequence of the occurrence of the Company’s Chapter 11 bankruptcy, an event of default has occurred and is continuing with respect to certain of the related primary underlying indebtedness of the Holding Company’s operating subsidiaries. These defaults, which relate to indebtedness totaling approximately $18.6 million in outstanding principal amount, give the respective creditors the right to accelerate such indebtedness and seek immediate repayment of all outstanding amounts and accrued interest thereon. The Company is currently conducting negotiations at the level of its operating subsidiaries with these creditors with a view to rescheduling or otherwise restructuring these defaulted debt obligations. There is no assurance, however, that the Company will be successful in these negotiations or that the Company will reach a definitive agreement with these creditors to reschedule or restructure such obligations. Under those circumstances, certain of the Company’s operating subsidiaries could be forced to seek protection or liquidate under the bankruptcy laws of their respective jurisdictions.

      Following is a summary of the significant transactions consummated on March 25, 2003 under the Plan:

•	issued shares of New Common Stock to holders of the Holding Company’s 13 3/4% Senior Notes due 2005 and 12 3/8% Senior Notes due 2008, (the “2005/2008 Holders”) in full satisfaction of their claims thereunder, including the outstanding principal and all accrued and unpaid interest. The 2005/2008 Holders received their ratable portion of 9.8 million shares of New Common Stock, less an allocation

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of a ratable number of such shares of New Common Stock to the holders of the Post-Effective Date Contingencies and certain other claims of unsecured creditors of the Holding Company. Under the Plan, the dollar value of the Post-Effective Date Contingencies and other unsecured claims is to be determined after the Effective Date based on factors at the level of the Holding Company’s operating subsidiaries. Accordingly, the Plan required the Company to establish on the Effective Date a reserve (the “Common Stock Reserve Pool”) consisting of an estimated portion of such 9.8 million shares of New Common Stock sufficient to enable the Company to make any distributions after the Effective Date on account of Post-Effective Date Contingencies and other unsecured claims. To this end, based on the estimated maximum value of the Post-Effective Date Contingencies and other unsecured claims, the Company and the creditors committee under the Plan have determined that the Common Stock Reserve Pool shall be composed of 686,000 shares of New Common Stock. The 2005/2008 holders have initially received on the Effective Date 9.1 million shares of New Common Stock, net of the Common Stock Reserve Pool. Pursuant to the Plan, any settlements or distributions from the Common Stock Reserve Pool with the holders of the Post-Effective Date Contingencies and other unsecured claims shall be made in accordance with the disputed claims resolution process contained therein. Following the resolution of these claims, the Company will distribute any shares of New Common Stock remaining in the Common Stock Reserve Pool ratably among the 2005/2008 Holders in accordance with the terms of the Plan. Holders of the Company’s pre-Chapter 11 common stock (the “Old Common Stock”) and holders of any other equity interest received no distribution under the Plan. All Old Common Stock and all other equity interests were cancelled on the Effective Date;

•	filed with the Delaware Secretary of State a Restated Certificate of Incorporation (“Certificate of Incorporation”);

•	amended and restated the Holding Company’s Bylaws (“Bylaws”);

•	cancelled all Old Common Stock, and all other existing securities and agreements to issue or purchase any equity interest;

•	issued $67.5 million in aggregate principal amount of Series A 6% Senior Guaranteed Notes due 2011 (the “Series A Notes”) (initially convertible, in the aggregate, into 22.8% of the New Common Stock on a fully diluted basis) to holders of the Holding Company’s former 12 1/8% Senior Guaranteed Notes due 2003 (the “2003 Noteholders”), in full satisfaction of the claims of the 2003 Noteholders, including the outstanding principal and all accrued and unpaid interest thereon;

•	issued to (i) holders of debt under the Company’s pre-Effective Date Broadband Network vendor financing agreements (the “Original Vendor Financing Agreements”) and (ii) other creditors of the Company’s operating subsidiaries holding guarantees by the Holding Company of such indebtedness who voted to accept the Plan, a combination of new senior indebtedness totaling $144.0 million, $23.9 million in the aggregate of new Series B 6% Senior Guaranteed Notes due 2011 (“Series B Notes”) (initially convertible in the aggregate into 5.3% of the New Common Stock on a fully diluted basis), and eight-year warrants to acquire 15.3% in the aggregate of the New Common Stock (on a fully diluted basis);

•	issued 200,000 shares of New Common Stock to certain officers of the Company in accordance with the Company’s 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”); and

•	approved stock options for 1,646,332 shares of New Common Stock to senior officers.

      Under the Holding Company’s Certificate of Incorporation, the authorized capital stock as of the Effective Date consists of (i) 50,000,000 shares of the New Common Stock, with a par value of $0.01 per share and (ii) 5,000,000 shares of Preferred Stock, with a par value of $0.01 per share (the “Preferred Stock”). No Preferred Stock has been issued. Pursuant to the Certificate of Incorporation, Preferred Stock

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may be issued in one or more series as determined from time to time by the Company’s Board of Directors (the “Board”) without further approval of the Holding Company’s stockholders. Upon issuance of any series of Preferred Stock, the Board will fix the voting powers, designations, preferences, and relative, participating, optional, redemption, conversion, exchange or other special rights, qualifications, limitations or restrictions of such Preferred Stock, to the extent permitted by law. Pursuant to the Certificate of Incorporation, the Holding Company may not create, designate, authorize or cause to be issued any class or series of nonvoting stock to the extent prohibited by Section 1123 of the United States Bankruptcy Code.

      As a result of these transactions, as of March 31, 2003, the Company had 10,000,000 shares of new common stock issued and outstanding (including 686,000 shares held in the Common Stock Reserve Pool pending the resolution of the Post-Effective Date Contingencies).

      Because the Company emerged from bankruptcy on March 25, 2003 (as so emerged, also referred to as the “Successor Company”), for financial reporting purposes the Company used an effective date of March 31, 2003 and applied fresh-start accounting to the consolidated balance sheet as of that date in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In accordance with SOP 90-7, the Company adopted fresh-start accounting because (i) the holders of the existing voting shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company and (ii) the Company’s reorganization value, which served as the basis for the Plan approved by the Bankruptcy Court, was less than the Company’s post petition liabilities and allowed claims, as shown below:

Post petition liabilities	$8,070
Liabilities deferred under the Chapter 11 proceedings	727,522

Total post petition liabilities and allowed claims	735,592
Reorganization value	(557,000)

Excess of liabilities over reorganization value	$178,592

      Under fresh-start accounting, a new reporting entity is considered to be created and the Company adjusts the recorded amounts of assets and liabilities to reflect their estimated fair values at the date fresh-start accounting is applied. Accordingly, the estimated reorganization value of the Company of $557.0 million represents the total fair value that the Company allocated to the assets of the Company. In conformity with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the Holding Company has used purchase accounting (“pushed down” to its operating subsidiaries) to account for the assets and liabilities as of the fresh-start date.

      The Company’s financial advisors advised the Company with respect to the estimated reorganization value of the Company and the reorganization equity value of the Company of approximately $88.0 million. The financial advisors used two methodologies to derive the total estimated reorganization value: (a) the application of comparable company multiples to the Company’s historical and projected financial results; and (b) a calculation of the present value of the Company’s free cash flows under the Company’s revised business plan using financial projections through 2010, including an assumption for a terminal value, discounted at the Company’s estimated post-restructuring weighted-average cost of capital. In deriving the total reorganization value, the Company’s advisors considered the Company’s market share and position, competition and general economic considerations, projected revenue growth, potential profitability, working capital requirements and other relevant factors.

      As a result of the Company’s reorganization and application of fresh-start accounting, during the three months ended March 31, 2003, the Predecessor Company recognized a gain of approximately $728.2 million on the extinguishment of the Predecessor Company’s Senior Notes, Broadband Vendor Financing agreements and other trade accounts payable.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effect of the Plan and the resulting fresh-start accounting adjustments on the Company’s consolidated balance sheet as of March 31, 2003, is as follows:

					Elimination of Equity and
	Pre				Fresh Start Adjustments		Post
	Reorganization	Debt	Common	2003			Reorganization
	Balance	Extinguishment	Stock	Stock		Allocation of	Balance
	Sheet	and	Reserve	Incentive	Equity	Reorganization	Sheet
	March 31, 2003	Reorganization	Pool	Plan	Elimination	Value	March 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash Equivalents	$35,565						$35,565
Trading investments	26,324						26,324
Trade accounts receivable, net	34,493						34,493
Other receivables	13,235						13,235
Prepaid expenses	3,696						3,696
Assets held for disposal	5,222					$263	5,485

Total current assets	118,535	—	—	—	—	263	118,798

PROPERTY, PLANT AND EQUIPMENT, Net	390,674					(3,494)	387,180

NON-CURRENT ASSETS:
Investments in common stock	141						141
Other non-current assets	10,987						10,987

Total non-current assets	11,128	—	—	—	—	—	11,128

TOTAL	$520,337	$—	$—	$—	$—	$(3,231)	$517,106

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable — trade	$74,444	$(22,442)					$52,002
Current portion of long-term debt	282,474	(258,832)					23,642
Accrued and other liabilities	52,224	(25,137)					27,087

Total current liabilities	409,142	(306,411)	—	—	—	—	102,731

LONG-TERM DEBT, Net	24,334	219,490					243,824

OTHER LONG-TERM LIABILITIES	13,765						13,765

DEFERRED REVENUES	68,786						68,786

LIABILITIES SUBJECT TO COMPROMISE	727,522	(727,522)					—

Total liabilities	1,243,549	(814,443)	—		—	—	429,106

STOCKHOLDERS’ (DEFICIENCY) EQUITY:
Common Stock — old	914				$(914)		—
Common Stock — new		98		$2			100
Additional paid in capital — old	537,725				(537,725)		—
Additional paid in capital — new		86,142	$6,037	1,758			93,937
Accumulated deficit	(1,273,542)	728,203		(1,760)	550,330	$(3,231)	—
Common stock reserve pool			(6,037)				(6,037)
Deferred stock-based compensation	(4,530)				4,530		—
Accumulated other comprehensive income	16,221				(16,221)		—

Total stockholders’ (deficiency) equity	(723,212)	814,443	—	—	—	(3,231)	88,000

TOTAL	$520,337	$—	$—	$—	$—	$(3,231)	$517,106

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      These adjustments primarily include the following:

Debt Extinguishment and Reorganization

•	The extinguishment of the Company’s 2005/2008 Senior Notes plus accrued interest in exchange for the issuance of 9.8 million shares of the Company’s new common stock (including 686,800 shares held in the Common Stock Reserve Pool pending the resolution of the Post-Effective Date Contingencies);

•	The extinguishment of the Company’s 2003 Senior Notes plus accrued interest in exchange for the issuance of $67.5 million in aggregate principal amount of Series A Notes ($60.0 million as of March 31, 2003);

•	The extinguishment of the Company’s Broadband Vendor Financing agreements that voted in favor of the plan plus accrued interest in exchange for the issuance of a combination of $144.0 million in senior indebtedness issued by IMPSAT Argentina and IMPSAT Brazil ($128.0 million as of March 31, 2003), $23.9 million in aggregate principal amount of Series B Notes ($21.2 million as of March 31, 2003) and eight-year warrants to acquire 15.3% in the aggregate of the Company’s new common stock;

Common Stock Reserve Pool

•	The establishment of the Common Stock Reserve Pool of 686,000 shares.

2003 Stock Incentive Plan

•	The issuance of 200,000 shares of the New Common Stock to certain officers of the Company in accordance with the 2003 Stock Incentive Plan;

Equity Eliminations

•	To effect the cancellation of all outstanding Old Common Stock and other equity interests and the elimination of all components of stockholders’ deficiency, including paid-in-capital, accumulated deficit, deferred compensation and accumulated other comprehensive income; and

Allocation of Reorganization Value

•	The adjustment to the carrying value of the Company’s property, plant and equipment, based on the Company’s estimates of their relative fair values, which the Company determined in consultation with an external valuation specialist that the Company hired, were determined as follows:

Adjustment to record at fair value	$36,901
Excess of fair value assigned to the net assets acquired over cost	(40,395)

Net adjustment	$(3,494)

      In accordance with SFAS No. 141, the excess of fair value assigned to net assets acquired over cost was applied against property, plant and equipment.

      Going Concern Matters — The Company’s history of losses and default under indebtedness owed to certain creditors who voted against the Plan raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Holding Company to continue as a going concern and to appropriately use the going concern basis is dependent upon, among other things, (i) the Company’s ability to revise and implement its business plan, (ii) the Company’s ability to achieve profitable operations, and (iii) the Company’s ability to generate sufficient cash from operations to meet its obligations. The condensed consolidated financial statements do not give effect to any

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments to the carrying values of assets or amounts and classifications of liabilities that might result from the uncertainties described above.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation — The financial statements are presented on a consolidated basis and include the accounts of IMPSAT Fiber Networks, Inc and its subsidiaries. All significant intercompany transactions and balances have been eliminated. SOP 90-7 (see Note 2) was followed in the preparation of these condensed consolidated financial statements.

      Interim Financial Information — The unaudited condensed consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2002 and 2003 have been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three months ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year or for any future period.

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

      Currency Risks — In early January 2002, as Argentina’s ongoing political and financial crisis deepened, the country defaulted on its massive foreign debt and the government of President Eduardo Duhalde, who entered office on January 1, 2002, abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 at 1.65 pesos to the U.S. dollar and has been volatile since. At December 31, 2002, and March 31, 2003 the Argentine peso traded at 3.40 and 3.00 pesos to the U.S. dollar, respectively. The devaluation of the Argentine peso will generally affect the Company’s consolidated financial statements by generating foreign exchange gains or losses on dollar-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in the Company’s revenues, costs and expenses in Argentina.

      During December 2001, the Argentine government instituted a system for the freezing of the deposits in its financial system. In February 2002, these measures led to, among other things, the “pesification” decree. Generally, this decree mandates that all monetary obligations arising from agreements subject to Argentine law denominated in foreign currency and existing as of January 6, 2002 are mandatory converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso. Such obligations generally may be adjusted pursuant to the “coeficiente de estabilizacion de referencia” (“CER”), as published by the Argentine central bank based on the Argentine consumer price index. Under the “pesification” decree, after the foreign currency denominated contracts are converted to pesos (at the rate of one peso to one U.S. dollar rate), the contracts may be privately renegotiated by the parties back into foreign currency denominated terms. Under the “pesification” decree, if a contract governed by Argentine law is

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entered into after the decree’s enactment, that contract may be denominated in either U.S. dollars or pesos. However, if the parties choose to denominate the new contract in pesos, payments under that contract are not entitled to be adjusted according to the CER or any other consumer price index. Contracts denominated in pesos before the decree continue to be denominated in pesos, unaffected by the decree. Finally, the decree provides that if the value of the goods sold or services rendered is higher or lesser than the price payable after the mandatory “pesification”, either party may request an “equitable adjustment” of such price. If the parties do not agree on the “equitable adjustment”, the dispute is to be settled by the courts, which will attempt to preserve the contractual agreement between the parties. The devaluation and the “pesification” of agreements of the Company governed by Argentine law may have adverse, unknown and unforeseeable effects on the Company.

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

      Numerous uncertainties exist surrounding the ultimate resolution of Argentina’s economic and political instability and actual results could differ from those estimates and assumptions utilized. The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may adversely and materially impact, among other items, (i) the revenues the Company receives for services offered in Argentina; (ii) the timing of repatriations of any dividends or other cash flows from IMPSAT Argentina to the Company in the United States; (iii) the Company’s asset valuations; and (iv) the Company’s peso-denominated monetary assets and liabilities.

      The Company’s results in Brazil also were adversely affected during the period by the devaluation of the Brazilian real against the U.S. dollar. At December 31, 2001, the real traded at a rate of R$2.41 = $1.00, and at December 31, 2002 it had depreciated to R$3.53 = $1.00. At March 31, 2003 the real traded at R$3.35 to the U.S. dollar. These and prior devaluations have had a negative effect on the Company’s real-denominated revenues. The devaluation of the real and the decline in growth in the Brazilian economy have been caused in part by the continued recession in the region, a general aversion to emerging markets by foreign direct and financial investors and the overall decline in worldwide economic production. On October 27, 2002, Luiz Inacio Lula da Silva of the left-wing Workers’ Party was elected president of Brazil. Although, as a candidate, Mr. da Silva expressed support for tightening of Brazil’s fiscal policy as a condition of an IMF loan and

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

promised to honor and stabilize government debt, anxiety persists within the investor community regarding whether Mr. da Silva can restore financial confidence and quickly establish trust in his administration and its ability to govern. A protraction or worsening of the economic difficulties in Brazil, including further currency devaluations, could have a material adverse effect on IMPSAT Brazil’s and the Company’s overall financial condition and results of operations.

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

      Revenue Recognition — Revenues from data, value-added telephony, IT solutions and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer. In addition, the Company has entered into, and may enter into in the future, agreements with carriers granting indefeasible rights of use (“IRUs”) and access to portions of the Company’s broadband network capacity and infrastructure. Pursuant to these agreements, the Company will receive fixed advance payments for the IRUs and will recognize the revenue from the IRU ratably over the life of the IRU. Amounts received in advance are recorded as deferred revenue in the accompanying condensed consolidated balance sheets. The Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC’s views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC’s interpretation of revenue recognition.

      No single customer accounted for greater than 10% of total net revenues from services for the three month periods ended March 31, 2002 and 2003.

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

      Assets Held for Disposal — During the first quarter of 2003, the Company determined to close its operations in Mexico, and as such reclassified the amounts of assets associated with the operations in Mexico to assets held for disposal. The Company has entered into agreements with various parties to sell the Company’s real estate and other real and personal property in Mexico, and expects to close such transactions during the second quarter of 2003.

      Property, Plant and Equipment — Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	10-25 years
Operating communications equipment	5-10 years
Network infrastructure (including Right of way)	10-20 years
IRU investments	15 years
Furniture, fixtures and other equipment	2-10 years

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Investments — Investments covered under the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, are classified by the Company as either “trading” for short term investments or “available for sale” for long term investments and are carried at fair value. Unrealized gains and losses for trading investments are included in the Company’s results of operations. Unrealized gains or losses for available for sale investments are included in accumulated other comprehensive loss within stockholders’ equity (deficiency). All other investments are carried at cost.

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

      Fair Value of Financial Instruments — The Company’s financial instruments include trading investments, receivables, investments in common stock, payables, short- and long-term debt. The Company’s trading and common stock investments were valued at market closing prices at March 31, 2003. The fair value of these investments is presented in Note 4. The fair value of all other financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of March 31, 2003.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net (Loss) Income Per Common Share — Basic earnings (loss) per share is computed based on the average number of common shares outstanding and diluted earnings (loss) per share is computed based on the average number of common and potential common shares outstanding under the treasury stock method.

      Accumulated Other Comprehensive Income (Loss) — Accumulated other comprehensive income (loss) is comprised as follows:

		Unrealized Loss
	Foreign	on Investments
	Currency	Available for
	Translation	Sale	Total

Balance at December 31, 2002 (Predecessor Company)	$20,263	$—	$20,263
Change during the period	(4,097)	55	(4,042)

Balance at March 31, 2003 (Predecessor Company)	16,166	55	16,221
Elimination of Predecessor Company Accumulated Other Comprehensive Income (Loss)	(16,166)	(55)	(16,221)

Balance at March 31, 2003 (Successor Company)	$—	$—	$—

      New Accounting Pronouncements — In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of the FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company does not expect the adoption of SFAS 145 to have a material effect on its condensed consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, the Company cannot determine the potential effects that adoption of SFAS No. 146 will have on its condensed consolidated financial statements.

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact of adopting FIN 45.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of APB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

      Reclassifications — Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform with the 2003 presentation.

4.     INVESTMENTS

      The Company’s investments consist of the following at December 31, 2002 and March 31, 2003:

	Predecessor Company	Successor Company
	December 31, 2002	March 31, 2003

Trading investments, at fair value	$23,021	$26,324

Investments in common stock	$86	$141

      The Company’s trading investments consist of high-quality, short-term investments with maturities of less than 360 days.

      The Company’s investments in common stock at December 31, 2002 and March 31, 2003, included a 3.3% ownership interest in the outstanding common stock of Claxson Interactive Group Inc. (“Claxson”), an integrated media company with operations in Latin America. During the three month period ended March 31, 2002, the Company recorded a non-cash charge of $0.7 million which reflected an other-than-temporary decline in value of the Claxson investment based upon a sustained reduction in the quoted market price.

5.     TRADE ACCOUNTS RECEIVABLE

      Trade accounts receivable, by operating subsidiaries, at December 31, 2002 and March 31, 2003, are summarized as follows:

	Predecessor Company	Successor Company
	December 31, 2002	March 31, 2003

IMPSAT Argentina	$27,739	$25,555
IMPSAT Brazil	4,577	5,311
IMPSAT Colombia	3,542	4,470
IMPSAT Venezuela	8,154	8,179
All other countries	10,384	12,336

Total	54,396	55,851
Less: allowance for doubtful accounts	(23,384)	(21,358)

Trade accounts receivable, net	$31,012	$34,493

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables is susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers’ financial history is analyzed.

      The activity for the allowance for doubtful accounts for the years ended December 31, 2002 and for the three months ended March 31, 2003 is as follows:

	Predecessor Company	Successor Company
	December 31, 2002	March 31, 2003

Beginning balance	$23,782	$23,384
Provision for doubtful accounts	13,053	515
Write-offs, net of recoveries	(4,741)	(1,553)
Effect of exchange rate change	(8,710)	(988)

Ending balance	$23,384	$21,358

6.     OTHER RECEIVABLES

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2002 and March 31, 2003:

	Predecessor Company	Successor Company
	December 31, 2002	March 31, 2003

IMPSAT Argentina	$3,576	$2,045
IMPSAT Brazil	2,150	2,158
IMPSAT Colombia	3,498	3,619
IMPSAT Venezuela	2,024	2,693
All other countries	5,426	2,720

Total	$16,674	$13,235

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 2002 and March 31, 2003 consists of:

	Predecessor Company	Successor Company
	December 31, 2002	March 31, 2003

Land	$11,238	$10,045
Building and improvements	70,070	44,252
Operating communications equipment	535,394	147,564
Network infrastructure (including rights of way)	167,907	151,113
IRU investments	42,618	19,737
Furniture, fixtures and other equipment	38,824	11,643

Total	866,051	384,354
Less: accumulated depreciation	(465,142)

Total	400,909	384,354
Equipment in transit	2,705	2,694
Works in process	334	132

Property, plant and equipment, net	$403,948	$387,180

      The recap of accumulated depreciation for the year ended December 31, 2002 and for the three months ended March 31, 2003 is as follows:

	Predecessor Company	Successor Company
	December 31, 2002	March 31, 2003

Beginning balance	$415,718	$465,142
Depreciation expense	82,199	18,654
Disposals and retirements	(32,775)	(2,394)
Application of fresh-start reporting		(481,402)

Ending balance	$465,142	$—

      Nortel Networks Agreements — On September 6, 1999, the Company executed two turnkey agreements with Nortel Networks Limited (“Nortel”) relating to Nortel’s design and construction of segments of the Broadband Network in Argentina and Brazil for approximately $265 million.

      On October 25, 1999, each of IMPSAT Argentina and IMPSAT Brazil signed definitive agreements with Nortel to borrow an aggregate of up to approximately $149.1 million and $148.3 million, respectively, of long-term vendor financing. The financing, which has a final maturity in 2006, was used to finance Nortel’s construction of the segments of the Broadband Network in Argentina and Brazil as well as additional purchases of telecommunications equipment. The Holding Company has guaranteed the obligations of each of IMPSAT Argentina and IMPSAT Brazil under the Nortel financing agreements. At December 31, 2002, a total of $245.4 million was outstanding. See Note 2 for a description of the restructuring of these amounts under the Plan.

      The Company’s subsidiaries have obtained additional vendor financing for the acquisition of fiber optic cable and other telecommunications equipment for the Broadband Network, with respect to which an aggregate of $13.0 million was outstanding as of March 31, 2003.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Global Crossing — During the year ended December 31, 2000, the Company completed and delivered to Global Crossing the portion of the Trans-Andean Crossing System connecting Las Toninas, Argentina and Santiago, Chile. As part of the Broadband Network and Global Crossing’s South American Crossing system, the Company also constructed turnkey backhaul segments and granted IRUs to Global Crossing in Peru and Brazil between Global Crossing’s landing points in those countries and its metropolitan points of presence located at the Company’s telehouses in Lima, Peru and Sao Paulo and Rio de Janeiro, Brazil.

      As part of its arrangements with Global Crossing, the Company agreed to purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing’s fiber optic cable networks worldwide. These rights enable the Company to interconnect the Company’s networks in Argentina and Brazil and give the Company global international access. The Company had purchased approximately $22.3 million under this agreement as of December 31, 2001 and did not purchase any amount during the year ended December 31, 2002. As part of the Holding Company’s emergence from bankruptcy, the Company rejected its obligation to purchase the outstanding balance of $23.7 million in IRUs from Global Crossing as permitted by the Bankruptcy Code.

      In January 2002, Global Crossing filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although the Global Crossing subsidiaries to which the Company provides services and infrastructure were not originally included in the Global Crossing’s Chapter 11 filing, during August 2002, Global Crossing amended its Chapter 11 proceeding to include its subsidiaries that are counter parties to the agreements with the Company. As of December 31, 2002, and March 31, 2003, Global Crossing was in default for a total of approximately $3.3 million and $5.0 million, respectively, for services provided under such agreements. The Company has recorded provisions for doubtful accounts of approximately $2.1 million and $3.4 million, respectively, against these receivables prior to emergence.

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

      To link the Company’s Broadband Network to other parts of Latin America and the world, the Company has secured IRU and leased capacity on Global Crossing’s undersea fiber optic cable systems (and associated terrestrial capacity) between the United States and Latin America, including Global Crossing’s South American network. Although Global Crossing has indicated its intention to assume these agreements upon its emergence from bankruptcy, if Global Crossing is unable to successfully reorganize and were to sell or terminate its South American operations as part of its bankruptcy proceedings, it is unclear what rights the Company would have to continue to utilize the IRUs that the Company purchased from Global Crossing. It is possible that the Company’s agreements with Global Crossing would be terminated and the Company would need to seek substitute sources of IRU or other capacity from competing undersea fiber optic systems to link its operations, including the Company’s Broadband Network, to other parts of Latin America and the world. As of March 31, 2003, the unamortized balance of IRU investments acquired from Global Crossing approximated $ 32.5 million. See also Note 13 for a further description of the Company’s disputes with Global Crossing.

      IRU Agreements — The Company has entered into several agreements, including with Global Crossing, granting IRUs of up to 25 years on the Company’s Broadband Network, including network maintenance services and telehousing space. The Company has received advance payments related to these agreements. These advance payments are recorded as deferred revenue in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2003, the Company recognized approximately $1.1 million, from these agreements, which are reflected as services to carriers in the accompanying condensed consolidated statement of operations of the Predecessor Company.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     LONG-TERM DEBT

      The Company’s long-term debt at December 31, 2002 and March 31, 2003 is detailed as follows:

	Predecessor Company	Successor Company
	December 31, 2002	March 31, 2003

Series A 6% Senior Guaranteed Notes due 2011		$60,000
Series B 6% Senior Guaranteed Notes due 2011		21,241
Senior Secured 10%, maturing 2011		127,961
Term notes, maturing through 2005; collateralized by buildings and equipment, the assignment of customer contracts and investment; denominated in:
U.S. dollars (interest rates 5.34% to 11.57%)	$11,821	12,730
Local currency (interest rates 12.85%)	19,279	12,865
Eximbank notes (interest rates 3.34% to 8.98%), maturing semiannually through 2004	18,275	9,422
Vendor financing (3.59% to 11.68%), maturing 2004 to 2008	259,897	23,247

Total long-term debt	309,272	267,466
Less: current portion including defaulted indebtedness	(281,680)	(23,642)

Long-term debt, net	$27,592	$243,824

      The Company’s Series A, Series B and Senior Secured notes shown above were issued in conjunction with effecting the Plan described in Note 2.

      The Company was in default on its Old Senior Notes as a result of its failure to make the semi-annual interest payments on the Senior Notes due 2003 (which were due on January 15, 2002), on the Senior Notes due 2005 (which were due on February 15, 2002), or on the Senior Notes due 2008 (which were due on December 15, 2001). As of June 11, 2002, the Company reclassified the senior notes, which were outstanding prior to the bankruptcy filing, to liabilities subject to compromise (see Note 11).

      Some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

      The Company’s liquidity difficulties led to non-compliance with certain covenant requirements and payment provisions under the Company’s Original Vendor Financing Agreements. On October 25, 2001, the Company obtained a waiver of covenant defaults and an extension from these lenders for scheduled principal and interest payments under the Original Vendor Financing Agreements totaling approximately $36.3 million that were due on that date. The waiver expired on November 25, 2001 and the Original Vendor Financing Agreements became due and payable. On June 11, 2002, the Holding Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code and, effective as of such date pursuant to the provisions of the Bankruptcy Code, contractually accrued interest on the Holding Company’s unsecured, pre-petition obligations ceased to accrue. As a result of the Company’s default under the Original Vendor

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financing Agreements, the defaulted amounts have been reclassified to current portion of long-term debt as of December 31, 2002.

10.     INCOME TAXES

      The composition of the provision for income taxes, all of which is for foreign taxes, the three months ended March 31, 2002 and 2003 is as follows:

	Predecessor
	Company Three
	Months Ended
	March 31,

	2002	2003

Current	$(414)	$(324)
Deferred	(24)	(82)

Total	$(438)	$(406)

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

      Liabilities subject to compromise — This term referred to liabilities incurred prior to the commencement of the Chapter 11 case. These liabilities consisted primarily of amounts outstanding under the Company’s Old Senior Notes and also included accounts payable, accrued interest and other accrued expenses. These amounts represented the Company’s estimate of known or potential claims to be resolved in connection with the Chapter 11 case as of December 31, 2002. These liabilities were restructured in accordance with the Plan, see Note 2.

      Liabilities subject to compromise as of December 31, 2002 were as follows:

Senior Notes:
12.125% Senior Guaranteed Notes due 2003	$125,000
13.75% Senior Notes due 2005	300,000
12.375% Senior Notes due 2008	225,000
Accrued Interest	77,317
Accounts payable	205

Total	$727,522

      Contractual interest expense not accrued on prepetition debt totaled $52.2 million and $72.1 million for the period that began as of June 11, 2002, the date of the Company’s petition for relief under chapter 11 of the

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bankruptcy Code, and ended December 31, 2002, and March 25, 2003, the date of the Company’s emergence from bankruptcy, respectively.

      Reorganization items — Reorganization items during the three-month period ended March 31, 2003 are comprised of the following:

Professional fees	$(1,636)
Gain on extinguishments of debt	728,203
Stock-based compensation	(1,760)

Total	$724,807

12.     OPERATING SEGMENT INFORMATION

      The Company’s operating segment information, by subsidiary, is as follows for the three months ended March 31, 2002 and 2003:

					All other
2003	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Satellite and Broadband	$9,196	$5,504	$12,068	$7,510	$14,432	$(7,328)	$41,382
Internet	1,585	838	1,147	910	2,810	(1,557)	5,733
Value added services	1,157	956	225	518	2,541	(616)	4,781
Telephony	2,701		117		2,439	(1,151)	4,106
Sales of equipment	41			29	4		74

Total net revenues	$14,680	$7,298	$13,557	$8,967	$22,226	$(10,652)	$56,076

Operating income (loss)	$(3,004)	$(2,761)	$(2,729)	$2,459	$339		$(5,696)

Total assets	$164,693	$116,330	$79,076	$47,781	$103,738		$511,618

					All other
2002	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Satellite and Broadband	$9,641	$8,588	$13,736	$6,766	$13,233	$(5,650)	$46,314
Internet	2,183	1,320	1,153	631	3,570	(1,003)	7,854
Value added services	1,460	825	170	403	3,838	(3,079)	3,617
Telephony	2,495				3,578	(1,729)	4,344
Sales of equipment	62		10	54	158		284

Total net revenues	$15,841	$10,733	$15,069	$7,854	$24,377	$(11,461)	$62,413

Operating income (loss)	$(9,368)	$(6,501)	$405	$581	$(275)		$(15,158)

Total assets	$207,711	$186,688	$100,798	$54,092	$127,549		$676,837

13.     COMMITMENTS AND CONTINGENCIES

      Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $21.1 million through the year 2007. In addition, the Company has committed to long-term contracts for the purchase of terrestrial links from third parties for approximately $2.4 million per year through 2007. The Company has commitments to purchase communications and data center equipment amounting to approximately $2.4 million at March 31, 2003.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      IPO Allocations Class Action — On November 1, 2001, a lawsuit (the “IPO Class Action”) was filed in the United States District Court for the Southern District of New York against the Company, certain individuals who were then officers and directors of the Company, and the underwriters to the Company’s initial public offering (IPO). This lawsuit alleges on behalf of a proposed class of all shareholders that the Company and its underwriters violated various provisions of the securities laws in connection with the IPO in February 2000. Pursuant to the Plan, the plaintiffs in the IPO Class Action received in connection with their claims the assignment of any insurance proceeds that the Company receives in connection with the litigation, but otherwise the claims of the plaintiffs against the Company or any of its other assets, have been discharged as part of the Chapter 11 proceedings.

      Global Crossing — Global Crossing Ltd. filed for protection under Chapter 11 of the Bankruptcy Code in January 2002, and the Global Crossing subsidiaries to whom the Company provides services and infrastructure, as described below, were included in Global Crossing’s Chapter 11 proceedings during August 2002. The Company is party to a series of agreements with Global Crossing for the provision of telecommunications services. Pursuant to those agreements, the Company constructed a terrestrial portion of Global Crossing’s South American network between landing points on the Atlantic Ocean in Argentina and the Pacific Ocean in Chile, granted Global Crossing a series of indefeasible rights of use (IRU) over ducts and dark fiber on its broadband telecommunication network in Argentina, Brazil and Peru, provided Global Crossing with collocation space and related services in its telehouses in Argentina, Brazil, Chile, Venezuela and Peru and provided Global Crossing with maintenance services for their telecommunications assets in Latin America. In addition, the Company acquired IRU and leased capacity on Global Crossing’s South American undersea fiber optic cable system in order to connect the Broadband Network with other parts of Latin America and the world, See Note 7.

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

      Beginning in the first quarter of 2002, Global Crossing disputed certain of the invoices sent by the Company to its Argentine and Brazilian subsidiaries for collocation and related services in the Company’s telehouses in those countries. On January 15, 2003, the Company filed a motion in the Global Crossing Chapter 11 proceeding seeking an order that Global Crossing either irrevocably reject or assume the telehouse agreements and that Global Crossing make payment of all shortfalls under the telehouse agreements after the respective petition dates of the Global Crossing debtors, through December 31, 2002, in the aggregate amount of approximately $1.1 million, plus interest on the past due amounts, as administrative expense claims. On February 19, 2003, Global Crossing responded to the Company’s motion. In its response, Global Crossing stated its intention to assume the Brazil and Argentina telehouse agreements, along with three other telehouse agreements covering collocation space in Santiago, Chile, Lima, Peru and Caracas, Venezuela, although it also stated its right under its plan of reorganization to reconsider its assumption of such agreements at any time prior to the effective date of the Global Crossing plan of reorganization. Global Crossing denied that it owed any unpaid amounts with respect to the Argentine or Brazilian telehouse agreements. The Company and Global Crossing are currently seeking to agree to a schedule for evidence, briefing and adjudication of the disputes regarding the Argentine and Brazilian telehouse agreements.

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On March 26, 2003, Global Crossing Bandwidth, Inc., one of the debtors in Global Crossing’s Chapter 11 proceeding, filed an adversary proceeding in the Global Crossing Chapter 11 case claiming IMPSAT USA had failed to pay Global Crossing Bandwidth, Inc. a total of approximately $0.5 million for IP transit services pursuant to a Carrier Service Agreement dated January 19, 2001 between IMPSAT USA and Global Crossing Bandwidth, Inc. The Company has disputed Global Crossing Bandwidth’s complaint on the basis that IMPSAT USA has paid in full all amounts owed by it under the Carrier Services Agreement.

* * * * * *

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Reorganization. As discussed in our prior filings with the Securities and Exchange Commission (“SEC”), on June 11, 2002, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On September 4, 2002, we also filed with the Bankruptcy Court our plan of reorganization (as amended, the “Plan”). By order dated December 16, 2002, the Bankruptcy Court confirmed the Plan. In accordance with the terms of the Plan, we formally emerged from bankruptcy on March 25, 2003 (the “Effective Date”). Pursuant to the Plan, on the Effective Date, all of the shares of our pre-Chapter 11 common stock (the “Old Common Stock”), options granted under our stock option plans and any other equity interests were cancelled, retired and eliminated with no consideration paid thereon. We also adopted a new 2003 Stock Incentive Plan and terminated our 1998 Stock Option Plan and our 1999 Stock Option Plan. Also under the Plan, we restructured our obligations with certain holders of our pre-Effective Date indebtedness in the manner described in the Plan. (For a more detailed description of our Chapter 11 restructuring, see the section “Business — Chapter 11 Filing and Emergence” in our 2002 Annual Report on Form 10-K, which we filed with the SEC on April 15, 2003 (the “2002 Form 10-K”)).

      Pursuant to our reorganization, we have substantially reduced our outstanding debt and annual interest expense and increased our liquidity. At December 31, 2002, prior to the reorganization, our long-term debt, including current maturities and estimated liabilities subject to Chapter 11 proceedings, aggregated approximately $1.09 billion. Also at December 31, 2002, our total indebtedness aggregated $1.04 billion and our cash, cash equivalents and trading investments totaled $55.6 million. As of March 31, 2003, our total indebtedness was approximately $267.5 million and our cash, cash equivalents and trading investments totaled approximately $61.9 million. Our reported net interest expense for 2002 totaled $73.9 million (not including $52.2 million of contractually accrued interest on our unsecured, pre-petition obligations, which, pursuant to the provisions of the Bankruptcy Code, ceased to accrue at and after June 11, 2002, the date of our Chapter 11 filing). As a consequence of our Chapter 11 reorganization, we estimate that our net cash interest expense will be reduced to approximately $18.7 million during 2003.

      Upon our emergence from bankruptcy on March 25, 2003, we have adopted “fresh start” reporting as required by the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Under SOP 90-7 fresh start reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start reporting is applied. Among other things, this requires us to allocate the reorganization value of our reorganized company to its specific tangible and identifiable assets and liabilities. The effect of the reorganization and the implementation of SOP 90-7 fresh start reporting on our consolidated financial statements is discussed in detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Report. As a result of the implementation of SOP 90-7 fresh start reporting, the consolidated financial statements of our Company from and after its emergence from bankruptcy will not be comparable to the consolidated financial statements of our Company in prior periods.

      Global Crossing Insolvency. We are party to a series of agreements with several subsidiaries of Global Crossing Ltd. for the provision of telecommunications services. Pursuant to those agreements, which were initially signed in 1999, we constructed a terrestrial portion of Global Crossing’s South American network between landing points on the Atlantic Ocean in Argentina and the Pacific Ocean in Chile, granted Global Crossing a series of indefeasible rights of use (“IRU”) over ducts and dark fiber on our Broadband Network in Argentina, Brazil and Peru, provided Global Crossing with collocation space and related services in our data centers in Argentina, Brazil, Chile, Venezuela and Peru and provided Global Crossing with maintenance services for their telecommunications assets in Latin America. In addition, we acquired IRU and leased capacity on Global Crossing’s South American undersea fiber optic cable system in order to connect our Broadband Network with other parts of Latin America and the world.

      During the first quarter of 2003, we recognized revenues totaling $4.2 million from Global Crossing for the services provided under our agreements with Global Crossing. Of this amount, $3.2 million represented services that were billed on a quarterly basis, and $1.0 million represented the recognition of revenue that had been deferred under the IRUs that we granted to Global Crossing and for which we received advanced payment in prior periods in respect of the use by Global Crossing of the IRUs over their contractual terms. During the first quarter of 2003, Global Crossing invoiced us a total of $0.6 million, principally for maintenance services on the IRUs that we have acquired from Global Crossing. In general, invoices under our agreements with Global Crossing are submitted quarterly in advance and are payable 30 days after receipt.

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

      We are engaged in a series of disputes with Global Crossing regarding amounts owed under the various contracts between the parties. Those disputes are currently the subject of various proceedings in Global Crossing’s Chapter 11 proceeding and as part of the disputed claims procedures in our Chapter 11 proceeding. As of March 31, 2003, Global Crossing owed us $5.0 million that we invoiced to them during prior periods. We have recorded a provision for doubtful accounts of $3.4 million against these receivables. We are currently recording as revenue all amounts invoiced to Global Crossing, which are billed quarterly in advance, and are recording a provision for doubtful accounts to cover any portion of such amounts remaining unpaid at the end of that quarter.

      We have disputed a total of $1.4 million that Global Crossing has invoiced us for services through March 31, 2003. The amounts that we owe Global Crossing are principally owed to Global Crossing Bandwidth, Inc., a subsidiary of Global Crossing that is among the Global Crossing parties that have filed for relief under Chapter 11. Certain of these amounts are the subject of disputes and claims in our Chapter 11 proceeding and in Global Crossing’s Chapter 11 proceeding.

      Global Crossing’s reorganization plan was confirmed by the U.S. Bankruptcy Court in December 2002. However, Global Crossing is awaiting receipt of certain regulatory approvals and satisfaction of other conditions to the effectiveness of its plan of reorganization, and there is no guaranty as to when or if it will emerge from bankruptcy. Published reports indicate that the proposed reorganization plan of Global Crossing, which contemplates the acquisition of control of Global Crossing by certain new investors, failed to obtain all applicable U.S. governmental approvals and that Global Crossing is currently discussing a revised reorganization plan with certain of the initial proposed new investors.

      The difficulties being experienced by Global Crossing, including Global Crossing’s Chapter 11 proceeding, have had an adverse effect on our financial condition and operations. At a minimum, Global Crossing’s bankruptcy proceedings have caused delays in our efforts to enforce our contracts with Global Crossing. If Global Crossing is unsuccessful in emerging from its Chapter 11 proceedings as a going concern, there is a risk that all of Global Crossing’s contracts with us will be terminated. In the event that Global Crossing emerges successfully from its bankruptcy proceedings but chooses to reject some or all of its contracts with us, any pre-petition damages that we might have in respect of such rejected contracts would be treated as claims in the applicable Global Crossing bankruptcy proceedings, which claims may not realize any meaningful recovery to us. In this regard, as part of its bankruptcy proceedings, Global Crossing has sought to reject some of its agreements with us, including an agreement pursuant to which IMPSAT Colombia had agreed to lease space in its telehouse in Bogota, Colombia to Global Crossing. More recently, Global Crossing has indicated in its filings related to its Chapter 11 proceeding that it would assume certain contracts with us, including the IRUs which Global Crossing has granted us over parts of its network, and may reject some or all of the other agreements that it has with us.

      We have filed motions in Global Crossing’s bankruptcy proceeding seeking an order that Global Crossing make payment to us of the amounts claimed by us. Global Crossing has disputed that it owes us any amounts under the contracts at issue and has filed a proceeding seeking that the bankruptcy court grant Global

Crossing a property right in the IRUs that it acquired from us. We are currently agreeing on a schedule with Global Crossing regarding the prosecution of such disputes as part of Global Crossing’s bankruptcy proceeding.

      Termination of Mexican Operations. During the first quarter of 2003, we determined to close our operations in Mexico, which we initially established in 1994. We have entered into agreements with various parties to sell our real estate and other real and personal property, including our contracts with existing customers, and expect to close such transactions during the second quarter of 2003. We also are considering the transfer of our permits and other licenses to third parties. In connection with the assessment of our business plan following our restructuring, we concluded that our Mexican operations did not constitute a critical or core business and that our prospects for expanding our Mexican operations were inconsistent with our available financial resources. The Mexican telecommunications market, which is dominated by the existing PTO, Telemex, has been very difficult for foreign and new entrants.

Critical Accounting Policies

      In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). We use our best judgment based on our knowledge of existing facts and circumstances and actions that we may undertake in the future, as well as the advice of external experts in determining the estimates that affect our consolidated financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our most critical accounting policies are:

      Revenue Recognition. We record revenues from data, value-added services, telephony, IT solutions and Internet services monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer.

      We have entered into agreements with carriers granting IRUs and access to portions of our Broadband Network capacity and infrastructure. Pursuant to some of these agreements, we receive fixed advance payments for the IRUs and recognize the revenue from the IRUs ratably over the life of the IRUs. Amounts received in advance are recorded as deferred revenue.

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

      Impairment of Long-Lived Assets. We periodically review the carrying amounts of our property, plant, and equipment to determine whether current events or circumstances warrant adjustments to the carrying amounts. As part of this review, we analyze the projected discounted cash flows associated with our property, plant, and equipment. Considerable management judgment is required in establishing the assumptions necessary to complete this analysis. Although we believe these estimates to be reasonable, they could vary significantly from actual results and our estimates could change based on market conditions. Variances in results or estimates could cause changes to the carrying value of our assets including, but not limited to, recording additional impairment charges for some of these assets in future periods.

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

      These policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during the first quarter of 2003, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during the first quarter of 2003.

Results of Operations

      The following table summarizes our results of operations:

	Three Months Ended March 31,

	2002		2003

	(in thousands and as a percentage
	of consolidated revenues)
Net revenues:
Net revenues from services:
Broadband and satellite	$46,314	74.2%	$41,382	73.8%
Internet	7,854	12.6	5,733	10.2
Value added services	3,617	5.8	4,781	8.6
Telephony	4,344	7.0	4,106	7.3

Total net revenues from services	62,129	99.6	56,002	99.9
Sales of equipment	284	0.4	74	0.1

Total net revenues	62,413	100.0	56,076	100.0
Direct costs:
Contracted services	6,233	10.0	4,447	7.9
Other direct costs	6,535	10.5	4,227	7.5
Leased capacity	20,385	32.7	17,601	31.4
Cost of equipment sold	117	0.2	48	0.1

Total direct costs	33,270	53.3	26,323	46.9
Salaries and wages	13,042	20.9	10,727	19.1
Selling, general and administrative expenses	7,351	11.8	5,506	9.8
Depreciation and amortization	23,908	38.3	19,216	34.3
Interest expense, net	33,445	53.6	1,709	3.0
Net loss (gain) on foreign exchange	7,365	11.8	(9,969)	(17.8)
Recognition of other-than-temporary decline in value of investments	674	1.1	—	—
Reorganization items	—	—	(724,807)	(1,292.5)
Other loss (income), net	1,397	2.2	(2,781)	(5.0)
Provision for foreign income taxes	438	0.7	406	0.7

Net (loss) income	$(58,477)	(93.7)%	$729,746	1,301.4%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      Revenues. Our total net revenues for the three months ended March 31, 2003 and 2002 equaled $56.1 million and $62.4 million, respectively. Net revenues were composed of net revenues from services and sales of equipment. The decrease in our net revenues was principally due to the continuing adverse economic conditions being experienced throughout Latin America, including the negative impact on these revenues (in U.S. dollar terms) of a relative devaluation of the Argentine peso and the Brazilian real during the first quarter of 2003 as compared to the average exchange rate of these currencies during first quarter of 2002. The following table shows U.S. dollar exchange rates for the currencies and at the dates indicated:

Currency	December 31, 2001	March 31, 2002	December 31, 2002	March 31, 2003

	Exchange Rate per U.S.$1.00
Argentina Peso	1.00	2.85	3.40	3.00
Brazil Real	2.41	2.32	3.53	3.46

      Our net revenues from services for the three months ended March 31, 2003 totaled $56.0 million, a decrease of $6.1 million (or 9.9%) compared to the corresponding period in 2002, and an increase of $2.9 million (or 5.5%) compared to our net revenues from services for the three months ended December 31, 2002. Our net revenues from services during the first quarter of 2003 included net revenues from:

•	data and value added services, which include satellite and broadband data transmission services, data center services, and other value-added services

•	Internet, which is composed of our Internet backbone access and managed modem services

•	telephony, including local, national and international long-distance services, and

•	services to carriers, which consist of our wholesale services to other telecommunications carriers (including revenue recognition from the sale of IRU capacity on our Broadband Network to, and our provision of switching and transportation of telecommunications traffic services for, such carriers), and related maintenance services to those carriers.

      The following table shows our revenues from services by business lines (after elimination of intercompany transactions) for the periods indicated:

	Three Months Ended March 31,

	2002	% change(1)	2003

	(dollar amounts in thousands)
Broadband and satellite	$46,314	(10.6)	$41,382
Value added services(2)	3,617	32.2	4,781
Internet	7,854	(27.0)	5,733
Telephony	4,344	(5.5)	4,106

Total net revenues from services	$62,129	(9.9)	$56,002

(1)	Percentage increase (decrease) in first quarter of 2003 compared to first quarter of 2002.

(2)	Includes data center services and systems integration and other information technology services.

      The decrease in our net revenues from services in the first quarter of 2003 as compared to the corresponding period in 2002 resulted from lower revenues from satellite, Internet and telephony services, which offset the increase in our revenues from broadband and other value added services.

•	The decrease in our revenues from broadband and satellite services during the first quarter of 2003 in comparison to the first quarter of 2002 was due to: (i) lower satellite-based services volume (as we transferred telecommunications services to our Broadband Network); and (ii) the negative effect on such revenues, in U.S. dollar terms, of the relative devaluation during the period of local currencies in Argentina and Brazil as compared to during the first quarter of 2002.

•	Our revenues from value added services increased, notwithstanding the negative effect on these revenues (in U.S. dollar terms) of the lower average values of the Argentine peso and the Brazilian real during the first quarter of 2003 as compared to such values during the first quarter of 2002, principally due to our receipt during the first quarter of 2003 of an approximately $1.3 million payment generated in connection with the early termination of certain of our U.S. customer contracts.

•	We experienced lower Internet revenues principally because of (i) pricing pressure (because of competition and adverse economic conditions), and (ii) the effect of the relative devaluation during the period of local currencies in Argentina and Brazil compared to the first quarter of 2002.

•	Our telephony services revenues were flat during the first quarter of 2003 as compared to the same period in 2002.

      We had 2,596 customers as of March 31, 2003, compared to 2,649 customers at December 31, 2002 and 2,859 customers at March 31, 2002. The following table shows the evolution of our customer base as of the dates indicated:

	Number of Customers as of:

	March 31,	December 31,	March 31,
	2002	2002	2003	% Change(1)	% Change(2)

IMPSAT Argentina	1,097	953	886	(19.2)%	(7.0)%
IMPSAT Colombia	691	678	699	1.2	3.1
IMPSAT Brazil	391	366	361	(7.7)	(1.4)
IMPSAT Venezuela	239	215	204	(14.6)	(5.1)
IMPSAT Ecuador	234	216	210	(10.3)	(2.8)
IMPSAT Mexico	47	24	0	(100.0)	(100.0)
IMPSAT Chile	50	60	92	84.0	53.3
IMPSAT Peru	35	70	78	122.9	11.4
IMPSAT USA	75	67	66	(12.0)	(1.5)

Total	2,859	2,649	2,596	(9.2)	(2.0)

(1)	Increase (decrease) as of end of first quarter of 2003 compared to end of first quarter of 2002.

(2)	Increase (decrease) as of end of first quarter of 2003 compared to end of 2002.

      During the first quarter of 2003, we lost a net total of 53 customers, a decrease of 2.0% compared to the prior year’s end. Due to adverse economic conditions in Argentina, we lost a net total of 67 customers in that country during the first quarter of 2003. Negative or sluggish economic growth persisted throughout most of the Latin American region during the first quarter of 2003. During the three months ended March 31, 2003, we have not experienced any significant customer losses to our competitors.

      In addition to net revenues from services, our total net revenues for the first quarter of 2003 included revenues from sales of equipment, which totaled $0.1 million compared to $0.3 million for the first quarter of 2002. Because equipment sales are ancillary to our core business and are generally engaged in by our company only on an opportunistic basis, we are currently unable to predict more than minimal sales of equipment during the remainder of 2003.

      The following table shows by operating subsidiary our revenues from services and total revenues (in each case, including intercompany transactions) for the periods indicated:

	Three Months Ended March 31,

	2002	% Change(1)	2003

	(dollar amounts in thousands)
IMPSAT Argentina
Services	$15,779	(7.2)%	$14,639
Sale of equipment	62	(33.9)	41

Total	15,841	(7.3)	14,680

IMPSAT Colombia
Services	15,059	(10.0)	13,557
Sale of equipment	10	(100.0)	—

Total	15,069	(10.0)	13,557

IMPSAT Brazil
Services	10,733	(32.0)	7,298

Total	10,733	(32.0)	7,298

IMPSAT Venezuela
Services	7,800	14.6	8,938
Sale of equipment	54	(46.3)	29

Total	7,854	14.2	8,967

IMPSAT Ecuador
Services	4,215	(6.8)	3,927
Sale of equipment	105	(100.0)	—

Total	4,320	(9.1)	3,927

IMPSAT Chile
Services	2,214	3.3	2,287
Total	2,214	3.3	2,287

IMPSAT Peru
Services	3,032	5.9	3,210
Sale of equipment	52	(100.0)	—

Total	3,084	4.1	3,210

IMPSAT USA
Services	9,618	(12.9)	8,380
Sale of equipment	—		4

Total	9,618	(12.8)	8,384

International Satellite Capacity Holding, Ltd.(2)
Services	4,148	(11.8)	3,660

Total	4,148	(11.8)	3,660

Other Services	994	(23.7)	758
Sale of equipment	1	(100.0)	—

Total	995	(23.8)	758

(1)	Percentage increase (decrease) in first quarter of 2003 compared to first quarter of 2002.

(2)	This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries.

      The growth in our net revenues from services has been adversely impacted by continued adverse economic conditions in our most important markets in Argentina, Brazil and Colombia, as well as in Venezuela.

      Argentina, which has been mired in economic recession for the past four years, is our largest market in terms of number of customers and, until the devaluation of the peso in 2002, in revenues. In the first weeks of January 2002, Argentina defaulted on its external debt payments and devalued its currency, exacerbating declining commercial confidence and activity and further inflating exorbitant costs of financing for Argentine companies. Argentina continues to experience adverse economic conditions and a lack of access to international capital markets. We are unable to predict whether the conditions affecting the Argentine economy will subside or if future economic developments in Argentina will improve in any significant respect, and it is possible that the Argentine economic and political environment could deteriorate further. The political and economic crises in Argentina, our largest country of operation, will continue to have a materially adverse impact on our financial condition and results of operations.

      Although the Argentine peso gained strength during the first quarter of 2003 (3.00 pesos = $1.00 at March 31, 2003 compared to 3.40 pesos = $1.00 at December 31, 2002), IMPSAT Argentina’s financial condition and results of operations continued to be severely and negatively impacted by the political and social uncertainty and economic weakness that continue to affect Argentina. The ongoing economic downturn in Argentina has adversely affected many of our customers in that country and caused a number of them to terminate their contracts with us, fail to renew their contracts, reduce the amount of services contracted, or delay their payment of amounts owed to us for services provided. Our total net revenues at IMPSAT Argentina for the first quarter of 2003 totaled $14.7 million, a decrease of $1.2 million (or 7.3%) compared to the first quarter of 2002. This decrease was primarily caused by the above-described general recessionary conditions in Argentina.

      IMPSAT Brazil’s revenues from services for the first quarter of 2003 totaled $7.3 million, a decrease of $3.4 million (or 32.0%) compared to the first quarter of 2002. Our results in Brazil also were adversely affected during the first quarter of 2003 as compared to the corresponding period in 2002 by the devaluation of the Brazilian real against the U.S. dollar (comparing the average exchange rate for the first quarter of 2003 to the average exchange rate during the corresponding period in 2002). At March 31, 2002, the real traded at a rate of R$2.32 = $1.00, and at March 31, 2003 it had depreciated to R$3.46 = $1.00. These and prior devaluations have had a negative effect on our real-denominated revenues. The devaluation of the real and the decline in growth in the Brazilian economy have been caused in part by the continued recession in the region, a general aversion to emerging markets by foreign direct and financial investors and the overall decline in worldwide economic production. In addition, there remains lingering concern among the international investor community that Mr. da Silva, who was elected president of Brazil on October 27, 2002, will cause Brazil to alter its policies in a manner that would adversely affect its economy. These conditions have had, and can be expected to continue to have, an adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations.

      In Colombia, we recorded revenues from services of $13.6 million during the first quarter of 2003, compared to $15.1 million for the same period in 2002. Revenues at IMPSAT Venezuela equaled $9.0 million for the first quarter of 2003, compared to $7.9 million for the first quarter of 2002. On February 12, 2002, Venezuela’s government floated its currency, ending a five-year-old regime that permitted the bolivar to trade only within a fixed-band against the U.S. dollar. As a result, devaluation of the bolivar occurred. Venezuela has experienced and continues to experience political and economic uncertainty following the attempted military coup staged against that country’s President Hugo Chavez during the first weeks of April 2002 and the labor strikes that commenced in December 2002 and ended two months later. In response to this political and economic turmoil affecting Venezuela, that country’s government imposed foreign exchange and price controls during February 2003, making it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela and to obtain U.S. dollars required to purchase needed telecommunications equipment and repair parts. The continuation or worsening of this crisis in Venezuela could have a material adverse effect on IMPSAT Venezuela’s results of operations and financial condition.

      Direct Costs. Our direct costs for the first quarter of 2003 totaled $26.3 million, a decrease of $6.9 million (or 20.9%) compared to the same period in 2002. As compared to the first quarter of 2002, this reduction was caused principally by (i) the period over period devaluation in first quarter of 2003 of local currencies in Argentina, Brazil, Colombia and Venezuela, which had the effect of decreasing our direct costs in those countries in U.S. dollar terms and (ii) our incurring lower total costs of equipment sold during the first quarter of 2003. Of our total direct costs for the first quarter of 2003, $9.5 million related to the operations of IMPSAT Argentina, compared to $12.1 million for the first quarter of 2002. Direct costs for IMPSAT Brazil totaled $3.6 million for the first quarter of 2003, compared to $6.9 million for the same period in 2002. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

      (1)     Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the first quarter of 2003, our contracted services costs totaled $4.4 million, a decrease of $1.8 million (or 28.7%) compared to the first quarter of 2002. Of this amount, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $3.5 million for the first quarter of 2003 compared to $5.0 million during the first quarter of 2002. Installation costs totaled $0.9 million for the first quarter of 2003 compared to $1.3 million during the first quarter of 2002. Our installation costs decreased because we had fewer new customers in the first quarter of 2003 compared to the same period in 2002. Of our total contracted services costs for the first quarter of 2003, $2.0 million related to the operations of IMPSAT Argentina, compared to $1.8 million at IMPSAT Argentina for the first quarter of 2002.

      (2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to third-party sales representatives; and our provision for doubtful accounts.

      Sales commissions paid to third-party sales representatives for the first quarter of 2003 totaled $1.2 million compared to $1.4 million for the same period in 2002. The majority of these commissions, ($0.7 million in each of the first quarters of 2003 and 2002) related to customers of IMPSAT Argentina.

      We recorded a provision for doubtful accounts of $0.5 million for the first quarter of 2003, compared to $3.0 million for the corresponding period during the previous year. At March 31, 2003, approximately 31.6% of our gross trade accounts receivable were past due more than six months compared to 29.4% at March 31, 2002. The average days in quarterly gross trade accounts receivable increased from 94 days at March 31, 2002 to 187 days at March 31, 2003. The average days in quarterly net trade accounts receivable decreased from 70 days at March 31, 2002 to 51 days at March 31, 2003.

      (3) Leased Capacity. Our leased capacity costs for the first quarter of 2003 totaled $17.6 million, a decrease of $2.8 million (or 13.7%) compared to the first quarter of 2002. This decrease occurred notwithstanding an overall increase in costs for interconnection and telephony termination costs and frequency rights (which are components of our leased capacity costs), as described below.

      Our leased satellite capacity costs for the first quarter of 2003 totaled $7.2 million, a decrease of $1.6 million (or 18.4%) compared to the first quarter of 2002. In Argentina, our leased satellite capacity costs totaled $2.1 million for the first quarter of 2003, as compared to $2.4 million for the corresponding period in 2002. Our leased satellite capacity costs for IMPSAT Brazil totaled $0.8 million for 2003, as compared to $1.1 million for the corresponding period in 2002. Our satellite capacity costs decreased in Argentina and Brazil, in part because of our transitioning customers from satellite-based solutions onto the Broadband Network. We had approximately 779 MHz of leased satellite capacity at March 31, 2003 and 910 MHz at March 31, 2002.

      Our costs for dedicated leased capacity on third-party fiber optic networks totaled $6.7 million for the first quarter of 2003, a decrease of $1.4 million (or 16.9%) compared to the first quarter of 2002. These costs were incurred principally in Argentina, Colombia and the United States. Although we have transferred substantial amounts of our telecommunications traffic to the Broadband Network as we migrated our customers to our Broadband Network, we will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services. The decrease in these costs was also due, in part, to the effect on such costs of the period over period relative devaluation of local currencies in Argentina and Brazil.

      In connection with services that we offer since the effectiveness of our license in Argentina to provide domestic and international long distance services, we incur costs for interconnection and telephony termination (“I&T”) and frequency rights. Our I&T and frequency rights costs totaled $3.6 million during the first quarter of 2003 (which includes $2.7 million of I&T costs). This compares to $3.4 million for the first quarter of 2002 (which includes $2.8 million of I&T costs).

      Our I&T and frequency rights costs in Argentina totaled $1.6 million during the first quarter of 2003 (which includes $1.6 million of I&T costs). This compares to $1.7 million of I&T and frequency rights costs for the first quarter of 2002 (which includes $1.6 million of I&T costs).

      (4) Costs of Equipment Sold. In the first quarter of 2003, we incurred costs of equipment sold of $0.1 million compared to $0.1 million for the first quarter of 2002.

      Salaries and Wages. Salaries and wages for the first quarter of 2003 totaled $10.7 million, a decrease of $2.3 million (or 17.8%) compared to the first quarter of 2002. As a result of the adverse economic conditions experienced in Argentina, Brazil and elsewhere in Latin America, our aggregate number of employees fell from 1,352 at March 31, 2002 to 1,271 at March 31, 2003. Management expects to continue to monitor the size of its total workforce and to make appropriate adjustments if required by financial and competitive circumstances. The decrease in these costs was also due, in part, to the effect on such costs of the period over period relative devaluation of local currencies in Argentina, Brazil, Colombia and Venezuela.

      IMPSAT Argentina incurred salaries and wages for the first quarter of 2003 totaling $2.6 million, a decrease of $0.3 million (or 10.3%) compared to the same period in 2002. This decrease was due to the period over period relative devaluation of the peso, which decreased the dollar value of our salaries and wages expenses incurred in Argentina during the first quarter of 2003 as compared to during the first quarter of 2002. IMPSAT Argentina had 462 employees as of March 31, 2003 as compared to 449 employees as of March 31, 2002.

      IMPSAT Brazil incurred salaries and wages for the first quarter of 2003 of $2.0 million, a decrease of $1.2 million (or 38.8%) compared to the first quarter of 2002. IMPSAT Brazil decreased its number of employees to 218 persons at March 31, 2003, compared to 309 persons at March 31, 2002. In addition to our reduced employee headcount in that country, the decrease in salaries and wages at IMPSAT Brazil during the first quarter of 2003 is in part related to the period over period relative devaluation of the real against the U.S. dollar, which resulted in a decrease in U.S. dollar terms of our salaries and wages expense in Brazil.

      Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance, telephone and energy expenses

      We incurred SG&A expenses of $5.5 million for the first quarter of 2003, a decrease of $1.8 million (or 25.1%) compared to the same period in 2002. This decline in our SG&A expenses for the first quarter of 2002 is due principally to a decrease in our publicity and promotion costs, the effect of the period over period relative devaluation of local currencies in Argentina, Brazil, Colombia and Venezuela against the U.S. dollar (which decreased the dollar value of our SG&A expenses incurred in those countries), and overall cost control measures undertaken by management.

      SG&A expenses at IMPSAT Argentina for the first quarter of 2003 totaled $1.8 million, a decrease of $0.2 million (or 10.0%) compared to the corresponding period in 2002. SG&A expenses at IMPSAT Brazil for the three months ended March 31, 2003 totaled $1.3 million, compared to $1.8 million for the same period in 2002.

      Depreciation and Amortization. Our depreciation and amortization expenses for the first quarter of 2003 totaled $19.2 million, a decrease of $4.7 million (or 19.6%) compared to our depreciation and amortization for the corresponding period in 2002.

      Interest Expense, Net. Our net interest expense for the first quarter of 2003 totaled $1.7 million, consisting of interest expense (including financing costs and taxes) of $1.9 million and interest income of $0.2 million. Our net interest expense for the first quarter of 2002 totaled $33.4 million, consisting of interest expense (including financing costs and taxes) of $33.8 million and interest income of $0.4 million. Our quarter over quarter interest expense decreased principally because of reductions in outstanding indebtedness and contractual interest following the filing of the Plan, the restructuring of our indebtedness (particularly our former 12 1/8% Senior Guaranteed Notes due 2003, 13 3/4% Senior Notes due 2005, and 12 3/8% Senior Notes due 2008 (the “Old Senior Notes”) pursuant to the Plan.

      Our total indebtedness as of March 31, 2003 was $262.0 million, as compared to $988.2 million as of March 31, 2002 (excluding any unaccrued payment-in-kind interest included in the face amount of any such indebtedness). As of March 31, 2003, total outstanding indebtedness at IMPSAT Argentina totaled $67.5 million ($63.7 million after eliminating intercompany items), compared to $167.9 million ($163.8 million after eliminating intercompany items) as of March 31, 2002.

      Net Gain (Loss) on Foreign Exchange. We recorded a net gain on foreign exchange for the first quarter of 2003 of $10.0 million, compared to a net loss of $7.4 million for the first quarter of 2002. Our gain on foreign exchange was primarily due to the appreciation of the Argentine peso and the Brazilian real during the first quarter of 2003. This net gain on foreign exchange reflects the effect of the appreciation of the peso and the real against the U.S. dollar in the first quarter of 2003 on the book value of our monetary assets and liabilities in Argentina and Brazil.

      IMPSAT Argentina recorded a net gain on foreign exchange for the first quarter of 2003 totaling $0.6 million, compared to a net loss of $7.1 million for the same period in 2002, and IMPSAT Brazil recorded a net gain on foreign exchange for the first quarter of 2003 totaling $9.6 million, compared to a net loss of $0.1 million for the corresponding period in 2002.

      Provision for Foreign Income Taxes. For the first quarter of 2003, we recorded a provision for foreign income taxes of $0.4 million, compared to a provision of $0.4 million for the same period in 2002.

      Reorganization Items. We recorded reorganization items for the three months ended March 31, 2003 of $724.8 million. These items included an extraordinary gain on extinguishment of indebtedness pursuant to the Plan of $728.2 million, reduced by $3.4 million in reorganization expenses, principally professional fees, incurred during the quarter in connection with the negotiation and formation of our Plan and Chapter 11 filing. (See “Liquidity and Capital Resources” for management’s estimate of further reorganization expenses to be paid by us during the second quarter of 2003.)

      Net Income (Loss). For the first quarter of 2003, we recorded net income of $729.8 million, compared to a net loss of $58.5 million the first quarter of 2002. Our net income for the period was principally due to the effect of the extraordinary gain on extinguishment of indebtedness pursuant to the Plan, as discussed above under “— Reorganization Items.” For the first quarter of 2003, our operating loss totaled $5.7 million, compared to an operating loss of $15.2 million for the first quarter of 2002.

Liquidity and Capital Resources

      At March 31, 2003, we had total cash, cash equivalents and trading investments of $61.9 million as compared to $55.6 million as of December 31, 2002 and $61.0 million at March 31, 2002. During the second quarter of 2003, we expect to pay approximately $13.0 million in cash, including amounts expended to date, in satisfaction of all allowed general unsecured convenience class claims as well as certain fees and expenses relating to our Chapter 11 proceedings and reorganization.

      At March 31, 2003, our total indebtedness was $267.5 million (as compared to $1.04 billion as of December 31, 2002 and $988.2 million at March 31, 2002), of which $23.7 million represented current portion of long-term debt and $243.8 million represented long-term debt. As a result of the financial restructuring of our Old Senior Notes and the Original Vendor Financing Agreements that accompanied our emergence from Chapter 11 protection, our capital requirements for the remainder of 2003 are projected to be less than our available capital resources. Our capital expenditures budget contemplates that we will need approximately $21.0 million (including amounts spent to date) through the end of 2003 for capital expenditures.

      As set forth in our consolidated statement of cash flows, our operating activities provided $16.9 million in net cash flow for the first quarter of 2003, compared to $2.1 million provided by operating activities during the corresponding period in 2002. The increase in cash flow from operating activities in 2002 was primarily due to the effect of the emergence from bankruptcy and the decrease in our operating losses.

      For the first quarter of 2003, we used $11.5 million in net cash flow from investing activities, compared to $3.7 million of net cash flow used by investing activities during the corresponding period in 2002. The decreased net cash flow from investing activities was principally due to a decrease in our trading investments of $3.3 million during 2003, compared to a decrease in our trading investments of $0.3 million during 2002, and an increase in our purchases of property, plant and equipment. During the first quarter of 2003, we used $2.5 million in net cash flows from financing activities. This compares to $2.4 million in net cash flows used in financing activities during the corresponding period in 2002.

      At March 31, 2003, we had leased satellite capacity with annual rental commitments of approximately $21.1 million through the year 2007. In addition, at March 31, 2003, we had commitments to purchase telecommunications equipment amounting to approximately $2.4 million. As reported in our 2002 Form 10-K, our commitments in respect of IRU purchases under contracts with 360networks and Global Crossing have been terminated. Furthermore, we have leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate. We have committed to long term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, and the United States for approximately $2.5 million per year through 2007. The remainder of the leases are typically under one-year contracts, the early cancellation of which is subject to a fee.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The sections below highlight our exposure to interest rate and foreign exchange rate risks. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at March 31, 2003 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during 2003. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

      We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. At March 31, 2003, our floating rate indebtedness totaled approximately $26.8 million. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of March 31, 2003, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would adversely affect our annual interest cost related to our floating rate indebtedness by approximately $ 0.3 million annually.

Year Ended								Fair
December 31,	2003	2004	2005	2006	2007	Thereafter	Total	Value

Senior Notes (fixed rate)	$—	$70,969	$32,005	$32,005	$32,005	$42,218	$209,202	$209,202
Avg. Interest rate		8.45%	8.45%	8.45%	8.45%	8.45%	8.45%
Term Notes (fixed rate)	$10,683	$3,692	$7,438	$12,278	$926	$—	$35,017	$35,017
Avg. Interest rate	9.45%	9.45%	9.45%	9.45%	9.45%		9.45%
Vendor Financing (variable rate)	$12,959	$10,288	$—	$—	$—	$—	$23,247	$23,247
Avg. Interest rate	7.64%	7.64%					7.64%

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

      During January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at May 15, 2003 was pesos 2.98 = $1.00. These and any further devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. Management is currently unable to predict the most likely average or end-of-period peso/dollar exchange rates for 2003 or provide estimates of the impacts that the changes in Argentine laws, the potential impacts of the currency devaluation and other recent events in Argentina could have on our company’s consolidated results of operation and financial condition. There could occur during 2003 increases to our consolidated results that would result from transaction gains or losses on our dollar-denominated monetary assets and liabilities. Also, operating income reductions could result from the potential impacts on our consolidated revenues from services of the conversion to pesos of contract obligations that were previously tied to the dollar. Potential balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings. Our management is continuing to assess the impacts that the events in Argentina could have on our consolidated results of operations and financial condition.

      Pursuant to laws in Brazil, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that were mandatorily converted to pesos under the “pesification” decree are to be adjusted pursuant to the CER, an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate completely the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currency and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to the CER or any other consumer price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate risks. At May 15, 2003, the real traded at a rate of R$2.96 = $1.00.

      As discussed above, in response to political and economic turmoil currently affecting Venezuela, that country’s government imposed foreign exchange and price controls during February 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At December 31, 2001, the bolivar traded at a rate of Bs.769.00 = $1.00, at December 31, 2002, it traded at a rate of Bs.1,392.00 = $1.00, and at March 31, 2003, it traded at the rate of Bs.1,600 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls.

      Revenues from services from our Argentine operations for the three months ended March 31, 2003 and 2002 represented approximately 26.1% and 25.4% of our total net revenues from services for such periods. Revenues from services from our Brazilian operations for the three months ended March 31, 2003 and 2002 represented approximately 13.0% and 17.3% of our total net revenues from services for such periods. Our revenues from services in Venezuela accounted for 16.0% and 12.6% of our total revenues from services for the three months ended March 31, 2003 and 2002.

Item 4.	Controls and Procedures

      Within the 90-day period prior to the filing of this Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      As described in Item 2 under Part I of this Report, the Plan was consummated on March 25, 2003. Reference is made to such description and to our 2002 Form 10-K for more information regarding the Plan.

      Also as described in Item 2 under Part I to this Report, we are engaged in a series of proceedings with affiliates of Global Crossing Ltd. regarding certain contractual disputes. Please see the description of such matters contained in our 2002 Form 10-K under “Item 3 — Legal Proceedings” therein.

Item 2.	Changes in Securities and Use of Proceeds

      Pursuant to the Plan, on the Effective Date, the Company, among other things, filed with the Delaware Secretary of State a Restated Certificate of Incorporation (the “Certificate of Incorporation”), under which its authorized capital stock as of the Effective Date consists of (i) 50,000,000 shares of common stock, with a par value of $0.01 per share (the “New Common Stock”) and (ii) 5,000,000 Million shares of Preferred Stock, with a par value of $0.01 per share (the “Preferred Stock”). No Preferred Stock has been issued. Pursuant to the Certificate of Incorporation, Preferred Stock may be issued in one or more series as determined from time to time by our Board of Directors (the “Board”) without further approval of the stockholders. Upon issuance of Preferred Stock, the Board will fix the voting powers, designations, preferences, and relative, participating, optional, redemption, conversion, exchange or other special rights, qualifications, limitations or restrictions of such Preferred Stock, to the full extent permitted by law. Pursuant to the Certificate of Incorporation, we may not create, designate, authorize or cause to be issued any class or series of nonvoting stock to the extent prohibited by Section 1123 of the United States Bankruptcy Code. Pursuant to the Plan, on the Effective Date, among other things, all then-outstanding shares of our pre-Effective Date common stock, par value $0.01 per share, and all other equity interests were cancelled, including shares of restricted stock, as well as all options and agreements to issue or purchase any equity interests.

      A description of the New Common Stock and other relevant information is contained in the Company’s Registration Statement on Form 8-A/ A (Amendment No. 1) filed with the SEC on March 26, 2003. This description is incorporated herein by reference.

Item 3.     Defaults Upon Senior Securities

      Not applicable.

Item 4.     Submission of Matters to a Vote of Security-Holders

      Not applicable.

Item 5.     Other Information

      Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)(1)

Exhibit Index:

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company (filed on March 26, 2003 as Exhibit No. 2.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).
3.2	Restated Bylaws of the Company (filed on March 26, 2003 as Exhibit No. 2.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).
4.1	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 — Series A, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
4.2	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 — Series B, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.2 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
4.3	Disclosure Statement Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).
4.4	Plan of Reorganization of the Company Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).
4.5	Order Confirming the Company’s Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated December 16, 2002 (filed on December 19, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).
4.6	Registration Rights Agreement among the Company, IMPSAT Argentina and the securityholders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 4.6 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
4.7	Specimen Common Stock Certificate (filed on March 26, 2003 as Exhibit No. 2.6 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).
4.8	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated as of March 25, 2003 (including form of Warrant) (filed on April 15, 2003 as Exhibit 4.8 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
9.1	2003 Stock Incentive Plan (filed on April 15, 2003 as Exhibit 9.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
10.1†	Global Crossing Framework Agreement (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.2†	Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (Rio de Janeiro), dated as of February 17, 2000 (filed on April 17, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.2: Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (Sao Paolo), dated as of February 17, 2000.
10.3†	TAC Turnkey Construction and IRU Agreement among IMPSAT Argentina, IMPSAT Chile and South American Crossing Ltd. (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).

Exhibit
No.	Description

10.4	Amended and Restated Financing Agreement among IMPSAT Argentina, Nortel Networks Limited, and Deutsche Bank Trust Company Americas and the Lenders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 10.4 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.4: Amended and Restated Financing Agreement between IMPSAT Brazil and Nortel Networks Limited, dated as of March 25, 2003.
10.5	Employment Agreement between Ricardo A. Verdaguer and the Company dated as of March 25, 2003 (filed herewith).
10.6	Employment Agreement between Hector R. Alonso and the Company dated as of March 25, 2003 (filed herewith).
10.7	Letter Agreement between Marcelo Girotti and the Company dated March 25, 2003 (filed herewith). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreements were not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.7: Letter Agreement between Mariano Torre Gomez and the Company dated March 25, 2003; Letter Agreement between Matias Heinrich and the Company dated March 25, 2003; Letter Agreement between Alexander Rivelis and the Company dated March 25, 2003.
21.1	List of subsidiaries of the registrants (incorporated by reference to the “Business — General” section of the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
99.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.

(a)(2) List of Schedules. All schedules for which provision is made in the applicable accounting regulations of the Commission are omitted because they are not applicable, or the information is included in the financial statements included herein.

(b) Reports on Form 8-K. None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, in the capacity and on the date indicated.

IMPSAT Fiber Networks, Inc.

By:	/s/ HÉCTOR ALONSO

Héctor Alonso
Chief Financial Officer

Date: May 20, 2003

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

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ RICARDO A. VERDAGUER

Ricardo A. Verdaguer
President and Chief Executive Officer

May 20, 2003

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

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 20, 2003