Form 10-Q
period 2003-06-30
IMPSAT FIBER NETWORKS INC
filed 2003-08-14
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number: 000-29085

IMPSAT Fiber Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware (state or other jurisdiction incorporation or organization)	52-1910372 (IRS employer identification number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2003, the registrant had outstanding 10,000,000 shares of common stock, $0.01 par value.

IMPSAT Fiber Networks, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 (Predecessor Company) and June 30, 2003 (Successor Company)
(In thousands of U.S. Dollars, except share amounts)
(Unaudited)

	Predecessor	Successor
	Company	Company
	December 31,	June 30,
	2002	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,563	$63,761
Trading investments	23,021
Trade accounts receivable, net	31,012	35,252
Other receivables	16,674	10,289
Prepaid expenses	2,746	4,271
Assets held for disposal		2,956

Total current assets	106,016	116,529

PROPERTY, PLANT AND EQUIPMENT, Net	403,948	329,701

NON-CURRENT ASSETS:
Investments in common stock	86	203
Other non-current assets	10,633	12,035

Total non-current assets	10,719	12,238

TOTAL	$520,683	$458,468

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable — trade	$72,860	$48,699
Short-term debt		348
Current portion of long-term debt	281,680	18,021
Accrued and other liabilities	48,446	29,372

Total current liabilities	402,986	96,440
LONG-TERM DEBT, Net	27,592	241,899
OTHER LONG-TERM LIABILITIES	15,280	14,359
DEFERRED REVENUES	69,918

Total liabilities not subject to compromise	515,776	352,698
LIABILITIES SUBJECT TO COMPROMISE	727,522

Total liabilities	1,243,298	352,698

COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ (DEFICIENCY) EQUITY:
Common Stock, $0.01 par value; 50,000,000 shares authorized, 10,000,000 shares issued and outstanding in 2003 (including 686,000 shares held in the Common Stock Reserve Pool and 150,000 shares held in the 2003 Stock Incentive Plan)		100
Common Stock, $0.01 par value; 300,000,000 shares authorized, 91,428,570 shares issued and outstanding in 2002	914
Additional paid in capital	537,583	95,257
Common stock reserve pool (Note 2)	—	(6,037)
(Accumulated deficit) retained earnings	(1,276,845)	22,246
Deferred stock-based compensation	(4,530)	(1,320)
Accumulated other comprehensive income (loss)	20,263	(4,476)

Total stockholders’ (deficiency) equity	(722,615)	105,770

TOTAL	$520,683	$458,468

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2002 (PREDECESSOR COMPANY),
FOR THE THREE MONTHS ENDED JUNE 30, 2003 (SUCCESSOR COMPANY),
FOR THE SIX MONTHS ENDED JUNE 30, 2002 (PREDECESSOR COMPANY) AND
THE THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY)
(In thousands of U.S. Dollars, except per share amounts)
(Unaudited)

	Three months ended
	June 30,		Six months ended June 30,

	Predecessor	Successor	Predecessor	Predecessor	Successor
	Company	Company	Company	Company	Company

			January 1, 2002 to	January 1, 2003 to	April 1, 2003 to
	2002	2003	June 30, 2002	March 31, 2003	June 30, 2003

NET REVENUES:
Broadband and satellite	$44,451	$41,781	$90,764	$41,382	$41,781
Internet	7,269	5,761	15,123	5,733	5,761
Value added services	3,504	3,852	7,121	4,781	3,852
Telephony	3,971	4,595	8,317	4,106	4,595
Sales of equipment	146	385	429	74	385

Total net revenues	59,341	56,374	121,754	56,076	56,374

COSTS AND EXPENSES:
Direct costs:
Contracted services	4,966	4,525	11,083	4,125	4,525
Other direct costs	4,800	7,868	10,554	4,696	7,868
Leased capacity	19,508	17,559	39,888	17,407	17,559
Cost of equipment sold	123	108	241	48	108

Total direct costs	29,397	30,060	61,766	26,276	30,060
Salaries and wages	12,593	11,842	25,635	10,727	11,842
Selling, general and administrative	7,154	7,127	15,389	5,553	7,127
Gain on extinguishment of debt	(16,367)	(8,793)	(16,367)		(8,793)
Depreciation and amortization	23,359	8,969	47,268	19,216	8,969

Total costs and expenses	56,136	49,205	133,691	61,772	49,205

Operating income (loss)	3,205	7,169	(11,937)	(5,696)	7,169

OTHER INCOME (EXPENSES):
Interest income	1,172	970	1,527	200	970
Interest expense (contractual interest of $43,710 and $77,528 for the three and six months ended June 30, 2002, respectively, and $21,801 for the three months ended March 31, 2003 (Predecessor))	(38,903)	(6,281)	(72,721)	(1,909)	(6,281)
Net (loss) gain on foreign exchange	(45,065)	21,445	(52,431)	9,969	21,445
Reorganization items	(5,574)		(5,692)	726,127
Other income (loss), net	246	(313)	(1,704)	2,781	(313)

Total other (expenses) income	(88,124)	15,821	(131,021)	737,168	15,821

(LOSS) INCOME BEFORE INCOME TAXES	(84,919)	22,990	(142,958)	731,472	22,990
PROVISION FOR FOREIGN INCOME TAXES	(711)	(744)	(1,149)	(406)	(744)

NET (LOSS) INCOME	$(85,630)	$22,246	$(144,107)	$731,066	$22,246

NET (LOSS) INCOME PER COMMON SHARE:
BASIC AND DILUTED	$(0.94)	$2.22	$(1.58)	$8.00	$2.22

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC AND DILUTED	91,429	10,000	91,429	91,429	10,000

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2002 (PREDECESSOR COMPANY),
FOR THE THREE MONTHS ENDED JUNE 30, 2003 (SUCCESSOR COMPANY),
FOR THE SIX MONTHS ENDED JUNE 30, 2002 (PREDECESSOR COMPANY) AND
THE THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY)
(In thousands of U.S. Dollars)
(Unaudited)

	Three months ended
	June 30,		Six months ended June 30,

	Predecessor	Successor	Predecessor	Predecessor	Successor
	Company	Company	Company	Company	Company

			January 1, 2002 to	January 1, 2003 to	April 1, 2003 to
	2002	2003	June 30, 2002	March 31, 2003	June 30, 2003

NET (LOSS) INCOME	$(85,630)	$22,246	$(144,107)	$731,066	$22,246

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	7,972	(4,538)	7,707	(4,097)	(4,538)
Unrealized gain on investments available for sale	(362)	62	(1,229)	55	62
Recognition of other-than-temporary decline in value of investment	142		816

TOTAL	7,752	(4,476)	7,294	(4,042)	(4,476)

COMPREHENSIVE (LOSS) INCOME	$(77,878)	$17,770	$(136,813)	$727,024	$17,770

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY) AND
FOR THE THREE MONTHS ENDED JUNE 30, 2003 (SUCCESSOR COMPANY)
(In thousands of U.S. Dollars)
(Unaudited)

				Common	Accumulated		Accumulated
	Common Stock		Additional	Stock	(Deficit)	Deferred	Other
			Paid In	Reserve	Retained	Stock-Based	Comprehensive
	Shares	Amount	Capital	Pool	Earnings	Compensation	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2002 (PREDECESSOR COMPANY)	91,428,570	$914	$537,583		$(1,276,845)	$(4,530)	$20,263	$(722,615)
Amortization of amount paid in excess of carrying value of net assets acquired from related party			142					142
Change in unrealized loss on Investment available for sale							55	55
Foreign currency translation adjustment							(4,097)	(4,097)
Net income for the period					731,066			731,066

BALANCE AT MARCH 31, 2003 (PREDECESSOR COMPANY)	91,428,570	914	537,725		(545,779)	(4,530)	16,221	4,551
Elimination of Predecessor Company stockholder’s equity	(91,428,570)	(914)	(537,725)		545,779	4,530	(16,221)	(4,551)
Issuance of Successor Company common stock	10,000,000	100	95,257	$(6,037)		(1,320)		88,000

BALANCE AT MARCH 31, 2003 (SUCCESSOR COMPANY)	10,000,000	100	95,257	(6,037)	—	(1,320)	—	88,000
Unrealized gain on Investment available for sale							62	62
Foreign currency translation adjustment							(4,538)	(4,538)
Net income for the period					22,246			22,246

BALANCE AT JUNE 30, 2003 (SUCCESSOR COMPANY)	10,000,000	$100	$95,257	$(6,037)	$22,246	$(1,320)	$(4,476)	$105,770

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2002 (PREDECESSOR COMPANY),
FOR THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY) AND
FOR THREE MONTHS ENDED JUNE 30, 2003 (SUCCESSOR COMPANY)
(In thousands of U.S. Dollars)
(Unaudited)

	Six Months Ended June 30,

	Predecessor	Predecessor	Successor
	Company	Company	Company

	January 1, 2002	January 1, 2003	April 1, 2003
	to June 30, 2002	to March 31, 2003	to June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(144,107)	$731,066	$22,246
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization and depreciation	47,268	19,216	8,969
Gain on extinguishment of debt	(16,367)	(728,203)	(8,793)
Stock-based compensation		440
Deferred income tax provision	170	82	103
Provision for doubtful accounts	5,010	515	2,123
Paid-in-kind interest on Senior Notes			3,433
Recognition of other-than-temporary decline in value of investments	816
Loss on sale of assets held for disposal			94
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable, net	10,561	(3,996)	(2,882)
Increase in prepaid expenses	(391)	(950)	(575)
Decrease (increase) in other receivables and other non-current assets	52,663	(12)	1,795
(Decrease) increase in accounts payable — trade	(10,046)	1,584	(10,225)
Increase (decrease) in accrued and other liabilities	54,494	(228)	(11,135)
Decrease in deferred revenues	(1,997)	(1,132)
Decrease in other long-term liabilities	(2,374)	(1,515)	(1,557)

Net cash (used in) provided by operating activities	(4,300)	16,867	3,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in trading investments	3,423	(3,303)	26,324
Proceeds from sale of assets held for disposal			2,435
Purchases of property, plant and equipment, net of disposals	(7,842)	(8,205)	(2,589)

Net cash (used in) provided by investing activities	(4,419)	(11,508)	26,170

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from short-term debt			348
Net payments on short-term debt	(653)
Repayments of long-term debt	(3,925)	(2,464)	(2,186)

Net cash used in financing activities	(4,578)	(2,464)	(1,838)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	7,707	107	268

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,590)	3,002	28,196
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	35,606	32,563	35,565

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$30,016	35,565	$63,761

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$10,827	$940	$778

Foreign income taxes paid	$1,377	$594	$1,598

CASH PAID DURING THE PERIOD FOR REORGANIZATION ITEMS:
Professional fees and other reorganization payments	$5,692	$1,714	$5,841

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change to unrealized (loss) gain in investment available for sale	$(1,229)	$55	$62

Issuance of Series B Notes in settlement of certain vendor financing obligations			$1,689

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

      In connection with this Restructuring Term Sheet, on June 11, 2002 (the “Petition Date”), the Holding Company filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Under Chapter 11, certain claims against the Holding Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Holding Company continued business operations as Debtor-in-Possession. These claims are reflected in the December 31, 2002 condensed consolidated balance sheet as “liabilities subject to compromise”.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On September 4, 2002, the Holding Company filed a Disclosure Statement (the “Disclosure Statement”) and a Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan reflected the terms of the pre-arranged plan of reorganization that a majority of the holders of the indebtedness under the Company’s Vendor Financing Agreements and the holders of the Senior Notes agreed to support. The Disclosure Statement summarized the Plan and contained information concerning among other matters the history, business, results of operations, management, properties, liabilities and the assets available for distribution under the Plan as well as the anticipated organization and operation of a reorganized Holding Company. The Disclosure Statement also described certain effects of Plan confirmation, certain risk factors associated with the Plan, the manner in which distributions would be made to the Holding Company’s creditors under the Plan for all amounts that were owed to such parties on the Petition Date and the confirmation process and voting procedures that holders of claims in impaired classes must follow for their votes to be counted.

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

      Although the Holding Company has emerged from bankruptcy, the Company remains in default under indebtedness owed to certain creditors who voted against the Plan. Under the Plan, the claims of these creditors were contingent obligations arising under guarantees by the Holding Company of certain primary indebtedness of its operating subsidiaries. In accordance with the Plan, these holders may receive, in full satisfaction of their contingent guarantee claim (“Post-Effective Date Contingencies”), a pro rata share of the shares of the Company’s new common stock issuable to the Holding Company’s creditors under the Plan. Notwithstanding the Company’s settlement of the Post-Effective Date Contingencies, as a consequence of the occurrence of the Company’s Chapter 11 bankruptcy, an event of default has occurred and is continuing with respect to certain of the related primary underlying indebtedness of the Holding Company’s operating subsidiaries. These defaults, which relate to indebtedness totaling approximately $13.1 million in outstanding principal amount, give the respective creditors the right to accelerate such indebtedness and seek immediate repayment of all outstanding amounts and accrued interest thereon. The Company is currently conducting negotiations at the level of its operating subsidiaries with these creditors with a view to rescheduling or otherwise restructuring these defaulted debt obligations. There is no assurance, however, that the Company will be successful in these negotiations or that the Company will reach a definitive agreement with these creditors to reschedule or restructure such obligations. Under those circumstances, certain of the Company’s operating subsidiaries could be forced to seek protection or liquidate under the bankruptcy laws of their respective jurisdictions.

      Following is a summary of the significant transactions consummated on March 25, 2003 under the Plan:

•	issued shares of New Common Stock to holders of the Company’s 13 3/4% Senior Notes due 2005 and 12 3/8% Senior Notes due 2008, (the “2005/2008 Holders”) in full satisfaction of their claims thereunder, including the outstanding principal and all accrued and unpaid interest. The 2005/2008 Holders received their ratable portion of 9.8 million shares of New Common Stock, less an allocation of a ratable number of such shares of New Common Stock to the holders of the Post-Effective Date Contingencies and certain other claims of unsecured creditors of the Holding Company. Under the Plan, the dollar value of the Post-Effective Date Contingencies and other unsecured claims is to be determined after the Effective Date based on factors at the level of the Holding Company’s operating subsidiaries. Accordingly, the Plan required the Company to establish on the Effective Date a reserve

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

•	filed with the Delaware Secretary of State a Restated Certificate of Incorporation (“Certificate of Incorporation”);

•	amended and restated the Company’s Bylaws (“Bylaws”);

•	cancelled all Old Common Stock, and all other existing securities and agreements to issue or purchase any equity interest;

•	issued $67.5 million in aggregate principal amount of Series A 6% Senior Guaranteed Notes due 2011 (the “Series A Notes”) (initially convertible, in the aggregate, into 22.8% of the New Common Stock on a fully diluted basis) to holders of the Holding Company’s former 12 1/8% Senior Guaranteed Notes due 2003 (the “2003 Noteholders”), in full satisfaction of the claims of the 2003 Noteholders, including the outstanding principal and all accrued and unpaid interest thereon;

•	issued to (i) holders of debt under the Company’s pre-Effective Date Broadband Network vendor financing agreements (the “Original Vendor Financing Agreements”) and (ii) other creditors of the Company’s operating subsidiaries holding guarantees by the Holding Company of such indebtedness who voted to accept the Plan, a combination of new senior indebtedness totaling $144.0 million, $23.9 million in the aggregate of new Series B 6% Senior Guaranteed Notes due 2011 (“Series B Notes”) (initially convertible in the aggregate into 5.3% of the New Common Stock on a fully diluted basis), and eight-year warrants to acquire 15.3% in the aggregate of the New Common Stock (on a fully diluted basis);

•	issued 200,000 shares of restricted New Common Stock to certain officers of the Company in accordance with the Company’s 2003 Stock Incentive Plan; and

•	approved stock options for 1,646,332 shares of New Common Stock to senior officers.

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

      As a result of these transactions, as of March 31, 2003, the Company had 10,000,000 shares of new common stock issued and outstanding (including 686,000 shares held in the Common Stock Reserve Pool pending the resolution of the Post-Effective Date Contingencies and 150,000 shares held in the 2003 Stock Incentive Plan).

      Because the Company emerged from bankruptcy on March 25, 2003 (as so emerged, also referred to as the “Successor Company”), for financial reporting purposes the Company used an effective date of March 31, 2003 and applied fresh-start accounting to the consolidated balance sheet as of that date in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In accordance with SOP 90-7, the Company adopted fresh-start accounting because (i) the holders of the existing voting shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company and (ii) the Company’s reorganization value, which served as the basis for the Plan approved by the Bankruptcy Court, was less than the Company’s post-petition liabilities and allowed claims, as shown below:

Post-petition current liabilities	$8,070
Liabilities deferred under the Chapter 11 proceedings	727,522

Total post-petition liabilities and allowed claims	735,592
Reorganization value	(557,000)

Excess of liabilities over reorganization value	$178,592

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effect of the Plan and the resulting fresh-start accounting adjustments on the Company’s consolidated balance sheet as of March 31, 2003, is as follows:

					Elimination of Equity and
	Pre				Fresh Start Adjustments		Post
	Reorganization	Debt	Common	2003			Reorganization
	Balance	Extinguishment	Stock	Stock		Allocation of	Balance
	Sheet	and	Reserve	Incentive	Equity	Reorganization	Sheet
	March 31, 2003	Reorganization	Pool	Plan	Elimination	Value	March 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,565						$35,565
Trading investments	26,324						26,324
Trade accounts receivable, net	34,493						34,493
Other receivables	13,235						13,235
Prepaid expenses	3,696						3,696
Assets held for disposal	5,222					$263	5,485

Total current assets	118,535	—		—	—	263	118,798

PROPERTY, PLANT AND EQUIPMENT, Net	390,674					(72,871)	317,803

NON-CURRENT ASSETS:
Investments in common stock	141						141
Other non-current assets	10,987						10,987

Total non-current assets	11,128	—		—	—	—	11,128

TOTAL	$520,337	$—	$—	$—	$—	$(72,608)	$447,729

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable — trade	$74,444	$(22,442)					$52,002
Current portion of long-term debt	282,474	(258,832)					23,642
Accrued and other liabilities	51,633	(25,137)					26,496

Total current liabilities	408,551	(306,411)		—	—	—	102,140

LONG-TERM DEBT, Net	24,334	219,490					243,824

OTHER LONG-TERM LIABILITIES	13,765						13,765

DEFERRED REVENUES	69,377					$(69,377)

LIABILITIES SUBJECT TO COMPROMISE	727,522	(727,522)					—

Total liabilities	1,243,549	(814,443)			—	(69,377)	359,729

STOCKHOLDERS’ (DEFICIENCY) EQUITY:
Common Stock — old	914				$(914)		—
Common Stock — new		98		$2			100
Additional paid in capital — old	537,725			—	(537,725)		—
Additional paid in capital — new		86,142	$6,037	1,758		1,320	95,257
Accumulated deficit	(1,273,542)	728,203		(440)	550,330	(4,551)	—
Common stock reserve pool			(6,037)				(6,037)
Deferred stock-based compensation	(4,530)			(1,320)	4,530		(1,320)
Accumulated other comprehensive income	16,221				(16,221)		—

Total stockholders’ (deficiency) equity	(723,212)	814,443		—	—	(3,231)	88,000

TOTAL	$520,337	$—	$—	$—	$—	$(72,608)	$447,729

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      These adjustments primarily include the following:

Debt Extinguishment and Reorganization

•	The extinguishment of the Company’s 2005/2008 Senior Notes plus accrued interest in exchange for the issuance of 9.8 million shares of the Company’s new common stock; (including 686,800 shares held in the Common Stock Reserve Pool pending the resolution of the Post-Effective Date Contingencies);

•	The extinguishment of the Company’s 2003 Senior Notes plus accrued interest in exchange for the issuance of $67.5 million in aggregate principal amount of Series A Notes ($60.0 million as of March 31, 2003);

•	The extinguishment of the Company’s Broadband Vendor Financing agreements that voted in favor of the plan plus accrued interest in exchange for the issuance of a combination of $144.0 million in senior indebtedness issued by IMPSAT Argentina and IMPSAT Brazil ($128.0 million as of March 31, 2003), $23.9 million in aggregate principal amount of Series B Notes ($21.2 million as of March 31, 2003) and eight-year warrants to acquire 15.3% in the aggregate of the Company’s new common stock;

Common Stock Reserve Pool

•	The establishment of the Common Stock Reserve Pool of 686,000 shares.

2003 Stock Incentive Plan

•	The issuance of 200,000 shares of the New Common Stock to certain officers of the Company in accordance with the 2003 Stock Incentive Plan, of which 50,000 shares vested immediately upon issuance;

Equity Eliminations

•	The cancellation of all outstanding Old Common Stock and other equity interests and the elimination of all components of stockholders’ deficiency, including paid-in-capital, accumulated deficit, deferred compensation and accumulated other comprehensive income; and

Allocation of Reorganization Value

•	The adjustment to the carrying value of the Company’s property, plant and equipment, based on the Company’s estimates of their relative fair values, which the Company determined in consultation with an external valuation specialist that the Company hired, as follows:

Adjustment to record at fair value	$36,901
Excess of fair value assigned to the net assets acquired over cost	(109,772)

Net adjustment	$(72,871)

      In accordance with SFAS No. 141, the excess of fair value assigned to net assets acquired over cost was applied to reduce the carrying value of property, plant and equipment.

•	The adjustment to the Predecessor Company’s deferred revenue in accordance with Emerging Issues Task Force (“EITF”) 01-3, Accounting in a Business Combination for Deferred Revenue of an Acquiree, which requires the acquiring entity to recognize a liability (based on its fair value at the date of acquisition) related to a deferred revenue of an acquired entity only if that deferred revenue represents a legal obligation assumed by the acquiring entity (a legal performance obligation). The Successor Company determined that the deferred revenue represented a legal performance obligation under EITF 01-3; however, the fair value (based on incremental costs incurred to honor the legal

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance obligation) was determined during the period ended June 30, 2003, to not be material to the Successor Company’s consolidated balance sheet.

      Going Concern Matters — The Company’s history of losses and default under indebtedness owed to certain creditors who voted against the Plan raise substantial doubt about the Company’s ability to continue as a going concern. Management continues its efforts to resolve these defaults and is in active negotiations with the creditors. The condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Holding Company to continue as a going concern and to appropriately use the going concern basis is dependent upon, among other things, (i) the Company’s ability to revise and implement its business plan, (ii) the Company’s ability to achieve profitable operations, and (iii) the Company’s ability to generate sufficient cash from operations to meet its obligations. The condensed consolidated financial statements do not give effect to any adjustments to the carrying values of assets or amounts and classifications of liabilities that might result from the uncertainties described above.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation — The condensed financial statements are presented on a consolidated basis and include the accounts of IMPSAT Fiber Networks, Inc and its subsidiaries. All significant intercompany transactions and balances have been eliminated. SOP 90-7 (see Note 2) was followed in the preparation of these condensed consolidated financial statements.

      Interim Financial Information — The unaudited condensed consolidated financial statements as of June 30, 2003 and for the three months then ended have been prepared on the basis of fresh-start accounting as described in Note 2. The other interim condensed consolidated financial statements included herein have been prepared on the same basis as the Company’s audited consolidated financial statements for the tear ended December 31, 2002. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the remainder of calendar year 2003 or for any future period.

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

      Currency Risks — In early January 2002, as Argentina’s ongoing political and financial crisis deepened, the country defaulted on its massive foreign debt and the government of President Eduardo Duhalde, who entered office on January 1, 2002, abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 at 1.65 pesos to the U.S. dollar and has been volatile since. At December 31, 2002, and June 30, 2003 the Argentine peso traded at 3.40 and 2.82 pesos to the U.S. dollar, respectively. The devaluation of the Argentine peso will

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally affect the Company’s consolidated financial statements by generating foreign exchange gains or losses on dollar-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in the Company’s revenues, costs and expenses in Argentina.

      During December 2001, the Argentine government instituted a system for the freezing of the deposits in its financial system. In February 2002, these measures led to, among other things, the “pesification” decree. Generally, this decree mandates that all monetary obligations arising from agreements subject to Argentine law denominated in foreign currency and existing as of January 6, 2002 were mandatorily convertible into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso. Such obligations generally may be adjusted pursuant to the “coeficiente de estabilizacion de referencia” (“CER”), as published by the Argentine central bank based on the Argentine consumer price index. Under the “pesification” decree, after the foreign currency denominated contracts are converted to pesos (at the rate of one peso to one U.S. dollar rate), the contracts may be privately renegotiated by the parties back into foreign currency denominated terms. Under the “pesification” decree, if a contract governed by Argentine law is entered into after the decree’s enactment, that contract may be denominated in either U.S. dollars or pesos. However, if the parties choose to denominate the new contract in pesos, payments under that contract are not entitled to be adjusted according to the CER or any other consumer price index. Contracts denominated in pesos before the decree continue to be denominated in pesos, unaffected by the decree. Finally, the decree provides that if the value of the goods sold or services rendered is higher or lesser than the price payable after the mandatory “pesification”, either party may request an “equitable adjustment” of such price. If the parties do not agree on the “equitable adjustment”, the dispute is to be settled by the courts, which will attempt to preserve the contractual agreement between the parties. The devaluation and the “pesification” of agreements of the Company governed by Argentine law may have adverse, unknown and unforeseeable effects on the Company.

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

      The Company’s results in Brazil also were adversely affected during the period by the devaluation of the Brazilian real against the U.S. dollar. At December 31, 2001, the real traded at a rate of R$2.41 = $1.00, and at December 31, 2002 it had depreciated to R$3.53 = $1.00. At June 30, 2003, the real traded at R$2.87 to the U.S. dollar. Devaluations of the real against the U.S. dollar have had a negative effect on the Company’s real-denominated revenues. The devaluation of the real and the decline in growth in the Brazilian economy have been caused in part by the continued recession in the region, a general aversion to emerging markets by foreign direct and financial investors and the overall decline in worldwide economic production. On October 27, 2002, Luiz Inacio Lula da Silva of the left-wing Workers’ Party was elected president of Brazil. Although as a candidate Mr. da Silva expressed support for tightening of Brazil’s fiscal policy as a condition of an IMF loan and promised to honor and stabilize government debt, anxiety persists within the investor community regarding whether Mr. da Silva can restore financial confidence and quickly establish trust in his administration and its ability to govern. A protraction or worsening of the economic difficulties in Brazil, including further currency devaluations, could have a material adverse effect on IMPSAT Brazil’s and the Company’s overall financial condition and results of operations.

      In addition, in 2002, the Venezuelan government removed controls over the trading range of the bolivar, allowing the exchange rate to be determined by market conditions. As a result, during 2002, the bolivar decreased in value in relation to the U.S. dollar by approximately 85%. During February 2003, the Venezuelan government imposed exchange rate controls, fixing the bolivar’s value to the U.S. dollar at 1,600 bolivars to the U.S. dollar. These exchange rate controls make it difficult for the Company’s customers in Venezuela to obtain the U.S. dollars needed to make payments due to the Company in U.S. dollars on a timely basis. These exchange controls also limit the Company’s ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. As of June 30, 2003, approximately $6.4 million of the Company’s cash and cash equivalents were held in Venezuela bolivars by IMPSAT Venezuela (translated into U.S. dollars at the fixed exchange rate imposed by the Venezuelan government).

      Cash and Cash Equivalents — Cash and cash equivalents are time deposits or money market funds with original maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

      Revenue Recognition — Revenues from data, value-added telephony, IT solutions and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer. In addition, the Company has entered into, and may enter into in the future, agreements with carriers granting indefeasible rights of use (“IRUs”) and access to portions of the Company’s broadband network capacity and infrastructure. Pursuant to these agreements, the Company may receive fixed advance payments for the IRUs, which would be recognized as revenue ratably over the life of the IRU. Amounts received in advance are recorded as deferred revenue in the accompanying condensed consolidated balance sheets. The Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC’s views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC’s interpretation of revenue recognition.

      No single customer accounted for greater than 10% of total net revenues from services for the three and six month periods ended June 30, 2002 and for the three months ended March 31, 2003 and for the three months ended June 30, 2003.

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

      Assets Held for Disposal — During the first quarter of 2003, the Company determined to close its operations in Mexico, and as such reclassified the amounts of assets associated with the operations in Mexico to assets held for disposal. The Company has entered into agreements with various parties to sell the Company’s real estate and other real and personal property in Mexico. During the second quarter of 2003, the Company sold the real estate property in Mexico for $2.4 million to an unrelated third party for cash. The Company continues its efforts to sell its remaining personal property in Mexico and expects to close such transaction in the second half of 2003.

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

      Long-Lived Assets — Long-lived assets are reviewed on an ongoing basis for impairment based on a comparison of carrying values to the related undiscounted future cash flows. If the carrying amounts exceed such cash flows, identifying a possible impairment, the asset carrying amounts are adjusted to fair value.

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

      For purposes of the following pro forma disclosures, the fair value of the options granted in 2003 (see Note 13) was estimated using the minimum value method prescribed by SFAS No. 123, as the Company’s new common stock has not traded since emergence and through the date of the granting of the options. The assumptions used by the Company were as follows: no dividend yield; no volatility; risk-free interest rate of 3%; and an expected term of seven years. Had compensation cost been determined based on the fair value at the date of grant consistent with the requirement of SFAS No. 123, the Company’s net income would have been decreased by approximately $685,000 and basic and diluted earnings per share would have decreased by $0.06 to $2.16 per share for the three months ended June 30, 2003. No stock-based compensation cost is reflected in the accompanying condensed consolidated statements of operations because all the options granted had an exercise price greater than the market value of the underlying common stock on the date of grant.

      Fair Value of Financial Instruments — The Company’s financial instruments include receivables, investments in common stock, payables, short-and long-term debt. The Company’s common stock investments were valued at market closing prices at June 30, 2003. The fair value of these investments is presented in Note 4. The fair value of all other financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of June 30, 2003.

      Net (Loss) Income Per Common Share — Basic earnings (loss) per share is computed based on the average number of common shares outstanding and diluted earnings (loss) per share is computed based on the average number of common and potential common shares outstanding under the treasury stock method. The calculation of diluted income (loss) per share was the same as the basic income per share for all periods presented, since the inclusion of potential common stock in the computation would be antidilutive.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accumulated Other Comprehensive Income (Loss) — Accumulated other comprehensive income (loss) is comprised as follows:

		Unrealized Gain
	Foreign	on Investments
	Currency	Available for
	Translation	Sale	Total

Balance at December 31, 2002 (Predecessor Company)	$20,263	$—	$20,263
Change during the period	(4,097)	55	(4,042)

Balance at March 31, 2003 (Predecessor Company)	16,166	55	16,221
Elimination of Predecessor Company Accumulated Other Comprehensive Income (Loss)	(16,166)	(55)	(16,221)

Balance at March 31, 2003 (Successor Company)	—	—	—
Change during the period	(4,538)	62	(4,476)

Balance at June 30, 2003 (Successor Company)	$(4,538)	$62	$(4,476)

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

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. As the provisions of FIN 45 are

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to be applied prospectively after the adoption date, the Company can not determine the potential effects that the adoption of FIN 45 will have on its condensed consolidated financial statements..

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

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a significant impact on the Company’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a significant impact on the Company’s consolidated financial statements.

      Reclassifications — Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform with the 2003 presentation.

4.     INVESTMENTS

      The Company’s investments consist of the following at December 31, 2002 and June 30, 2003:

	Predecessor Company	Successor Company
	December 31, 2002	June 30, 2003

Trading investments, at fair value	$23,021

Investments in common stock	$86	$203

      The Company’s trading investments as of December 31, 2002, consisted of high-quality, short-term investments with maturities of less than 360 days. During the three months ended June 30, 2003, the Company transferred the funds classified as trading investments into a money market fund and has reclassified such funds to cash and cash equivalents as of June 30, 2003.

      The Company’s investments in common stock at December 31, 2002 and June 30, 2003, included a 3.3% ownership interest in the outstanding common stock of Claxson Interactive Group Inc. (“Claxson”), an integrated media company with operations in Latin America.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     TRADE ACCOUNTS RECEIVABLE

      Trade accounts receivable, by operating subsidiaries, at December 31, 2002 and June 30, 2003, are summarized as follows:

	Predecessor Company	Successor Company
	December 31, 2002	June 30, 2003

IMPSAT Argentina	$27,739	$27,163
IMPSAT Brazil	4,577	6,037
IMPSAT Colombia	3,542	4,761
IMPSAT Venezuela	8,154	6,943
All other countries	10,384	12,752

Total	54,396	57,656
Less: allowance for doubtful accounts	(23,384)	(22,404)

Trade accounts receivable, net	$31,012	$35,252

      The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables is susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers’ financial history is analyzed.

      The activity for the allowance for doubtful accounts for the years ended December 31, 2002 and for the three months ended March 31, 2003 and for the three months ended June 30, 2003 is as follows:

	Predecessor Company	Predecessor Company	Successor Company
	December 31, 2002	March 31, 2003	June 30, 2003

Beginning balance	$23,782	$23,384	$21,358
Provision for doubtful accounts	13,053	515	2,123
Write-offs, net of recoveries	(4,741)	(1,553)	(1,573)
Effect of exchange rate change	(8,710)	(988)	496

Ending balance	$23,384	$21,358	$22,404

6.     OTHER RECEIVABLES

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2002 and June 30, 2003:

	Predecessor Company	Successor Company
	December 31, 2002	June 30, 2003

IMPSAT Argentina	$3,576	$641
IMPSAT Brazil	2,150	2,171
IMPSAT Colombia	3,498	1,951
IMPSAT Venezuela	2,024	2,557
All other countries	5,426	2,969

Total	$16,674	$10,289

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 2002 and June 30, 2003 consists of:

	Predecessor Company	Successor Company
	December 31, 2002	June 30, 2003

Land	$11,238	$10,109
Building and improvements	70,070	29,418
Operating communications equipment	535,394	153,567
Network infrastructure (including rights of way)	167,907	109,232
IRU investments	42,618	21,392
Furniture, fixtures and other equipment	38,824	12,525

Total	866,051	336,243
Less: accumulated depreciation	(465,142)	(8,551)

Total	400,909	327,692
Equipment in transit	2,705	1,859
Works in process	334	150

Property, plant and equipment, net	$403,948	$329,701

      The recap of accumulated depreciation for the year ended December 31, 2002 and for the three months ended March 31, 2003 and for the three months ended June 30, 2003 is as follows:

	Predecessor Company	Predecessor Company	Successor Company
	December 31, 2002	March 31, 2003	June 30, 2003

Beginning balance	$415,718	$465,142	$—
Depreciation expense	82,199	18,654	8,969
Disposals and retirements	(32,775)	(2,394)	(418)
Application of fresh-start reporting		(481,402)

Ending balance	$465,142	$—	$8,551

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

      As part of its arrangements with Global Crossing, the Company agreed to purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing’s fiber optic cable networks worldwide. These rights enable the Company to interconnect the Company’s networks in Argentina and Brazil and give the Company global international access. The Company had purchased approximately $22.3 million under this agreement as of December 31, 2001 and did not purchase any amount during the year ended December 31, 2002 and during the three months ended March 31, 2003 and June 30, 2003, respectively. As part of the Holding Company’s emergence from bankruptcy, the Company rejected its obligation to purchase the outstanding balance of $23.7 million in IRUs from Global Crossing as permitted by the Bankruptcy Code.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2002, Global Crossing filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although the Global Crossing subsidiaries to which the Company provides services and infrastructure were not originally included in the Global Crossing’s Chapter 11 filing, during August 2002, Global Crossing amended its Chapter 11 proceeding to include its subsidiaries that are counter parties to the agreements with the Company. As of December 31, 2002, and June 30, 2003, Global Crossing was in default for a total of approximately $3.3 million and $6.2 million, respectively, for services provided under such agreements. The Company has recorded provisions for doubtful accounts of approximately $2.1 million and $4.3 million, respectively, against these receivables.

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

      To link the Company’s Broadband Network to other parts of Latin America and the world, the Company has secured IRU and leased capacity on Global Crossing’s undersea fiber optic cable systems (and associated terrestrial capacity) between the United States and Latin America, including Global Crossing’s South American network. Although Global Crossing has indicated its intention to assume these agreements upon its emergence from bankruptcy, if Global Crossing is unable to successfully reorganize and were to sell or terminate its South American operations as part of its bankruptcy proceedings, it is unclear what rights the Company would have to continue to utilize the IRUs that the Company purchased from Global Crossing. It is possible that the Company’s agreements with Global Crossing would be terminated and the Company would need to seek substitute sources of IRU or other capacity from competing undersea fiber optic systems to link its operations, including the Company’s Broadband Network, to other parts of Latin America and the world. As of June 30, 2003, the unamortized balance of IRU investments acquired from Global Crossing approximated $10.3 million. See also Note 14 for a further description of the Company’s disputes with Global Crossing.

      IRU Agreements — The Company has entered into several agreements, including some with Global Crossing, granting IRUs of up to 25 years on the Company’s Broadband Network, including network maintenance services and telehousing space. The Company has received advance payments related to these agreements. These advance payments were recorded as deferred revenue in the accompanying condensed consolidated balance sheets as of December 31, 2002. As described in Note 2, the Predecessor Company’s deferred revenue liability was adjusted in the application of fresh-start accounting in accordance with EITF 01-3.

8.     SHORT TERM DEBT

      During the second quarter of 2003, IMPSAT Brazil entered into a new short term credit facility denominated in local currency with a local bank. The facility bears interest at 26% and, as of June 30, 2003, the outstanding balance amounted to $0.3 million. The outstanding amount was repaid on July 1, 2003 and the credit facility remains open with no outstanding amount.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     LONG TERM DEBT

      The Company’s long-term debt at December 31, 2002 and June 30, 2003 is detailed as follows:

	Predecessor Company	Successor Company
	December 31, 2002	June 30, 2003

Series A 6% Senior Guaranteed Notes due 2011		$60,945
Series B 6% Senior Guaranteed Notes due 2011		23,099
Senior Secured Notes 10%, maturing 2009		133,324
Term notes, maturing through 2005; collateralized by buildings and equipment, the assignment of customer contracts and investment; denominated in:
U.S. dollars (interest rates 5.34% to 11.68%)	$11,821	12,252
Local currency (interest rates 12.85%)	19,279	13,173
Eximbank notes (interest rates 3.34% to 3.88%), maturing semiannually through 2007	18,275	4,266
Vendor financing (3.59% to 11.28%), maturing 2003 to 2005	259,897	12,861

Total long-term debt	309,272	259,920
Less: current portion including defaulted indebtedness	(281,680)	(18,021)

Long-term debt, net	$27,592	$241,899

      The Company’s Series A, Series B and Senior Secured notes shown above were originally issued in conjunction with effecting the Plan described in Note 2.

      Some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

      The Company’s liquidity difficulties in 2001 led to non-compliance with certain covenant requirements and payment provisions under the Company’s Original Vendor Financing Agreements. On October 25, 2001, the Company obtained a waiver of covenant defaults and an extension from these lenders for scheduled principal and interest payments under the Original Vendor Financing Agreements totaling approximately $36.3 million that were due on that date. The waiver expired on November 25, 2001 and the Original Vendor Financing Agreements became due and payable. On June 11, 2002, the Holding Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code and, effective as of such date pursuant to the provisions of the Bankruptcy Code, contractually accrued interest on the Holding Company’s unsecured, pre-petition obligations ceased to accrue. As a result of the Company’s default under the Original Vendor Financing Agreements, the defaulted amounts were reclassified to current portion of long-term debts as of December 31, 2002.

      During the second quarter of 2002, the Company extinguished certain of its vendor financing obligations prior to maturity for cash and recorded a gain on extinguishment of approximately $16.4 million. During the second quarter of 2003, the Company extinguished certain of its Eximbank notes obligations prior to maturity for cash and recorded a gain on extinguishment of approximately $3.8 million.

      During the second quarter of 2003, the Company issued a combination of new senior secured indebtedness totaling $3.7 million ($3.3 million as of June 30, 2003) and new Series B Notes totaling

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.7 million ($1.5 million as of June 30, 2003) in full settlement of certain vendor financing obligations totaling $10.3 million of IMPSAT Argentina. The Company recorded a $5.5 million gain on extinguishment of debt as a result of the above transaction.

10.     INCOME TAXES

      The composition of the provision for income taxes, all of which is for foreign taxes, for the three and six months ended June 30, 2002 and the three months ended March 31, 2003 and the three months ended June 30, 2003 is as follows:

	Three months ended
	June 30,		Six months ended June 30,

	Predecessor	Successor	Predecessor	Predecessor	Successor
	Company	Company	Company	Company	Company

			January 1, 2002 to	January 1, 2003 to	April 1, 2003 to
	2002	2003	June 30, 2002	March 31, 2003	June 30, 2003

Current	$(565)	$(641)	$(979)	$(324)	$(641)
Deferred	(146)	(103)	(170)	(82)	(103)

Total	$(711)	$(744)	$(1,149)	$(406)	$(744)

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

11.     LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

      Liabilities subject to compromise — This term referred to liabilities incurred prior to the commencement of the Chapter 11 case. These liabilities consist primarily of amounts outstanding under the Company’s Old Senior Notes and also include accounts payable, accrued interest and other accrued expenses. These amounts represented the Company’s estimate of known or potential claims to be resolved in connection with the Chapter 11 case as of December 31, 2002. These liabilities were restructured in accordance with the Plan, see Note 2.

      Liabilities subject to compromise as of December 31, 2002 were as follows:

Senior Notes:
12.125% Senior Guaranteed Notes due 2003	$125,000
13.75% Senior Notes due 2005	300,000
12.375% Senior Notes due 2008	225,000
Accrued Interest	77,317
Accounts payable	205

Total	$727,522

      Contractual interest expense not accrued on prepetition debt totaled $52.2 million and $72.1 million for the period that began as of June 11, 2002, the date of the Company’s petition for relief under chapter 11 of the Bankruptcy Code, and ended December 31, 2002, and March 25, 2003, the date of the Company’s emergence from bankruptcy, respectively.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reorganization items — Reorganization items during the three-month period ended March 31, 2003 are comprised of the following:

Professional fees	$(1,636)
Gain on extinguishments of debt	728,203
Stock-based compensation	(440)

Total	$726,127

      Reorganization items during the 2002 periods consisted solely of professional fees.

12.     OPERATING SEGMENT INFORMATION

      The Company’s operating segment information, by subsidiary, is as follows for the three and six months ended June 30, 2002 and 2003:

Three Months Ended June 30,

					All other
2003 Successor Company	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Satellite and Broadband	$9,404	$6,162	$12,064	$7,480	$13,269	$(6,598)	$41,781
Internet	1,567	759	1,136	765	3,879	(2,345)	5,761
Value added services	1,331	901	340	368	1,065	(153)	3,852
Telephony	2,987	4	41		3,125	(1,562)	4,595
Sales of equipment	339			30	16		385

Total net revenues	$15,628	$7,826	$13,581	$8,643	$21,354	$(10,658)	$56,374

Operating income (loss)	$1,122	$(2,654)	$2,070	$2,763	$4,456		$7,169

Total assets	$121,422	$117,238	$79,963	$49,775	$90,070		$458,468

					All other
2002 Predecessor Company	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Satellite and Broadband	$8,670	$8,112	$13,667	$6,594	$13,232	$(5,824)	$44,451
Internet	1,517	1,190	1,093	634	3,731	(896)	7,269
Value added services	1,118	784	191	405	3,815	(2,809)	3,504
Telephony	2,925				3,150	(2,104)	3,971
Sales of equipment	43			71	32		146

Total net revenues	$14,273	$10,086	$14,951	$7,704	$23,960	$(11,633)	$59,341

Operating income (loss)	$7,750	$(5,595)	$797	$1,425	$(1,172)		$3,205

Total assets	$184,653	$145,704	$97,254	$54,441	$113,602		$595,654

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30,

January 1, 2003 to March 31, 2003					All other
(Predecessor Company)	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Satellite and Broadband	$9,196	$5,504	$12,068	$7,510	$14,432	$(7,328)	$41,382
Internet	1,585	838	1,147	910	2,810	(1,557)	5,733
Value added services	1,157	956	225	518	2,541	(616)	4,781
Telephony	2,701		117		2,439	(1,151)	4,106
Sales of equipment	41			29	4		74

Total net revenues	$14,680	$7,298	$13,557	$8,967	$22,226	$(10,652)	$56,076

Operating income (loss)	$(3,004)	$(2,761)	$(2,729)	$2,459	$339		$(5,696)

Total assets	$124,570	$100,023	$79,925	$45,524	$97,687		$447,729

April 1, 2003 to June 30, 2003					All other
(Successor Company)	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Satellite and Broadband	$9,404	$6,162	$12,064	$7,480	$13,269	$(6,598)	$41,781
Internet	1,567	759	1,136	765	3,879	(2,345)	5,761
Value added services	1,331	901	340	368	1,065	(153)	3,852
Telephony	2,987	4	41		3,125	(1,562)	4,595
Sales of equipment	339			30	16		385

Total net revenues	$15,628	$7,826	$13,581	$8,643	$21,354	$(10,658)	$56,374

Operating income (loss)	$1,122	$(2,654)	$2,070	$2,763	$4,456		$7,169

Total assets	$121,422	$117,238	$79,963	$49,775	$90,070		$458,468

January 1, 2002 to June 30, 2002,					All other
(Predecessor Company)	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Satellite and Broadband	$18,311	$16,700	$27,403	$13,360	$26,465	$(11,475)	$90,764
Internet	3,699	2,510	2,247	1,266	7,301	(1,900)	15,123
Value added services	2,579	1,609	361	808	7,652	(5,888)	7,121
Telephony	5,422				6,729	(3,834)	8,317
Sales of equipment	105		10	125	189		429

Total net revenues	$30,116	$20,819	$30,021	$15,559	$48,336	$(23,097)	$121,754

Operating income (loss)	$(1,619)	$(12,096)	$1,201	$2,005	$(1,428)		$(11,937)

Total assets	$184,653	$145,704	$97,254	$54,441	$113,602		$595,654

13.     STOCKHOLDERS’ EQUITY

      2003 Stock Incentive Plan — On the Effective Date, in accordance with the Plan, the Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”), which provides for the grant to the Company’s officers, key employees, consultants, advisors, directors or affiliates of (i) “incentive stock options” within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, (ii) stock options that are non-qualified for U.S. federal income tax purposes, (iii) restricted stock grants and (iv) stock appreciation rights

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(collectively the “Awards”). The total number of shares of common stock for which Awards may be granted pursuant to the 2003 Plan is 3,087,044, subject to certain adjustments reflecting changes in the Company’s capitalization (provided that no more than 200,000 shares of common stock may be issued pursuant to Awards that are not stock options or stock appreciation rights). The 2003 Plan is administered by the Company’s compensation committee. The compensation committee determines, among other things, which of the Company’s officers, employees, consultants, advisors, affiliates and directors will receive Awards under the Plan, the time when Awards will be granted, and the type of Awards to be granted. Awards granted under the 2003 Plan are on such terms, including the number of shares subject to each Award, the time or times when the Awards will become exercisable, and the price and duration of the Award, as determined by the compensation committee.

      The exercise price of incentive and non-qualified stock options is determined by the compensation committee, but may not be less than the fair market value of the common stock on the date of grant and the term of any such option may not exceed ten years from the date of grant (or five years in the case of an incentive stock option granted to an employee owning 10% or more of the company’s voting stock).

      Payment of the exercise price of a stock option or stock appreciation right must be made by cash or, in the sole discretion of the compensation committee, by promissory note, tender of shares of the Company’s common stock then owned by the optionee or, subject to certain conditions, the surrender to the company of an exercisable option to purchase shares of the Company’s common stock under the 2003 Plan. Stock options and stock appreciation rights granted pursuant to the 2003 Plan are generally not transferable, other than by will or the laws of descent and distribution in the event of death.

      The Company’s board has the right at any time and from time to time to amend or modify the 2003 Plan, without the consent of the Company’s stockholders (unless otherwise required by law) or grantees of Awards. However, no such action may adversely affect Awards previously granted without the grantee’s consent.

      Restricted Stock — On the Effective Date, in accordance with the Plan, the Company granted certain officers 200,000 shares of the Company’s New Common Stock. These shares vest in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant (but, in each case, only if the executive is still employed with the company on such respective date).

      In connection with the restricted stock grant above, the Company recorded approximately $1.3 million in stockholders’ equity as deferred compensation (see Note 2) and approximately $0.4 million as compensation expense (see Note 11) on the date of grant. The deferred compensation will be amortized to expense over the vesting period.

      Stock Options — On May 19, 2003, the Company granted stock options for 1,646,332 shares of the Company’s New Common Stock, at an exercise price of $15 per share to certain key employees. These stock options vest in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant. In addition, on such date, the Company also granted stock options for 30,000 shares to certain directors of the Company at an exercise price of $15 per share. These stock options vested immediately.

14.     COMMITMENTS AND CONTINGENCIES

      Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $20.8 million through the year 2007. In addition, the Company has committed to long-term contracts for the purchase of terrestrial links from third parties for approximately $2.2 million per year through 2007. The Company has commitments to purchase communications and data center equipment amounting to approximately $2.1 million at June 30, 2003.

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

      Beginning in the first quarter of 2002, Global Crossing disputed certain of the invoices sent by the Company to its Argentine and Brazilian subsidiaries for collocation and related services in the Company’s telehouses in those countries. On January 15, 2003, the Company filed a motion in the Global Crossing Chapter 11 proceeding seeking an order that Global Crossing either irrevocably reject or assume the telehouse agreements and that Global Crossing make payment of all shortfalls under the telehouse agreements after the respective petition dates of the Global Crossing debtors, through December 31, 2002, in the aggregate amount of approximately $1.1 million, plus interest on the past due amounts, as administrative expense claims. On February 19, 2003, Global Crossing responded to the Company’s motion. Global Crossing denied that it owed any unpaid amounts with respect to the Argentine or Brazilian telehouse agreements. The Company and Global Crossing are currently seeking to agree to a schedule for evidence, briefing and adjudication of the disputes regarding the Argentine and Brazilian telehouse agreements. On July 25, 2003, Global Crossing rejected its obligations under the telehouse agreements in Buenos Aires, Argentina, Caracas, Venezuela and Lima, Peru. Such rejections will be effective at specified dates in the fourth quarter of 2003 and first half of 2004.

      In October 2002, Global Crossing failed to make payment of the full amount of recurring service charges for operation and maintenance of the IRUs that Global Crossing acquired under the TAC Turnkey Construction and IRU Agreement dated September 22, 1999 (the “TAC Agreement”). During the first two quarters of 2003, Global Crossing also has paid recurring service charges under the TAC Agreement and the other backhaul agreements in amounts less than the Company asserts to be contractually required. As part of the Company’s January 15, 2003 motion in Global Crossing’s bankruptcy proceeding, the Company requested that the bankruptcy court find that Global Crossing has failed to make the full recurring service charges

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required by the TAC Agreement and order Global Crossing to make payment of such amounts as administrative expenses through December 31, 2002, in the amount of approximately $0.6 million, plus interest on the past due amounts as set forth in the TAC Agreement. On March 26, 2003, Global Crossing filed an adversary proceeding with the bankruptcy court overseeing its Chapter 11 case asserting a proprietary interest in the IRUs granted to them under the TAC Agreement and other backhaul agreements entered into between the two companies. The Company and Global Crossing are currently seeking to agree to a schedule for evidence, briefing and adjudication of Global Crossing’s asserted proprietary interest in the IRUs arising under the TAC Agreement and other backhaul agreements.

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

15.     GUARANTOR FINANCIAL INFORMATION

      The financial information of IMPSAT Argentina, a guarantor subsidiary of the Holding Company’s new Series A 6% Senior Guaranteed Notes due 2011 and Series B 6% Senior Guaranteed Notes due 2011, as of and for the three months ended June 30, 2003 is shown in a separate column in the accompanying consolidating financial information, as follows:

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

(SUCCESSOR COMPANY)
AS OF JUNE 30, 2003
(In thousands of U.S. Dollars)

		IMPSAT
	Holding	Argentina	Non-Guarantor	Intercompany
	Company	(Guarantor)	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,701	$4,488	$31,572		$63,761
Trade accounts receivable, net	—	14,981	20,271		35,252
Other receivables	116,949	19,312	39,202	$(165,174)	10,289
Prepaid expenses	—	384	4,857	(970)	4,271
Assets held for disposal	—	—	2,956	—	2,956

Total current assets	144,650	39,165	98,858	(166,144)	116,529

PROPERTY, PLANT AND EQUIPMENT, Net	—	76,460	253,241	—	329,701

NON-CURRENT ASSETS:
Investments	48,209	—	1	(48,007)	203
Other non-current assets	—	5,797	6,238	—	12,035

Total non-current assets	48,209	5,797	6,239	(48,007)	12,238

TOTAL	$192,859	$121,422	$358,338	$(214,151)	$458,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$3,016	$27,119	$66,414	$(47,850)	$48,699
Short term debt	—	—	348	—	348
Current portion of long-term debt	—	12,236	5,785	—	18,021
Accrued and other liabilities	30	13,372	37,074	(21,104)	29,372

Total current liabilities	3,046	52,727	109,621	(68,954)	96,440
LONG-TERM DEBT, Net	84,043	50,335	107,521	—	241,899
OTHER LONG-TERM LIABILITIES	—	160	111,874	(97,675)	14,359

Total liabilities	87,089	103,222	329,016	(166,629)	352,698
STOCKHOLDERS’ EQUITY	105,770	18,200	29,322	(47,522)	105,770

TOTAL	$192,859	$121,422	$358,338	$(214,151)	$458,468

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(SUCCESSOR COMPANY)
FOR THE THREE MONTHS ENDED JUNE 30, 2003
(In thousands of U.S. Dollars)

		IMPSAT
	Holding	Argentina	Non-Guarantor	Intercompany
	Company	(Guarantor)	Subsidiaries	Eliminations	Consolidated

NET REVENUES:
Broadband and satellite		$9,404	$38,975	$(6,598)	$41,781
Internet		1,567	6,539	(2,345)	5,761
Value added services		1,331	2,632	(111)	3,852
Telephony		2,987	3,170	(1,562)	4,595
Sales of equipment		339	46		385

Total net revenues	—	15,628	51,362	(10,616)	56,374

COSTS AND EXPENSES:
Direct costs:
Contracted services		(1,418)	(3,121)	14	(4,525)
Other direct costs		(4,463)	(3,401)	(4)	(7,868)
Leased capacity		(5,690)	(22,038)	10,169	(17,559)
Cost of equipment sold		(62)	(46)		(108)

Total direct costs	—	(11,633)	(28,606)	10,179	(30,060)
Salaries and wages		(3,074)	(8,768)		(11,842)
Selling, general and administrative	$(836)	(2,193)	(4,535)	437	(7,127)
Gain on extinguishment of debt	4,538	4,255	—		8,793
Depreciation and amortization		(1,861)	(7,108)		(8,969)

Total costs and expenses	3,702	(14,506)	(49,017)	10,616	(49,205)

Operating income (loss)	3,702	1,122	2,345	—	7,169

OTHER INCOME (EXPENSES):
Interest income	4,900	720	191	(4,841)	970
Interest expense	(1,748)	(2,068)	(7,306)	4,841	(6,281)
Net gain on foreign exchange	31	662	20,752		21,445
Equity in income of affiliates	15,568		9,109	(24,677)
Other income (loss), net	95	(80)	(337)	9	(313)

Total other (expenses) income	18,846	(766)	22,409	(24,668)	15,821

INCOME BEFORE INCOME TAXES	22,548	356	24,754	(24,668)	22,990
PROVISION FOR FOREIGN INCOME TAXES	(302)		(442)		(744)

NET INCOME	$22,246	$356	$24,312	$(24,668)	$22,246

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(SUCCESSOR COMPANY)
FOR THE THREE MONTHS ENDED JUNE 30, 2003
(In thousands of U.S. Dollars)

		IMPSAT
	Holding	Argentina	Non-Guarantor	Intercompany
	Company	(Guarantor)	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) from operating activities	$2,369	$(2,066)	$(4,356)	$7,649	$3,596
Cash flows provided by (used in) from investing activities	21,947	(1,513)	6,948	(1,212)	26,170
Cash flows provided by (used in) from financing activities	2,802		1,797	(6,437)	(1,838)
Effect of exchange rate change on cash and cash equivalents	(4,476)		4,744		268

Net increase in cash and cash equivalents	22,642	(3,579)	9,133	—	28,196
Cash and cash equivalents at beginning of the period	5,059	8,067	22,439		35,565

Cash and cash equivalents at end of the period	$27,701	$4,488	$31,572	$—	$63,761

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

      Pursuant to our reorganization, we have substantially reduced our outstanding debt and annual interest expense and increased our liquidity. At December 31, 2002, prior to the reorganization, our long-term debt, including current maturities and estimated liabilities subject to Chapter 11 proceedings, aggregated approximately $1.09 billion. Also at December 31, 2002, our total indebtedness aggregated $1.04 billion and our cash, cash equivalents and trading investments totaled $55.6 million. As of June 30, 2003, our total indebtedness was approximately $260.3 million and our cash and cash equivalents totaled approximately $63.8 million. We held no trading investments at June 30, 2003. Our reported net interest expense for 2002 totaled $73.9 million (not including $52.2 million of contractually accrued interest on our unsecured, pre-petition obligations, which, pursuant to the provisions of the Bankruptcy Code, ceased to accrue at and after June 11, 2002, the date of our Chapter 11 filing). As a consequence of our Chapter 11 reorganization, we estimate that our net cash interest expense will be reduced to approximately $15.0 million during 2003.

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

      Global Crossing Insolvency. We are party to a series of agreements with several subsidiaries of Global Crossing Ltd. for the provision of telecommunications services. Pursuant to those agreements, which were initially signed in 1999, we constructed a terrestrial portion of Global Crossing’s South American network between landing points on the Atlantic Ocean in Argentina and the Pacific Ocean in Chile, granted Global Crossing a series of indefeasible rights of use (“IRU”) over ducts and dark fiber on our Broadband Network in Argentina, Brazil and Peru, provided Global Crossing with collocation space and related services in our data centers in Argentina, Brazil, Chile, Venezuela and Peru and provided Global Crossing with maintenance services for their terrestrial fiber optic networks in Latin America. In addition, we acquired IRU and leased capacity on Global Crossing’s South American undersea fiber optic cable system in order to connect our Broadband Network with other parts of Latin America and the world.

      During the second quarter of 2003, we recognized revenues totaling $4.1 million from Global Crossing for the services provided under our agreements with Global Crossing. Of this amount, $3.1 million represented services that were billed on a quarterly basis. During the second quarter of 2003, Global Crossing invoiced us a total of $0.5 million, principally for maintenance services on the IRUs that we have acquired from Global Crossing. In general, invoices under our agreements with Global Crossing are submitted quarterly in advance and are payable 30 days after receipt.

      In January 2002, Global Crossing Ltd. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During August 2002 Global Crossing Ltd. amended its Chapter 11 proceeding to include its subsidiaries that are counterparties to the agreements with us.

      We are engaged in a series of disputes with Global Crossing regarding amounts owed under the various contracts between the parties. Those disputes are currently the subject of various proceedings in Global Crossing’s Chapter 11 proceeding and as part of the disputed claims procedures in our Chapter 11 proceeding. As of June 30, 2003, Global Crossing owed us $6.2 million that we invoiced to them during prior periods. We have recorded a provision for doubtful accounts of $4.3 million against these receivables. We are currently recording as revenue all amounts invoiced to Global Crossing, which are billed quarterly in advance, and are recording a provision for doubtful accounts to cover any portion of such amounts remaining unpaid at the end of that quarter.

      We have disputed a total of $1.5 million that Global Crossing has invoiced us for services through June 30, 2003. The amounts that we owe Global Crossing are principally owed to Global Crossing Bandwidth, Inc., a subsidiary of Global Crossing that is among the Global Crossing parties that have filed for relief under Chapter 11. Certain of these amounts are the subject of disputes and claims in our Chapter 11 proceeding and in Global Crossing’s Chapter 11 proceeding.

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

      The difficulties being experienced by Global Crossing, including Global Crossing’s Chapter 11 proceeding, have had an adverse effect on our financial condition and operations. At a minimum, Global Crossing’s bankruptcy proceedings have caused delays in our efforts to enforce our contracts with Global Crossing. If Global Crossing is unsuccessful in emerging from its Chapter 11 proceedings as a going concern, there is a risk that all of Global Crossing’s contracts with us will be terminated. In the event that Global Crossing emerges successfully from its bankruptcy proceedings but chooses to reject some or all of its contracts with us, any pre-petition damages that we might have in respect of such rejected contracts would be treated as claims in the applicable Global Crossing bankruptcy proceedings, which claims may not realize any meaningful recovery to us. In this regard, as part of its bankruptcy proceedings, Global Crossing has rejected some of its agreements with us, including agreements pursuant to which certain of our operating subsidiaries had agreed to lease to Global Crossing space in our telehouses in Bogota, Colombia, Buenos Aires, Argentina, Caracas, Venezuela and Lima, Peru. Global Crossing has indicated in its filings related to its Chapter 11 proceeding that it would assume certain contracts with us, including the IRUs which Global Crossing has granted us over parts of its network, and may reject some or all of the other agreements that it has with us.

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

      We have entered into agreements with carriers granting IRUs and access to portions of our Broadband Network capacity and infrastructure. Pursuant to some of these agreements, we may receive fixed advance payments for the IRUs and will recognize the revenue from the IRUs ratably over the life of the IRUs. Amounts received in advance (if any) were recorded by the Predecessor Company as deferred revenue. See Note 1 (Financial Restructuring, Petition For Relief Under Chapter 11 And Emergence — Allocation of Reorganization Value) and Note 2 (Summary of Significant Accounting Policies — Revenue Recognition) to our unaudited condensed consolidated financial statements.

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

      Impairment of Long-Lived Assets. We periodically review the carrying amounts of our property, plant, and equipment to determine whether current events or circumstances warrant adjustments to the carrying amounts. As part of this review, we analyze the projected undiscounted cash flows associated with our property, plant, and equipment. Considerable management judgment is required in establishing the assumptions necessary to complete this analysis. Although we believe these estimates to be reasonable, they could vary significantly from actual results and our estimates could change based on market conditions. Variances in results or estimates could cause changes to the carrying value of our assets including, but not limited to, recording additional impairment charges for some of these assets in future periods.

      Basis for Translation. IMPSAT maintains its accounts in U.S. dollars. The accounts of our subsidiaries are maintained in the currencies of the respective countries. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” the accounts of our subsidiaries are translated from local currency amounts to U.S. dollars. The method of translation is determined by the functional currency of our subsidiaries. A subsidiary’s functional currency is defined as the currency of the primary environment in which a subsidiary operates and is determined based on management’s judgment. When a subsidiary’s accounts are not maintained in the functional currency, the financial statements must be remeasured into the functional currency. This involves remeasuring monetary assets and liabilities using current exchange rates and non-monetary assets and liabilities using historical exchange rates. The adjustments generated by remeasurement are included in our condensed consolidated statement of operations.

      When the local currency of a subsidiary is determined to be the functional currency, the statements are translated into U.S. dollars using the current rate method. The adjustments generated by translation using the current rate method are accumulated in an equity account entitled “Accumulated other comprehensive loss” within our consolidated balance sheets.

      These policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during the second quarter of 2003, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during the second quarter of 2003.

Period Comparisons

      As discussed above, under SOP 90-7 fresh start reporting, our consolidated financial statements after the Effective Date are those of a new reporting entity (the “Successor Company”) and certain costs are not comparable to those of our company during pre-Effective Date periods (the “Predecessor Company”). For purposes of this discussion, the three-month period ended June 30, 2003 (for the Successor Company) has been combined with the three-month period ended March 31, 2003 (for the Predecessor Company) and then compared to the six months ended June 30, 2002 (for the Predecessor Company). Differences between periods due to fresh-start accounting adjustments are explained when necessary. The lack of comparability in the accompanying unaudited condensed consolidated financial statements is most apparent in our capital costs (interest expense and depreciation and amortization), as well as long-term indebtedness and reorganization items.

Results of Operations

      The following table summarizes our results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,

	Predecessor Company		Successor Company		Predecessor Company		Combined Results
	2002		2003		2002		2003

	(in thousands and as a percentage of consolidated revenues)
Net revenues:
Net revenues from services:
Broadband and satellite	$44,451	74.9%	$41,781	74.1%	$90,764	74.5%	$83,163	74.0%
Internet	7,269	12.3	5,761	10.2	15,123	12.4	11,494	10.2
Value added services	3,504	5.9	3,852	6.8	7,121	5.8	8,633	7.7
Telephony	3,971	6.7	4,595	8.2	8,317	6.8	8,701	7.7

Total net revenues from services	59,195	99.8	55,989	99.3	121,325	99.6	111,991	99.6
Sales of equipment	146	0.2	385	0.7	429	0.4	459	0.4

Total net revenues	59,341	100.0	56,374	100.0	121,754	100.0	112,450	100.0
Direct costs:
Contracted services	4,966	8.4	4,525	8.0	11,083	9.1	8,650	7.7
Other direct costs	4,800	8.1	7,868	14.0	10,554	8.7	12,564	11.2
Leased capacity	19,508	32.9	17,559	31.1	39,888	32.8	34,966	31.1
Cost of equipment sold	123	0.2	108	0.2	241	0.2	156	0.1

Total direct costs	29,397	49.5	30,060	53.3	61,766	50.7	56,336	50.1
Salaries and wages	12,593	21.2	11,842	21.0	25,635	21.1	22,569	20.1
Selling, general and administrative expenses	7,154	12.1	7,127	12.6	15,389	12.6	12,680	11.3
Gain on extinguishment of debt	(16,367)	(27.6)	(8,793)	(15.6)	(16,367)	(13.4)	(8,793)	(7.8)

	Three Months Ended June 30,				Six Months Ended June 30,

	Predecessor Company		Successor Company		Predecessor Company		Combined Results
	2002		2003		2002		2003

	(in thousands and as a percentage of consolidated revenues)
Depreciation and amortization	23,359	39.4	8,969	15.9	47,268	38.8	28,185	25.1
Interest expense, net	37,731	63.6	5,311	9.4	71,194	58.5	7,020	6.2
Net loss (gain) on foreign exchange	45,065	75.9	(21,445)	(38.0)	52,431	43.1	(31,414)	(27.9)
Reorganization items	5,574	9.4	—	—	5,692	4.7	(726,127)	(645.7)
Other (income) loss, net	(246)	(0.4)	313	0.6	1,704	1.4	(2,468)	(2.2)
Provision for foreign income taxes	711	1.2	744	1.3	1,149	0.9	1,150	1.0

Net (loss) income	$(85,630)	(144.3)%	$22,246	39.5%	$(144,107)	(118.4)%	$753,312	669.9%

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

      Revenues. Our total net revenues for the three and six months ended June 30, 2003 equaled $56.4 million and $112.5 million. This compares to total net revenues of $59.3 million and $121.8 million for the corresponding periods in 2002. Net revenues were composed of net revenues from services and sales of equipment. The decrease in our net revenues was principally due to the continuing adverse economic conditions being experienced throughout Latin America, including the negative impact on these revenues (in U.S. dollar terms) of the devaluation of the Brazilian real during the periods in 2003 as compared to the average exchange rate for this currency during the periods in 2002. The decrease in these revenues was partially offset by the relative appreciation of the Argentine peso during the second quarter of 2003 compared to the same period in 2002. In U.S. dollar terms, our revenues in Argentina and Brazil, which are denominated in local currencies and represent a significant proportion of our consolidated net revenues, generally increase when the currencies in those countries appreciate against the U.S. dollar, and decrease when those currencies depreciate. The following table shows U.S. dollar exchange rates for the currencies of our most significant markets and at the dates indicated:

	December 31,	March 31,	June 30,	December 31,	March 31,	June 30,
Currency	2001	2002	2002	2002	2003	2003

	(exchange rate per U.S.$1.00)
Argentina Peso	1.00	2.85	3.90	3.40	3.00	2.82
Brazil Real	2.41	2.32	2.83	3.53	3.46	2.87

      Our net revenues from services for the three and six months ended June 30, 2003 totaled $56.0 million and $112.0 million, a decrease of $3.2 million (or 5.4%) and $9.3 million (or 7.7%) compared to the corresponding periods in 2002. Our net revenues from services during the second quarter of 2003 included net revenues from:

•	data and value added services, which include satellite and broadband data transmission services, data center services, and other value-added services

•	Internet, which is composed of our Internet backbone access and managed modem services

•	telephony, including local, national and international long-distance services, and

•	services to carriers, which consist of our wholesale services to other telecommunications carriers and related maintenance services to those carriers.

      The following table shows our revenues from services by business lines (after elimination of intercompany transactions) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2003	% change(1)	2002	2003	% change(1)

	(dollar amounts in thousands)
Broadband and satellite	$44,451	$41,781	(6.0)%	$90,764	$83,163	(8.4)%
Internet	7,269	5,761	(20.7)	15,123	11,494	(24.0)
Value added services(2)	3,504	3,852	9.9	7,121	8,633	21.2
Telephony	3,971	4,595	15.7	8,317	8,701	4.6

Total net revenues from services	$59,195	$55,989	(5.4)	$121,325	$111,991	(7.7)

(1)	Percentage increase (decrease) in relevant period 2003 compared to corresponding period in 2002.

(2)	Includes data center services and systems integration and other information technology services.

      The decrease in our net revenues from services in the three and six months ended June 30, 2003 as compared to the corresponding periods in 2002 resulted from lower revenues from satellite and Internet services, which offset the increase in our revenues from broadband, telephony and other value added services.

•	The decrease in our revenues from broadband and satellite services during the second quarter and first half of 2003 in comparison to the same periods in 2002 was due to lower satellite-based services volume.

•	Our revenues from value added services increased in U.S. dollar terms principally because of the appreciation of the Argentine peso during the second quarter of 2003 compared to the same period in 2002.

•	We experienced lower Internet revenues principally because of pricing pressure resulting from competition and adverse economic conditions.

•	Our telephony services revenues increased during the second quarter and first half of 2003 as compared to the same periods in 2002. This increase in our telephony services revenues was due to our increased delivery during the periods in 2003 of switched voice services to corporate customers in Argentina and international call terminations to end-user customers in Peru and the United States.

      We had 2,706 customers as of June 30, 2003, compared to 2,649 customers at December 31, 2002 and 2,854 customers at June 30, 2002. The following table shows the evolution of our customer base as of the dates indicated:

	Number of Customers as of:

	June 30,	December 31,	June 30,
	2002	2002	2003	% Change(1)	% Change(2)

IMPSAT Argentina	1,097	953	918	(16.3)	(3.7)
IMPSAT Colombia	697	678	704	1.0	3.8
IMPSAT Brazil	371	366	386	4.0	5.5
IMPSAT Venezuela	239	215	209	(12.6)	(2.8)
IMPSAT Ecuador	226	216	218	(3.5)	0.9
IMPSAT Mexico	47	24	—	(100.0)	(100.0)
IMPSAT Chile	53	60	102	92.5	70.0
IMPSAT Peru	55	70	88	60.0	25.7
IMPSAT USA	69	67	72	4.3	7.5
Other	—	—	9	—	—

Total	2,854	2,649	2,706	(5.2)	2.2

(1)	Increase (decrease) as of end of second quarter of 2003 compared to end of second quarter of 2002.

(2)	Increase (decrease) as of end of second quarter of 2003 compared to end of 2002.

      We lost a net total of 35 customers in Argentina during the first half of 2003. These losses occurred because of adverse economic conditions in that country and despite our gaining a net total of 32 customers during the second quarter of 2003. The closing of our operations in Mexico during the second quarter of 2003 also served to reduce our total number of customers as compared to the corresponding periods in 2002. During the second quarter of 2003, we did not experience any significant customer losses to our competitors.

      In addition to net revenues from services, our total net revenues for the second quarter and first half of 2003 included revenues from sales of equipment, which totaled $0.4 million and $0.5 million, respectively. This compares to $0.1 million and $0.4 million for the same periods in 2002. Because equipment sales are ancillary to our core business and are generally engaged in by our company only on an opportunistic basis, we are currently unable to predict more than minimal sales of equipment during the remainder of 2003.

      The following table shows by operating subsidiary our revenues from services and total revenues (in each case, including intercompany transactions) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2003	% change(1)	2002	2003	% change(1)

	(dollar amounts in thousands)
IMPSAT Argentina
Services	$14,230	$15,289	7.4%	$30,011	$29,928	(0.3)%
Sale of equipment	43	339	688.4	105	380	261.9

Total	$14,273	$15,628	9.5	$30,116	$30,308	0.6

IMPSAT Colombia
Services	$14,951	$13,581	(9.2)	$30,011	$27,138	(9.6)
Sale of equipment	—	—	—	10	—	(100.0)

Total	$14,951	$13,581	(9.2)	$30,021	$27,138	(9.6)

IMPSAT Brazil
Services	$10,086	$7,826	(22.4)	$20,819	$15,124	(27.4)

Total	$10,086	$7,826	(22.4)	$20,819	$15,124	(27.4)

IMPSAT Venezuela
Services	$7,633	$8,613	12.8	$15,434	$17,551	13.7
Sale of equipment	71	30	(57.7)	125	59	(52.8)

Total	$7,704	$8,643	12.2	$15,559	$17,610	13.2

IMPSAT Ecuador
Services	$4,529	$3,799	(16.1)	$8,743	$7,726	(11.6)
Sale of equipment	—	—	—	105	—	(100.0)

Total	$4,529	$3,799	(16.1)	$8,848	$7,726	(12.7)

IMPSAT Chile
Services	$2,525	$2,279	(9.7)	$4,739	$4,566	(3.7)

Total	$2,525	$2,279	(9.7)	$4,739	$4,566	(3.7)

IMPSAT Peru
Services	2,612	$3,506	34.2	$5,644	$6,716	19.0
Sale of equipment	30	—	(100.0)	81	—	(100.0)

Total	$2,642	$3,506	32.7	$5,725	$6,716	17.3

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2003	% change(1)	2002	2003	% change(1)

	(dollar amounts in thousands)
IMPSAT USA
Services	$9,240	$7,444	(19.4)	$18,857	$15,825	(16.1)
Sale of equipment	—	16	—	—	20	—

Total	$9,240	$7,460	(19.3)	$18,857	$15,845	(16.0)

International Satellite Capacity Holding, Ltd.(2)
Services	$4,132	$3,634	(12.1)	$8,280	$7,294	(11.9)

Total	$4,132	$3,634	(12.1)	$8,280	$7,294	(11.9)

Other Services	$891	$676	(24.1)	$1,885	$1,433	(24.0)
Sale of equipment	2	—	(100.0)	3	—	(100.0)

Total	$893	$676	(24.3)	$1,888	$1,433	(24.1)

(1)	Percentage increase (decrease) in relevant period in 2003 compared to corresponding period in 2002.

(2)	This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries.

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

      Although the Argentine peso gained strength during the first half of 2003 (2.82 pesos = $1.00 at June 30, 2003 compared to 3.40 pesos = $1.00 at December 31, 2002) and the Argentine economy has shown signs of growth in the first half of 2003 as compared to the same period in 2002, the Argentine economy continues to face severe challenges. The Argentine government is currently negotiating with the IMF regarding a medium term assistance program. To date, however, the Argentine government has not reached any agreement with the IMF or other multilateral and official sector lenders to restructure Argentina’s external indebtedness. IMPSAT Argentina’s financial condition and results of operations continue to be severely and negatively impacted by the political and social uncertainty and economic weakness that continue to affect Argentina. The ongoing economic downturn in Argentina has adversely affected many of our customers in that country and caused a number of them to terminate their contracts with us, fail to renew their contracts, reduce the amount of services contracted, or delay their payment of amounts owed to us for services provided. As a consequence of these economic factors, net revenues at IMPSAT Argentina were relatively flat during the periods in 2003. Our total net revenues at IMPSAT Argentina for the three and six months ended June 30, 2003 totaled $15.6 million and $30.3 million, an increase of $1.4 million (or 9.5%) and $0.2 million (or 0.6%) compared to the corresponding periods in 2002.

      IMPSAT Brazil’s revenues from services for the three and six months ended June 30, 2003 totaled $7.8 million and $15.1 million, a decrease of $2.3 million (or 22.4%) and $5.7 million (or 27.4%) compared to the corresponding periods in 2002. Our results in Brazil also were adversely affected during the first half of 2003 as compared to the corresponding period in 2002 by the devaluation of the Brazilian real against the U.S. dollar. At June 30, 2002, the real traded at a rate of R$2.83 = $1.00, and at June 30, 2003 it had depreciated to R$2.87 = $1.00. These and prior devaluations have had a negative effect on our real-denominated revenues. The devaluation of the real and the decline in growth in the Brazilian economy have been caused in part by the continued recession in the region, a general aversion to emerging markets by foreign direct and financial investors and the overall decline in worldwide economic production. In addition, there remains a degree of uncertainty among the international investor community regarding whether Mr. da Silva, who was elected president of Brazil on October 27, 2002, will cause Brazil to alter its policies in a manner that would adversely affect its economy. These conditions have had, and can be expected to continue to have, an adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations. IMPSAT Brazil’s net revenues increased for the second quarter of 2003 compared to the first quarter of 2003 primarily because of the appreciation of the real during the second quarter of 2003 as compared to the first quarter of 2003.

      In Colombia, we recorded revenues from services of $13.6 million and $27.1 million during the three and six months ended June 30, 2003, compared to $15.0 million and $30.0 million for the same periods in 2002.

      Revenues at IMPSAT Venezuela equaled $8.6 million and $17.6 million for the second quarter and first half of 2003, compared to $7.7 million and $15.6 million for the same periods in 2002. On February 12, 2002, Venezuela’s government floated its currency, ending a five-year regime that permitted the bolivar to trade only within a fixed-band against the U.S. dollar. As a result, devaluation of the bolivar occurred. Venezuela has experienced and continues to experience political and economic uncertainty following the attempted military coup staged against that country’s President Hugo Chavez during the first weeks of April 2002 and the labor strikes that commenced in December 2002 and ended two months later. In response to this political and economic turmoil affecting Venezuela, that country’s government imposed foreign exchange and price controls during February 2003, making it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela and to obtain U.S. dollars required to purchase needed telecommunications equipment and repair parts. The continuation or worsening of this crisis in Venezuela could have a material adverse effect on IMPSAT Venezuela’s results of operations and financial condition.

      Direct Costs. Our direct costs for the second quarter and first half of 2003 totaled $30.1 million and $56.3 million, an increase of $0.7 million (or 2.3%) and a decrease of $5.4 million (or 8.8%) compared to the same periods in 2002. Of our total direct costs for the three and six months ended June 30, 2003, $11.6 million and $21.1 million related to the operations of IMPSAT Argentina, compared to $11.2 million and $23.2 million for the corresponding periods in 2002. Direct costs for IMPSAT Brazil totaled $4.5 million and $8.3 million for the three and six months ended June 30, 2003, compared to $5.8 million and $12.8 million for the same periods in 2002. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

      (1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the three and six months ended June 30, 2003, our contracted services costs totaled $4.5 million and $8.7 million, a decrease of $0.4 million (or 8.9%) and $2.4 million (or 22.0%) compared to the same periods in 2002. Of these amounts, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $3.4 million and $6.6 million for the second quarter and first half of 2003 compared to $3.7 million and $8.6 million for the same periods in 2002. Installation costs totaled $1.1 million and $2.1 million for the second quarter and first half of 2003 compared to $1.2 million and $2.5 million during the corresponding periods in 2002. Our installation costs decreased because we had fewer new customers in the first half of 2003 compared to the same period in 2002. Of our total contracted services costs for the second quarter and first half of 2003,

$1.4 million and $2.8 million related to the operations of IMPSAT Argentina, compared to $1.5 million and $3.3 million at IMPSAT Argentina for the same periods in 2002.

      (2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to third-party sales representatives; and our provision for doubtful accounts. We recorded other direct costs of $7.9 million and $12.6 million during the second quarter and first half of 2003, an increase of $3.1 million (or 63.9%) and $2.0 million (or 19.0%) compared to the same periods in 2002.

      Sales commissions paid to third-party sales representatives for the three and six months ended June 30, 2003 totaled $1.6 million and $2.8 million, compared to $1.2 million and $2.6 million for the corresponding periods in 2002. The majority of these commissions related to customers of IMPSAT Argentina.

      We recorded a net provision for doubtful accounts of $2.1 million and $2.6 million for the three and six months ended June 30, 2003, compared to $2.0 million and $5.0 million for the same periods in 2002. At June 30, 2003, approximately 30.2% of our gross trade accounts receivable were past due more than six months compared to 32.3% at June 30, 2002. The average days in quarterly gross trade accounts receivable decreased from 84 days at June 30, 2002 to 79 days at June 30, 2003. The average days in quarterly net trade accounts receivable decreased from 56 days at June 30, 2002 to 48 days at June 30, 2003.

      (3) Leased Capacity. Our leased capacity costs for the three and six months ended June 30, 2002 totaled $17.6 million and $35.0 million, a decrease of $1.9 million (or 10.0%) and $4.9 million (or 12.3%) from the corresponding periods in 2002. This decrease also reflects an overall reduction in costs for interconnection and telephony termination costs and frequency rights (which are components of our leased capacity costs), as described below.

      Our leased satellite capacity costs for the three and six months ended June 30, 2003 totaled $7.1 million and $14.3 million, a decrease of $1.2 million (or 17.5%) and $2.9 million (or 16.7%) from the corresponding periods in 2002. In Argentina, our leased satellite capacity costs totaled $1.9 million and $4.0 million for the three and six months ended June 30, 2003, as compared to $2.1 million and $4.5 million for the same periods in 2002. Our leased satellite capacity costs for IMPSAT Brazil totaled 1.0 million and $1.8 million for the three and six months ended June 30, 2003, as compared to $1.2 million and $2.3 million for the same periods in 2002. We had approximately 753 MHz of leased satellite capacity at June 30, 2003 and 907 MHz at June 30, 2002.

      Our costs for dedicated leased capacity on third-party fiber optic networks totaled $6.9 million and $13.6 million for the second quarter and first half of 2003, an increase of $0.1 million (or 1.4%) and a decrease of $1.3 million (or 8.7%) compared to the corresponding periods in 2002. These costs were incurred principally in Argentina, Colombia and the United States. We will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services.

      In connection with services that we have offered since the effectiveness of our license in Argentina to provide domestic and international long distance services, we incur costs for interconnection and telephony termination (“I&T”) and frequency rights. Our I&T and frequency rights costs totaled $3.6 million and $7.0 million during the second quarter and first half of 2003. These totals are composed of $2.6 million and $5.2 million of I&T costs. This compares to $4.4 million and $7.8 million of I&T and frequency rights costs during the second quarter and first half of 2002 (composed of $3.4 million and $6.2 million of I&T costs). Our I&T costs increased during the second quarter of 2003 compared to such costs for the first quarter of 2003 principally because of the appreciation of the Argentine peso (which resulted in an increase, in U.S. dollar terms, of the amounts paid to interconnect our telephony business in Argentina) and a higher volume of telephony business.

      Our I&T and frequency rights costs in Argentina totaled $1.7 million and $3.3 million during the three and six months ended June 30, 2003. These totals are composed of $1.6 million and $3.1 million of I&T costs. This compares to $2.6 million and $4.3 million of I&T and frequency rights costs for the three and six months ended June 30, 2002 (composed of $2.4 million and $4.0 million of I&T costs).

      (4) Cost of Equipment Sold. In the three and six months ended June 30, 2003, we incurred costs of equipment sold of $0.1 million and $0.2 million, compared to $0.1 million and $0.2 million for the same periods in 2002.

      Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2003 totaled $11.8 million and $22.6 million, a decrease of $0.8 million (or 6.0%) and $3.1 million (or 12.0%), from the same periods in 2002. As a result of the adverse economic conditions experienced in Argentina, Brazil and elsewhere in Latin America, our aggregate number of employees fell from 1,324 at June 30, 2002 to 1,250 at June 30, 2003. Management expects to continue to monitor the size of its total workforce and to make appropriate adjustments if required by financial and competitive circumstances. The decrease in these costs was also due, in part, to the effect on such costs of the period over period relative devaluation of local currencies in Brazil, Colombia and Venezuela.

      IMPSAT Argentina incurred salaries and wages for the three and six months ended June 30, 2003, of $3.1 million and $5.6 million, an increase of $1.1 million (or 57.2%) and $0.8 million (or 16.7%) compared to the same periods in 2002. This increase was due to the quarter over quarter appreciation of the Argentine peso (which increased the U.S. dollar value of our salaries and wages expenses incurred in Argentina). IMPSAT Argentina had 449 employees as of June 30, 2003 as compared to 444 employees as of June 30, 2002.

      IMPSAT Brazil incurred salaries and wages for the three and six months ended June 30, 2003 of $2.4 million and $4.3 million, a decrease of $0.9 million (or 28.2%) and $2.2 million (or 33.4%) over the same periods in 2002. IMPSAT Brazil decreased its number of employees to 211 persons at June 30, 2003, compared to 290 persons at June 30, 2002. In addition to our reduced employee headcount in that country, the decrease in salaries and wages at IMPSAT Brazil during the first half of 2003 as compared to the same period in 2002 is in part related to the period over period relative devaluation of the real against the U.S. dollar, which resulted in a decrease in U.S. dollar terms of our salaries and wages expense in Brazil.

      Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance, telephone and energy expenses

      We incurred SG&A expenses of $7.1 million and $12.7 million for the three and six months ended June 30, 2003, a decrease of $0.1 million (or 0.4%) and $2.7 million (or 17.6%) compared to the same periods in 2002. The decrease in our SG&A expenses narrowed slightly in the second quarter of 2003 compared to the second quarter of 2002 because of a difference between those two quarters in the manner we accounted for legal and professional fees related to our Chapter 11 process. In accordance with GAAP, we accounted for legal and professional fees incurred during, and related to, our chapter 11 proceedings as reorganization items. Following the Effective Date, in accordance with GAAP we are recording these fees as part of our SG&A expenses. The first half 2003 decline in our SG&A expenses is due principally to a decrease in our publicity and promotion costs, the effect of the period over period relative devaluation of local currencies in Brazil, Colombia and Venezuela against the U.S. dollar, and overall cost control measures undertaken by management.

      SG&A expenses at IMPSAT Argentina for the three and six months ended June 30, 2003 totaled $2.2 million and $4.0 million, which represented increases of $0.3 million (or 15.8%) and $0.1 million (or 1.4%), from SG&A expenses incurred by IMPSAT Argentina for the three and six months ended June 30, 2002. SG&A expenses at IMPSAT Brazil for the three and six months ended June 30, 2003 totaled $1.0 million and $2.1 million, compared to $1.3 million and $3.1 million for the same periods in 2002.

      Gain on Extinguishment of Debt. We recorded gains on extinguishment of debt of $8.8 million during the second quarter and first half of 2003, and $16.4 million during the second quarter and first half of 2002. Our gain on extinguishment of debt during the first half of 2003 is attributable to the following:

•	During the second quarter of 2003, we issued a combination of new senior indebtedness totaling $5.4 million ($4.8 million as of June 30, 2003) in aggregate principal amount of new senior secured notes and 6% Senior Guaranteed Convertible Notes due 2011 — Series B, in full settlement of certain vendor financing obligations of IMPSAT Argentina totaling $10.3 million. We recorded a $5.5 million gain on extinguishment of debt as a result of this transaction.

•	During the second quarter of 2003, we extinguished certain indebtedness and recorded a gain on extinguishment of approximately $3.8 million.

      Our gain on extinguishment of debt during the first half of 2002 is attributable to our settlement in full of certain of our vendor financing obligations.

      Depreciation and Amortization. Our depreciation and amortization expenses for the three months (Successor Company) and six months (Predecessor Company and Successor Company combined) ended June 30, 2003 totaled $9.0 million and $28.2 million. This represents a decrease of $14.4 million (or 61.6%) and $19.1 million (or 40.4%) compared to our depreciation and amortization for the corresponding periods in 2002. As the Predecessor Company, we incurred depreciation and amortization for the first quarter of 2003 of $19.2 million, a decrease of $4.7 million (or 19.6%) compared to our depreciation and amortization for the first quarter in 2002.

      Interest Expense, Net. Our net interest expense for the three months (Successor Company) ended June 30, 2003 totaled $5.3 million, consisting of interest expense of $6.3 million and interest income of $1.0 million. Our net interest expense for the six months ended June 30, 2003 (Predecessor Company and Successor Company combined) totaled $7.0 million, consisting of interest expense of $8.2 million and interest income of $1.2 million. Our net interest expense decreased $32.4 million (or 85.9%) and $64.2 million (or 90.1%) for the three and six months ended June 30, 2003 from net interest expense for the same periods in 2002. Our quarter over quarter interest expense decreased principally because of reductions in outstanding indebtedness and contractual interest following the filing of the Plan, the restructuring of our indebtedness (particularly our former 12 1/8% Senior Guaranteed Notes due 2003, 13 3/4% Senior Notes due 2005, and 12 3/8% Senior Notes due 2008 (the “Old Senior Notes”) pursuant to the Plan. As Predecessor Company, our net interest expense for the first quarter of 2003 totaled $1.7 million (consisting of interest expense, including financing costs and taxes, of $1.9 million and interest income of $0.2 million) compared to $33.4 million (consisting of interest expense, including financing costs and taxes, of $33.8 million and interest income of $0.4 million) for the first quarter of 2002.

      Our total indebtedness as of June 30, 2003 (as Successor Company) was $260.3 million, as compared to $1.04 billion as of June 30, 2002 (as Predecessor Company).

      Net Gain (Loss) on Foreign Exchange. We recorded a net gain on foreign exchange for the three and six months ended June 30, 2003 of $21.4 million and $31.4 million, compared to net losses of $45.1 million and $52.4 million for the same periods in 2002. This net gain on foreign exchange reflects the effect of the appreciation during the first half of 2003 (i.e., compared to the end of 2002) of the Argentine peso and the Brazilian real on the book value of our monetary assets and liabilities in Argentina and Brazil.

      IMPSAT Argentina recorded a net gain on foreign exchange for the three and six months ended June 30, 2003 of $0.7 million and $1.2 million, compared to a net losses of $5.7 million and $12.8 million for the same periods in 2002. IMPSAT Brazil recorded a net gain on foreign exchange for the first quarter and second half of 2003 of $21.5 million and $31.1 million, compared to a net losses of $39.0 million and $39.1 million for the same periods in 2002.

      Reorganization Items. We recorded reorganization items or the three months (Successor Company) and six months (Predecessor Company and Successor Company combined) ended June 30, 2003 of zero and $726.1 million. These items included an extraordinary gain on extinguishment of indebtedness pursuant to the

Plan of $728.2 million, reduced by $2.1 million in reorganization expenses (principally professional fees, incurred during the first quarter of 2003 in connection with the negotiation and formation of our Plan and Chapter 11 filing). See “Liquidity and Capital Resources” for management’s estimate of further reorganization expenses to be paid by us during the third quarter of 2003. We recorded reorganization items for the three and six months ended June 30, 2002 (Predecessor Company) of $5.6 million and $5.7 million, which represent costs incurred during those periods in connection with our Plan and Chapter 11 filing. As Predecessor Company, we recorded reorganization items for the first quarter of 2003 of $726.1 million.

      Provision for Foreign Income Taxes. For the three and six months ended June 30, 2003, we recorded a provision for foreign income taxes of $0.7 million and $1.2 million, compared to a provision of $0.7 million and $1.1 million for the same periods in 2002.

      Net Income (Loss). For the three months (Successor Company) and six months (Predecessor Company and Successor Company combined) ended June 30, 2003, we recorded net income of $22.2 million and $753.3 million, compared to net losses of $85.6 million and $144.1 million the same periods in 2002 (Predecessor Company). Our net income for these periods in 2003 was principally due to the effects of the extraordinary gain on extinguishment of indebtedness pursuant to the Plan (as discussed above under “— Reorganization Items”), our gain on extinguishment of debt (as discussed above under “— Gain on Extinguishment of Debt”), and our net gain on foreign exchange. For the second quarter (Successor Company) and first half (Predecessor Company and Successor Company combined) of 2003, we recorded operating income of $7.2 million and $1.5 million, compared to operating income of $3.2 million and an operating loss of $11.9 million for the same periods in 2002 (Predecessor Company). As Predecessor Company, we recorded net income of $731.1 million for the first quarter of 2003, compared to a net loss of $58.5 million the first quarter of 2002.

Liquidity and Capital Resources

      At June 30, 2003, we had total cash and cash equivalents (with no trading investments) of $63.8 million. This compares to our cash, cash equivalents and trading investments of $55.9 million at June 30, 2002, $55.6 million as of December 31, 2002, and $61.9 million at March 31, 2003. During the third quarter of 2003, we expect to pay approximately $0.2 million in cash, including amounts expended to date, in satisfaction of all allowed general unsecured convenience class claims as well as certain fees and expenses relating to our Chapter 11 proceedings and reorganization.

      As of June 30, 2003, approximately $6.4 million of our cash and cash equivalents were held in Venezuelan bolivars by IMPSAT Venezuela (based on the official exchange rate at that date of Bs.1,600 = $1.00). Foreign exchange controls instituted in Venezuela since February 2003 severely limit our ability to repatriate these amounts and any other earnings from our Venezuelan operations. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela. Future devaluations of the Venezuelan bolivar and/or the implementation of stiffer exchange control restrictions in that country could have a material adverse effect on our financial condition and results of operations in Venezuela. See “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

      At June 30, 2003, our total indebtedness as Successor Company was $260.3 million (as compared to $1.04 billion as Predecessor Company at December 31, 2002 and at June 30, 2002), of which $18.0 million represented current portion of long-term debt and $241.9 million represented long-term debt. As a result of the financial restructuring of our Old Senior Notes and the Original Vendor Financing Agreements that accompanied our emergence from Chapter 11 protection, our capital requirements for the remainder of 2003 are projected to be less than our available capital resources. Our capital expenditures budget contemplates that we will need approximately $21.0 million (including amounts spent to date) through the end of 2003 for capital expenditures.

      Although we have emerged from bankruptcy, we remain in default under indebtedness owed to certain creditors who voted against the Plan. Under the Plan, the claims of these creditors were contingent obligations arising under guarantees by us of certain primary indebtedness of our operating subsidiaries. In accordance with the Plan, these holders may receive, in full satisfaction of their contingent guarantee claim (“Post-Effective Date Contingencies”), a pro rata share of the shares of our new common stock issuable to our creditors under the Plan. Notwithstanding our settlement of the Post-Effective Date Contingencies, as a consequence of the occurrence of our Chapter 11 bankruptcy, an event of default has occurred and is continuing with respect to certain of the related primary underlying indebtedness of our operating subsidiaries. These defaults, which relate to indebtedness totaling approximately $13.1 million in outstanding principal amount, give the respective creditors the right to accelerate such indebtedness and seek immediate repayment of all outstanding amounts and accrued interest thereon. We are currently conducting negotiations at the level of our operating subsidiaries with these creditors with a view to rescheduling or otherwise restructuring these defaulted debt obligations. There is no assurance, however, that we will be successful in these negotiations or that we will reach a definitive agreement with these creditors to reschedule or restructure such obligations. Under those circumstances, certain of our operating subsidiaries could be forced to seek protection or liquidate under the bankruptcy laws of their respective jurisdictions.

      As set forth in our condensed consolidated statement of cash flows, our operating activities provided $20.5 million in net cash flow for the first half of 2003, compared to $4.3 million used by operating activities during the corresponding period in 2002. The increase in cash flow from operating activities in the first half of 2003 was primarily due to the effect of the emergence from bankruptcy, the decrease in our operating losses and an increase in accounts payable.

      For the first half of 2003, we generated $14.7 million in net cash flow from investing activities, compared to $4.4 million of net cash flow used by investing activities during the corresponding period in 2002. The increased net cash flow from investing activities was principally due to a decrease in our trading investments of $23.0 million during the period in 2003, compared to a decrease in our trading investments of $3.4 million during the period in 2002, the receipt of proceeds from the sale of our Mexican operations and a decrease in our purchases of property, plant and equipment. During the first half of 2003, we used $4.3 million in net cash flows from financing activities. This compares to $4.6 million in net cash flows used in financing activities during the corresponding period in 2002.

      At June 30, 2003, we had leased satellite capacity with annual rental commitments of approximately $20.8 million through the year 2007. In addition, at June 30, 2003, we had commitments to purchase telecommunications equipment amounting to approximately $2.1 million. As reported in our 2002 Form 10-K, our commitments in respect of IRU purchases under contracts with 360networks and Global Crossing have been terminated. Furthermore, we have leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate. We have committed to long term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, and the United States for approximately $2.2 million per year through 2007. The remainder of the leases are typically under one-year contracts, the early cancellation of which is subject to a fee.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The sections below highlight our exposure to interest rate and foreign exchange rate risks. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at June 30, 2003 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during 2003. We do not hold or issue any market risk sensitive instruments for trading purposes.

      Interest Rate Risk. Our cash and cash equivalents consist of highly liquid investments with a maturity of less than 360 days. As a result of the short-term nature of these instruments, we do not believe that a hypothetical 10% change in interest rates would have a material impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments.

      We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. At June 30, 2003, our floating rate indebtedness totaled approximately $19.0 million. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of June 30, 2003, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would adversely affect our annual interest cost related to our floating rate indebtedness by approximately $0.2 million annually.

	Expected Maturities at June 30,
								Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value

Senior Notes (fixed rate)	$—	$—	$29,628	$29,628	$29,628	$128,485	$217,368	$217,368
Avg. Interest rate			8.45%	8.45%	8.45%	8.45%	8.45%
Term Notes (fixed rate)	$5,293	$7,046	$6,445	$9,981	$926	$—	$29,691	$29,691
Avg. Interest rate	9.73%	9.73%	9.73%	9.73%	9.73%		9.73%
Vendor Financing (variable rate)	$12,728	$66	$66	$—	$—	$—	$12,861	$12,861
Avg. Interest rate	7.44%	7.44%	7.44%				7.44%

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

      During January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at August 11, 2003 was pesos 2.92 = $1.00. These and any further devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. Management is currently unable to predict the most likely average or end-of-period peso/dollar exchange rates for 2003 or provide estimates of the impacts that the changes in Argentine laws, the potential impacts of the currency devaluation and other recent events in Argentina could have on our company’s consolidated results of operation and financial condition. There could occur during 2003 increases to our consolidated results that would result from transaction gains or losses on our dollar-denominated monetary assets and liabilities. Also, operating income reductions could result from the potential impacts on our consolidated revenues from services of the conversion to pesos of contract obligations that were previously tied to the dollar. Potential balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings. Our management is continuing to assess the impact that the events in Argentina could have on our consolidated results of operations and financial condition.

      Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that were mandatorily converted to pesos under the “pesification” decree are to be adjusted pursuant to the CER, an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate completely the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currency and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to the CER or any other consumer price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate risks. At August 11, 2003, the real traded at a rate of R$3.00 = $1.00.

      As discussed above, in response to political and economic turmoil currently affecting Venezuela, that country’s government imposed foreign exchange and price controls during February 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. As of June 30, 2003, approximately $6.4 million of our cash and cash equivalents were held in Venezuelan bolivars by IMPSAT Venezuela. At December 31, 2001, the bolivar traded at a rate of Bs.769.00 = $1.00, at December 31, 2002, it traded at a rate of Bs.1,392.00 = $1.00, and at June 30, 2003, it traded at the rate of approximately Bs.1,600 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls. If the U.S. dollar value of our cash and cash equivalents denominated in bolivars were to decline as a result of the devaluation of the bolivar prior to the time when we were permitted to repatriate these funds, we would recognize a loss.

      Revenues from services from our Argentine operations for the three months ended June 30, 2003 and 2002 represented approximately 27.8% and 24.0% of our total net revenues from services for such periods. Revenues from services from our Brazilian operations for the three months ended June 30, 2003 and 2002 represented approximately 13.9% and 17.0% of our total net revenues from services for such periods. Our revenues from services in Venezuela accounted for 15.3% and 13.0% of our total revenues from services for the three months ended June 30, 2003 and 2002.

Item 4.	Controls and Procedures

      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. On July 25, 2003, as part of its bankruptcy proceedings (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Global Crossing Insolvency), Global Crossing rejected its agreements with us pursuant to which we had agreed to lease to Global Crossing space in our telehouses in Buenos Aires, Argentina, Caracas, Venezuela and Lima, Peru.

Item 2.	Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.	Defaults Upon Senior Securities

      Not applicable.

Item 4.	Submission of Matters to a Vote of Security-Holders

      Not applicable.

Item 5.	Other Information

      On June 30, 2003, Mr. Eddy Zervigon was appointed to our board of directors to fill a vacancy created by the resignation of Mr. Raul Ramirez. Mr. Zervigon, who is 34 years old, will serve a term that will initially expire at our annual stockholders meeting in 2004. Mr. Zervigon is an Executive Director at Morgan Stanley & Co. Incorporated, where he has worked since 1997. Prior to joining Morgan Stanley, Mr. Zervigon worked in the international tax practice of Coopers & Lybrand (now known as PriceWaterhouseCoopers).

Item 6.	Exhibits and Reports on Form 8-K

(a)(1)

Exhibit Index:

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company (filed on March 26, 2003 as Exhibit No. 2.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).
3.2	Restated Bylaws of the Company (filed on March 26, 2003 as Exhibit No. 2.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).
4.1	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 — Series A, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
4.2	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 — Series B, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.2 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
4.3	Disclosure Statement Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

Exhibit
No.	Description

4.4	Plan of Reorganization of the Company Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).
4.5	Order Confirming the Company’s Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated December 16, 2002 (filed on December 19, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).
4.6	Registration Rights Agreement among the Company, IMPSAT Argentina and the securityholders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 4.6 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
4.7	Specimen Common Stock Certificate (filed on March 26, 2003 as Exhibit No. 2.6 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).
4.8	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated as of March 25, 2003 (including form of Warrant) (filed on April 15, 2003 as Exhibit 4.8 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
9.1	2003 Stock Incentive Plan (filed on April 15, 2003 as Exhibit 9.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
10.1†	Global Crossing Framework Agreement (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.2†	Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (Rio de Janeiro), dated as of February 17, 2000 (filed on April 17, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.2: Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (Sao Paolo), dated as of February 17, 2000.
10.3†	TAC Turnkey Construction and IRU Agreement among IMPSAT Argentina, IMPSAT Chile and South American Crossing Ltd. (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.4	Amended and Restated Financing Agreement among IMPSAT Argentina, Nortel Networks Limited, and Deutsche Bank Trust Company Americas and the Lenders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 10.4 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.4: Amended and Restated Financing Agreement between IMPSAT Brazil and Nortel Networks Limited, dated as of March 25, 2003.
10.5	Employment Agreement between Ricardo A. Verdaguer and the Company dated as of March 25, 2003 (filed herewith).
10.6	Employment Agreement between Hector R. Alonso and the Company dated as of March 25, 2003 (filed herewith).
10.7	Letter Agreement between Marcelo Girotti and the Company dated March 25, 2003 (filed herewith). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreements were not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.7: Letter Agreement between Mariano Torre Gomez and the Company dated March 25, 2003; Letter Agreement between Matias Heinrich and the Company dated March 25, 2003; Letter Agreement between Alexander Rivelis and the Company dated March 25, 2003.
21.1	List of subsidiaries of the registrants (incorporated by reference to the “Business — General” section of the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit
No.	Description

32.1	Certification by the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification by the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.

(a)(2) List of Schedules. All schedules for which provision is made in the applicable accounting regulations of the Commission are omitted because they are not applicable, or the information is included in the financial statements included herein.

(b) Reports on Form 8-K. On May 27, 2003, we filed a current report on Form 8-K disclosing our announcement by means of a press release of our results of operations for the fiscal quarter ending March 31, 2003.

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

Date: August 14, 2003