Form 10-Q
period 2003-09-30
IMPSAT FIBER NETWORKS INC
filed 2003-11-14
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2003, the registrant had outstanding 10,100,000 shares of common stock, $0.01 par value.

IMPSAT FIBER NETWORKS, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 (Predecessor Company) and September 30, 2003 (Successor Company)
(In thousands of U.S. Dollars, except share amounts)
(Unaudited)

	Predecessor	Successor
	Company	Company
	December 31,	September 30,
	2002	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,563	$62,645
Trading investments	23,021	1,932
Trade accounts receivable, net	31,012	34,223
Other receivables	16,674	10,048
Prepaid expenses	2,746	3,299
Assets held for disposal		2,808

Total current assets	106,016	114,955

PROPERTY, PLANT AND EQUIPMENT, Net	403,948	318,970

NON-CURRENT ASSETS:
Investments in common stock	86	387
Other non-current assets	10,633	12,127

Total non-current assets	10,719	12,514

TOTAL	$520,683	$446,439

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable — trade	$72,860	$44,612
Current portion of long-term debt	281,680	13,153
Accrued and other liabilities	48,446	27,800

Total current liabilities	402,986	85,565
LONG-TERM DEBT, Net	27,592	244,340
OTHER LONG-TERM LIABILITIES	15,280	13,555
DEFERRED REVENUES	69,918

Total liabilities not subject to compromise	515,776	343,460
LIABILITIES SUBJECT TO COMPROMISE	727,522

Total liabilities	1,243,298	343,460

COMMITMENTS AND CONTINGENCIES (NOTE 13) STOCKHOLDERS’ (DEFICIENCY) EQUITY:
Common Stock, $0.01 par value; 50,000,000 shares authorized, 10,100,000 shares issued and outstanding in 2003 (including 686,000 shares held in the Common Stock Reserve Pool and 150,000 shares held in the 2003 Stock Incentive Plan)		101
Common Stock, $0.01 par value; 300,000,000 shares authorized, 91,428,570 shares issued and outstanding in 2002	914
Additional paid in capital	537,583	96,331
Common stock reserve pool (Note 2)	—	(6,037)
(Accumulated deficit) retained earnings	(1,276,845)	19,205
Deferred stock-based compensation	(4,530)	(1,320)
Accumulated other comprehensive income (loss)	20,263	(5,301)

Total stockholders’ (deficiency) equity	(722,615)	102,979

TOTAL	$520,683	$446,439

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 (PREDECESSOR COMPANY),
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 (SUCCESSOR COMPANY),
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (PREDECESSOR COMPANY) AND
THE THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY)
(In thousands of U.S. Dollars, except per share amounts)
(Unaudited)

	Predecessor	Successor	Predecessor	Predecessor	Successor
	Company	Company	Company	Company	Company

	Three Months Ended		Nine Months	Three Months	Six Months
	September 30,		Ended	Ended	Ended
			September 30,	March 31,	September 30,
	2002	2003	2002	2003	2003

NET REVENUES:
Broadband and satellite	$42,318	$40,754	$133,089	$41,382	$82,534
Internet	6,332	6,199	21,459	5,733	11,960
Value added services	3,408	4,031	10,520	4,781	7,883
Telephony	2,915	4,844	11,231	4,106	9,440
Sales of equipment	335	611	763	74	996

Total net revenues	55,308	56,439	177,062	56,076	112,813

COSTS AND EXPENSES:
Direct costs:
Contracted services	3,491	4,218	14,574	4,125	8,744
Other direct costs	5,378	5,902	15,932	4,696	13,770
Leased capacity	17,417	16,757	57,305	17,407	34,315
Cost of equipment sold	67	245	307	48	353

Total direct costs	26,353	27,122	88,118	26,276	57,182
Salaries and wages	10,852	11,983	36,486	10,727	23,825
Selling, general and administrative	6,669	6,249	22,058	5,553	13,375
Gain on extinguishment of debt		(5,460)	(16,367)		(14,253)
Depreciation and amortization	16,706	10,312	63,974	19,216	19,281

Total costs and expenses	60,580	50,206	194,269	61,772	99,410

Operating (loss) income	(5,272)	6,233	(17,207)	(5,696)	13,403

OTHER INCOME (EXPENSES):
Interest income	436	328	1,963	200	690
Interest expense (contractual interest of $36,899 and $114,385 for the three and nine months ended September 30, 2002, respectively, and $21,801 for the three months ended March 31, 2003 (Predecessor))	(13,455)	(4,493)	(86,176)	(1,909)	(10,165)
Net (loss) gain on foreign exchange	(62,621)	(3,611)	(115,052)	9,969	17,834
Reorganization items	(9,297)		(14,989)	726,127
Other (loss) income, net	(2,103)	(894)	(3,808)	2,781	(1,208)

Total other (expenses) income	(87,040)	(8,670)	(218,062)	737,168	7,151

(LOSS) INCOME BEFORE INCOME TAXES	(92,312)	(2,437)	(235,269)	731,472	20,554
PROVISION FOR FOREIGN INCOME TAXES	(407)	(605)	(1,558)	(406)	(1,349)

NET (LOSS) INCOME	$(92,719)	$(3,042)	$(236,827)	$731,066	$19,205

NET (LOSS) INCOME PER COMMON SHARE:
BASIC AND DILUTED	$(1.01)	$(0.30)	$(2.59)	$8.00	$1.91

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC AND DILUTED	91,429	10,100	91,429	91,429	10,050

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 (PREDECESSOR COMPANY),
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 (SUCCESSOR COMPANY),
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (PREDECESSOR COMPANY) AND
THE THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY)
(In thousands of U.S. Dollars)
(Unaudited)

	Predecessor	Successor	Predecessor	Predecessor	Successor
	Company	Company	Company	Company	Company

	Three Months Ended		Nine Months	Three Months	Six Months
	September 30,		Ended	Ended	Ended
			September 30,	March 31,	September 30,
	2002	2003	2002	2003	2003

NET (LOSS) INCOME	$(92,719)	$(3,042)	$(236,827)	$731,066	$19,205

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	37,247	(1,009)	44,954	(4,097)	(5,547)
Unrealized (loss) gain on investments available for sale	(225)	184	(1,454)	55	246
Recognition of other-than-temporary decline in value of investment	41		857

TOTAL	37,063	(825)	44,357	(4,042)	(5,301)

COMPREHENSIVE (LOSS) INCOME	$(55,656)	$(3,867)	$(192,470)	$727,024	$13,904

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY) AND
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 (SUCCESSOR COMPANY)
(In thousands of U.S. Dollars)
(Unaudited)

				Common	(Accumulated		Accumulated
	Common Stock		Additional	Stock	Deficit)	Deferred	Other
			Paid In	Reserve	Retained	Stock-Based	Comprehensive
	Shares	Amount	Capital	Pool	Earnings	Compensation	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2002 (PREDECESSOR COMPANY)	91,428,570	$914	$537,583		$(1,276,845)	$(4,530)	$20,263	$(722,615)
Amortization of amount paid in excess of carrying value of net assets acquired from related party			142					142
Change in unrealized loss on Investment available for sale							55	55
Foreign currency translation adjustment							(4,097)	(4,097)
Net income for the period					731,066			731,066

BALANCE AT MARCH 31, 2003 (PREDECESSOR COMPANY)	91,428,570	914	537,725		(545,779)	(4,530)	16,221	4,551
Elimination of Predecessor Company stockholder’s equity	(91,428,570)	(914)	(537,725)		545,779	4,530	(16,221)	(4,551)
Issuance of Successor Company common stock	10,000,000	100	95,257	$(6,037)		(1,320)		88,000

BALANCE AT MARCH 31, 2003 (SUCCESSOR COMPANY)	10,000,000	100	95,257	(6,037)	—	(1,320)	—	88,000
Issuance of common stock	100,000	1	1,074					1,075
Unrealized gain on investment available for sale							246	246
Foreign currency translation adjustment							(5,547)	(5,547)
Net income for the period					19,205			19,205

BALANCE AT SEPTEMBER 30, 2003 (SUCCESSOR COMPANY)	10,100,000	$101	$96,331	$(6,037)	$19,205	$(1,320)	(5,301)	$102,979

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 (PREDECESSOR COMPANY),
FOR THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY) AND
FOR SIX MONTHS ENDED SEPTEMBER 30, 2003 (SUCCESSOR COMPANY)
(In thousands of U.S. Dollars)
(Unaudited)

	Predecessor	Predecessor	Successor
	Company	Company	Company

	Nine Months	Three Months	Six Months
	Ended	Ended	Ended
	September 30, 2002	March 31, 2003	September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(236,827)	$731,066	$19,205
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and depreciation	63,974	19,216	19,281
Gain on extinguishment of debt	(16,367)	(728,203)	(14,253)
Stock-based compensation		440
Deferred income tax provision	167	82	312
Provision for doubtful accounts 7,653	515	2,906
Paid-in-kind interest on Senior Notes			6,602
Recognition of other-than-temporary decline in value of investments	857
Loss on sale of assets held for disposal			94
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable, net	14,875	(3,996)	(2,636)
Increase in prepaid expenses	(14)	(950)	397
Decrease (increase) in other receivables and other non-current assets	67,121	(12)	1,883
Increase in accounts payable — trade	45,710	1,584	(14,601)
Increase (decrease) in accrued and other liabilities	81,465	(228)	(5,350)
Decrease in deferred revenues	(3,789)	(1,132)
Decrease in other long-term liabilities	(5,564)	(1,515)	(210)

Net cash provided by operating activities	19,261	16,867	13,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in trading investments	3,245	(3,303)	24,392
Proceeds from sale of assets held for disposal			2,435
Purchases of property, plant and equipment, net of disposals	(12,940)	(8,205)	(7,456)

Net cash (used in) provided by investing activities	(9,695)	(11,508)	19,371

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on short-term debt	(8,323)
Proceeds from long-term debt	1,526
Repayments of long-term debt	(5,894)	(2,464)	(6,046)

Net cash used in financing activities	(12,691)	(2,464)	(6,046)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	615	107	125

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	(2,510)	3,002	27,080
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	35,606	32,563	35,565

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$33,096	$35,565	$62,645

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$16,126	$940	$3,486

Foreign income taxes paid	$1,769	$594	$2,851

CASH PAID DURING THE PERIOD FOR REORGANIZATION ITEMS:
Professional fees and other reorganization payments	$5,692	$1,714	$5,841

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change to unrealized (loss) gain in investment available for sale	$(1,454)	$55	$246

Issuance of common stock in settlement of accounts payable			$1,075

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

      In connection with the Restructuring Term Sheet, on June 11, 2002 (the “Petition Date”), the Holding Company filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Under Chapter 11, certain claims against the Holding Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Holding Company continued business operations as Debtor-in-Possession. These claims are reflected in the December 31, 2002 condensed consolidated balance sheet as “liabilities subject to compromise”.

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

      Although the Holding Company has emerged from bankruptcy, the Company remains in default under indebtedness owed to a creditor who voted against the Plan. Under the Plan, the claims of this creditor was a contingent obligation arising under a guarantee by the Holding Company of certain primary indebtedness of IMPSAT Argentina. Notwithstanding the Company’s emergence from bankruptcy and the extinguishment of Company’s guarantee as a result, an event of default has occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. This default, which relates to indebtedness totaling approximately $8.0 million as of September 30, 2003 in outstanding principal amount, gives the respective creditor the right to accelerate such indebtedness and seek immediate repayment of all outstanding amounts and accrued interest thereon. The Company is currently conducting negotiations at the level of IMPSAT Argentina with this creditor with a view to rescheduling or otherwise restructuring the defaulted debt obligation. There is no assurance, however, that the Company will be successful in these negotiations or that the Company will reach a definitive agreement with this creditor to reschedule or restructure such obligations. Under those circumstances, IMPSAT Argentina could be forced to seek protection or liquidate under Argentine bankruptcy law.

      Following is a summary of the significant transactions consummated on March 25, 2003 under the Plan:

•	issued shares of New Common Stock to holders of the Company’s 13 3/4% Senior Notes due 2005 and 12 3/8% Senior Notes due 2008, (the “2005/2008 Holders”) in full satisfaction of their claims thereunder, including the outstanding principal and all accrued and unpaid interest. The 2005/2008 Holders received their ratable portion of 9.8 million shares of New Common Stock, less an allocation of a ratable number of such shares of New Common Stock to the holders of certain other claims of unsecured creditors of the Holding Company. Under the Plan, the dollar value of such other unsecured claims was determined after the Effective Date based on factors at the level of the Holding Company’s operating subsidiaries. Accordingly, the Plan required the Company to establish on the Effective Date a reserve (the “Common Stock Reserve Pool”) consisting of an estimated portion of such 9.8 million shares of New Common Stock sufficient to enable the Company to make any distributions after the Effective Date on account of such other unsecured claims. To this end, based on the estimated maximum value of the post-Effective Date contingencies and other unsecured claims, the Company and the creditors committee under the Plan determined that the Common Stock Reserve Pool should

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be composed of 686,000 shares of New Common Stock. The 2005/2008 holders have initially received on the Effective Date 9.1 million shares of New Common Stock, net of the Common Stock Reserve Pool. Pursuant to the Plan, any settlements or distributions from the Common Stock Reserve Pool with the holders of other unsecured claims shall be made in accordance with the disputed claims resolution process contained therein. Following the resolution of these claims, the Company will distribute any shares of New Common Stock remaining in the Common Stock Reserve Pool ratably among the 2005/2008 Holders in accordance with the terms of the Plan. Holders of the Company’s pre-Chapter 11 common stock (the “Old Common Stock”) and holders of any other equity interest received no distribution under the Plan. All Old Common Stock and all other equity interests were cancelled on the Effective Date;

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

      As a result of these transactions, as of March 31, 2003, the Company had 10,000,000 shares of new common stock issued and outstanding (including 686,000 shares held in the Common Stock Reserve Pool

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pending the resolution of disputed claims and 150,000 shares of unvested restricted stock issued under the 2003 Stock Incentive Plan).

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effect of the Plan and the resulting fresh-start accounting adjustments on the Company’s consolidated balance sheet as of March 31, 2003, is as follows:

					Elimination of Equity and
	Pre				Fresh Start Adjustments		Post
	Reorganization	Debt	Common	2003			Reorganization
	Balance	Extinguishment	Stock	Stock		Allocation of	Balance
	Sheet	And	Reserve	Incentive	Equity	Reorganization	Sheet
	March 31, 2003	Reorganization	Pool	Plan	Elimination	Value	March 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,565						$35,565
Trading investments	26,324						26,324
Trade accounts receivable, net	34,493						34,493
Other receivables	13,235						13,235
Prepaid expenses	3,696						3,696
Assets held for disposal	5,222					$263	5,485

Total current assets	118,535	—		—	—	263	118,798

PROPERTY, PLANT AND EQUIPMENT, Net	390,674					(72,871)	317,803

NON-CURRENT ASSETS:
Investments in common stock	141						141
Other non-current assets	10,987						10,987

Total non-current assets	11,128	—		—	—	—	11,128

TOTAL	$520,337	$—	$—	$—	$—	$(72,608)	$447,729

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable — trade	$74,444	$(22,442)					$52,002
Current portion of long-term debt	282,474	(258,832)					23,642
Accrued and other liabilities	51,633	(25,137)					26,496

Total current liabilities	408,551	(306,411)		—	—	—	102,140

LONG-TERM DEBT, Net	24,334	219,490					243,824

OTHER LONG-TERM LIABILITIES	13,765						13,765

DEFERRED REVENUES	69,377					$(69,377)	—

LIABILITIES SUBJECT TO
COMPROMISE	727,522	(727,522)					—

Total liabilities	1,243,549	(814,443)			—	(69,377)	359,729

STOCKHOLDERS’ (DEFICIENCY) EQUITY:
Common Stock — old	914				$(914)		—
Common Stock — new		98		$2			100
Additional paid in capital — old	537,725				(537,725)		—
Additional paid in capital — new		86,142	$6,037	1,758		1,320	95,257
Accumulated deficit	(1,273,542)	728,203		(440)	550,330	(4,551)	—
Common stock reserve pool			(6,037)				(6,037)
Deferred stock-based compensation	(4,530)			(1,320)	4,530		(1,320)
Accumulated other comprehensive income	16,221				(16,221)		—

Total stockholders’ (deficiency) equity	(723,212)	814,443	—	—	—	(3,231)	88,000

TOTAL	$520,337	$—	$—	$—	$—	$(72,608)	$447,729

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      These adjustments primarily include the following:

Debt Extinguishment and Reorganization

•	The extinguishment of the Company’s 2005/2008 Senior Notes plus accrued interest in exchange for the issuance of 9.8 million shares of the Company’s new common stock; (including 686,800 shares held in the Common Stock Reserve Pool pending the resolution of disputed claims);

•	The extinguishment of the Company’s 2003 Senior Notes plus accrued interest in exchange for the issuance of $67.5 million in aggregate principal amount of Series A Notes ($60.0 million as of March 31, 2003);

•	The extinguishment of the Company’s Broadband Vendor Financing agreements that voted in favor of the plan plus accrued interest in exchange for the issuance of a combination of $144.0 million in senior indebtedness issued by IMPSAT Argentina and IMPSAT Brazil ($128.0 million as of March 31, 2003), $23.9 million in aggregate principal amount of Series B Notes ($21.2 million as of March 31, 2003) and eight-year warrants to acquire 15.3% in the aggregate of the Company’s new common stock;

Common Stock Reserve Pool

•	The establishment of the Common Stock Reserve Pool of 686,000 shares.

2003 Stock Incentive Plan

•	The issuance of 200,000 shares of the New Common Stock to certain officers of the Company in accordance with the 2003 Stock Incentive Plan, of which 50,000 shares vested immediately upon issuance;

Equity Eliminations

•	The cancellation of all outstanding Old Common Stock and other equity interests and the elimination of all components of stockholders’ deficiency, including paid-in-capital, accumulated deficit, deferred compensation and accumulated other comprehensive income; and

Allocation of Reorganization Value

•	The adjustment to the carrying value of the Company’s property, plant and equipment, based on the Company’s estimates of their relative fair values, which the Company determined in consultation with an external valuation specialist that the Company hired, as follows:

Adjustment to record at fair value	$36,901
Excess of fair value assigned to the net assets acquired over cost	(109,772)

Net adjustment	$(72,871)

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under EITF 01-3; however, the fair value (based on incremental costs incurred to honor the legal performance obligation) was determined during the period ended June 30, 2003, to not be material to the Successor Company’s consolidated balance sheet.

      Going Concern Matters — The Company’s history of losses and default under indebtedness owed to a creditor who voted against the Plan raise substantial doubt about the Company’s ability to continue as a going concern. Management continues its efforts to resolve this default and is in negotiations with the creditor. The condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Holding Company to continue as a going concern and to appropriately use the going concern basis is dependent upon, among other things, (i) the Company’s ability to revise and implement its business plan, (ii) the Company’s ability to achieve profitable operations, and (iii) the Company’s ability to generate sufficient cash from operations to meet its obligations. The condensed consolidated financial statements do not give effect to any adjustments to the carrying values of assets or amounts and classifications of liabilities that might result from the uncertainties described above.

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

      Interim Financial Information — The unaudited condensed consolidated financial statements as of September 30, 2003 and for the six months then ended have been prepared on the basis of fresh-start accounting as described in Note 2. The other interim condensed consolidated financial statements included herein have been prepared on the same basis as the Company’s audited consolidated financial statements for the year ended December 31, 2002. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the remainder of calendar year 2003 or for any future period.

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

      Currency Risks — In early January 2002, as Argentina’s ongoing political and financial crisis deepened, the country defaulted on its massive foreign debt and the government of President Eduardo Duhalde, who entered office on January 1, 2002, abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 at 1.65 pesos

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the U.S. dollar and has been volatile since. At December 31, 2002, and September 30, 2003 the Argentine peso traded at 3.40 and 2.90 pesos to the U.S. dollar, respectively. The devaluation of the Argentine peso will generally affect the Company’s consolidated financial statements by generating foreign exchange gains or losses on dollar-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in the Company’s revenues, costs and expenses in Argentina.

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

      Since the “pesification” decree, an increasing portion of IMPSAT Argentina’s customer contracts and operating cash inflows are denominated in pesos while its debt service payments and a portion of its costs (including capital equipment purchases and payments for certain leased telecommunication capacity) are denominated in U.S. dollars. Accordingly, the Company’s financial condition and results of operations in Argentina are dependent upon IMPSAT Argentina’s ability to generate sufficient pesos (in U.S. dollar terms) to pay its costs, expenses and to satisfy its debt service requirements. There are significant uncertainties regarding the extent and duration of the devaluation and the direction of the fiscal policies in Argentina. Any continued or additional adverse conditions in the Argentine economy, including any further devaluation of the peso or changes in foreign exchange markets or regulations, could have a material adverse effect on IMPSAT Argentina’s and the Company’s overall cash flows, financial condition, and results of operations.

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

      The Company’s results in Brazil also are adversely affected by devaluations of the Brazilian real against the U.S. dollar. At December 31, 2001, the real traded at a rate of R$2.41 = $1.00, and at December 31, 2002 it had depreciated to R$3.53 = $1.00. At September 30, 2003, the real traded at R$2.92 to the U.S. dollar. Devaluations of the real against the U.S. dollar have had a negative effect on the Company’s real-denominated revenues. Economic difficulties in Brazil, including further currency devaluations, could have a material adverse effect on IMPSAT Brazil’s and the Company’s overall financial condition and results of operations.

      In addition, in 2002, the Venezuelan government removed controls over the trading range of the bolivar, allowing the exchange rate to be determined by market conditions. As a result, during 2002, the bolivar decreased in value in relation to the U.S. dollar by approximately 85%. During February 2003, the Venezuelan government imposed exchange rate controls, fixing the bolivar’s value to the U.S. dollar at 1,600 bolivars to the U.S. dollar. These exchange rate controls make it difficult for the Company’s customers in Venezuela to obtain the U.S. dollars needed to make payments due to the Company in U.S. dollars on a timely basis. These exchange controls also limit the Company’s ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. As of September 30, 2003, approximately $5.8 million of the Company’s cash and cash equivalents were held in Venezuela bolivars by IMPSAT Venezuela (translated into U.S. dollars at the fixed exchange rate imposed by the Venezuelan government). Pursuant to the discussions by the AICPA International Practices Task Force during their March 2003 meeting, the Company has used the official government exchange rate of 1,600 bolivars to the U.S. dollar to remeasure the financial statements of IMPSAT Venezuela.

      Cash and Cash Equivalents — Cash and cash equivalents are time deposits or money market funds with original maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

      Revenue Recognition — Revenues from data, value-added telephony, IT solutions and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer. In addition, the Company has entered into, and may enter into in the future, agreements with carriers granting indefeasible rights of use (“IRUs”) and access to portions of the Company’s broadband network capacity and infrastructure. Pursuant to these agreements, the Company may receive fixed advance payments for the IRUs, which would be recognized as revenue ratably over the life of the IRUs. Amounts received in advance are recorded as deferred revenue in the accompanying condensed consolidated balance sheets. The Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC’s views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC’s interpretation of revenue recognition.

      No single customer accounted for greater than 10% of total net revenues from services for the three and nine month periods ended September 30, 2002 and for the three months ended March 31, 2003 and for the six months ended September 30, 2003.

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

      Assets Held for Disposal — During the first quarter of 2003, the Company determined to close its operations in Mexico, and as such reclassified the amounts of assets associated with the operations in Mexico to assets held for disposal. The Company has entered into agreements with various parties to sell the Company’s real estate and other real and personal property in Mexico. During the second quarter of 2003, the Company sold the real estate property in Mexico for $2.4 million to an unrelated third party for cash. The Company continues its efforts to sell its remaining personal property in Mexico and expects to close such transactions in the first quarter of 2004.

      Property, Plant and Equipment — Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	10-25 years
Operating communications equipment	5-10 years
Network infrastructure (including Rights of way)	10-20 years
IRU investments	15 years
Furniture, fixtures and other equipment	2-10 years

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

      Income Taxes — Deferred income taxes result from temporary differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes,which requires the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur.

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

      For purposes of the following pro forma disclosures, the fair value of the options granted in 2003 (see Note 12) was estimated using the minimum value method prescribed by SFAS No. 123, as the Company’s new common stock has not traded since emergence and through the date of the granting of the options. The assumptions used by the Company were as follows: no dividend yield; no volatility; risk-free interest rate of 3%; and an expected term of seven years. Had compensation cost been determined based on the fair value at the date of grant consistent with the requirement of SFAS No. 123, the Company’s net income would have been decreased by approximately $0.2 million and $0.9 million, and basic (and diluted) earnings per share would have decreased by $0.02 and $0.08 per share for the three and six months ended September 30, 2003, respectively. No stock-based compensation cost is reflected in the accompanying condensed consolidated statements of income because all the options granted had an exercise price greater than the market value of the underlying common stock on the date of grant.

      Fair Value of Financial Instruments — The Company’s financial instruments include trading investments, receivables, investments in common stock, payables, short- and long-term debt. The Company’s trading investments and common stock investments were valued at market closing prices at September 30, 2003. The fair value of these investments is presented in Note 4. The fair value of all other financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of September 30, 2003.

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accumulated Other Comprehensive Income (Loss) — Accumulated other comprehensive income (loss) is comprised as follows:

		Unrealized Gain
	Foreign	on Investments
	Currency	Available For
	Translation	Sale	Total

Balance at December 31, 2002 (Predecessor Company)	$20,263	$—	$20,263
Change during the period	(4,097)	55	(4,042)

Balance at March 31, 2003
(Predecessor Company)	16,166	55	16,221
Elimination of Predecessor Company Accumulated Other Comprehensive Income (Loss)	(16,166)	(55)	(16,221)

Balance at March 31, 2003 (Successor Company)	—	—	—
Change during the period	(5,547)	246	(5,301)

Balance at September 30, 2003 (Successor Company)	$(5,547)	$246	$(5,301)

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

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. As the provisions of FIN 45 are

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to be applied prospectively after the adoption date, the Company can not determine the potential effects that the adoption of FIN 45 will have on its condensed consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of APB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. During October 2003, the FASB deferred the effective date of FIN 46 until the end of the first interim or annual period ending after December 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

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

4.     INVESTMENTS

      The Company’s investments consist of the following at December 31, 2002 and September 30, 2003:

	Predecessor Company	Successor Company
	December 31, 2002	September 30, 2003

Trading investments, at fair value	$23,021	$1,932
Investments in common stock	$86	$387

      The Company’s trading investments as of December 31, 2002, consisted of high-quality, short-term investments with maturities of less than 360 days. During the quarter ended June 30, 2003, the Company transferred the funds previously classified as trading investments into a money market fund and reclassified such funds to cash and cash equivalents as of June 30, 2003. During the quarter ended September 30, 2003, IMPSAT Venezuela invested approximately $2.7 million in short-term government bonds. Such investment is classified as trading investments as of September 30, 2003.

      The Company’s investments in common stock at December 31, 2002 and September 30, 2003, included a 3.3% ownership interest in the outstanding common stock of Claxson Interactive Group Inc. (“Claxson”), an integrated media company with operations in Latin America.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     TRADE ACCOUNTS RECEIVABLE

      Trade accounts receivable, by operating subsidiaries, at December 31, 2002 and September 30, 2003, are summarized as follows:

	Predecessor Company	Successor Company
	December 31, 2002	September 30, 2003

IMPSAT Argentina	$27,739	$27,205
IMPSAT Brazil	4,577	6,630
IMPSAT Colombia	3,542	4,605
IMPSAT Venezuela	8,154	6,798
All other countries	10,384	11,141

Total	54,396	56,379
Less: allowance for doubtful accounts	(23,384)	(22,156)

Trade accounts receivable, net	$31,012	$34,223

      The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables is susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customer’s financial history is analyzed.

      The activity for the allowance for doubtful accounts for the years ended December 31, 2002 and for the three months ended March 31, 2003 and for the six months ended September 30, 2003 is as follows:

	Predecessor Company	Predecessor Company	Successor Company
	December 31, 2002	March 31, 2003	September 30, 2003

Beginning balance	$23,782	$23,384	$21,358
Provision for doubtful accounts	13,053	515	2,906
Write-offs, net of recoveries	(4,741)	(1,553)	(2,379)
Effect of exchange rate change	(8,710)	(988)	271

Ending balance	$23,384	$21,358	$22,156

6.     OTHER RECEIVABLES

      Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2002 and September 30, 2003:

	Predecessor Company	Successor Company
	December 31, 2002	September 30, 2003

IMPSAT Argentina	$3,576	$600
IMPSAT Brazil	2,150	2,337
IMPSAT Colombia	3,498	1,756
IMPSAT Venezuela	2,024	2,412
All other countries	5,426	2,943

Total	$16,674	$10,048

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 2002 and September 30, 2003 consist of:

	Predecessor Company	Successor Company
	December 31, 2002	September 30, 2003

Land	$11,238	$10,104
Building and improvements	70,070	33,792
Operating communications equipment	535,394	155,538
Network infrastructure (including rights of way)	167,907	103,475
IRU investments	42,618	19,244
Furniture, fixtures and other equipment	38,824	13,182

Total	866,051	335,335
Less: accumulated depreciation	(465,142)	(19,096)

Total	400,909	316,239
Equipment in transit	2,705	2,501
Works in process	334	230

Property, plant and equipment, net	$403,948	$318,970

      The recap of accumulated depreciation for the year ended December 31, 2002 and for the three months ended March 31, 2003 and for the six months ended September 30, 2003 is as follows:

	Predecessor Company	Predecessor Company	Successor Company
	December 31, 2002	March 31, 2003	September 30, 2003

Beginning balance	$415,718	$465,142	$—
Depreciation expense	82,199	18,654	19,281
Disposals and retirements	(32,775)	(2,394)	(185)
Application of fresh-start reporting		(481,402)

Ending balance	$465,142	$—	$19,096

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

      As part of its arrangements with Global Crossing, the Company agreed to purchase from Global Crossing indefeasible rights of use of capacity valued at not less than $46 million on any of Global Crossing’s fiber optic cable networks worldwide. These rights enable the Company to interconnect the Company’s networks in Argentina and Brazil and give the Company global international access. The Company had purchased approximately $22.3 million under this agreement as of December 31, 2001 and did not purchase any amount during the year ended December 31, 2002 and during the three months ended March 31, 2003 and the six months ended September 30, 2003, respectively. As part of the Holding Company’s emergence from bankruptcy, the Company rejected its obligation to purchase the outstanding balance of $23.7 million in IRUs from Global Crossing as permitted by the Bankruptcy Code.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2002, Global Crossing filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although the Global Crossing subsidiaries to which the Company provides services and infrastructure were not originally included in the Global Crossing’s Chapter 11 filing, during August 2002, Global Crossing amended its Chapter 11 proceeding to include its subsidiaries that are counter parties to the agreements with the Company. As of December 31, 2002, and September 30, 2003, Global Crossing was in default for a total of approximately $3.3 million and $7.7 million, respectively, for services provided under such agreements. The Company has recorded provisions for doubtful accounts of approximately $2.1 million and $5.5 million, respectively, against these receivables.

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

      To link the Company’s Broadband Network to other parts of Latin America and the world, the Company has secured IRU and leased capacity on Global Crossing’s undersea fiber optic cable systems (and associated terrestrial capacity) between the United States and Latin America, including Global Crossing’s South American network. Although Global Crossing has indicated its intention to assume these agreements upon its emergence from bankruptcy, if Global Crossing is unable to successfully reorganize and were to sell or terminate its South American operations as part of its bankruptcy proceedings, it is unclear what rights the Company would have to continue to utilize the IRUs that the Company purchased from Global Crossing. It is possible that the Company’s agreements with Global Crossing would be terminated and the Company would need to seek substitute sources of IRU or other capacity from competing undersea fiber optic systems to link its operations, including the Company’s Broadband Network, to other parts of Latin America and the world. As of September 30, 2003, the unamortized balance of IRU investments acquired from Global Crossing approximated $8.3 million. See also Note 13 for a further description of the Company’s disputes with Global Crossing.

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     LONG TERM DEBT

      The Company’s long-term debt at December 31, 2002 (excluding liabilities subject to compromise as described in Note 10), and at September 30, 2003 is detailed as follows:

	Predecessor Company	Successor Company
	December 31, 2002	September 30, 2003

Series A 6% Senior Guaranteed Notes due 2011.		$61,852
Series B 6% Senior Guaranteed Notes due 2011.		23,443
Senior Secured Notes 10%, maturing 2009.		136,416
Term notes, maturing through 2005; collateralized by buildings and equipment, the assignment of customer contracts and investment; denominated in:
U.S. dollars (interest rates 5.34% to 11.68%)	$11,821	6,001
Local currency (interest rates 12.85%)	19,279	17,830
Eximbank notes (interest rates 3.34% to 3.88%), maturing semiannually through 2007.	18,275	3,770
Vendor financing (3.59% to 11.46%), maturing 2003 to 2005.	259,897	8,181

Total long-term debt	309,272	257,493
Less: current portion including defaulted indebtedness	(281,680)	(13,153)

Long-term debt, net	$27,592	$244,340

      The Company’s Series A, Series B and Senior Secured notes shown above were originally issued in conjunction with effecting the Plan described in Note 2.

      The Series A, Series B and Senior Secured Notes and some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends.

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

      During the second quarter of 2002, the Company extinguished certain of its vendor financing obligations prior to maturity for cash and recorded a gain on extinguishment of approximately $16.4 million. During the three and six months ended September 30, 2003, the Company extinguished certain of its Eximbank notes, and certain of its vendor financing and certain of its accounts payable-trade obligations prior to their maturity for cash and recorded a gain on extinguishment of approximately $ 5.5 million and $8.8 million, respectively.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the second quarter of 2003, the Company issued a combination of new senior secured indebtedness totaling $3.7 million ($3.4 million as of September 30, 2003) and new Series B Notes totaling $1.7 million ($1.6 million as of September 30, 2003) in full settlement of certain vendor financing obligations totaling $10.3 million of IMPSAT Argentina. The Company recorded a $5.5 million gain on extinguishment of debt as a result of the above transaction.

9.     INCOME TAXES

      The composition of the provision for income taxes, all of which is for foreign taxes, for the three and nine months ended June 30, 2002 and the three months ended March 31, 2003 and the three and six months ended September 30, 2003 is as follows:

	Predecessor	Successor	Predecessor	Predecessor	Successor
	Company	Company	Company	Company	Company

	Three Months Ended		Nine Months	Three Months	Six Months
	September 30,		Ended	Ended	Ended
			September 30,	March 31,	September 30,
	2002	2003	2002	2003	2003

Current	$(412)	$(396)	$(1,391)	$(324)	$(1,037)
Deferred	5	(209)	(167)	(82)	(312)

Total	$(407)	$(605)	$(1,558)	$(406)	$(1,349)

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

10.     LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

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

11.     OPERATING SEGMENT INFORMATION

      The Company’s operating segment information, by subsidiary, is as follows for the three and nine months ended September 30, 2002 and 2003:

Three Months Ended September 30,

					All other
2003 Successor Company	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Satellite and Broadband	$8,779	$6,205	$11,854	$7,592	$13,234	$(6,910)	$40,754
Internet	1,834	889	1,178	720	3,295	(1,717)	6,199
Value added services	1,601	962	355	397	1,284	(568)	4,031
Telephony	3,084	8	36		3,314	(1,598)	4,844
Sales of equipment	461		58	23	69		611

Total net revenues	$15,759	$8,064	$13,481	$8,732	$21,196	$(10,793)	$56,439

Operating income (loss)	$3,730	$(1,674)	$2,061	$2,588	$(472)		$6,233

Total assets	$119,444	$110,334	$79,377	$52,670	$84,614		$446,439

					All other
2002 Predecessor Company	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Satellite and Broadband	$8,608	$6,259	$12,866	$6,704	$12,852	$(4,971)	$42,318
Internet	1,585	856	1,132	631	2,703	(575)	6,332
Value added services	1,334	784	187	206	3,777	(2,880)	3,408
Telephony	1,858				1,688	(631)	2,915
Sales of equipment	204	9	5	86	31		335

Total net revenues	$13,589	$7,908	$14,190	$7,627	$21,051	$(9,057)	$55,308

Operating income (loss)	$(4,459)	$(949)	$734	$1,595	$(2,193)		$(5,272)

Total assets	$178,558	$106,938	$88,887	$55,352	$105,272		$535,007

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30,

January 1, 2003 to March 31, 2003					All other
(Predecessor Company)	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Satellite and Broadband	$9,196	$5,504	$12,068	$7,510	$14,432	$(7,328)	$41,382
Internet	1,585	838	1,147	910	2,810	(1,557)	5,733
Value added services	1,157	956	225	518	2,541	(616)	4,781
Telephony	2,701		117		2,439	(1,151)	4,106
Sales of equipment	41			29	4		74

Total net revenues	$14,680	$7,298	$13,557	$8,967	$22,226	$(10,652)	$56,076

Operating income (loss)	$(3,004)	$(2,761)	$(2,729)	$2,459	$339		$(5,696)

Total assets	$124,570	$100,023	$79,925	$45,524	$97,687		$447,729

April 1, 2003 to September 30, 2003					All other
(Successor Company)	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Satellite and Broadband	$18,183	$12,367	$23,918	$15,072	$26,502	$(13,508)	$82,534
Internet	3,401	1,648	2,314	1,485	7,174	(4,062)	11,960
Value added services	2,933	1,863	695	765	2,349	(722)	7,883
Telephony	6,070	12	77		6,439	(3,158)	9,440
Sales of equipment	800		59	52	85		996

Total net revenues	$31,387	$15,890	$27,063	$17,374	$42,549	$(21,450)	$112,813

Operating income (loss)	$4,852	$(3,933)	$4,131	$5,220	$3,133		$13,403

Total assets	$119,444	$110,334	$79,377	$52,670	$84,614		$446,439

January 1, 2002 to September 30, 2002,					All other
(Predecessor Company)	Argentina	Brazil	Colombia	Venezuela	countries	Eliminations	Total

Net Revenues
Satellite and Broadband	$26,920	$22,960	$40,268	$20,064	$39,323	$(16,446)	$133,089
Internet	5,285	3,366	3,379	1,896	10,007	(2,474)	21,459
Value added services	3,913	2,393	548	1,014	11,422	(8,770)	10,520
Telephony	7,279				8,417	(4,465)	11,231
Sales of equipment	309	8	15	211	220		763

Total net revenues	$43,706	$28,727	$44,210	$23,185	$69,389	$(32,155)	$177,062

Operating income (loss)	$(6,078)	$(13,045)	$1,935	$3,601	$(3,620)		$(17,207)

Total assets	$178,558	$106,938	$88,887	$55,352	$105,272		$535,007

12.     STOCKHOLDERS’ EQUITY

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

      In connection with the restricted stock grant above, the Company recorded approximately $1.3 million in stockholders’ equity as deferred compensation (see Note 2) and approximately $0.4 million as compensation expense (see Note 10) on the date of grant. The deferred compensation will be amortized to expense over the vesting period.

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

      Common Stock — On July 18, 2003, pursuant to a subscription agreement as of that date, the Company issued 100,000 shares of its common stock to Houlihan Lokey Howard & Zukin Capital (“Houlihan Lokey”). In consideration of this issuance, Houlihan Lokey agreed not to collect a $1.5 million fee otherwise payable to them for services provided during the Company’s Chapter 11 reorganization. The shares were recorded at the fair value of the stock at the date of the issuance ($10.75). The difference between the amounts due to Houlihan Lokey and the fair value of the common stock issued was recorded as a gain.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     COMMITMENTS AND CONTINGENCIES

      Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $20.2 million through the year 2007. In addition, the Company has committed to long-term contracts for the purchase of terrestrial links from third parties for approximately $2.3 million per year through 2007. The Company has commitments to purchase communications and data center equipment amounting to approximately $3.6 million at September 30, 2003.

      IPO Allocations Class Action — On November 1, 2001, a lawsuit (the “IPO Class Action”) was filed in the United States District Court for the Southern District of New York against the Holding Company, certain individuals who were then officers and directors of the Company, and the underwriters to the Holding Company’s initial public offering (IPO). This lawsuit alleges on behalf of a proposed class of all shareholders that the Holding Company and its underwriters violated various provisions of the securities laws in connection with the IPO in February 2000. Pursuant to the Plan, the plaintiffs in the IPO Class Action received in connection with their claims the assignment of any insurance proceeds that the Holding Company receives in connection with the litigation, but otherwise the claims of the plaintiffs against the Holding Company or any of its other assets, have been discharged as part of the Chapter 11 proceedings.

      Global Crossing — Global Crossing, Ltd. filed for protection under Chapter 11 of the Bankruptcy Code in January 2002, and the Global Crossing subsidiaries to whom the Company provides services and infrastructure, as described below, were included in Global Crossing’s Chapter 11 proceedings during August 2002. The Company is party to a series of agreements with Global Crossing for the provision of telecommunications services. Pursuant to those agreements, the Company constructed a terrestrial portion of Global Crossing’s South American network between landing points on the Atlantic Ocean in Argentina and the Pacific Ocean in Chile, granted Global Crossing a series of indefeasible rights of use (IRU) over ducts and dark fiber on its broadband telecommunication network in Argentina, Brazil and Peru, provided Global Crossing with collocation space and related services in its telehouses in Argentina, Brazil, Chile, Venezuela and Peru and provided Global Crossing with maintenance services for their telecommunications assets in Latin America. In addition, the Company acquired IRU and leased capacity on Global Crossing’s South American undersea fiber optic cable system in order to connect the Broadband Network with other parts of Latin America and the world, See Note 7.

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

      Beginning in the first quarter of 2002, Global Crossing disputed certain of the invoices sent by the Company to its Argentine and Brazilian subsidiaries for collocation and related services in the Company’s telehouses in those countries. On January 15, 2003, the Company filed a motion in the Global Crossing Chapter 11 proceeding seeking an order that Global Crossing either irrevocably reject or assume the telehouse agreements and that Global Crossing make payment of all shortfalls under the telehouse agreements after the respective petition dates of the Global Crossing debtors, through December 31, 2002, in the aggregate amount of approximately $1.1 million, plus interest on the past due amounts, as administrative expense claims. On February 19, 2003, Global Crossing responded to the Company’s motion. Global Crossing denied that it owed any unpaid amounts with respect to the Argentine or Brazilian telehouse agreements. On July 25, 2003, Global Crossing rejected its obligations under the telehouse agreements in Buenos Aires, Argentina, Caracas, Venezuela and Lima, Peru. Such rejections will be effective at specified dates in the fourth quarter of 2003 and first quarter of 2004.

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

14.       GUARANTOR FINANCIAL INFORMATION

      The financial information of IMPSAT Argentina, a guarantor subsidiary of the Holding Company’s new Series A 6% Senior Guaranteed Notes due 2011 and Series B 6% Senior Guaranteed Notes due 2011, as of and for the three and six months ended September 30, 2003 is shown in a separate column in the accompanying consolidating financial information, as follows:

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

(SUCCESSOR COMPANY)
AS OF SEPTEMBER 30, 2003
(In thousands of U.S. Dollars)

		IMPSAT
	Holding	Argentina	Non-Guarantor	Intercompany
	Company	(Guarantor)	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,990	$2,376	$29,279		$62,645
Trading investments			1,932		1,932
Trade accounts receivable, net		15,472	18,751		34,223
Other receivables	112,235	20,325	43,840	$(166,352)	10,048
Prepaid expenses	385	446	3,180	(712)	3,299
Assets held for disposal			2,808		2,808

Total current assets	143,610	38,619	99,790	(167,064)	114,955

PROPERTY, PLANT AND EQUIPMENT, Net		75,247	243,723		318,970

NON-CURRENT ASSETS:
Investments	47,009			(46,622)	387
Other non-current assets		5,578	6,549		12,127

Total non-current assets	47,009	5,578	6,549	(46,622)	12,514

TOTAL	$190,619	$119,444	$350,062	$(213,686)	$446,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$2,316	$24,080	$71,109	$(52,893)	$44,612
Current portion of long-term debt		7,749	5,404		13,153
Accrued and other liabilities	30	14,239	34,812	(21,281)	27,800

Total current liabilities	2,346	46,068	111,325	(74,174)	85,565
LONG-TERM DEBT, Net	85,294	52,121	106,925		244,340
OTHER LONG-TERM LIABILITIES		144	106,817	(93,406)	13,555

Total liabilities	87,640	98,333	325,067	(167,580)	343,460
STOCKHOLDERS’ EQUITY	102,979	21,111	24,995	(46,106)	102,979

TOTAL	$190,619	$119,444	$350,062	$(213,686)	$446,439

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(SUCCESSOR COMPANY)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
(In thousands of U.S. Dollars)

		IMPSAT
	Holding	Argentina	Non-Guarantor	Intercompany
	Company	(Guarantor)	Subsidiaries	Eliminations	Consolidated

NET REVENUES:
Broadband and satellite		$8,779	$38,885	$(6,910)	$40,754
Internet		1,834	6,082	(1,717)	6,199
Value added services		1,601	2,998	(568)	4,031
Telephony		3,084	3,358	(1,598)	4,844
Sales of equipment		461	150		611

Total net revenues		15,759	51,473	(10,793)	56,439

COSTS AND EXPENSES:
Direct costs:
Contracted services		1,462	2,791	(35)	4,218
Other direct costs		2,504	3,398		5,902
Leased capacity		5,488	21,946	(10,677)	16,757
Cost of equipment sold		147	98		245

Total direct costs		9,601	28,233	(10,712)	27,122
Salaries and wages		3,467	8,516		11,983
Selling, general and administrative	$800	2,041	3,489	(81)	6,249
Gain on extinguishment of debt		(5,460)	—		(5,460)
Depreciation and amortization		2,380	7,932		10,312

Total costs and expenses	800	12,029	48,170	(10,793)	50,206

Operating income (loss)	(800)	3,730	3,303	—	6,233

OTHER INCOME (EXPENSES):
Interest income	712	58	261	(703)	328
Interest expense	(815)	(1,563)	(2,818)	703	(4,493)
Net gain (loss) on foreign exchange	14	784	(4,409)		(3,611)
Equity in income of affiliates	(3,291)		—	3,291
Other income (loss), net	1,138	(98)	(1,903)	(31)	(894)

Total other (expenses) income	(2,242)	(819)	(8,869)	3,260	(8,670)

(LOSS) INCOME BEFORE INCOME TAXES	(3,042)	2,911	(5,566)	3,260	(2,437)
PROVISION FOR FOREIGN INCOME TAXES			(605)		(605)

NET INCOME (LOSS)	$(3,042)	$2,911	$(6,171)	$3,260	$(3,042)

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(SUCCESSOR COMPANY)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
(In thousands of U.S. Dollars)

		IMPSAT
	Holding	Argentina	Non-Guarantor	Intercompany
	Company	(Guarantor)	Subsidiaries	Eliminations	Consolidated

NET REVENUES:
Broadband and satellite		$18,183	$77,859	$(13,508)	$82,534
Internet		3,401	12,621	(4,062)	11,960
Value added services		2,933	5,672	(722)	7,883
Telephony		6,070	6,528	(3,158)	9,440
Sales of equipment		800	196		996

Total net revenues		31,387	102,876	(21,450)	112,813

COSTS AND EXPENSES:
Direct costs:
Contracted services		2,881	5,908	(45)	8,744
Other direct costs		6,967	6,803		13,770
Leased capacity		11,178	43,983	(20,846)	34,315
Cost of equipment sold		210	143		353

Total direct costs		21,236	56,837	(20,891)	57,182
Salaries and wages		6,541	17,284		23,825
Selling, general and administrative	$1,786	4,232	7,916	(559)	13,375
Gain on extinguishment of debt	(4,538)	(9,715)			(14,253)
Depreciation and amortization		4,240	15,041		19,281

Total costs and expenses	(2,752)	26,534	97,078	(21,450)	99,410

Operating income (loss)	2,752	4,853	5,798		13,403

OTHER INCOME (EXPENSES):
Interest income	5,612	170	452	(5,544)	690
Interest expense	(2,488)	(3,102)	(10,119)	5,544	(10,165)
Net gain on foreign exchange	18	1,445	16,371		17,834
Equity in income of affiliates	14,599			(14,599)
Other income (loss), net	(986)	(98)	(84)	(40)	(1,208)

Total other (expenses) income	16,755	(1,585)	6,620	(14,639)	7,151

INCOME BEFORE INCOME TAXES	19,507	3,268	12,418	(14,639)	20,554
PROVISION FOR FOREIGN INCOME TAXES	(302)		(1,047)		(1,349)

NET INCOME	$19,205	$3,268	$11,371	$(14,639)	$19,205

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(SUCCESSOR COMPANY)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
(In thousands of U.S. Dollars)

		IMPSAT
	Holding	Argentina	Non-Guarantor	Intercompany
	Company	(Guarantor)	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) from operating activities	$(3,770)	$(790)	$10,145	$8,045	$13,630
Cash flows provided by (used in) from investing activities	26,570	(2,635)	(4,564)		19,371
Cash flows provided by (used in) from financing activities	11,151	(2,266)	(6,886)	(8,045)	(6,046)
Effect of exchange rate change on cash and cash equivalents	(8,020)		8,145		125

Net increase in cash and cash equivalents	25,931	(5,691)	6,840		27,080
Cash and cash equivalents at beginning of the period	5,059	8,067	22,439		35,565

Cash and cash equivalents at end of the period	$30,990	$2,376	$29,279	$—	$62,645

* * * * * *

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Reorganization. As discussed in our prior filings with the Securities and Exchange Commission (“SEC”), on June 11, 2002, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On September 4, 2002, we also filed with the Bankruptcy Court our plan of reorganization (as amended, the “Plan”). By order dated December 16, 2002, the Bankruptcy Court confirmed the Plan. In accordance with the terms of the Plan, we formally emerged from bankruptcy on March 25, 2003 (the “Effective Date”). Pursuant to the Plan, on the Effective Date, all of the shares of our pre-Chapter 11 common stock (the “Old Common Stock”), options for Old Common Stock granted under our stock option plans and any other equity interests were cancelled, retired and eliminated with no consideration paid thereon. We also adopted a new 2003 Stock Incentive Plan and terminated our 1998 Stock Option Plan and our 1999 Stock Option Plan. Also under the Plan, we restructured our obligations with certain holders of our pre-Effective Date indebtedness in the manner described in the Plan. (For a more detailed description of our Chapter 11 restructuring, see the section “Business — Chapter 11 Filing and Emergence” in our 2002 Annual Report on Form 10-K, which we filed with the SEC on April 15, 2003 (the “2002 Form 10-K”)).

      Pursuant to our reorganization, we have substantially reduced our outstanding debt and annual interest expense and increased our liquidity. At December 31, 2002, prior to the reorganization, our long-term debt, including current maturities and estimated liabilities subject to Chapter 11 proceedings, aggregated approximately $1.09 billion. Also at December 31, 2002, our total indebtedness aggregated $1.04 billion and our cash, cash equivalents and trading investments totaled $55.6 million. As of September 30, 2003, our total indebtedness was approximately $257.5 million and our cash, cash equivalents and trading investments totaled approximately $64.6 million. Our reported net interest expense for 2002 totaled $73.9 million (not including $52.2 million of contractually accrued interest on our unsecured, pre-petition obligations, which, pursuant to the provisions of the Bankruptcy Code, ceased to accrue at and after June 11, 2002, the date of our Chapter 11 filing). As a consequence of our Chapter 11 reorganization, we estimate that our net cash interest expense will be reduced to approximately $15.0 million for 2003.

      Upon our emergence from bankruptcy on March 25, 2003, we adopted “fresh start” reporting as required by the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Under SOP 90-7 fresh start reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start reporting is applied. Among other things, this required us to allocate the reorganization value of our reorganized company to its specific tangible and identifiable assets and liabilities. The effect of the reorganization and the implementation of SOP 90-7 fresh start reporting on our condensed consolidated financial statements is discussed in detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Report. As a result of the implementation of SOP 90-7 fresh start reporting, the consolidated financial statements of our company from and after its emergence from bankruptcy are not be comparable to the consolidated financial statements of our company in prior periods.

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

      During the third quarter of 2003, we recognized revenues totaling $3.0 million from Global Crossing for the services provided under our agreements with Global Crossing. During the third quarter of 2003, Global Crossing invoiced us a total of $0.4 million, principally for maintenance services on the IRUs that we have acquired from Global Crossing. In general, invoices under our agreements with Global Crossing are submitted quarterly in advance and are payable 30 days after receipt.

      In January 2002, Global Crossing Ltd. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During August 2002 Global Crossing Ltd. amended its Chapter 11 proceeding to include its subsidiaries that are counterparties to the agreements with us.

      We are engaged in a series of disputes with Global Crossing regarding amounts owed under the various contracts between or among the parties. Those disputes are currently the subject of various proceedings in Global Crossing’s Chapter 11 proceeding and as part of the disputed claims procedures in our Chapter 11 proceeding. As of September 30, 2003, Global Crossing owed us $7.7 million that we invoiced to them during prior periods. We have recorded a provision for doubtful accounts of $5.5 million against these receivables. We are currently recording as revenue all amounts invoiced to Global Crossing, which are billed quarterly in advance, and are recording a provision for doubtful accounts to cover any portion of such amounts remaining unpaid at the end of that quarter.

      We have disputed a total of $1.5 million that Global Crossing has invoiced us for services through September 30, 2003. The amounts that we owe Global Crossing are principally owed to Global Crossing Bandwidth, Inc., a subsidiary of Global Crossing that is among the Global Crossing parties that have filed for relief under Chapter 11. Certain of these amounts are the subject of disputes and claims in our Chapter 11 proceeding and in Global Crossing’s Chapter 11 proceeding.

      Global Crossing’s reorganization plan was confirmed by the U.S. Bankruptcy Court in December 2002. However, Global Crossing is awaiting satisfaction of the conditions to the effectiveness of its plan of reorganization.

      The difficulties being experienced by Global Crossing, including Global Crossing’s Chapter 11 proceeding, have had an adverse effect on our financial condition and operations. In the event that Global Crossing were to reject some or all of its contracts with us, any pre-petition damages that we might have in respect of such rejected contracts would be treated as claims in the applicable Global Crossing bankruptcy proceedings, which claims may not result in any meaningful recovery to us. In this regard, as part of its bankruptcy proceedings, Global Crossing has rejected some of its agreements with us, including agreements pursuant to which certain of our operating subsidiaries had agreed to lease to Global Crossing space in our telehouses in Bogota, Colombia, Buenos Aires, Argentina, Caracas, Venezuela and Lima, Peru. Global Crossing has indicated in its filings related to its Chapter 11 proceeding that it would assume certain contracts with us, including the IRUs which Global Crossing has granted us over parts of its network, and may reject some or all of the other agreements that it has with us.

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

      We have entered into agreements with carriers granting IRUs and access to portions of our Broadband Network capacity and infrastructure. Pursuant to some of these agreements, we may receive fixed advance payments for the IRUs and will recognize the revenue from the IRUs ratably over the life of the IRUs. Amounts received in advance (if any) were recorded by the Predecessor Company as deferred revenue. See Note 2 (Financial Restructuring, Petition For Relief Under Chapter 11 And Emergence — Allocation of Reorganization Value) and Note 3 (Summary of Significant Accounting Policies — Revenue Recognition) to our unaudited condensed consolidated financial statements.

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

      These policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during the third quarter of 2003, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during the third quarter of 2003.

Period Comparisons

      As discussed above, under SOP 90-7 fresh start reporting, our consolidated financial statements after the Effective Date are those of a new reporting entity (the “Successor Company”) and certain costs are not comparable to those of our company during pre-Effective Date periods (the “Predecessor Company”). For purposes of this discussion, the six-month period ended September 30, 2003 (for the Successor Company) has been combined with the three-month period ended March 31, 2003 (for the Predecessor Company) and then compared to the nine months ended September 30, 2002 (for the Predecessor Company). Differences between periods due to fresh-start accounting adjustments are explained when necessary. The lack of comparability in the accompanying unaudited condensed consolidated financial statements is most apparent in our capital costs (interest expense and depreciation and amortization), as well as long-term indebtedness and reorganization items.

Results of Operations

      The following table summarizes our results of operations:

	Three Months Ended September 30,				Nine months Ended September 30,

	Predecessor Company		Successor Company		Predecessor Company		Combined Results
	2002		2003		2002		2003

	(in thousands and as a percentage of consolidated revenues)
Net revenues:
Net revenues from services:
Broadband and satellite	$42,318	76.5%	$40,754	72.2%	$133,089	75.2%	$123,916	73.4%
Internet	6,332	11.4	6,199	11.0	21,459	12.1	17,693	10.5
Value added services	3,408	6.2	4,031	7.1	10,520	6.0	12,664	7.5
Telephony	2,915	5.3	4,844	8.6	11,231	6.3	13,546	8.0

Total net revenues from services	54,973	99.4	55,828	98.9	176,299	99.6	167,819	99.4
Sales of equipment	335	0.6	611	1.1	763	0.4	1,070	0.6

Total net revenues	55,308	100.0	56,439	100.0	177,062	100.0	168,889	100.0
Direct costs:
Contracted services	3,491	6.3	4,218	7.5	14,574	8.2	12,869	7.6
Other direct costs	5,378	9.7	5,902	10.5	15,932	9.0	18,466	10.9
Leased capacity	17,417	31.5	16,757	29.7	57,305	32.4	51,722	30.6
Cost of equipment sold	67	0.1	245	0.4	307	0.2	401	0.2

Total direct costs	26,353	47.6	27,122	48.1	88,118	49.8	83,458	49.4
Salaries and wages	10,852	19.6	11,983	21.2	36,486	20.6	34,552	20.5
Selling, general and administrative expenses	6,669	12.1	6,249	11.1	22,058	12.5	18,928	11.2
Gain on extinguishment of debt	—	—	(5,460)	(9.7)	(16,367)	(9.2)	(14,253)	(8.4)
Depreciation and amortization	16,706	30.2	10,312	18.3	63,974	36.1	38,497	22.8
Interest expense, net	(13,019)	(23.5)	(4,165)	(7.4)	(84,213)	(47.6)	(11,184)	(6.6)
Net (loss) gain on foreign exchange	(62,621)	(113.2)	(3,611)	(6.4)	(115,052)	(65.0)	27,803	16.5
Reorganization items	(9,297)	(16.8)	—	—	(14,989)	(8.5)	726,127	429.9
Other (loss) income, net	(2,103)	(3.8)	(894)	(1.6)	(3,808)	(2.2)	1,573	0.9
Provision for foreign income taxes	(407)	(0.7)	(605)	(1.1)	(1,558)	(0.9)	(1,755)	(1.0)

Net (loss) income	$(92,719)	(167.6)%	$(3,042)	(5.4)%	$(236,827)	(133.8)%	$750,271	444.2%

Three and Nine months Ended September 30, 2003 Compared to Three and Nine months Ended September 30, 2002

      Revenues. Our total net revenues for the three and nine months ended September 30, 2003 equaled $56.4 million and $168.9 million. This compares to total net revenues of $55.3 million and $177.1 million for the corresponding periods in 2002. Our total net revenues for the three months ended June 30, 2003 also totaled $56.4 million. Net revenues were composed of net revenues from services and sales of equipment. The increase in our net revenues during the third quarter of 2003 compared to the same period in 2002 was principally due to the positive impact on these revenues (in U.S. dollar terms) of the relative appreciation of the Argentine peso and the Brazilian real during the third quarter in 2003 as compared to the same quarter in 2002. The average exchange rate for the Argentine peso during the nine months ended September 30, 2003 was 2.98 pesos = $1.00, as compared to 3.02 pesos = $1.00 for the corresponding period in 2002. During the first three quarters of 2003, the average exchange rate for the Brazilian real was R$3.11 = $1.00, as compared to R$2.78 = $1.00 for the corresponding period in 2002.

      In U.S. dollar terms, our revenues in Argentina and Brazil, which are denominated in local currencies and represent a significant proportion of our consolidated net revenues, generally increase when the currencies in those countries appreciate against the U.S. dollar, and decrease when those currencies depreciate. The following table shows U.S. dollar exchange rates for the currencies of these countries at the dates indicated:

	December 31,	March 31,	June 30,	September 30	December 31,	March 31,	June 30,	September 30
Currency	2001	2002	2002	2002	2002	2003	2003	2003

	(exchange rate per U.S.$1.00)
Argentina peso	1.00	2.85	3.90	3.75	3.40	3.00	2.82	2.90
Brazil real	2.41	2.32	2.83	3.84	3.53	3.46	2.87	2.92

      Our net revenues from services for the three and nine months ended September 30, 2003 totaled $55.8 million and $167.8 million, an increase of $0.9 million (or 1.6%) and a decrease of $8.5 million (or 4.8%) compared to the corresponding periods in 2002. Our net revenues from services during the third quarter of 2003 included net revenues from:

•	data and value added services, which include satellite and broadband data transmission services, data center services, and other value-added services

•	Internet, which is composed of our Internet backbone access and managed modem services

•	telephony, including local, national and international long-distance services, and

•	services to carriers, which consist of our wholesale services to other telecommunications carriers and related maintenance services to those carriers.

      The following table shows our revenues from services by business lines for the periods indicated:

	Three Months Ended September 30,			Nine months Ended September 30,

	2002	2003	% change(1)	2002	2003	% change(1)

	(dollar amounts in thousands)
Broadband and satellite	$42,318	$40,754	(3.7)%	$133,089	$123,916	(6.9)%
Internet	6,332	6,199	(2.1)	21,459	17,693	(17.5)
Value added services(2)	3,408	4,031	18.3	10,520	12,664	20.4
Telephony	2,915	4,844	66.2	11,231	13,546	20.6

Total net revenues from services	$54,973	$55,828	1.6	$176,299	$167,819	(4.8)

(1)	Percentage increase (decrease) in relevant period 2003 compared to corresponding period in 2002.

(2)	Includes data center services and systems integration and other information technology services.

      Our relatively flat and lower net revenues from services in the three and nine months ended September 30, 2003, as compared to the corresponding periods in 2002, was due to lower revenues from broadband and satellite and Internet services, which were only partially offset by increases in our revenues from telephony and value added services.

•	The decrease in our revenues from broadband and satellite services during the third quarter and first nine months of 2003 in comparison to the same periods in 2002 was due to lower satellite-based services volume.

•	We experienced lower Internet revenues principally because of pricing pressure resulting from competition and adverse economic conditions.

•	Our revenues from value added services increased in U.S. dollar terms principally because of the appreciation of the Argentine peso during the second and third quarters of 2003 compared to the same periods in 2002.

•	Our telephony services revenues increased during the third quarter and first nine months of 2003 as compared to the same periods in 2002 due to (i) our increased delivery during the periods in 2003 of switched voice services to corporate customers in Argentina and international call terminations to end-user customers in Peru (which more than offset a decline in traffic volume and services in the United States) and (ii) the relative appreciation of the Argentine peso during the second and third quarters of 2003 compared to the same periods in 2002.

      We had 2,790 customers as of September 30, 2003, compared to 2,649 customers at December 31, 2002 and 2,840 customers at September 30, 2002. The following table shows the evolution of our customer base as of the dates indicated:

	Number of Customers as of:

	September 30,	December 31,	September 30,
	2002	2002	2003	% Change(1)	% Change(2)

IMPSAT Argentina	1,103	953	967	(12.3)	1.5
IMPSAT Colombia	698	678	722	3.4	6.5
IMPSAT Brazil	368	366	391	6.3	6.8
IMPSAT Venezuela	216	215	202	(6.5)	(6.0)
IMPSAT Ecuador	221	216	224	1.4	3.7
IMPSAT Mexico	47	24	—	(100.0)	(100.0)
IMPSAT Chile	56	60	104	85.7	73.3
IMPSAT Peru	63	70	100	58.7	42.9
IMPSAT USA	68	67	71	4.4	6.0
Other	—	—	9	—	—

Total	2,840	2,649	2,790	(1.8)	5.3

(1)	Increase (decrease) as of end of third quarter of 2003 compared to end of third quarter of 2002.

(2)	Increase (decrease) as of end of third quarter of 2003 compared to end of 2002.

      We lost a net total of 136 customers in Argentina between the end of the third quarter of 2002 and the end of the third quarter of 2003. These losses occurred because of adverse economic conditions and pricing pressure in Argentina. During the third quarter of 2003 we gained a net total of 49 customers in Argentina, and during the first nine months of 2003 we gained a net total of 14 customers in Argentina. The closing of our operations in Mexico during the second quarter of 2003 also served to reduce our total number of customers as compared to the corresponding periods in 2002.

      In addition to net revenues from services, our total net revenues for the third quarter and first nine months of 2003 included revenues from sales of equipment, which totaled $0.6 million and $1.1 million, respectively. This compares to $0.3 million and $0.8 million for the same periods in 2002. Because equipment sales are ancillary to our core business and are generally engaged in by our company only on an opportunistic basis, we are currently unable to predict more than minimal sales of equipment during the remainder of 2003.

      The following table shows by operating subsidiary our revenues from services and total revenues (in each case, including intercompany transactions) for the periods indicated:

	Three Months Ended September 30,			Nine months Ended September 30,

	2002	2003	% change(1)	2002	2003	% change(1)

	(dollar amounts in thousands)
IMPSAT Argentina
Services	$13,385	$15,298	14.3%	$43,397	$45,226	4.2%
Sale of equipment	204	461	126.0	309	841	172.2

Total	$13,589	$15,759	16.0	$43,706	$46,067	5.4

IMPSAT Colombia
Services	$14,185	$13,423	(5.4)	$44,195	$40,561	(8.2)
Sale of equipment	5	58	1,060.0	15	59	293.3

Total	$14,190	$13,481	(5.0)	$44,210	$40,620	(8.1)

IMPSAT Brazil
Services	$7,899	$8,064	2.1	$28,719	$23,188	(19.3)
Sale of equipment	9	—	(100.0)	8	—	(100.0)

Total	$7,908	$8,064	2.0	$28,727	$23,188	(19.3)

IMPSAT Venezuela
Services	$7,541	$8,709	15.5	$22,974	$26,260	14.3
Sale of equipment	86	23	(73.3)	211	81	(61.6)

Total	$7,627	$8,732	14.5	$23,185	$26,341	13.6

IMPSAT Ecuador
Services	$3,965	$4,209	6.2	$12,725	$11,935	(6.2)
Sale of equipment	—	—	—	88	—	(100.0)

Total	$3,965	$4,209	6.2	$12,813	$11,935	(6.9)

IMPSAT Chile
Services	$2,340	$2,081	(11.1)	$7,079	$6,647	(6.1)

Total	$2,340	$2,081	(11.1)	$7,079	$6,647	(6.1)

IMPSAT Peru
Services	$2,580	$3,655	41.7	$8,224	$10,371	26.1
Sale of equipment	47	—	(100.0)	128	—	(100.0)

Total	$2,627	$3,655	39.1	$8,352	$10,371	24.2

IMPSAT USA
Services	$7,113	$7,351	3.3	$25,970	$23,175	(10.8)
Sale of equipment	—	69	100.0	—	90	100.0

Total	$7,113	$7,420	4.3	$25,970	$23,265	(10.5)

International Satellite Capacity Holding, Ltd.(2)
Services	$4,165	$3,542	(15)	$12,445	$10,836	(12.9)

Total	$4,165	$3,542	(15)	$12,445	$10,836	(12.9)

	Three Months Ended September 30,			Nine months Ended September 30,

	2002	2003	% change(1)	2002	2003	% change(1)

	(dollar amounts in thousands)
Other Services	$1,067	$241	(77.4)	$3,516	$1,721	(51.1)
Sale of equipment	1	—	(100.0)	5	—	(100.0)

Total	$1,068	$241	(77.4)	$3,521	$1,721	(51.1)

(1)	Percentage increase (decrease) in relevant period in 2003 compared to corresponding period in 2002.

(2)	This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries.

      Argentina, which is showing signs of emerging from the economic recession that has affected it since 1999, is our largest market in terms of number of customers and in revenues. In the first weeks of January 2002, Argentina defaulted on its external debt payments and devalued its currency, exacerbating declining commercial confidence and activity and further inflating exorbitant costs of financing for Argentine companies. Although Argentina’s economy has shown signs of recovery during 2003, it continues to experience adverse economic conditions and a lack of access to international capital markets. We are unable to predict whether the conditions affecting the Argentine economy will subside or if future economic developments in Argentina will improve in any significant respect, and it is possible that the Argentine economic and political environment could deteriorate further. The political and economic crises in Argentina, our largest country of operation, will continue to have a materially adverse impact on our financial condition and results of operations.

      Although the Argentine peso gained strength during the first nine months of 2003 (2.90 pesos = $1.00 at September 30, 2003 compared to 3.40 pesos = $1.00 at December 31, 2002) and the Argentine economy has shown signs of growth in the first nine months of 2003 as compared to the same period in 2002, the Argentine economy continues to face severe challenges. IMPSAT Argentina’s financial condition and results of operations continue to be severely and negatively impacted by the political and social uncertainty and economic weakness that continue to affect Argentina. The ongoing economic downturn in Argentina has adversely affected many of our customers in that country and caused a number of them to terminate their contracts with us, fail to renew their contracts, reduce the amount of services contracted, or delay their payment of amounts owed to us for services provided. Notwithstanding these economic factors (and largely due to the average appreciation of the Argentine peso during the first nine months of 2003 compared to the same period in 2002, as discussed above), our net revenues at IMPSAT Argentina increased during the periods in 2003. Our total net revenues from services at IMPSAT Argentina for the three and nine months ended September 30, 2003 totaled $15.3 million and $45.2 million, an increase of $1.9 million (or 14.3%) and $1.8 million (or 4.2%) compared to the corresponding periods in 2002.

      IMPSAT Brazil’s revenues from services for the three and nine months ended September 30, 2003 totaled $8.1 million and $23.2 million, an increase of $0.2 million (or 2.1%) and a decrease of $5.5 million (or 19.3%) compared to the corresponding periods in 2002. IMPSAT Brazil’s results were positively affected during the third quarter of 2003 by a relative appreciation of Brazilian real, on average, compared to the average exchange rate for the same period in 2002. Conversely, although the Brazilian real appreciated steadily during the first three quarters of 2003, IMPSAT Brazil’s results for that period were adversely affected by the relative devaluation of the Brazilian real compared to the average exchange rate during the same period in 2002. At September 30, 2002, the real traded at a rate of R$3.84 = $1.00, and at March 31, 2003 and September 30, 2003 it had appreciated to R$3.46 = $1.00 and R$2.92 = $1.00, respectively. Future or repeated devaluations of the real and the decline in growth in the Brazilian economy could have an adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations.

      In Colombia, we recorded revenues from services of $13.4 million and $40.6 million during the three and nine months ended September 30, 2003, compared to $14.2 million and $44.2 million for the same periods in 2002.

      Revenues at IMPSAT Venezuela equaled $8.7 million and $26.3 million for the third quarter and first nine months of 2003, compared to $7.6 million and $23.2 million million for the same periods in 2002. Venezuela has experienced and continues to experience political and economic uncertainty following the attempted military coup staged against that country’s President Hugo Chavez during the first weeks of April 2002 and the labor strikes that commenced in December 2002 and ended two months later. In response to this political and economic turmoil affecting Venezuela, the Venezuelan government imposed foreign exchange and price controls during February 2003, making it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela and to obtain U.S. dollars required to purchase needed telecommunications equipment and repair parts. The continuation or worsening of this crisis in Venezuela could have a material adverse effect on IMPSAT Venezuela’s results of operations and financial condition.

      Direct Costs. Our direct costs for the third quarter and first nine months of 2003 totaled $27.1 million and $83.5 million, an increase of $0.8 million (or 2.9%) and a decrease of $4.7 million (or 5.3%) compared to the same periods in 2002. Of our total direct costs for the three and nine months ended September 30, 2003, $9.6 million and $30.7 million related to the operations of IMPSAT Argentina, compared to $9.4 million and $32.6 million for the corresponding periods in 2002. Direct costs for IMPSAT Brazil totaled $4.0 million and $12.3 million for the three and nine months ended September 30, 2003, compared to $4.4 million and $17.2 million for the same periods in 2002. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

      (1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the three and nine months ended September 30, 2003, our contracted services costs totaled $4.2 million and $12.9 million, an increase of $0.7 million (or 20.8%) and a decrease of $1.7 million (or 11.7%) compared to the same periods in 2002. Of these amounts, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $3.0 million and $9.5 million for the third quarter and first nine months of 2003 compared to $2.6 million and $11.5 million for the same periods in 2002. Installation costs totaled $1.3 million and $3.3 million for the third quarter and first nine months of 2003 compared to $1.0 million and $3.5 million during the corresponding periods in 2002.

      (2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to third-party sales representatives; and our provision for doubtful accounts. We recorded other direct costs of $5.9 million and $18.5 million during the third quarter and first nine months of 2003, an increase of $0.5 million (or 9.7%) and $2.5 million (or 15.9%) compared to the same periods in 2002.

      Sales commissions paid to third-party sales representatives for the three and nine months ended September 30, 2003 totaled $1.6 million and $4.4 million, compared to $1.2 million and $3.8 million for the corresponding periods in 2002. The majority of these commissions related to customers of IMPSAT Argentina.

      We recorded a net provision for doubtful accounts of $0.8 million and $3.4 million for the three and nine months ended September 30, 2003, compared to $2.6 million and $7.7 million for the same periods in 2002. At September 30, 2003, approximately 31.6% of our gross trade accounts receivable were past due more than six months compared to 37.3% at September 30, 2002. The average days in quarterly gross trade accounts receivable decreased from 85 days at September 30, 2002 to 79 days at September 30, 2003. The average days in quarterly net trade accounts receivable decreased from 58 days at September 30, 2002 to 48 days at September 30, 2003.

      (3) Leased Capacity. Our leased capacity costs for the three and nine months ended September 30, 2002 totaled $16.8 million and $51.7 million, a decrease of $0.7 million (or 3.8%) and $5.6 million (or 9.7%) from the corresponding periods in 2002. This decrease also reflects an overall reduction in interconnection and telephony termination costs and frequency rights (which are components of our leased capacity costs), as described below.

      Our leased satellite capacity costs for the three and nine months ended September 30, 2003 totaled $6.5 million and $20.9 million, a decrease of $0.6 million (or 8.1%) and $3.5 million (or 14.2%) from the corresponding periods in 2002. In Argentina, our leased satellite capacity costs totaled $1.6 million and $5.5 million for the three and nine months ended September 30, 2003, as compared to $1.7 million and $6.1 million for the same periods in 2002. Our leased satellite capacity costs for IMPSAT Brazil totaled $0.8 million and $2.6 million for the three and nine months ended September 30, 2003, as compared to $0.9 million and $3.2 million for the same periods in 2002. We had approximately 734 MHz of leased satellite capacity at September 30, 2003 and 895 MHz at September 30, 2002.

      Our costs for dedicated leased capacity on third-party fiber optic networks totaled $6.1 million and $17.3 million for the third quarter and first nine months of 2003, an increase of $0.3 million (or 5.4%) and a decrease of $2.2 million (or 11.4%) compared to the corresponding periods in 2002. These costs were incurred principally in Argentina, Colombia and the United States. We will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services.

      In connection with services that we have offered since the effectiveness of our license in Argentina to provide domestic and international long distance services, we incur costs for interconnection and telephony termination (“I&T”) and frequency rights. Our I&T and frequency rights costs totaled $3.5 million and $10.5 million during the third quarter and first nine months of 2003. These totals are composed of $2.6 million and $7.6 million of I&T costs. This compares to $3.9 million and $11.7 million of I&T and frequency rights costs during the third quarter and first nine months of 2002 (composed of $3.0 million and $9.2 million of I&T costs).

      (4) Cost of Equipment Sold. In the three and nine months ended September 30, 2003, we incurred costs of equipment sold of $0.2 million and $0.4 million, compared to $0.1 million and $0.3 million for the same periods in 2002.

      Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2003 totaled $12.0 million and $34.6 million, an increase of $1.1 million (or 10.4%) and a decrease of $1.9 million (or 5.3%), from the same periods in 2002. As a result of the adverse economic conditions experienced in Argentina, Brazil and elsewhere in Latin America, our aggregate number of employees fell from 1,331 at September 30, 2002 to 1,264 at September 30, 2003. Management expects to continue to monitor the size of its total workforce and to make appropriate adjustments if required by financial and competitive circumstances. The decrease in these costs during the nine-month period in 2003 was also due, in part, to the effect on such costs of the period over period relative devaluation of local currencies in Brazil, Colombia and Venezuela compared to the average exchange rates of those currencies for the same period in 2002. The third quarter 2003 increase in these costs was principally due to the impact (in U.S. dollar terms) of the relative appreciation of the Argentine peso and the Brazilian real during the third quarter in 2003 as compared to the same quarter in 2002.

      IMPSAT Argentina incurred salaries and wages for the three and nine months ended September 30, 2003 of $3.5 million and $9.1 million, an increase of $1.5 million (or 74.9%) and $2.3 million (or 33.7%) compared to the same periods in 2002. This increase was due to the quarter over quarter appreciation of the Argentine peso (which increased the U.S. dollar value of our salaries and wages expenses incurred in Argentina). IMPSAT Argentina had 300 employees as of September 30, 2003 as compared to 320 employees as of September 30, 2002.

      IMPSAT Brazil incurred salaries and wages for the three and nine months ended September 30, 2003 of $2.3 million and $6.6 million, unchanged compared to the third quarter of 2002 and a decrease of $2.2 million (or 24.7%) compared to the same nine-month period in 2002. IMPSAT Brazil decreased its number of employees to 212 persons at September 30, 2003, compared to 287 persons at September 30, 2002. In addition to our reduced employee headcount in that country, the decrease in salaries and wages at IMPSAT Brazil during the first nine months of 2003 as compared to the same period in 2002 is in part related to the relative devaluation of the real against the U.S. dollar (compared to the average exchange rate for the same period in 2002), which resulted in a decrease in U.S. dollar terms of our salaries and wages expense in Brazil.

      Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance, telephone and energy expenses

      We incurred SG&A expenses of $6.3 million and $18.9 million for the three and nine months ended September 30, 2003, a decrease of $0.4 million (or 6.3%) and $3.1 million (or 14.2%) compared to the same periods in 2002. The decline in our SG&A expenses for the first nine months of 2003 is due principally to a decrease in our publicity and promotion costs, the effect of the period over period relative devaluation of local currencies in Brazil, Colombia and Venezuela against the U.S. dollar, and overall cost control measures undertaken by management.

      SG&A expenses at IMPSAT Argentina for the three and nine months ended September 30, 2003 totaled $2.0 million and $6.0 million, which represented increases of $0.6 million (or 40.0%) and $0.6 million (or 11.8%), from SG&A expenses incurred by IMPSAT Argentina for the three and nine months ended September 30, 2002. SG&A expenses at IMPSAT Brazil for the three and nine months ended September 30, 2003 totaled $0.9 million and $3.1 million, compared to $1.5 million and $4.6 million for the same periods in 2002.

      Gain on Extinguishment of Debt. We recorded gains on extinguishment of debt of $5.5 million and $14.3 million during the third quarter and first nine months of 2003, compared to zero and $16.4 million during the corresponding periods in 2002. Our gain on extinguishment of debt during these three- and nine-month periods in 2003 is attributable to our settlement in full of certain of our operating subsidiary vendor financing obligations that were not resolved as part of the Plan. We do not anticipate any further substantial restructuring of our subsidiary or other indebtedness in the foreseeable future and, therefore, do not expect to generate any significant gain, if at all, on extinguishment of debt during future periods.

      Depreciation and Amortization. Our depreciation and amortization expenses for the three months (Successor Company) and nine months (Predecessor Company and Successor Company combined) ended September 30, 2003 totaled $10.3 million and $38.5 million. This represents a decrease of $6.4 million (or 38.3%) and $25.5 million (or 39.8%) compared to our depreciation and amortization for the corresponding periods in 2002. The decrease in depreciation and amortization is primarily due to the reduction of the dollar value of our depreciable fixed asset base in connection with our Chapter 11 reorganization.

      Interest Expense, Net. Our net interest expense for the three months (Successor Company) ended September 30, 2003 totaled $4.2 million, consisting of interest expense of $4.5 million and interest income of $0.3 million. Our net interest expense for the nine months ended September 30, 2003 (Predecessor Company and Successor Company combined) totaled $11.2 million, consisting of interest expense of $12.1 million and interest income of $1.0 million. Our net interest expense decreased $8.9 million (or 68.0%) and $73.0 million (or 86.7%) for the three and nine months ended September 30, 2003 from net interest expense for the same periods in 2002. Our quarter over quarter interest expense decreased principally because of reductions in outstanding indebtedness and contractual interest following the filing of the Plan and the restructuring of our indebtedness (particularly our former 12 1/8% Senior Guaranteed Notes due 2003, 13 3/4% Senior Notes due 2005, and 12 3/8% Senior Notes due 2008 (the “Old Senior Notes”)) pursuant to the Plan.

      Our total indebtedness as of September 30, 2003 (as Successor Company) was $257.5 million, as compared to $961.5 million as of September 30, 2002 (as Predecessor Company).

      Net (Loss) Gain on Foreign Exchange. We recorded a net loss on foreign exchange for the three months ended September 30, 2003 of $3.6 million and a net gain on foreign exchange for the nine months ended September 30, 2003 of $27.8 million. This compares to net losses on foreign exchange of $62.6 million and $115.1 million for the same periods in 2002. The net gain on foreign exchange for the nine months ended

September 30, 2003 reflects the effect of the appreciation during those nine months (i.e., compared to the end of 2002) of the Argentine peso and the Brazilian real on the book value of our monetary assets and liabilities in Argentina and Brazil.

      IMPSAT Argentina recorded a net gain on foreign exchange for the three and nine months ended September 30, 2003 of $0.8 million and $2.0 million, compared to a net gain for the third quarter of 2002 of $1.1 million, and net loss for the first nine months of 2002 of $11.7 million. IMPSAT Brazil recorded a net loss on foreign exchange for the third quarter of 2003 of $5.2 million and a net gain on foreign exchange first nine months of 2003 of $25.9 million, compared to net losses of $66.0 million and $105.1 million for the same periods in 2002.

      Reorganization Items. We recorded reorganization items for the three months (Successor Company) and nine months (Predecessor Company and Successor Company combined) ended September 30, 2003 of zero and $726.1 million. These items included an extraordinary gain on extinguishment of indebtedness pursuant to the Plan of $728.2 million, reduced by $2.1 million in reorganization expenses (principally professional fees, incurred during the first quarter of 2003 in connection with the negotiation and formation of our Plan and Chapter 11 filing). We recorded reorganization items for the three and nine months ended September 30, 2002 (Predecessor Company) of $9.3 million and $15.0 million, which represent costs incurred during those periods in connection with our Plan and Chapter 11 filing.

      Provision for Foreign Income Taxes. For the three and nine months ended September 30, 2003, we recorded a provision for foreign income taxes of $0.6 million and $1.8 million, compared to a provision of $0.4 million and $1.6 million for the same periods in 2002.

      Net Income (Loss). For the three months (Successor Company) ended September 30, 2003 we recorded a net loss of $3.0 million, and for the nine months (Predecessor Company and Successor Company combined) ended September 30, 2003 we recorded net income of $750.3 million. This compares to net losses of $92.7 million and $236.8 million for the same periods in 2002 (Predecessor Company). Our reduced net losses and net income for the periods in 2003 were principally due to the effects of the extraordinary gain on extinguishment of indebtedness pursuant to the Plan (as discussed above under “— Reorganization Items”), and our gain on extinguishment of debt (as discussed above under “— Gain on Extinguishment of Debt”). For the third quarter (Successor Company) and first nine months (Predecessor Company and Successor Company combined) of 2003, we recorded operating income of $6.2 million and $7.7 million, compared to operating losses of $5.3 million and $17.2 million for the same periods in 2002 (Predecessor Company).

Liquidity and Capital Resources

      At September 30, 2003, we had total cash, cash equivalents and trading investments of $64.6 million. This compares to our cash, cash equivalents and trading investments of $59.2 million at September 30, 2002, $55.6 million as of December 31, 2002, and $63.8 million (with zero trading investments) at June 30, 2003.

      As of September 30, 2003, approximately $5.8 million of our cash and cash equivalents were held in Venezuelan bolivars by IMPSAT Venezuela (based on the official exchange rate at that date of Bs.1,600 = $1.00). Foreign exchange controls instituted in Venezuela since February 2003 severely limit our ability to repatriate these amounts and any other earnings from our Venezuelan operations. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela. Future devaluations of the Venezuelan bolivar and/or the implementation of stiffer exchange control restrictions in that country could have a material adverse effect on our financial condition and results of operations in Venezuela. See “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

      At September 30, 2003, our total indebtedness as Successor Company was $257.5 million (as compared to $1.04 billion as Predecessor Company at December 31, 2002 and $961.5 million as Predecessor Company at September 30, 2002), of which $13.2 million represented current portion of long-term debt and $244.3 million represented long-term debt. Our capital expenditures budget contemplates that we will need approximately $19.0 million (including amounts spent to date) through the end of 2003 for capital expenditures.

      Although we have emerged from bankruptcy, we remain in default under indebtedness owed to one creditor who voted against the Plan. Under the Plan, the claims of that creditor were contingent obligations arising under guarantees by us of certain primary indebtedness of IMPSAT Argentina. This default, which relates to indebtedness totaling approximately $8.0 million in outstanding principal amount, gives the creditor the right to accelerate such indebtedness and seek immediate repayment of all outstanding amounts and accrued interest thereon. There is no assurance that we will be successful in reaching a definitive agreement with this creditor to reschedule or restructure such obligations.

      Under those circumstances, IMPSAT Argentina could be forced to seek protection or liquidate under the bankruptcy laws of Argentina.

      As set forth in our condensed consolidated statement of cash flows, our operating activities provided $30.5 million in net cash flows for the first nine months of 2003, compared to $19.3 million provided by operating activities during the corresponding period in 2002.

      For the first nine months of 2003, we generated $7.9 million in net cash flows from investing activities, compared to $9.7 million of net cash flows used by investing activities during the corresponding period in 2002. The increased net cash flows from investing activities was principally due to the receipt of proceeds from the sale of our Mexican operations and the decrease in our trading investments (a decrease of $21.1 million during the period in 2003, compared to a decrease of $3.2 million during the period in 2002). During the first nine months of 2003, we used $8.5 million in net cash flows from financing activities. This compares to $12.7 million in net cash flows used in financing activities during the corresponding period in 2002.

      At September 30, 2003, we had leased satellite capacity with annual rental commitments of approximately $20.2 million through the year 2007. In addition, at September 30, 2003, we had commitments to purchase telecommunications equipment amounting to approximately $3.6 million. As reported in our 2002 Form 10-K, our commitments in respect of IRU purchases under contracts with 360 networks and Global Crossing have been terminated. Furthermore, we have leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate. We have committed to long term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, and the United States for approximately $2.3 million per year through 2007. The remainder of the leases are typically under one-year contracts, the early cancellation of which is subject to a fee.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The sections below highlight our exposure to interest rate and foreign exchange rate risks. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at September 30, 2003 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during 2003. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

      We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. At September 30, 2003, our floating rate indebtedness totaled approximately $16 million. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of September 30, 2003, a hypothetical 100 basis point increase in the London

Interbank Offered Rate (LIBOR) would adversely affect our annual interest cost related to our floating rate indebtedness by approximately $0.2 million annually.

	Expected Maturities at September 30,
								Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value

	(dollar amounts in thousands)
Senior Notes (fixed rate)	$—	$—	$30,315	$30,315	$30,315	$130,766	$221,711	$221,711
Avg. Interest rate	—	—	8.46%	8.46%	8.46%	8.46%	8.46%	—
Term Notes (fixed rate)	$5,104	$2,417	$7,733	$11,421	$926	—	$27,601	$27,601
Avg. Interest rate	12.73%	12.73%	12.73%	12.73%	12.73%	12.73%	12.73%	—
Vendor Financing (variable rate)	$8,050	$131	—	—	—	—	$8,181	$8,181
Avg. Interest rate	10.06%	10.06%	10.06%	10.06%	10.06%	10.06%	10.06%	—

      Foreign Currency Risk. A substantial portion of our costs, including lease payments for certain satellite transponder and fiber optic capacity, purchases of capital equipment, and payments of interest and principal on our indebtedness, is payable in U.S. dollars. To date, we have not entered into hedging or swap contracts to address currency risks because our contracts with our customers, except in Brazil, generally have provided for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. These contractual provisions are structured to reduce our risk if currency exchange rates fluctuate. However, given that the exchange rate is generally set at the date of invoicing and that in some cases we experience substantial delays in collecting receivables, we are exposed to some exchange rate risk.

      During January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at November 10, 2003 was pesos 2.85 = $1.00. These and any further devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. Management is currently unable to predict the most likely average or end-of-period peso/dollar exchange rates for 2003 or provide estimates of the impacts that the changes in Argentine law, the potential impacts of the currency devaluation and other recent events in Argentina could have on our company’s consolidated results of operation and financial condition. There could occur during 2003 increases to our consolidated results that would result from transaction gains or losses on our dollar-denominated monetary assets and liabilities. Also, operating income reductions could result from the potential impacts on our consolidated revenues from services of the conversion to pesos of contract obligations that were previously tied to the dollar. Potential balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings. Our management is continuing to assess the impact that the events in Argentina could have on our consolidated results of operations and financial condition.

      Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that were mandatorily converted to pesos under the “pesification” decree are to be adjusted pursuant to the CER, an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate completely the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currency and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to the CER or any other consumer price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate risks. At November 10, 2003, the real traded at a rate of R 2.88 = $1.00.

      As discussed above, in response to political and economic turmoil currently affecting Venezuela, that country’s government imposed foreign exchange and price controls during February 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. As of September 30, 2003, approximately $5.8 million of our cash and cash equivalents were held in Venezuelan bolivars by IMPSAT Venezuela. At December 31, 2001, the bolivar traded at a rate of Bs.769.00 = $1.00, at December 31, 2002, it traded at a rate of Bs.1,392.00 = $1.00, and at September 30, 2003, it traded at the rate of approximately Bs.1,600 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls. If the U.S. dollar value of our cash and cash equivalents denominated in bolivars were to decline as a result of the devaluation of the bolivar prior to the time when we were permitted to repatriate these funds, we would recognize a loss.

      Net revenues from services from our Argentine operations for the three months ended September 30, 2003 and 2002 represented approximately 27.4% and 24.3% of our total net revenues from services for such periods. Net revenues from services from our Brazilian operations for the three months ended September 30, 2003 and 2002 represented approximately 14.4% and 14.4% of our total net revenues from services for such periods. Our net revenues from services in Venezuela accounted for 15.6% and 13.7% of our total revenues from services for the three months ended September 30, 2003 and 2002.

Item 4.     Controls and Procedures

      An evaluation was performed under the supervision and with the participation of the management of IMPSAT Fiber Networks, Inc. (“IMPSAT”), including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of IMPSAT’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based upon that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of September 30, 2003. There were no changes in IMPSAT’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      Not applicable.

Item 2.	Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.	Defaults Upon Senior Securities

      Not applicable.

Item 4.	Submission of Matters to a Vote of Security-Holders

      Not applicable.

Item 5.	Other Information

      Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)(1)

Exhibit Index:

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company (filed on March 26, 2003 as Exhibit No. 2.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).
3.2	Restated Bylaws of the Company (filed on March 26, 2003 as Exhibit No. 2.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).
4.1	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 — Series A, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
4.2	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 — Series B, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.2 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
4.3	Disclosure Statement Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).
4.4	Plan of Reorganization of the Company Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).
4.5	Order Confirming the Company’s Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated December 16, 2002 (filed on December 19, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).
4.6	Registration Rights Agreement among the Company, IMPSAT Argentina and the securityholders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 4.6 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
4.7	Specimen Common Stock Certificate (filed on March 26, 2003 as Exhibit No. 2.6 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).
4.8	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated as of March 25, 2003 (including form of Warrant) (filed on April 15, 2003 as Exhibit 4.8 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
9.1	2003 Stock Incentive Plan (filed on April 15, 2003 as Exhibit 9.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
10.1†	Global Crossing Framework Agreement (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).
10.2†	Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (Rio de Janeiro), dated as of February 17, 2000 (filed on April 17, 2000 as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-34954) and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as an exhibit because it is substantially identical in all material respects to Exhibit 10.2: Turnkey Backhaul Construction and IRU Agreement between IMPSAT Brazil and South American Crossing, Ltd. (Sao Paolo), dated as of February 17, 2000.
10.3†	TAC Turnkey Construction and IRU Agreement among IMPSAT Argentina, IMPSAT Chile and South American Crossing Ltd. (filed on October 4, 1999 as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-88389) and incorporated herein by reference).

Exhibit
No.	Description

10.4	Amended and Restated Financing Agreement among IMPSAT Argentina, Nortel Networks Limited, and Deutsche Bank Trust Company Americas and the Lenders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 10.4 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.4: Amended and Restated Financing Agreement between IMPSAT Brazil and Nortel Networks Limited, dated as of March 25, 2003.
10.5	Employment Agreement between Ricardo A. Verdaguer and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.5 to the Company’s third quarter 2003 Quarterly Report on Form 10-Q and incorporated herein by reference).
10.6	Employment Agreement between Hector R. Alonso and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.6 to the Company’s third quarter 2003 Quarterly Report on Form 10-Q and incorporated herein by reference).
10.7	Letter Agreement between Marcelo Girotti and the Company dated March 25, 2003 (filed on August 14, 2003 as Exhibit 10.7 to the Company’s third quarter 2003 Quarterly Report on Form 10-Q and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreements were not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.7: Letter Agreement between Mariano Torre Gomez and the Company dated March 25, 2003; Letter Agreement between Matias Heinrich and the Company dated March 25, 2003; Letter Agreement between Alexander Rivelis and the Company dated March 25, 2003.
21.1	List of subsidiaries of the registrants (incorporated by reference to the “Business — General” section of the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).
31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification by the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Commission.

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

Date: November 14, 2003