Form 10-K
period 2003-12-31
IMPSAT FIBER NETWORKS INC
filed 2004-03-30
CIK 1022329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-29085

IMPSAT Fiber Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1910372
(state or other jurisdiction of incorporation or organization)	(IRS employer identification number)

Elvira Rawson de Dellepiane 150

Piso 8, C1107BCA

Buenos Aires, Argentina

(5411) 5170-0000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange On Which Registered
_________________	__________________
_________________	__________________

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

Yes ☒ No ☐

The aggregate market value of our common stock held by non-affiliates was approximately $9.9 million as of June 30, 2003, the last business day of our most recently completed second fiscal quarter (based upon the closing price for the common stock as reported on such date by the Nasdaq Over-The-Counter Bulletin Board).

There were 10,100,000 shares of common stock outstanding on March 15, 2004.

Portions of our Proxy Statement to be delivered to securityholders in connection with the Annual Meeting to be held on April 30, 2004 are incorporated by reference into Part III of this Report.

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

In this Report, “company,” “IMPSAT,” “we,” “us” and “our” refer to IMPSAT Fiber Networks, Inc. and its subsidiaries.

CERTAIN CONSIDERATIONS

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating IMPSAT and its business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Report and the risks discussed in IMPSAT’s other SEC filings, actual results could differ materially from those projected in any forward-looking statements.

Risks Related to Our Financial Position and Our Securities

We have emerged from Chapter 11 bankruptcy and may need additional financing

On June 11, 2002, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. On September 4, 2002, we filed our plan of reorganization, which we refer to as the Plan, with the bankruptcy court. By order dated December 16, 2002, the bankruptcy court confirmed the Plan. In accordance to the terms of the Plan, we formally emerged from bankruptcy on March 25, 2003, which we refer to as the Effective Date. Our recent emergence from bankruptcy may adversely affect our ability to negotiate favorable trade terms with lenders, suppliers and vendors.

Our projections contained in the Plan contemplate a $20 million financing in 2005, regarding which there also can be no assurances that such financing will be achieved. Beginning in 2005, we are required to repay in installments the principal amount of our restructured senior debt owed by our subsidiaries to certain of their vendor financiers who elected to participate in the Plan. In addition, the new guaranteed senior notes issued under the Plan, which we refer to as the Senior Notes, begin to pay cash interest in 2005 and must be repaid, or refinanced, upon their maturity date in 2011. We may be required to refinance all or a portion of the indebtedness at such times in order to repay our indebtedness because we may not have sufficient internally-generated funds to do so. In that event, we assume that we would be able to arrange refinancing by means of the issuance of debt or the infusion of equity at such time. However, there can be no assurances that any such refinancing will be achieved or that additional financing will be available on acceptable terms or at all.

Our historical financial information is not comparable to our current financial condition and results of operations

As a result of emergence from bankruptcy, we are operating our business with a new capital structure. We are also subject to fresh-start reporting prescribed by accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP, and our balance sheet as of December 31, 2003 reflects the application of these rules. Accordingly, our financial condition and results of operation are not comparable to the financial condition and results of operations reflected in our historical financial statements, making it difficult to assess our future prospects based on historical performance.

We have a history of incurring losses that may make it difficult to fund our future operations

We commenced commercial operations in 1990 and have experienced rapid growth, increasing our annual revenues from $8.2 million in 1991 to $128.4 million in 1996 and $220.3 million in 2003 (including, with respect to revenue amounts for the last three quarters in 2003, our company after its emergence from bankruptcy). We recorded net losses of $131.5 million in 1999, $154.1 million in 2000, $715.3 million in 2001 and $204.5 million in 2002. In 2003, we recorded net income of $740.5 million, which net income is attributable to the effect of the financial restructuring that resulted from the consummation of the Plan and related transactions. Increased competition, adverse economic conditions in our countries of operation and other factors have negatively affected our financial condition and business operations. Our revenues have not been capable of funding our operations and repaying our indebtedness when due.

We continued to be leveraged and our debt service requirements make us more vulnerable to economic downturns in the markets we service or in the economy in general

Our indebtedness restricts our ability to obtain additional financing in the future and, because we may be more leveraged than some of our competitors, may place us at a competitive disadvantage. Also, the indentures and amended financing agreements that we entered into in connection with our emergence from bankruptcy contain covenants that impose operating and financial restrictions on us. These covenants could adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities that may be in our interest. In addition, if we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt. Our total indebtedness as of December 31, 2003 was $261.2 million.

There is a limited trading market for our common stock

There is currently a limited trading market for our common stock, which began trading on the Nasdaq OTC Bulletin Board under the symbol “IMFN” on June 13, 2003. Prior to June 13, 2003, there was no established market for our common stock since the date of our emergence from bankruptcy. There can be no assurance that an active trading market for our common stock will develop or be sustained.

We are restricted in our ability to pay dividends

We do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, the covenants under the indentures governing our Senior Notes (and any future financial facility to which we are a party will also likely) limit the ability of our company to pay dividends. Certain institutional investors may only invest in dividend paying securities or may operate under other restrictions that may prohibit or limit their ability to invest in our common stock.

As a result of the implementation of our plan of reorganization, we have a significant concentration of holders of our shares of our common stock

As part of the Plan, certain holders of claims received distributions of a significant number of shares of our common stock or of securities convertible into or exercisable for such common stock. If such holders of significant numbers of shares of the common stock were to act as a group, such holders would be in a position to control the outcome of actions requiring stockholder approval, including the election of directors. The concentration of ownership could also facilitate or hinder a negotiated change of control of the company and, consequently, affect the value of the common stock.

As a result of the implementation of the Plan our initial board of directors were nominated by certain initial holders of our securities. As long as these initial holders continue to hold a certain percentage of our common stock, common stockholders will not have the right to elect individuals to our board of directors.

Further, the possibility that one or more of the holders of significant numbers of shares of the common stock may determine to sell all or a large portion of their shares of common stock in a short period of time may adversely affect the market price of the common stock.

Risk Related to Our Business

Economic and political conditions in Latin America pose numerous risks to our operations

Substantially all of our revenues are derived from operations in Latin America. During 2002 and 2003, we derived approximately 24.6% and 26.6% of our consolidated net revenues from services provided by IMPSAT Argentina, approximately 25.3% and 24.8% by IMPSAT Colombia. Our company also has operations in Venezuela, Brazil, the United States, Ecuador, Chile and Peru. Other than the United States, each country where we have significant operations has experienced political and economic instability in recent years. Moreover, as events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political crises elsewhere in the region. Furthermore, events in recent years in other developing markets have placed pressures on the stability of the currencies of a number of countries in Latin America, including Argentina, Brazil, Colombia and Venezuela. While certain areas in the Latin American region have experienced economic growth, this recovery remains fragile. Pressures on the local currencies in the countries in which we operate are likely to have an adverse effect on many of our customers, which, in turn, could adversely affect us. Volatility in regional currencies and capital markets has also had an adverse effect on our ability and that of our customers to gain access to international capital markets for necessary financing and refinancing. A lack of international capital sources for emerging market borrowers could have a material adverse effect on us and many of our customers.

According to published reports, during 2003, Argentina’s gross domestic product (GDP) grew by 8.4% while Brazil experienced a decline of 0.2% in its GDP. During 2003, Colombia’s GDP grew by 4.1% and Venezuela’s GDP contracted by 7.5%. Although reports have forecasted GDP growth for 2004 in most of our countries of operations, we do not expect fundamental improvements in macroeconomic conditions in Latin America in the near term.

While Argentina appears to be economically recovering it still faces a political and financial crisis

A significant portion of our operations, properties and customers are located in Argentina. Net revenues from services from our Argentine operations, acting through IMPSAT Argentina, for each of 2002 and 2003 represented approximately 24.6% and 26.6% of our consolidated net revenues from services during those years. Accordingly, our financial condition and results of operations depend to a significant extent on macroeconomic and political conditions prevailing from time to time in Argentina. The Argentine economy has experienced significant volatility in recent decades, characterized by periods of low or negative growth and high and variable levels of inflation.

In the fourth quarter of 1998, the Argentine economy entered into a recession that caused the gross domestic product to decrease by 3% in 1999, 0.5% in 2000, 4.5% in 2001, and 10.9% in 2002. Beginning in the second half of 2001, Argentina’s recession worsened significantly, precipitating a severe political and economic crisis. In December 2001, the Argentine government introduced a partial freeze on bank deposits, which resulted in widespread political protests and social disturbances and the resignation of Argentina’s then president, Fernando de la Rua. Such protests and disturbances persisted as the Argentine economy continued to deteriorate.

On May 25, 2003, Nestor Kirchner was inaugurated as president of Argentina. Thus far, there has been a generally positive market reaction to the economic and fiscal policies of Mr. Kirchner. However, since the election, there has been continued volatility in the value of Argentina’s currency compared to the U.S. Dollar and speculation about the willingness or ability of Argentina to service its multibillion-dollar public debt. On September 11, 2003, Argentina was able to reach an agreement with the International Monetary Fund (the “IMF”) to refinance $31 billion of indebtedness with the IMF, staged over a three-year period. In return, Argentina agreed to implement economic reform and to negotiate with private creditors of over $80 billion of sovereign indebtedness upon which Argentina has defaulted.

Argentina’s foreign debt crisis and differences over how it should be resolved have pitted the Argentine government against creditors in the United States, Europe, and Asia, along with the IMF. Although the Argentine government, on March 9, 2004, made a scheduled debt payment in the amount $3.1 billion to the IMF, the Argentine government and the IMF have publicly disagreed on the terms by which Argentina has proposed to restructure its defaulted sovereign debt to private sector bondholders. In addition, Mr. Kirchner’s proposal that Argentina’s private creditors accept a 75 percent reduction in the face value of the foreign debt has been strongly rejected by many of these creditors. Some of these creditors have pressed their claims by seeking judicial action to have properties owned outside of Argentina by the Argentine government seized in exchange for payment. The stance adopted by Argentina against its creditors risks further deepening that country’s debt crisis and jeopardizing its ability to access international financial markets in the future. If realized, these circumstances are likely to have a material adverse effect on IMPSAT Argentina’s and our consolidated cash flows, financial condition and results of operations.

The political and financial crisis resulted in the devaluation of the Argentine peso

In late December 2001, Argentina’s ongoing political and financial crisis deepened and the country defaulted on its massive foreign debt. In early January 2002, the government of President Eduardo Duhalde abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and has traded as low as 3.87 pesos to the U.S. dollar on June 26, 2002. Since that date, the peso has generally appreciated against the U.S. dollar. At December 31, 2003, the exchange rate was 2.95 pesos to the U.S. dollar. The devaluation of the Argentine peso affects our consolidated financial statements by generating foreign exchange transaction gains or losses on dollar-denominated monetary assets and liabilities of IMPSAT Argentina and generally results in a decrease, in U.S. dollar terms, in our revenues, costs and expenses in Argentina.

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

As a result of the “pesification” decree, a significant number of IMPSAT Argentina’s customer contracts and a large percentage of its operating cash inflows were converted into pesos. As of December 31, 2003, approximately 57% of IMPSAT Argentina’s revenues were denominated in pesos and approximately 43% of its revenues were denominated in U.S. dollars. However, IMPSAT Argentina’s debt service payments and a significant portion of its costs (including capital equipment purchases and payments for certain leased satellite and terrestrial capacity) remain denominated and payable in U.S. dollars. Accordingly, our financial condition and results of operations in Argentina are dependent upon IMPSAT Argentina’s ability to generate sufficient pesos (in U.S. dollar terms) to pay its costs, expenses and to satisfy its debt service requirements. There remain significant uncertainties regarding the extent of the devaluation and the direction of the fiscal policies in Argentina. A continued economic crisis in Argentina and/or significant devaluation of the peso against the U.S. dollar could have a material adverse effect on our consolidated cash flows, financial condition, and results of operations.

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

Brazilian economic and political conditions may have a direct impact on our operations

Brazil, as the largest country and economy in Latin America, represents a significant existing and potential market for us. Our company, acting through IMPSAT Brazil, has expanded its operations in Brazil since that subsidiary’s inception in 1998. Revenues from services from our Brazilian operations for 2002 and 2003 represented approximately 15.6% and 13.8%, respectively, of our consolidated net revenues from services for such periods. For 2003, our operations in Brazil represented the fourth largest source of revenues among the eight countries in which we operate. Accordingly, our operations in Brazil subject our financial condition and results of operations to various additional economic and political risks.

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

In early 1999, the Brazilian government allowed the real to float freely, resulting in a 38% devaluation against the U.S. dollar from January 14, 1999 through December 31, 2000. During the past three years, Brazil’s currency has experienced further significant devaluations against the U.S. dollar. These and prior devaluations have had a negative effect on our real-denominated revenues. In addition, currency devaluations can also create inflationary pressures. Inflation itself, as well as some governmental measures to combat inflation, have had significant negative effects on the Brazilian economy in the past.

Brazil experienced economic uncertainty in the months leading up to the election of Mr. Lula da Silva as President of Brazil on October 27, 2002, as investors feared that the leftist Lula administration would fail to maintain fiscal discipline and that the nation would default on its debt obligations. In the aftermath of the election however, policy promises and cabinet appointments by the Lula administration have generally appeased the investor community and caused Brazilian markets to react positively. At December 31, 2002, the real traded at a rate of R$3.53 = $1.00 and appreciated during 2003 to a rate of R$2.91 = $1.00 at December 31, 2003. At March 15, 2004, the real traded at a rate of R$2.91 = $1.00. Despite appreciation of the real against the U.S. dollar during the last quarter of 2003 and stabilization of inflation, the Brazilian economy continues to experience difficulty. Brazil’s GDP contracted by around 0.2% during 2003. Failure to successfully implement necessary economic reforms and measures to preserve social and political stability and achieve economic growth in Brazil could prompt adverse responses from the international capital markets and investor community and halt or reverse any economic recovery in that country. The political and economic volatility in Brazil have had, and can be expected to continue to have, a material adverse effect on IMPSAT Brazil’s and our overall financial condition and results of operations.

Recent civil and political unrest in Venezuela may have an adverse impact on our operations

In April 2002, a general strike and violent civil unrest in Venezuela directed against the policies of that country’s head of state, President Hugo Chavez, forced Mr. Chavez from office. Less than two days later, strong support from tens of thousands of pro-Chavez demonstrators led to Mr. Chavez’s reinstatement. In December 2002, opposition groups again launched a nationwide labor strike. The strike, which lasted for two months, brought the Venezuelan economy to an almost standstill and severely curtailed the production and export of oil, the major source of Venezuela’s foreign exchange. In December 2003, opposition forces announced that they had secured a sufficient number of votes to trigger a recall referendum against Mr. Chavez’s continuation in office. In March 2004, the electoral authorities preliminarily ruled that there were insufficient legitimate signatures to support the petition. The authority’s decision has resulted in further civil unrest and protests.

Venezuela’s political instability in the first quarter of 2003 caused many private businesses throughout the country to close temporarily and disrupted Venezuela’s petroleum industry, which provides the government with more than half its revenue. In response, the Venezuelan government imposed foreign exchange and price controls beginning in February 2003, which make it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At December 31, 2002, the bolivar traded at a rate of Bs.1,392.00 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600.00 = $1.00 as part of the new currency controls. On February 9, 2004, the Venezuelan government further devalued the bolivar to Bs. 1,920.00 = $1.00. There is a risk that a continuation or worsening of these volatile political and economic conditions in Venezuela could materially and adversely impact our future business, operations, financial condition and results of operations.

We are vulnerable to currency fluctuations, devaluations and restrictions that may increase our losses and cause fluctuations in our operating results

A significant portion of our costs, including lease payments for certain satellite and fiber optic capacity, purchases of capital equipment, and payments of interest and principal on our indebtedness is payable in U.S. dollars. Our results of operations and financial conditions are therefore vulnerable to currency devaluations. Following the “pesification” decree, our contracts that were governed by Argentine law, denominated in foreign currency and existing as of January 6, 2002 were mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso, subject to adjustment pursuant to the Argentine CER consumer price index. In Brazil, our customer contracts with Brazilian counterparties cannot be denominated in U.S. dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar, although we are permitted to amend the pricing of our services for our long-term telecommunications service contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. The inflation adjustment provisions in these laws do not eliminate completely the currency exchange risk facing our operations in Argentina and Brazil. For example, contracts entered into between Argentine parties after the “pesification” decree’s enactment that are initially denominated in pesos may not thereafter be adjusted according to the CER or any other consumer price index. Also, changes in the consumer price indices in Argentina and Brazil may lag or be lower than changes in the exchange rate between the Argentine and Brazil local currency and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Our operations in Argentina and Brazil represented a significant portion of our consolidated net revenues in 2003. Accordingly, our operations in Argentina and Brazil have exposed us, and will increase our exposure, to exchange rate risks.

Except in Argentina (since the “pesification” decree, to the extent discussed above) and Brazil, the contracts of the company and its subsidiaries with customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our net revenues during 2003. However, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, our operations in those other countries are also exposed to exchange rate risk.

Substantial or continued devaluations in local currencies relative to the U.S. dollar could have a material adverse effect on the ability of our customers to absorb the costs of a devaluation. This could result in our customers seeking to renegotiate their contracts with us or, failing satisfactory renegotiation, defaulting on or canceling their contracts. Our competitors and potential future competitors, including the monopoly public telephony operators, which we refer to as PTOs, and large, multinational telecommunications companies, may be less exposed to currency risk or may be better able to hedge their currency risk and could thereby gain a relative competitive advantage in the event of a currency devaluation. In addition, Latin American economies have experienced shortages in foreign currency reserves and restrictions on the ability to expatriate local earnings and convert local currencies into U.S. dollars. Currency devaluations in one country may have adverse effects in another country.

Our earnings will deteriorate if we cannot collect on our customer accounts

We provide trade credit to our customers in the normal course of business. As of December 31, 2003, approximately 37.5% of our gross accounts receivable were past due more than six months. We recorded a provision for doubtful accounts of $2.9 million in 2003 compared to $13.1 million for 2002. At December 31, 2003, our allowance for doubtful accounts covered approximately 106.3% of our gross trade accounts receivable past due more than six months. As our business increases with small and medium customers and in relation to any economic contractions in our principal countries of operation, we may experience an increase in uncollectable accounts receivable. For example, we anticipate that we could experience an increase in our uncollectable accounts receivables because of the political and financial instability in Argentina and Venezuela (see “—Economic and political conditions in Latin America pose numerous risks to our operations”) and their adverse impact on the creditworthiness and solvency of our customers. Difficulties in collecting amounts due from our Argentine and Venezuelan customers during coming periods could have a material adverse effect on our business, results of operations and financial condition.

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

We may require additional financial, operational and managerial resources to expand or adapt the Broadband Network. If we are unable to expand or adapt the Broadband Network to respond to these developments on a timely basis and at a commercially reasonable cost, our business will be materially adversely affected.

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

We cannot predict the effect on our business of technological changes, such as changes relating to emerging wireline and wireless transmission technologies and the use of the Internet for traditional voice, data or other broadband services. In addition, it is impossible for us to predict with any certainty which emergent technologies relevant to our business will prove to be the most economic, efficient or capable of attracting new customers. A reduction in the demand for data transmission services or a failure by us to obtain and adapt to new technologies in our markets could have a material adverse effect on our ability to compete successfully.

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

For example, our principal competitors in Argentina are Telecom Soluciones S.A. and Advance Telecomunicaciones S.A., which are data transmission companies controlled by Telecom Argentina STET-France Telecom S.A. (“Telecom Argentina”) and Telefonica de Argentina S.A. (“Telefonica”), respectively. Telecom Argentina and Telefonica are the PTOs in Argentina. In Brazil, our principal competitors are Embratel, Brasil Telecom, Telefonica, and Telemar.

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

Our competitors could take advantage of new or competing technologies to our detriment

Although we believe we have the flexibility to act quickly to take advantage of any significant technological development, new competing technologies may negatively affect our business. For example, technologies such as digital subscriber line, or DSL, significantly enhance the speed of traditional copper lines. DSL or other technologies enable our PTO competitors to offer high-speed services without undergoing the expense of replacing their existing copper networks. Widespread use of DSL in our markets could have a material adverse effect on our “last mile” advantage. Our telecommunications network services also may face competition from entities that use new or emerging voice and data transmission services or technologies that currently are not widely available in Latin America. Furthermore, competing technologies may gain market and commercial acceptance. We are limited by our existing cash resources and our anticipated constraints on availability of financing from making any significant capital expenditures to acquire any new technologies. If these developing or new technologies are successful, they may provide significant long-term competition that could have a material adverse effect on our business, results of operations and financial condition.

The downturn in the telecommunications industry negatively affects us

Regional economic difficulties, which have persisted since 2001, have had a materially negative impact on the telecommunications market in Latin America. The rate at which the industry improves is critical to our ability to improve overall financial performance. The financial difficulties recently experienced by other participants in the telecommunications industry has resulted in some of our competitors being able to purchase the assets of these troubled companies at depressed prices. This consolidation has resulted, and could further result, in multiple smaller competitors being absorbed into relatively few large entities (with significantly greater financial and other resources than we have, including greater access to financing), thereby increasing the operating profit margin pressures that we face. As a result of our financial difficulties prior to our emergence from Chapter 11, potential customers and suppliers may be unwilling to do business with us and may prefer to do business with competitors that have greater financial and other resources.

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

General

We are a provider of private telecommunications network and Internet services in Latin America. We offer integrated data, voice, data center and Internet solutions, with an emphasis on broadband transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. We have operations in Argentina, Colombia, Brazil, Venezuela, Ecuador, Chile, Peru and the United States and also provide our services in other countries in Latin America. We provide telecommunications, data center and Internet services through our networks, which consist of owned fiber optic and wireless links, teleports, earth stations and leased fiber optic and satellite links. We own and operate 15 metropolitan area networks in some of the largest cities in Latin America, including Buenos Aires, Bogotá, Caracas, Quito, Guayaquil, Rio de Janeiro and São Paulo.

In the fourth quarter of 2000, we completed the construction of an extensive pan-Latin American broadband fiber optic network (which we call our Broadband Network) connecting major cities across Argentina and Brazil, and the commencement of commercial operation of the full Broadband Network in those locations. At December 31, 2003, the Broadband Network comprised twelve metropolitan area fiber optic networks and wireless links, extending over 1,000 route kilometers in the largest cities in Argentina, Brazil, Colombia and Peru, and long-haul fiber optic backbones in Brazil, Argentina, Chile and Colombia extending over 8,880 route kilometers. Our Broadband Network uses advanced transmission technologies, including dense wave division multiplexing, or DWDM, asynchronous transfer mode, or ATM, and Internet protocol, or IP.

IMPSAT Fiber Networks, Inc. was organized in 1994 as a Delaware holding company to combine the IMPSAT businesses in Argentina, Colombia and Venezuela. Our operations started in Argentina in 1990 under the name IMPSAT S.A. (IMPSAT Argentina). We began operations outside of Argentina with the establishment of IMPSAT S.A. (IMPSAT Colombia) in 1991 and the establishment of Telecomunicaciones Impsat S.A. (IMPSAT Venezuela) in 1992. New operating subsidiaries were created in Ecuador (Impsatel del Ecuador S.A., which we call IMPSAT Ecuador), in the United States (IMPSAT USA, Inc.) in 1995 and in Brazil (Impsat Comunicacoes Ltda., which we call IMPSAT Brazil) in 1998. In January 2000, we changed our company’s name from IMPSAT Corporation to IMPSAT Fiber Networks, Inc. During 2001, we commenced operations in Chile (Impsat Chile S.A., or IMPSAT Chile) and Peru (Impsat S.A., or IMPSAT Peru).

On June 11, 2002, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the bankruptcy court. On September 4, 2002, we filed the Plan with the bankruptcy court. During our bankruptcy proceedings, we operated our business and managed our assets in the ordinary course as a debtor-in-possession. By order dated December 16, 2002, the bankruptcy court confirmed the Plan. In accordance with the terms of the Plan, we formally emerged from bankruptcy on the Effective Date, March 25, 2003. As a result of our Chapter 11 reorganization we have reduced our principal and accrued interest by more than over $700 million which in turn has made us a financially stronger company.

Our Services

Our comprehensive telecommunications solutions consist of any combination of our service offerings, including the enhanced and additional services that we are able to offer using our Broadband Network. We currently classify these service offerings into three categories: data and value added services, Internet services, and telephony services.

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

•	Connection Services. Our customers can purchase clear channels, frame relay services, ATM services, IP multiple protocol label switching (IP MPLS) services and IP digital connection services to support their specific transmission requirements. Clear channels are typically purchased by customers that constantly transmit large amounts of voice, data and video traffic. Frame relay, IP MPLS and ATM services are typically purchased by customers requiring reliable and rapid transmission of variable amounts of voice, data and video traffic. We typically offer our clear channel connection services from 64 thousand bits per second, or Kbps, to 2 million bits per second, or Mbps, and we intend to expand this offering to 155 Mbps of capacity. Our frame relay and IP MPLS services are typically offered from 64 Kbps to 2 Mbps and we intend to offer our ATM services from 2 Mbps to 155 Mbps. In addition, we offer digital connections using Internet protocol (local area network switching) with interfaces of 10 Mbps to 100 Mbps as one of our options for local data network solutions.

•	Private Network Services. For customers that require significant bandwidth and reliable data transmission between a number of sites, we offer customized private networks that combine fiber optic, fixed wireless and satellite technology. We also provide them with a variety of other services including network management services, trouble shooting reports, quality control and value-added services. Our consultative sales process ensures that each private network is designed to meet the evolving specific business and systems requirements of each customer. We also offer services such as video conferencing and remote learning as part of our private network services.

•	Other Value-Added Services. We offer information technology solutions and data center services designed to facilitate our customer’s e-business and e-commerce needs and optimize our customers’ business processes.

•	Data Center Services. We have established 14 data center facilities that offer hosting services by integrating our broadband services with advanced value-added solutions in the region. We offer our clients a complete set of data center services ranging from housing, shared and dedicated hosting to more complex managed hosting solutions, including disaster recovery and applications management and outsourcing services. We also offer co-location services to carriers, including the rental of secure space, equipment provisioning and operation and maintenance services.

•	Information Technology Solutions. As part of our end-to-end solutions, we also offer a variety of information technology services, including the design, installation and integration of intranets, extranets and virtual private data networks, through which our customers can conduct business in a secure environment as well as integrate these new systems with their legacy telecommunications systems. In addition, we offer an outsourcing solution for customers that do not have the technical personnel or choose not to operate, manage and maintain their telecommunications systems and networks.

Internet Services. We have offered Internet access services to corporate and ISP customers since 1996. Our Broadband Network links our Latin American Internet backbone, which is managed as a single autonomous system, to the U.S. Internet through our U.S.-based point of presence using our fiber optic links in addition to our leased satellite links. With the objective of positioning ourselves as the Latin America Internet Backbone, we have deployed a series of data centers within the region utilizing tier-1 Internet service providers such as Cable & Wireless and Qwest.

•

Corporate Internet Services. As part of providing our customers with a total telecommunications solution, we currently offer our corporate customers Internet access services including line provisioning, managed security services, videoconferencing, media streaming services, IP MPLS services, equipment provisioning and installation, primary and secondary domain registration and maintenance and technical support.

•	Wholesale Internet Services. We provide a complete Internet service for ISPs, including managed line provisioning for domestic and international backbone connections between points of presence, access to our co-location sites and server services (e-mail and hosting services), managed security services, managed modem and roaming services, as well as the use of our network operation and help desk services.

Telephony Services. We provide switched-voice domestic and international long distance telephony services to corporate customers and resellers in Argentina, international long distance service in the United States, where we have our international hub, and international long distance service in Peru and we plan to further expand these offerings to other countries in the region. We expect that Brazil (where we received licenses to provide basic telephony services to end-user customers), Argentina and Peru will provide the most significant market opportunities. As components of our telephony services, we currently offer local, national and international long-distance services, toll free services and local numbering, and telephony related value added services to our corporate customers as well as calling cards, public telephony services and wholesale voice services to other carriers and resellers.

The following table shows our company’s net revenues breakdown by service for the years ended December 31, 2001, 2002 and 2003:

	Predecessor Company December, 31 2001	Predecessor Company December, 31 2002	% change (1)	Combined Results December 31, 2003	% change (1)
	(dollar amounts in thousands)
Data and value added services:
Broadband and satellite	$229,991	$173,265	(24.7)%	$162,237	(6.4)%
Value added services(2)	17,186	14,191	(17.4)	15,338	8.1

Total	247,177	187,456		177,575
Internet	45,403	27,243	(40.0)	24,041	(11.8)
Telephony	11,762	14,327	(21.8)	17,674	23.4

Total net revenues from services	$304,342	$229,026	(24.7)%	$219,290	(4.3)%

(1)	Increase (decrease) compared to previous year.

(2)	“Value added services” includes revenues from our data center services, systems integration and other information technology solutions services.

The Broadband Network

Our Broadband Network, enables us to provide high capacity, high speed telecommunications services across Latin America. Our Broadband Network comprises:

•	fiber optic local rings and wireless access points within major cities in Latin America, including Buenos Aires, Bogotá, Caracas, Quito, São Paulo and Rio de Janeiro

•	long-haul, high capacity fiber optic backbones linking major cities in Latin America

•	capacity on undersea cable systems to provide connections between and among major Latin American countries, as well as global telecommunications connections and Internet access

•	data center facilities in major cities in Latin America

We believe that our Broadband Network enables us to:

•	cost-effectively offer more bandwidth-intensive services, including intranet and extranet services

•	reduce our costs for leased satellite capacity and leased telecommunications links as a percentage of our net revenues

•	create a high capacity, pan-Latin American Internet backbone

•	offer Latin American companies more efficient access to the U.S. Internet backbone

•	continue to provide consistent, high quality service by keeping our customer traffic on our network

Our Broadband Network is a fully integrated terrestrial fiber optic network connecting Santiago, Chile; Buenos Aires, Argentina; and São Paulo and Rio de Janeiro, Brazil with points in between.

Customers

Overview. We have grown rapidly since the commencement of our operations in 1990. Our customer base has increased from 125 corporate customers in two countries at December 31, 1992 to 2,799 corporate customers in eight countries at December 31, 2003. Larger entities, which often have significant needs for reliable, cost-effective data transmissions and other telecommunications services, were the first to use our customized telecommunications services. As a result, a significant portion of our revenues has been derived from our largest customers. A significant number of our customers, including our largest customers, are in Argentina and Colombia, which, having commenced in 1990 and 1992, respectively, are the locations of our longest-standing operations. Our customer base in Brazil has grown from 48 at the end of 1998 to 390 at the end of 2003. As our business further matures and as we extend the operation of the Broadband Network, we expect that the average size of our customers will decline.

Our customers consist of financial institutions, major governmental agencies, and leading national and multinational corporations and private sector companies, including Global Crossing Limited, Instituto Nacional de Hipodromos (INH), Confederaión Nacional de Industria, and Corporacion Nacional de Ahorro y Vivienda (Conavi). Our ten largest customers accounted for approximately 19.0% of our revenues in 2003 and approximately 20.8% in 2002.

Our ten largest customers as of December 31, 2003 were:

•	subsidiaries of Global Crossing Limited, a Bermuda-headquartered corporation that offers carrier’s carrier and wholesale telecommunications services over worldwide terrestrial and submarine fiber optic networks

•	Instituto Nacional de Hipodromos (INH), a Venezuelan horse racing track

•	Confederaçaõ Nacional da Industria, Brazil’s national association of private industrial companies

•	Corporacion Nacional de Ahorro y Vivienda, or Conavi, one of Colombia’s largest financial institutions

•	Gobierno de la Provincia de Buenos Aires, the local government of the province of Buenos Aires

•	Citicorp Global Technology, Inc.

•	Banco Mercantil SAICA-SACA, one of Venezuela’s largest financial institutions

•	Empresa de Telecomunicaciones de Bogotá S.A., E.S.P., one of Colombia’s largest telecommunications companies

•	HSBC Bank Brasil S.A., the third-largest privately-owned bank in Brazil

•	Bancafe, one of Colombia’s largest financial institutions

The following table shows our customer concentration by country as of the dates indicated.

	As of December 31,
Country	2001		2002		2003
	(number of customers and percentage of total)
Argentina	1,100	38.2%	953	36.0%	997	35.6%
Colombia	699	24.3	678	25.6	723	25.8
Brazil	387	13.5	366	13.8	390	13.9
Venezuela	245	8.5	215	8.1	172	6.2
Ecuador	236	8.2	216	8.2	229	8.2
Mexico	47	1.6	24	0.9	—	—
USA	73	2.5	67	2.5	74	2.6
Peru	33	1.2	70	2.6	106	3.8
Chile	57	2.0	60	2.3	108	3.9

Total	2,877	100.0%	2,649	100.0%	2,799	100.0%

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

In the second category, our competitors include data transmission providers. We believe that we are able to compete successfully in data transmission services because we offer a broad array of services, provide high quality, custom-designed services that are tailored to meet the specific needs of each customer and have a greater geographical footprint for our Broadband Network than our current competitors among these providers. Among our competitors in this category are:

•	MetroRED Telecomunicaciones, a data transmission service operator in Argentina and Brazil (formerly owned by Fidelity Investments and currently owned by Brasil Telecom Participacoes SA and Coinvest, an Argentine investor group), which offers local network services in the cities of Buenos Aires in Argentina, and São Paulo and Rio de Janeiro in Brazil

•	Pegasus Telecom S.A., a provider of broadband data transmission services throughout 25 cities in Brazil and an affiliate of Brazilian fixed line and wireless operator, Telemar Participacoes S.A.

•	NetUno, a local exchange carrier and provider of broadband local access, Internet and private network services in Venezuela

•	Telmex (Telefonos de Mexico S.A. de C.V.), Mexico’s dominant telecommunications carrier, which offers long distance, data transmission and basic telephony services in Argentina through TechTel (a venture jointly owned by Grupo Techint SA) and, since its purchase of the assets of AT&T Latin America in the first quarter of 2004, a provider of data, Internet, local and long distance, web hosting, and managed services throughout Latin America

•	Comsat, a satellite based data transmission service operator with operations in Argentina, Colombia, Brazil, Venezuela, and Perú

Our competitors in the above category also potentially include large multinational information technology companies with operations in Latin America, such as the IBM Corporation and EDS Corporation.

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

Rates are not regulated in our countries of operation, and the prices for our services are strongly influenced by market forces. We believe that increasing competition will result in increased pricing pressures. We have faced and expect to continue to face declining prices and may experience margin pressure as the PTOs in the countries where we have operations modernize their facilities, adapt to a competitive marketplace and place greater emphasis on data transmission and as other companies enter the Latin American telecommunications market. These price and margin declines have also accelerated, and will likely continue to do so, as new competitors enter our markets.

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

Cross-Border Service. We provide integrated data, voice and video transmission between and among nineteen Latin American and Caribbean countries and the United States. International private line services are traditionally provided by local carriers in each country acting as correspondents and establishing dedicated telecommunications links between their facilities. Due to our pan-Latin American presence, we are often able to offer our transnational service using our own facilities and personnel at both ends of the private line circuit. As a result of this end-to-end control, we maintain customer service and quality assurance at both ends of a link and realize better margins than when we use a correspondent carrier. In November 2000 we were granted a license to provide switched voice services to or from Argentina, and in November 2002 we received authorization to provide these services in Brazil.

In countries where we do not maintain customer premises equipment or where we are not authorized to operate in that fashion, our service uses our facilities in the originating country to connect with a correspondent local carrier in the destination country or vice-versa. To date, we have signed correspondent agreements with carriers in several Latin American and Caribbean countries. We charge customers a monthly fee for that is based on the capacity of the circuit provided.

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

Employees

As of December 31, 2003, we employed a total of 1,270 persons, of whom 299 were employed by IMPSAT Argentina, 205 by IMPSAT Brazil, and 237 by IMPSAT Colombia. Except with respect to our chief executive officer and our chief financial officer, we do not have any long-term employment contracts with any of our employees, including management, and none of our employees are members of any union. We believe that our relations with our employees are good.

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

Since 1995, we have managed and operated a fiber optic network covering 352 route kilometers in Bogotá, Colombia, pursuant to a joint venture with Empresa de Telecomunicaciones de Santa Fe de Bogotá, the Colombian PTO

that provides local telephone service in the Bogotá region. This joint venture expires in April 2005, and we do not expect that it will be renewed. We have commenced the construction of our own metropolitan fiber optic network in Bogotá, Colombia. The full implementation and construction of this metropolitan fiber optic network, which is scheduled to occur by the second half of 2004, is expected to result in aggregate capital expenditures by us of up to $2.0 million.

Fiber Optic Long-Haul Capacity. The long-haul segment of our Broadband Network, which comprises a seamless long-haul, high capacity fiber optic backbone extending over 8,880 route kilometers, stretches from the Pacific Ocean at Valparaiso, Chile to the Atlantic coast in Buenos Aires, Argentina, and from there into Curitiba, Rio de Janeiro and São Paulo, Brazil. We also own and operate a long haul fiber optic network connecting the cities of Cali, Medellín and Bogotá in Colombia. To link the Broadband Network to other parts of Latin America and the world, we have purchased IRU capacity on Global Crossing Ltd.’s undersea digital fiber optic cable systems (and associated terrestrial capacity) between the United States and Latin America, including Global Crossing’s South American network, as well as leased capacity from other undersea fiber optic cable operators. This capacity enables our company to transmit telecommunications traffic seamlessly from the United States to major countries in South America using the latest fiber optic technology.

Data Centers. To complement our Broadband Network infrastructure, we operate in major cities in Latin America 13 advanced data center hosting facilities with an aggregate of approximately 500,000 gross square feet. These state-of-the-art facilities, which are capable of supporting the most advanced application hosting services, are located in Buenos Aires, Mendoza, Córdoba and Rosario in Argentina; São Paulo, Rio de Janeiro and Curitiba in Brazil; Santiago, Chile; Fort Lauderdale, United States; Bogotá, Colombia; Caracas, Venezuela; Quito, Ecuador; and Lima, Peru.

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

Satellite Capacity. Our satellite transmissions use both C-band (4-7 GHz) and Ku-band (10-18 GHz) frequencies. As of December 31, 2003, we had a total available leased capacity of 735 MHz. Our lease payments for satellite capacity totaled approximately $27.3 million in 2003. We will contract for additional leased satellite capacity if business requires. A portion of our satellite capacity is leased by our wholly-owned subsidiary, International Satellite Capacity Holding, Ltd. This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries. We believe that this method of centralizing our leasing of telecommunications capacity provides us with better terms.

Item 3.	LEGAL PROCEEDINGS

As more fully described in Item 1—“Business” and Item 7—“ Management’s Discussion and Analysis of Financial Condition and Results of Operations” we sought protection under Chapter 11 of the United States Bankruptcy Code on June 11, 2002. We developed a plan that was confirmed by the bankruptcy court on December 16, 2002. On the Effective Date, the Plan became effective and we emerged from the proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to the terms of the Plan.

IPO Allocations Class Action. On November 1, 2001, a lawsuit, referred to as the IPO Class Action, was filed in the United States District Court for the Southern District of New York against our company, certain individuals who were then officers and directors of our company, and the underwriters to our initial public offering. This lawsuit alleged on behalf of a proposed class of all shareholders that our company and its underwriters violated various provisions of the securities laws in connection with an initial public offering in February 2000. Pursuant to the Plan, the plaintiffs in the IPO Class Action received in connection with their claims the assignment of any insurance proceeds that we receive in connection with the litigation, but otherwise the claims of the plaintiffs against us or any of our other assets have been discharged as part of our Chapter 11 proceedings.

Global Crossing Ltd. Global Crossing Ltd. filed for protection under Chapter 11 of the Bankruptcy Code in January 2002, and the Global Crossing subsidiaries to whom our company provides services and infrastructure, as described below, were included in Global Crossing’s Chapter 11 proceedings during August 2002. We are party to a series of agreements with Global Crossing for the provision of telecommunications services. Pursuant to those agreements, our company constructed a terrestrial portion of Global Crossing’s South American network between landing points on the Atlantic Ocean in Argentina and the Pacific Ocean in Chile, granted Global Crossing a series of IRUs over ducts and dark fiber on its broadband telecommunication network in Argentina, Brazil and Peru, provided Global Crossing with collocation space and related services in its telehouses in Argentina, Brazil, Chile, Venezuela and Peru and provided Global Crossing with maintenance services for their telecommunications assets in Latin America. In addition, we acquired IRU and leased capacity on Global Crossing’s South American undersea fiber optic cable system in order to connect our Broadband Network with other parts of Latin America and the world.

As previously disclosed in our filings with the SEC, certain of our and Global Crossing’s subsidiaries have been engaged in various disputes relating to contracts entered into between and among those companies. In the third quarter of 2003, our company and Global Crossing agreed upon certain general terms and conditions regarding a proposed comprehensive settlement of all disputes involving the IMPSAT parties and Global Crossing parties. A motion to approve the proposed settlement was filed by Global Crossing in its Chapter 11 proceeding on November 17, 2003 and, on December 11, 2003, the bankruptcy court in those proceedings approved the proposed settlement. The settlement contains the following principal terms: (i) Global Crossing will provide IMPSAT with certain telecommunications capacity on Global Crossing’s undersea telecommunications network on a leased capacity basis at no charge through the end of 2010 and certain other additional capacity on an IRU basis at no charge through the end of 2025; (ii) the parties will amend the agreements currently existing between them with respect to certain terms related to pricing and tenor, and such agreements (with the exception of the telehouse agreement covering space in the Company’s Lima, Peru telehouse) have been assumed by Global Crossing as part of its bankruptcy proceeding; (iii) Global Crossing will pay IMPSAT $1.5 million in respect of all of IMPSAT’s outstanding claims against Global Crossing on or prior to March 31, 2004; and (iv) the parties dismissed without any consideration, other than described above, all claims and proceedings between each other. The proposed settlement became effective as of December 11, 2003.

Employee Severance Litigation. On December 26, 2003, a lawsuit was filed in an Argentine court against IMPSAT Argentina by the former chairman of our board of directors, Mr. Enrique M. Pescarmona. This lawsuit alleged that IMPSAT Argentina failed to pay Mr. Pescarmona severance compensation in the amount of $2.9 million required by Argentine labor law in connection with his termination from our company upon the effectiveness of the Plan. We believe that we have meritorious defenses to the allegations in the complaints and intend to defend the litigation vigorously.

We are also involved in or subject to various litigation and legal proceedings incidental to the normal conduct of our business, including with respect to regulatory and foreign tax assessment matters.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted by the Company during the fourth quarter of 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In accordance with the Plan, all pre-existing equity interests of IMPSAT Fiber Networks, Inc. were cancelled on the Effective Date. Our common stock issued pursuant to the Plan began to trade on the Nasdaq Over-The-Counter Bulletin Board June 30, 2003 under the new symbol “IMFN.” As of March 15, 2004 there were approximately eight holders of record of our common stock, not including beneficial owners in nominee or street name. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our Senior Notes restrict our ability to pay dividends on our common stock.

The following table shows the high and low sales price of the common stock for the third and fourth quarters during the year ended through December 31, 2003, as reported on the Nasdaq Over-The-Counter Bulletin Board.

	2003
Quarter	High	Low
First	—	—
Second	—	—
Third	$10.75	$1.44
Fourth	$8.50	$6.50

The information required concerning compensation plans under which equity securities of our company are authorized for issuance is referenced in Item 12 of this Report.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data are for our company on a consolidated basis in accordance with U.S. GAAP. The following financial data have been derived from our company’s audited consolidated financial statements for the respective years. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes included at the back of this Report.

Upon our emergence from bankruptcy on the Effective Date, we have adopted fresh start reporting as required by the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” which we refer to as SOP 90-7. As a result of the implementation of SOP 90-7 fresh start reporting, the consolidated financial statements of our company from and after its emergence from bankruptcy, which we refer to as the Successor Company, will not be comparable to the consolidated financial statements of our company in prior periods, which we refer to as the Predecessor Company.

	Year Ended December 31,				Three Months Ended March 31, Predecessor Company 2003	Nine Months Ended December 31, Successor Company 2003
	Predecessor Company 1999	Predecessor Company 2000	Predecessor Company 2001	Predecessor Company 2002
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenues:
Broadband and satellite	$193,776	$211,406	$229,991	$173,265	$41,382	$120,855
Internet	26,044	35,996	45,403	27,243	5,733	18,308
Value added services	1,334	3,747	17,186	14,191	4,781	10,557
Telephony	—	235	11,762	14,327	4,106	13,568

Total net revenues from services	221,154	251,384	304,342	229,026	56,002	163,288
Sales of equipment	7,297	70,759	22,148	1,168	74	926

Total net revenues	228,451	322,143	326,490	230,194	56,076	164,214

Costs and expenses:
Direct costs:
Contracted services	21,853	29,573	40,629	19,199	4,125	13,376
Other direct costs	31,055	21,349	35,416	25,935	4,696	18,353
Leased capacity	49,666	74,188	87,057	74,679	17,407	49,516
Broadband network cost	—	34,729	3,335	—	—	—
Cost of equipment sold	5,187	12,308	10,472	576	48	803

Total direct costs	107,761	172,147	176,909	120,389	26,276	82,048
Salaries and wages	46,174	68,922	82,095	47,894	10,727	35,639
Selling, general and administrative	40,631	58,471	52,964	28,204	5,553	19,824
Asset impairment charge	—	—	381,888	—	—	—
Gain on extinguishment of debt	—	—	—	(16,367)	—	(14,253)
Depreciation and amortization	130,071	84,488	123,678	82,766	19,358	29,535

Total costs and expenses	324,637	384,028	817,534	262,886	61,914	152,793

Operating (loss) income	(96,186)	(61,885)	(491,044)	(32,692)	(5,838)	11,421

Other income (expenses):
Interest income	7,418	27,394	10,687	1,907	200	1,068
Interest expense(1)	(62,979)	(112,894)	(143,521)	(75,815)	(1,909)	(14,435)
Net (loss) gain on foreign exchange	(8,042)	(10,614)	(41,182)	(91,884)	9,969	17,566
Recognition of other-than-temporary decline in value of investments	—	—	(20,650)	(794)	—	—
Reorganization items				(23,297)	726,127
Legal settlement				26,229
Other income (loss), net	15,305	704	(2,125)	(5,896)	2,923	(4,689)

Total other (expenses) income	(48,298)	(95,410)	(196,791)	(169,550)	737,310	(490)

(Loss) income before income taxes	(144,484)	(157,295)	(687,835)	(202,242)	731,472	10,931
Benefit from (provision for) foreign income taxes	20,733	4,547	(27,420)	(2,273)	(406)	(1,454)

(Loss) income before dividends on redeemable preferred stock	(123,751)	(152,748)	(715,255)	(204,515)	731,066	9,477
Income attributable to minority interest	6,255	—	—	—	—	—
Dividends on redeemable preferred stock	(14,017)	(1,393)	—	—	—	—

Net (loss) income	$(131,543)	$(154,141)	$(715,255)	$(204,515)	$731,066	$9,477

Net (loss) income per common share: Basic	$(2.42)	$(1.74)	$(7.82)	$(2.24)	$8.00	$0.96

Diluted	$(2.42)	$(1.74)	$(7.82)	$(2.24)	$8.00	$0.72

Weighted average number of common shares: Basic	54,447	88,534	91,429	91,429	91,429	9,917

Diluted	54,447	88,534	91,429	91,429	91,429	16,057

(1)	Contractual interest expense of $128.0 million for the year ended December 31, 2002 and $21.8 million for the three months ended March 31, 2003 (Predecessor Company).

	As of December 31,
	Predecessor Company				Successor Company 2003
	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$97,507	$67,737	$35,606	$32,563	$61,498
Trading investments	—	240,892	29,319	23,021	2,474
Total current assets	179,026	458,873	165,768	106,016	109,064
Property, plant and equipment, net (including Broadband Network)	382,198	745,895	525,057	403,948	315,817
Investments in common stock	235,925	15,091	3,307	86	1,873
Total assets	828,332	1,374,750	718,574	520,683	440,629
Total current liabilities	196,931	220,305	1,133,635	402,986	82,086
Total short-term debt and current portion of long-term debt	38,677	52,980	967,399	281,680	11,851
Total long-term debt, net	445,634	915,263	23,189	27,592	249,394
Liabilities subject to compromise	—	—	—	727,522	—
Redeemable preferred stock	149,035	—	—	—	—
Stockholders’ (deficiency) equity	15,341	158,585	(552,642)	(722,615)	97,245

	Year Ended December 31,				Three Months Ended March 31, Predecessor Company 2003	Nine Months Ended December 31, Successor Company 2003
	Predecessor Company
	1999	2000	2001	2002
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$3,849	$(87)	$(35,793)	$27,533	$12,110	$18,415
Investing activities	(133,975)	(511,481)	21,460	(12,776)	(6,229)	12,619
Financing activities	139,336	485,965	(5,961)	(17,246)	(2,464)	(5,678)
Capital expenditures	176,620	447,471	204,735	21,652	3,266	18,213

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Reorganization. Pursuant to our Plan, we substantially reduced our outstanding debt and annual interest expense and increased our liquidity. At December 31, 2002, prior to the effectiveness of the Plan, our long-term debt, including current maturities and estimated liabilities subject to Chapter 11 proceedings, aggregated approximately $1.09 billion. Also at December 31, 2002, our total indebtedness (including unpaid accrued interest through the petition date related to the Plan) aggregated $1.04 billion and our cash, cash equivalents and trading investments totaled $55.6 million. As of December 31, 2003, our total indebtedness was approximately $261.2 million, and our cash, cash equivalents and trading investments totaled approximately $64.0 million. Our reported net interest expense for 2003 totaled $16.3 million (excluding pre-Effective Date contractual interest of $21.8 million).

Upon our emergence from bankruptcy on March 25, 2003, we adopted “fresh start” reporting as required by SOP 90-7. Under SOP 90-7 fresh start reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start reporting is applied. Among other things, this required us to allocate the reorganization value of our reorganized company to its specific tangible and identifiable assets and liabilities. The effect of the reorganization and the implementation of SOP 90-7 fresh start reporting on our consolidated financial statements is discussed in detail in Note 2 to our audited consolidated financial statements included elsewhere in this Report. As a result of the implementation of SOP 90-7 fresh start reporting, the consolidated financial statements of our company from and after its emergence from bankruptcy will not be comparable to the consolidated financial statements in prior periods.

Revenues. Our contracts with our customers have in the past typically ranged in duration from six months to five years and contracts with our private telecommunications network customers have generally been three-year contracts. Under the Argentine “pesification” decree, if a contract denominated in pesos is entered into after the decree’s enactment, payments under that contract are not entitled to be adjusted according to the CER or any other consumer price index. Accordingly, in order to mitigate our inflation risk, our peso-denominated contracts in Argentina are typically for shorter terms ranging from three to six months. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the quantity and type of equipment installed. Except in Brazil and, since the “pesification” decree, in Argentina, the fees stipulated in the contracts are generally denominated in U.S. dollar equivalents. See “Certain Considerations – We are vulnerable to currency fluctuations . . .” and “—Currency Risks.” Services (other than installation fees) are billed on a monthly, predetermined basis, which coincide with the rendering of the services. We report our revenues net of deductions for sales taxes.

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

Although we believe that our geographic diversification provides some protection against economic downturns in any particular country, our results of operations and business prospects depend upon the overall financial and economic conditions in Latin America. Most of the countries in which we operate are undergoing, or have experienced in recent years, political and economic volatility. Each of the countries in which we operate have suffered in recent years and, in some cases, continue to experience, economic recession. See “Certain Considerations – Economic and political conditions in Latin America pose numerous risks to our operations.” These conditions may have material adverse effects on our business, results of operation and financial condition.

Costs and Expenses. Our costs and expenses principally include:

•	direct costs

•	salaries and wages

•	selling, general and administrative expenses

•	depreciation and amortization

Our direct costs include payments for leased satellite transponder and fiber optic capacity. Our Broadband Network has enabled us to decrease our payments for leased satellite capacity as we have shifted transmission from leased satellite facilities to our Broadband Network after satellite contracts expire. The other principal items composing direct costs are contracted services costs, and other direct costs. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. Installation and de-installation costs are the costs we incur when we install or remove earth stations, microstations and other equipment from customer premises. Other direct costs include:

•	licenses and other fees

•	sales commissions paid to third-party sales representatives

•	allowance for doubtful accounts

Our selling, general and administrative expenses consist principally of:

•	publicity and promotion costs

•	fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance and corporate telecommunication and energy expenses

Currency Risks. Except in Argentina (since the “pesification” decree, to the extent discussed below) and Brazil, our contracts with customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during 2003. Nevertheless, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, we are exposed to exchange rate risk, even in countries other than Argentina and Brazil. Furthermore, under Brazilian law and, to the extent discussed above, under Argentina’s “pesification” decree, our contracts with customers in Brazil cannot and, under certain circumstances, our contracts with customers in Argentina may not, be linked to the exchange rate between the local currency and the U.S. dollar. Accordingly, operations in Argentina and Brazil increase our exposure to exchange rate risks. In addition, the foreign currency exchange and transfer controls established by the Venezuelan government in February 2003 have adversely affected the collectibility of our dollar-denominated contracts in Venezuela.

In early January 2002, the government of then Argentine President Eduardo Duhalde, abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and has traded as low as 3.87 pesos to the U.S. dollar on June 26, 2002. As of March 15, 2004, the floating exchange rate was 2.91 pesos to the U.S. dollar. The devaluation of the Argentine peso will generally affect our consolidated financial statements by generating foreign exchange gains or losses on dollar-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in our revenues, costs and expenses in Argentina.

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

At December 31, 2002, the real traded at a rate of R$3.52 = $1.00 and it appreciated to R$2.89 = $1.00 at December 31, 2003. Overall, however, our operations in Brazil have also been affected by currency devaluation during 2003. The average daily exchange rate for the real during 2002 was R$2.97 = $1.00, as compared to the same average in 2003 of R$3.12 = $1.00. At March 15, 2004, the real traded at a rate of R$2.91 = $1.00.

Widespread discontent with the policies of the current Venezuelan government produced a country-wide strike in the beginning of December 2002 that lasted two months and seriously disrupted economic activity in Venezuela and severely curtailed the production and export of oil, the major source of Venezuela’s foreign exchange. In response, on February 5, 2003, the Venezuelan government imposed foreign exchange and price controls, making it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At December 31, 2002, the bolivar traded at a rate of Bs.1,392.00 = $1.00, at December 31, 2003, it traded at a rate of Bs. 1,600.00 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600.00 = $1.00 as part of the new currency controls. On February 9, 2004, the Venezuelan government further devalued the bolivar to Bs.1,920.00 = $1.00.

Termination of Mexican Operations. During the first quarter of 2003, we determined to close our operations in Mexico, which we initially established in 1994. We entered into agreements with various parties to sell our real estate and other real and personal property, including our permits and licenses and our contracts with customers. These transactions closed during 2003. In connection with the assessment of our business plan following our restructuring, we concluded that our Mexican operations did not constitute a critical or core business and that our prospects for expanding our Mexican operations were inconsistent with our available financial resources. The Mexican telecommunications market, which is dominated by the existing PTO, Telmex, has been very difficult for foreign and new entrants.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company. We have no arrangements of the types described in any of these four categories that we believe may have a material current or future effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies

In the ordinary course of business, our company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with U.S. GAAP. We use our best judgment based on our knowledge of existing facts and circumstances and actions that we may undertake in the future, as well as the advice of external experts in determining the estimates that affect our consolidated financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our most critical accounting policies are:

Revenue Recognition. We record revenues from data, value-added telephony, IT solutions and Internet services monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer.

We have entered into agreements with carriers granting indefeasible rights of use (“IRUs”) and access to portions of our Broadband Network capacity and infrastructure. Pursuant to some of these agreements, we may receive fixed advance payments for the IRUs and will recognize the revenue from the IRUs ratably over the life of the IRUs. Amounts received in advance (if any) are recorded as deferred revenue. See Note 2 “Financial Restructuring, Petition For Relief Under Chapter 11 And Emergence – Allocation of Reorganization Value.”

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

When the local currency of a subsidiary is determined to be the functional currency, the statements are translated into U.S. dollars using the current exchange rate method. The adjustments generated by translation using the current exchange rate method are accumulated in an equity account entitled “Accumulated other comprehensive income (loss)” within our consolidated balance sheets.

Tax and Legal Contingencies. We are involved in foreign tax and legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we have recorded reserves in our consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, we are unable to make a reasonable estimate of any liability. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

In addition, we may be audited by foreign and state (as it relates to our U.S. operations) tax authorities. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events that may impact our ultimate payment for such exposures.

Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Our consolidated financial statements have been prepared in accordance with SOP 90-7. Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the consolidated financial statements for periods including and subsequent to the filing of our Chapter 11 petition should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of our business. Expenses and other items not directly related to ongoing operations are reflected separately in the consolidated statement of operations as reorganization items during 2002 and 2003.

Upon consummation of the Plan, we applied “Fresh-Start” reporting in accordance with GAAP and the requirements of SOP 90-7. Upon the Effective Date, a new capital structure was established and assets and liabilities, other than deferred taxes, were stated at their relative fair values. Deferred taxes are determined in conformity with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 109.

Changes in Policies. These policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during 2003, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during 2003.

Period Comparisons

As discussed above, under SOP 90-7 fresh starting reporting, our consolidated financial statements after the Effective Date are those of a new reporting entity (the Successor Company) and certain costs are not comparable to those of our company during pre-Effective Date periods (the Predecessor Company). The lack of comparability in the accompanying audited consolidated financial statements is most apparent in our capital costs (interest expense and depreciation and amortization), as well as long-term indebtedness and reorganization items.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,
	Predecessor Company				Combined Results
	2001		2002		2003
	(in thousands and as a percentage of consolidated revenues)
Net revenues :
Net revenues from services :
Broadband and satellite	$229,991	70.4%	$173,265	75.3%	$162,237	73.6%
Internet	45,403	13.9	27,243	11.8	24,041	10.9
Value added services	17,186	5.3	14,191	6.2	15,338	7.0
Telephony	11,762	3.6	14,327	6.2	17,674	8.0

Total net revenues from services	304,342	93.2	229,026	99.5	219,290	99.5
Sale of equipment	22,148	6.8	1,168	0.5	1,000	0.5

Total net revenues	326,490	100.0	230,194	100.0	220,290	100.0

Direct costs :
Contracted services	40,629	12.4	19,199	8.3	17,501	7.9
Other direct costs	35,416	10.8	25,935	11.3	23,049	10.5
Leased capacity	87,057	26.7	74,679	32.4	66,923	30.4
Broadband network cost	3,335	1.0	—	—	—	—
Cost of equipment sold	10,472	3.2	576	0.3	851	0.4

Total direct costs	176,909	54.2	120,389	52.3	108,324	49.2
Salaries and wages	82,095	25.1	47,894	20.8	46,366	21.1
Selling, general and administrative expenses	52,964	16.2	28,204	12.3	25,377	11.5
Asset impairment charge	381,888	117.0	—	—	—	—
Gain on extinguishment of debt	—	—	(16,367)	(7.1)	(14,253)	(6.5)
Depreciation and amortization	123,678	37.9	82,766	36.0	48,893	22.2
Interest expense, net(1)	132,834	40.7	73,908	32.1	15,076	6.8
Net (loss) gain on foreign exchange	(41,182)	(12.6)	(91,884)	(39.9)	27,535	12.5
Recognition of other-than-temporary decline in value of investments	20,650	6.3	794	0.3	—	—
Reorganization items	—	—	23,297	10.1	726,127	329.6
Legal settlement	—	—	(26,229)	(11.4)	—	—
Other loss, net	(2,125)	(0.7)	(5,896)	(2.6)	(1,766)	(0.8)
Provision for foreign income taxes	(27,420)	(8.4)	(2,273)	1.0	(1,860)	(0.8)
Net (loss) income	$(715,255)	(219.1)%	$(204,515)	(88.8)%	$740,543	336.2%

(1)	Contractual interest expense was $128.0 million for the year ended December 31, 2002 and $21.8 million for the three months ended March 31, 2003 (Predecessor Company).

2003 Compared to 2002

Revenues. Our total net revenues for 2002 and 2003 equaled $230.2 million and $220.3 million. Net revenues were composed of net revenues from services and sales of equipment.

Our net revenues from services for 2003 totaled $219.3 million, a decrease of $9.7 million (or 4.3%) compared to 2002. Our net revenues from services during 2003 included net revenues from:

•	data and value added services, which include satellite and broadband data transmission services, data center services, and other value-added services

•	Internet, which is composed of our Internet backbone access, managed security and managed modem services, and

•	telephony, including local, national and international long-distance services.

The following table shows our revenues from services by business lines (after elimination of intercompany transactions) for the periods indicated:

	Predecessor Company December 31, 2001	% change(1)	Predecessor Company December 31, 2002	% change(1)	Combined Results December 31, 2003

	(dollar amounts in thousands)
Data and value added services:
Broadband and satellite	$229,991	(24.7)%	$173,265	(6.4)%	$162,237
Value added services(2)	17,186	(17.4)	14,191	8.1	15,338

Total	247,177		187,456		177,575
Internet	45,403	(40.0)	27,243	(11.8)	24,041
Telephony	11,762	21.8	14,327	23.4	17,674

Total net revenues from services	$304,342	(24.7)	$229,026	(4.3)	$219,290

(1)	Increase (decrease) compared to previous year.

(2)	Includes our data center services, systems integration and other information technology solutions services.

Our lower total net revenues from services for 2003, as compared to 2002, were due to lower revenues from broadband and satellite and Internet services, which were only partially offset by increases in our revenues from telephony and value added services. Changes in our revenues during 2003 as compared to 2002 related to the following:

•	In connection with our application of fresh start accounting after the Effective Date, as of April 1, 2003, we no longer recognized as revenue any amounts of deferred revenue that were previously claimed on our balance sheet (in 2002 and the first quarter of 2003, of our total recorded revenues from services of $229.0 million and $56.0 million, $5.0 million and $1.1 million were represented by the recognition of deferred revenue). Due to the fresh start accounting adjustment, no amounts were recognized after March 31, 2003. (See Note 2 to our consolidated financial statements).

•	In addition to the effect of fresh start accounting on the recognition of deferred revenues described above, the decrease in our revenues from broadband and satellite services during 2003 in comparison to 2002 was due to lower satellite-based services volume and pricing pressures.

•	We experienced lower Internet revenues principally because of pricing pressure due to competition and adverse economic conditions.

•	Our revenues from value added services increased in U.S. dollar terms principally because of the appreciation of the Argentine peso during the 2003 compared to 2002.

•	Our telephony revenues increased during 2003 as compared to 2002 due to (i) our increased delivery during 2003 of switched voice services to corporate customers in Argentina, increased traffic at higher rates, and international call terminations to end-user customers in Peru and (ii) the relative appreciation of the Argentine peso during 2003 as compared with 2002.

Our net revenues discussed above were impacted (in U.S. dollar terms) by the volatile exchange rates of the Argentine peso and the Brazilian real to the U.S. dollar during 2003. The exchange rate for the Argentine peso as of December 31, 2003 was 2.95 pesos = $1.00, as compared to 3.40 pesos = $1.00 for the corresponding date in 2002. As of December 31, 2003, the exchange rate for the Brazilian real was R$2.89 = $1.00, as compared to R$3.53 = $1.00 for the corresponding date in 2002. In U.S. dollar terms, our revenues in Argentina and Brazil, which are denominated in local currencies and represent a significant proportion of our consolidated net revenues, generally increase when the currencies in those countries appreciate against the U.S. dollar, and decrease when those currencies depreciate. The following table shows U.S. dollar exchange rates for the currencies of these countries at the dates indicated:

Currency	December 31, 2001	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(exchange rate per U.S.$1.00)
Argentina peso	1.00	3.40	3.00	2.82	2.90	2.95
Brazil real	2.41	3.53	3.46	2.87	2.92	2.89

We had 2,799 customers at December 31, 2003, compared to 2,649 customers at December 31, 2002. The following table shows the evolution of our customer base for the periods indicated:

	As of December 31,		% Change(1)
	Predecessor Company 2002	Successor Company 2003

	Number of Customers
IMPSAT Argentina	953	997	4.6
IMPSAT Colombia	678	723	6.6
IMPSAT Brazil	366	390	6.6
IMPSAT Venezuela	215	172	(20.0)
IMPSAT Ecuador	216	229	6.0
IMPSAT Mexico	24	—	(100.0)
IMPSAT Chile	60	108	80
IMPSAT Peru	70	106	51.4
IMPSAT USA	67	74	10.5

Total	2,649	2,799	5.7

(1)	Increase (decrease) as of December 31, 2003 compared to as of December 31, 2002.

During 2003, we gained a net total of 150 customers, an increase of 5.7% compared to the prior year.

In the fourth quarter of 2003, a significant portion of our contract to provide telecommunication outsourcing services in Brazil to Confederação Nacional de Industrias or, CNI, which was originally entered into in October 1998, expired. The expired portion of this contract generated approximately two-thirds of the approximately $0.4 million in monthly revenues from that contract to IMPSAT Brazil. The remainder of this contract is scheduled to expire in the second quarter of 2004. Also during 2003, our contract to provide telecommunication services in Venezuela to OpenTech S.A., which was originally entered into in October 2000, expired and was not renewed. This contract generated approximately $0.2 million in monthly revenues to IMPSAT Venezuela.

In addition to net revenues from services, our total net revenues for 2003 included revenues from sales of equipment. Revenues from equipment sales for 2003 were the same as 2002 and totaled $0.1 million. Because equipment sales are ancillary to our core business and are generally engaged in by our company only on an opportunistic basis, we are currently unable to predict more than minimal sales of equipment during 2004.

The following table shows by operating subsidiary our revenues from services and total revenues (in each case, including intercompany transactions) for the periods indicated:

	Year Ended December 31,
	Predecessor Company		Combined Results
	2001	2002	2003
	(in thousands)
IMPSAT Argentina
Services	$122,285	$56,008	$57,990
Sale of equipment	7,962	538	571

Total	130,247	56,546	58,561

IMPSAT Colombia
Services	62,087	58,300	54,402
Sale of equipment	493	14	168

Total	62,580	58,314	54,570

IMPSAT Brazil
Services	42,816	35,804	30,474
Sale of equipment	2,627	9	—
Broadband network development	2,551	—	—

Total	47,994	35,813	30,474

IMPSAT Venezuela
Services	31,412	31,285	34,765
Sale of equipment	1,235	349	140

Total	32,647	31,634	34,905

IMPSAT Ecuador
Services	15,756	16,633	16,279
Sale of equipment	79	87	5

Total	15,835	16,720	16,284

IMPSAT Chile
Services	7,431	9,494	7,819
Sale of equipment	1,415	—	—
Broadband network development	4,645	—	—

Total	13,491	9,494	7,819

IMPSAT Peru
Services	6,020	11,015	13,444
Sale of equipment	1,021	152	25

Total	7,041	11,167	13,469

IMPSAT USA
Services	37,051	33,315	30,320
Sale of equipment	118	14	92

Total	37,169	33,329	30,412

International Satellite Capacity Holding, Ltd.(1)
Services	14,941	16,616	14,334

Total	14,941	16,616	14,334

Other
Services	4,394	3,599	924
Sale of equipment	2	5	—

Total	4,396	3,604	924

(1)	This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries.

Argentina, which is showing signs of emerging from the economic recession that has affected it since 1999, is our largest market in terms of number of customers and in revenues. In the first weeks of January 2002, Argentina defaulted on its external debt payments and devalued its currency, exacerbating declining commercial confidence and activity and further inflating exorbitant costs of financing for Argentine companies. Although Argentina’s economy showed signs of recovery during 2003, it continues to experience adverse economic conditions and a lack of access to international capital markets. We are unable to predict whether the conditions affecting the Argentine economy will subside or that future economic developments in Argentina will improve in any significant respect, and it is possible that the Argentine economic and political environment could deteriorate even further. The political and economic situation in Argentina, our largest country of operation, will continue to materially affect our financial condition and results of operations. See “Certain Considerations — Economic and political conditions in Latin America pose numerous risks to our operations” for a description of the economic and political crises in Argentina.

Although the Argentine peso gained strength during 2003 (2.95 pesos = $1.00 at December 31, 2003 compared to 3.40 pesos = $1.00 at December 31, 2002) and the Argentine economy grew during 2003 as compared to 2002, the Argentine economy continues to face severe challenges. IMPSAT Argentina’s financial condition and results of operations continue to be negatively impacted by the political and social uncertainty and economic weakness. The economic downturn in Argentina adversely affected many of our customers in that country and caused a number of them to terminate their contracts with us, fail to renew their contracts, reduce the amount of services contracted, or delay their payment of amounts owed to us for services provided. Notwithstanding these economic factors (and largely due to the average appreciation of the Argentine peso during 2003 compared to 2002, as discussed above), our net revenues at IMPSAT Argentina increased during 2003. Our total net revenues from services at IMPSAT Argentina as of December 31, 2003 totaled $58.6 million, an increase of $2.0 million (or 3.6%) compared to 2002.

IMPSAT Brazil’s revenues from services for 2003 totaled $30.5 million, a decrease of $5.3 million (14.9%) compared to 2002. At December 31, 2002, the real traded at a rate of R$3.52 = $1.00 and it appreciated to R$2.89 = $1.00 at December 31, 2003. Although the Brazilian real appreciated during 2003, IMPSAT Brazil’s results for that period were adversely affected by the ongoing adverse economic conditions in Brazil and the relative devaluation of the Brazilian real compared to the average exchange rate during 2002. The average daily exchange rate for the real during 2002 was R$2.92 = $1.00, as compared to the same average in 2003 of R$3.06 = $1.00. Future or repeated devaluations of the real and the decline in growth in the Brazilian economy could have an adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations.

IMPSAT Colombia recorded revenues from services of $54.6 million during 2003, compared to $58.3 million for 2002. Our net revenues from services in Colombia have been negatively impacted by sustained adverse economic conditions in that country and increased competition. Colombia’s economy continues to suffer as a result of devaluations of the Colombian peso and an enduring civil war.

Revenues from services at IMPSAT Venezuela equaled $34.9 million for 2003, compared to $31.6 million for 2002. On February 12, 2002, Venezuela’s government floated its currency, ending a five-year-old regime that permitted the bolivar to trade only within a fixed-band against the U.S. dollar. As a result, devaluation of the bolivar occurred. Venezuela has experienced and continues to experience political and economic uncertainty following the attempted military coup staged against President Hugo Chavez during the first weeks of April 2002 and the labor strikes that commenced in December 2002 and ended two months later. In response to this political and economic turmoil affecting Venezuela, that country’s government imposed foreign exchange and price controls during February 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. In February 2004, Venezuela’s government further devalued its currency exchange rate to Bs 1,920.00 = $1.00. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. The continuation or worsening of this crisis in Venezuela could have a material adverse effect on

IMPSAT Venezuela’s results of operations and financial condition. See “Certain Considerations – Economic and political conditions in Latin America pose numerous risks to our operations.”

Direct Costs. Our direct costs for 2003 totaled $108.3 million, a decrease of $12.1 million (or 10.0%), compared to 2002. Of our total direct costs for 2003, $38.9 million related to the operations of IMPSAT Argentina, compared to $42.8 million at IMPSAT Argentina for 2002. Direct costs for IMPSAT Brazil totaled $15.9 million for 2003, compared to $21.9 million for 2002. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

(1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During 2003, our contracted services costs totaled $17.5 million, a decrease of $1.7 million (or 8.8%) compared to 2002. Of this amount, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $12.6 million for 2003 compared to $14.4 million during 2002. Installation costs totaled $4.9 million for 2003 compared to $4.8 million in 2002. Of our total contracted services costs for 2003, $5.7 million related to the operations of IMPSAT Argentina, compared to $5.9 million at IMPSAT Argentina for 2002. Our installation costs increased because we had more new customers during 2003 compared to 2002.

(2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to third-party sales representatives; and our provision for doubtful accounts. We recorded other direct costs of $23.0 million, a decrease of $2.9 million (or 11.1%) compared to 2002.

Sales commissions paid to third-party sales representatives for 2003 totaled $5.7 million compared to $5.2 million in 2002.

We recorded a provision for doubtful accounts of $2.9 million for 2003, compared to a provision of $13.1 million for the previous year. At December 31, 2003, approximately 37.5% of our gross trade accounts receivable were past due more than six months compared to 37.0% at the end of 2002. At December 31, 2003, our allowance for doubtful accounts covered approximately 106.3% of our gross trade accounts receivable past due more than six months. The average days outstanding in quarterly gross trade accounts receivable decreased from 83 days at December 31, 2002 to 82 days at December 31, 2003. IMPSAT Argentina’s allowance for doubtful accounts at year-end 2003 covered approximately 100.7% of its gross trade accounts receivable past due more than six months. Our net provision for doubtful accounts was lower in 2003 than in 2002 because of net recoveries of $10.1 million.

(3) Leased Capacity. Our leased capacity costs for 2003 totaled $66.9 million, which represented a decrease of $7.8 million (or 10.4%) compared to 2002. This decrease includes an overall reduction in costs for interconnection and telephony termination costs (which are components of our leased capacity costs), as described below.

Our leased capacity costs for satellite capacity for 2003 totaled $27.3 million, a decrease of $4.8 million (or 15.0%) compared to 2002. In Argentina, our leased satellite capacity costs totaled $7.3 million for 2003, compared to $8.1 million for 2002. Our leased satellite capacity costs for IMPSAT Brazil totaled $3.1 million for 2003, compared to $4.1 million for 2002. The reduction in our leased satellite capacity costs was principally due to our favorable renegotiation of, and settlement of disputes relating to, certain of our satellite capacity agreements. We had approximately 735 MHz of leased satellite capacity at December 31, 2003 and 873 MHz at December 31, 2002.

Our costs for dedicated leased capacity on third-party fiber optic networks totaled $26.6 million for 2003, a increase of $0.9 million (or 3.4%) compared to 2002. These costs were incurred principally in Argentina, Brazil, Colombia and the United States. We will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services.

In connection with services we have offered since the effectiveness of our license in Argentina to provide domestic and international long distance services, we incur costs for interconnection and telephony termination (“I&T”) and frequency rights. Our I&T and frequency rights costs totaled $13.1 million during 2003 (which includes $9.7 million of I&T costs). This compares to $14.9 million of I&T and frequency rights costs for 2002 (which includes $11.7 million of I&T costs).

Our I&T and frequency rights costs in Argentina totaled $6.1 million during 2003 (which includes $5.8 million of I&T costs). This compares to $7.7 million of I&T and frequency rights costs for 2002 (which included $7.0 million of I&T costs).

(4) Costs of Equipment Sold and Broadband Network Development. In 2003, we incurred costs of equipment sold of $0.9 million, compared to costs of equipment sold of $0.6 million for 2002.

Salaries and Wages. Salaries and wages for 2003 totaled $46.4 million, a decrease of $1.5 million (or 3.2%) compared to 2002. As a result of the adverse economic conditions experienced in Argentina, Brazil and elsewhere in Latin America and our efforts to align our corporate organization to our business projections over the near and medium term, we reduced the aggregate number of our employees from 1,331 and 1,271 at September 30, 2002 and December 31, 2002 to 1,264 and 1,270 at September 30, 2003 and December 31, 2003. We also experienced a net reduction in our employees during 2003 in connection with the termination of our operations in Mexico during the first quarter of that year. Management expects to continue to monitor the size of its total workforce and to make appropriate adjustments as required by financial and competitive circumstances. The decrease in these costs was also due, in part, to the effect on such costs of the year over year relative currency devaluations experienced during 2003 in certain of our countries of operation.

IMPSAT Argentina incurred salaries and wages for 2003 totaling $7.0 million, an increase of $1.2 million (or 20.7%) over 2002. The increase was, in part, related to payments of bonuses to certain of our executive officers during 2003 pursuant to the terms of the Plan and their employment contracts with us. We did not pay any bonuses for 2002. This increase was also partly due to the appreciation of the peso in the third and fourth quarters of 2003, which increased the U.S. dollar value of our salaries and wages expenses incurred in Argentina during 2003. IMPSAT Argentina had 299 employees as of December 31, 2003 as compared to 317 employees as of December 31, 2002.

IMPSAT Brazil incurred salaries and wages for 2003 of $8.7 million, a decrease of $2.5 million (or 22.3%) compared to 2002. IMPSAT Brazil decreased its number of employees to 205 persons at December 31, 2003, compared to 225 persons at December 31, 2002.

Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance, telephone and energy expenses

We incurred SG&A expenses of $25.4 million for 2003, representing a decrease of $2.8 million (or 10.0%) compared to 2002. Our SG&A expenses for 2003 declined due principally to a decrease in our publicity and promotion costs, the effects of the relative currency devaluations of local currencies in Colombia and Venezuela against the U.S.

dollar during 2003, and overall cost control measures undertaken by management. SG&A expenses at IMPSAT Argentina for 2003 totaled $3.5 million, a decrease of $0.8 million (or 18.6%) compared to 2002.

Gain on Extinguishment of Debt. We recorded a gain of $14.3 million during 2003, which was attributable to our settlement in full of certain of our operating subsidiary vendor financing obligations that were not initially resolved as part of the Plan. We do not anticipate any further restructuring of our subsidiary or other indebtedness in the foreseeable future and therefore do not expect to generate any gain on extinguishment of debt during future periods.

Depreciation and Amortization. Our depreciation and amortization expenses for the three months (Predecessor Company) ended March 31, 2003 and nine months (Successor Company) ended December 31, 2003 totaled $19.4 million and $29.5 million, respectively. Our total depreciation and amortization expenses for 2003 (Predecessor Company and Successor Company) totaled $48.9 million, a decrease of $33.9 million (or 40.9%) compared to depreciation and amortization for 2002.

Depreciation and amortization expenses for IMPSAT Argentina for 2003 totaled $10.2 million. This represents a decrease of $14.7 million (or 59.0%) compared to IMPSAT Argentina’s depreciation and amortization expenses for 2002. The decrease in depreciation and amortization is primarily due to the reduction of the dollar value of our depreciable fixed asset base in connection with our Chapter 11 reorganization and the application of fresh start accounting.

Interest Expense, Net. Our net interest expense for the three months (Predecessor Company) ended March 31, 2003 totaled $1.7 million, consisting of interest expense of $1.9 million and interest income of $0.2 million. Our net interest expense for the nine months ended December 31, 2003 (Successor Company) was $13.4 million, consisting of interest expense of $14.4 million and interest income of $1.1 million. Our net interest expense for 2003 (Predecessor Company and Successor Company) totaled $15.1 million, consisting of interest expense of $16.3 million and interest income of $1.3 million. Our net interest expense for 2003 decreased by $58.8 million (or 79.6%) compared to the net interest expense for 2002. Our interest expense decreased principally because of reductions in outstanding indebtedness and contractual interest following the filing of the Plan and the restructuring of our indebtedness (particularly our former 12-1/8% Senior Guaranteed Notes due 2003, 13-3/4% Senior Notes due 2005, and 12-3/8% Senior Notes due 2008) pursuant to the Plan. Of our total interest expense for the nine months ended December 31, 2003, $10.0 million represents “payment in kind” accretion to our Senior Notes and certain indebtedness of our subsidiaries.

Our total indebtedness as of December 31, 2003 (as Successor Company) was $261.2 million, as compared to $1.04 billion (including unpaid accrued interest through the petition date related to the Plan) as of December 31, 2003 (as Predecessor Company).

Net (Loss) Gain on Foreign Exchange. We recorded a net gain on foreign exchange for the three months (Predecessor Company) ended March 31, 2003 of $10.0 million and a net gain on foreign exchange for the nine months (Successor Company) ended December 31, 2003 of $17.6 million. We recorded a total net gain on foreign exchange for 2003 (Predecessor Company and Successor Company) of $27.5 million, compared to a net loss of $91.9 million for 2002. The net gain on foreign exchange was primarily due to the appreciation of the Argentine peso and the Brazilian real on the book value of our monetary assets and liabilities in Argentina and Brazil.

IMPSAT Argentina recorded a net gain on foreign exchange for 2003 of $1.9 million as compared to a net loss on foreign exchange for 2002 of $13.9 million. IMPSAT Brazil recorded net gains on foreign exchange for 2003 totaling $23.4 million, compared to net losses of $79.5 million for 2002.

During February 2004, the Venezuelan government further devalued the bolivar and fixed the bolivar’s value to the U.S. dollar at Bs. 1,920.00 = $1.00. Based on the balances of IMPSAT Venezuela’s monetary assets and liabilities denominated in bolivars at December 31, 2003, the Company estimates it has realized approximately $0.9 million in foreign exchange losses, which will be reflected in the results of operations for the first quarter of 2004.

Reorganization Items. We recorded reorganization items for the three months (Predecessor Company) ended March 31, 2003 of $726.1 million. These items included a gain on extinguishment of indebtedness pursuant to the Plan of $728.2 million, reduced by $2.1 million in reorganization expenses (principally professional fees incurred during the first quarter 2003 in connection with the negotiation and formation of our Plan and Chapter 11 filing). We recorded reorganization items for 2002 (Predecessor Company) of $23.3 million in connection with the Plan and Chapter 11 filing.

Other Losses, Net. We recorded other losses, net, for 2003 of $1.8 million, as compared to other losses, net, of $5.9 million for 2002.

Provision for Foreign Income Taxes. For 2003, we recorded a provision for foreign income taxes of $1.9 million, compared to a provision for foreign income taxes of $2.3 million for 2002.

Net Income (Loss). For the three months (Predecessor Company) ended March 31, 2003 we recorded a net income of $731.1 million, and for the nine months (Successor Company) ended December 31, 2003 we recorded a net income of $9.5 million. For 2003 (Predecessor Company and Successor Company), we recorded a net income of $740.5 million. This compares to net losses of $204.5 million in 2002 (Predecessor Company). Our net income for 2003 was principally due to the effects of the gain on extinguishment of indebtedness pursuant to the Plan (as discussed above under “—Reorganization Items”), and our gain on the extinguishment of other debt subsequent to the Effective Date (as discussed above under “—Gain on Extinguishment of Debt”). For 2003 (Predecessor Company and Successor Company), we recorded operating income of $5.7 million compared to operating losses of $32.7 million during 2002 (Predecessor Company).

2002 Compared to 2001

Revenues. Our total net revenues for 2001 and 2002 equaled $326.5 million and $230.2 million, respectively. Net revenues were composed of net revenues from services, sales of equipment and Broadband Network development revenues. The decrease in our net revenues was principally due to the continuing adverse economic conditions being experienced throughout Latin America, including the significant devaluations of the Argentine peso and the Brazilian real during 2002.

Our net revenues from services for 2002 totaled $229.0 million, a decrease of $75.3 million (or 24.7%) compared to 2001.

The decrease in our net revenues from services during 2002 as compared to 2001 primarily resulted from lower revenues from data and value added services and Internet services (offset in part by an increase in our revenues from telephony services during 2002). Changes in our revenues during 2002 as compared to 2001 included the following:

•	Our revenues from satellite services during 2002 declined in comparison to 2001 due to (i) the effect of devaluations of the Argentine peso and the Brazilian real, (ii) lower satellite-based services volume as we transferred telecommunications services to our Broadband Network, (iii) downward pressure on our prices because of competition and adverse economic conditions, and (iv) a number of customer cancellations or non-renewals.

•	Our revenues from broadband services decreased during 2002 as compared to 2001 due to the negative effect on these revenues (in U.S. dollar terms) primarily attributable to the devaluation of the Argentine peso and the Brazilian real.

•	The decline in our revenues from Internet services during 2002 over the prior year was attributable to (i) pricing pressure (because of competition and adverse economic conditions), (ii) the effect of devaluations of the Argentine peso and the Brazilian real and (iii) our sale during 2002 of our retail Internet service provider business in Ecuador.

•	Our telephony services revenues increased during 2002 as compared to 2001. Our telephony services in Argentina, which we introduced as a new service in 2001, are utilized by third-party resellers. The overall increase in our telephony services revenues for 2002 over 2001 was generated in connection with our increased delivery during that period of switched voice services to corporate customers in Argentina and the increase of our wholesale business with carriers and resellers in Argentina, Chile, Peru, and the United States.

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

Our results in Brazil also were adversely affected during 2002 as compared to 2001 by the devaluation of the Brazilian real against the U.S. dollar. At December 31, 2001, the real traded at a rate of R$2.41 = $1.00, and at December 31, 2002 it had depreciated 46.5% to R$3.53 = $1.00. The devaluation of the real and the decline in growth in the Brazilian economy was caused in part by the recession in the region, a general aversion to emerging markets by foreign direct and financial investors and an overall decline in worldwide economic production. In addition, there had remained some concern among the international investor community that Mr. da Silva, who was elected president of Brazil on October 27, 2002, would cause Brazil to alter its policies in a manner that would adversely affect its economy.

IMPSAT Brazil’s revenues from services for 2002 totaled $35.8 million, a decrease of $7.0 million (or 16.4%) compared to the same period in 2001. This decrease in revenues from services relates primarily to the effect of the devaluation of the real. In local currency terms, IMPSAT Brazil’s revenues for 2002 decreased by 3.8% as compared to 2001.

IMPSAT Colombia recorded revenues from services of $58.3 million during 2002, compared to $62.1 million for 2001. Our net revenues from services in Colombia was negatively impacted by the sustained adverse economic conditions in that country and increased competition.

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

Sales commissions paid to third-party sales representatives for 2002 totaled $5.2 million compared to $8.2 million in 2001. The year over year decline in these commissions was primarily attributable to the effect of the devaluation of the peso on such costs in Argentina, which resulted in lower amounts of such commissions in U.S. dollar terms.

We recorded a provision for doubtful accounts of $13.1 million for 2002, compared to a provision of $16.8 million for the previous year. At December 31, 2002, approximately 37.0% of our gross trade accounts receivable were past due more than six months compared to 32.0% at the end of 2001. At the same date in 2002, our allowance for doubtful accounts covered approximately 116.0% of our gross trade accounts receivable past due more than six months. The average days outstanding in quarterly gross trade accounts receivable decreased from 89 days at December 31, 2001 to 83 days at December 31, 2002. The recession in Argentina adversely affected the quality of our accounts receivable from our customers in that country. IMPSAT Argentina’s allowance for doubtful accounts at year-end 2002 covered approximately 102.0% of its gross trade accounts receivable past due more than six months. In addition, as a consequence of the economic and political turmoil in Venezuela, we increased our allowance for doubtful accounts in that country by $1.2 million for 2002.

(3) Leased Capacity. Our leased capacity costs for 2002 totaled $74.7 million, which represented a decrease of $12.4 million (or 14.2%) compared to 2001. This decrease occurred notwithstanding an increase in costs for interconnection and telephony termination costs (which are components of our leased capacity costs), as described below. The decrease in our leased capacity costs was attributable to our favorable renegotiation of the terms of certain of the underlying capacity leases and, to a lesser extent, the effects of currency devaluations in our countries of operation during 2002. As a percentage of our total revenues, our leased capacity costs increased, principally because such costs were incurred in U.S. dollars, while our revenues in Argentina and Brazil were principally denominated and generated in local currency.

Our leased capacity costs for satellite capacity for 2002 totaled $32.1 million, a decrease of $7.0 million (or 17.8%) compared to 2001. In Argentina, our leased satellite capacity costs totaled $8.1 million for 2002, as compared to $10.5 million for 2001. Our leased satellite capacity costs for IMPSAT Brazil totaled $4.1 million for 2002, as compared to $5.9 million for 2001. Our satellite capacity costs decreased in Argentina and Brazil, in part because of (i) our favorable renegotiation of certain of our agreements with satellite capacity providers, (ii) our transitioning customers from satellite-based solutions onto the Broadband Network, and (iii) the effect on such costs of the devaluations of the peso and the real. We had approximately 873 MHz of leased satellite capacity at December 31, 2002 and 967 MHz at December 31, 2001.

Our costs for dedicated leased capacity on third-party fiber optic networks totaled $25.7 million for 2002, a decrease of $9.9 million (or 27.8%) compared to 2001. These costs were incurred principally in Argentina, Brazil, Colombia and the United States. Prior to the implementation of our Broadband Network, we had incurred these higher costs of leased fiber optic capacity in Argentina and Brazil due to the continued demand by our customers in those countries for greater bandwidth and, in the United States, due to the expansion of our Internet service offerings where we provide a link between Latin America and the U.S. Internet backbone. Although we transferred substantial amounts of our telecommunications traffic to the Broadband Network as we migrated our customers to our Broadband Network, we continued to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services. The decrease in these costs was also due, in part, to the effect on such costs of the currency devaluations experienced during 2002 in certain of our countries of operation.

In connection with certain new services that we offered as a result of the implementation of our Broadband Network and the effectiveness of our license in Argentina to provide domestic and international long distance services, we also incurred costs for interconnection and telephony termination, and frequency rights. Our I&T and frequency rights costs totaled $14.9 million during 2002 (which included $11.7 million of I&T costs). This compared to $12.4 million of I&T and frequency rights costs for 2001 (which included $8.0 million of I&T costs). Our I&T costs, which are principally denominated in local currencies, increased in connection with the growth of our telephony revenues (as discussed above under “— Revenues”), notwithstanding the effects of currency devaluations in our countries of operation during 2002.

Our I&T and frequency rights costs in Argentina totaled $7.7 million during 2002 (which included $7.0 million of I&T costs). This compared to $6.7 million of I&T and frequency rights costs for 2001 (which included $4.3 million of I&T costs).

(4) Costs of Equipment Sold and Broadband Network Development. In 2002, we incurred costs of equipment sold of $0.6 million, compared to costs of equipment sold of $10.5 million for 2001. During 2002, we incurred no Broadband Network development costs, compared to $3.3 million of such costs in 2001.

Salaries and Wages. Salaries and wages for 2002 totaled $47.9 million, a decrease of $34.2 million (or 41.7%) compared to 2001. As a result of the adverse economic conditions experienced in Argentina, Brazil and elsewhere in Latin America and as part of cost-control measures implemented by management commencing at the end of the first quarter of 2001, our aggregate number of employees fell from 1,711 at December 31, 2000 to 1,270 at December 31, 2002. The decrease in these costs was also due, in part, to the effect on such costs of the currency devaluations experienced during 2002 in certain of our countries of operation.

IMPSAT Argentina incurred salaries and wages for 2002 totaling $9.2 million, a decrease of $26.0 million (or 73.9%) over 2001. This decrease was due to the devaluation of the peso, which decreased the dollar value of our salaries and wages expenses incurred in Argentina during 2002. IMPSAT Argentina had 317 employees as of December 31, 2002 as compared to 446 employees as of December 31, 2001.

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

Gain on Extinguishment of Debt. We recorded a gain of $16.4 million during 2002, which was attributable to the repurchase at a discount of indebtedness, plus accrued interest, owed to an unrelated third party by IMPSAT Argentina through our subsidiary International Satellite Communication Holding Ltd.

Depreciation and Amortization. Our depreciation and amortization expenses for 2002 totaled $82.8 million, a decrease of $40.9 million (or 33.1%) compared to depreciation and amortization expenses for 2001. Depreciation and amortization expenses for IMPSAT Argentina for 2002 totaled $24.9 million. This represented a decrease of $30.5 million (or 55.0%) compared to IMPSAT Argentina’s depreciation and amortization expenses for 2001. The decrease in depreciation and amortization primarily is the result of the asset impairment charge of $381.9 million recorded in 2001, which reduced the dollar value of our depreciable fixed asset base.

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

Pursuant to the provisions of the Bankruptcy Code, as of June 11, 2002, the date of our Chapter 11 filing, contractual interest on our unsecured, pre-petition obligations, which were entirely constituted by our former 12-1/8% Senior Guaranteed Notes due 2003, 13-3/4% Senior Notes due 2005, and 12-3/8% Senior Notes due 2008 (collectively, the “Senior Notes”) ceased to accrue at and after such date. Such post-petition contractual interest, which was excluded in our reported interest expense for 2002, totaled $52.2 million.

Prior to our emergence from bankruptcy, we were also in default on certain amounts of accrued and unpaid interest under indebtedness constituted by our pre-Effective Date Broadband Network vendor financing agreements (the “Original Vendor Financing Agreements”) and certain other subsidiary indebtedness. Such defaulted interest components, which aggregated $49.7 million for 2002, were included in our net interest expense for 2002 as discussed in the preceding paragraphs.

In accordance with GAAP, the filing of our Chapter 11 petition on June 11, 2002 resulted in the classification as of such date of our primary obligations under the Senior Notes and certain other accounts payables (which, including accrued interest, totaled $727.5 million) as “liabilities subject to compromise” on our 2002 consolidated balance sheet. (See Notes 2 and 10 to our consolidated financial statements, included elsewhere in this Report.) Also in accordance with GAAP, our contingent liabilities as guarantor under the Original Vendor Financing Agreements and certain other indebtedness of our subsidiaries, which aggregated $281.7 million as of December 31, 2002, was classified as current portion of long-term indebtedness.

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

Recognition of Other-Than-Temporary Decline in Value. We recorded non-cash charges of $0.8 million and $20.7 million during 2002 and 2001 relating to the decline in value of our shares of common stock of Claxson Interactive Group Inc., an integrated media company with operations in Latin America (the “Claxson Shares”). This loss relating to our write down of our investment in the Claxson Shares was recorded because we had determined that the Claxson Shares had experienced an other than temporary decline in value.

Reorganization Items. We recorded reorganization items for 2002 of $23.3 million. The majority of these costs represented professional service fees that were incurred in connection with the negotiation and formation of our Plan and Chapter 11 filing. These amounts also included the remaining deferred financing costs on our Senior Notes and other subsidiary indebtedness that were expensed during 2002.

Legal Settlement. During 2002, we recorded a legal settlement gain of $26.2 million. During November 2002, we entered into a settlement agreement with 360networks pursuant to which we agreed to dismiss our arbitration and litigation proceedings against 360networks and, in return, we became entitled to certain funds totaling $22.6 million that 360networks had advanced to us in connection with the contracts between us and 360networks. These funds had been recorded by us as deferred revenues during the pendency of the litigation and arbitration proceedings. In addition, under the settlement agreement, we received from 360networks assets with a fair vale of approximately $1.6 million.

Other Losses, Net. We recorded other losses, net, for 2002 of $5.9 million, as compared to other losses, net, of $2.1 million for 2001.

Provision for Foreign Income Taxes. For 2002, we recorded a provision for foreign income taxes of $2.3 million, compared to a provision for foreign income taxes of $27.4 million for 2001. The smaller provision for foreign income taxes in 2002 compared to 2001 was principally caused by a one-time valuation allowance made in the second quarter of 2001 totaling approximately $25.5 million, which was required to be recorded because we could not conclude that utilization of tax benefits resulting from operating losses and other temporary differences was “more likely than not” to be realized under GAAP.

Net Loss. For 2002, we incurred a net loss of $204.5 million, a decrease of $510.7 million (or 71.4%) compared to 2001.

Liquidity and Capital Resources

At December 31, 2003, we had total cash, cash equivalents and trading investments of $64.0 million (as compared to $55.6 million as of December 31, 2002).

As of December 31, 2003, approximately $5.2 million of our cash and cash equivalents were held in Venezuelan bolivars by IMPSAT Venezuela (based on the official exchange rate at that date of Bs.1600.00 = $1.00). Foreign exchange controls instituted in Venezuela since February 2003 severely limit our ability to repatriate these amounts and any other earnings from our Venezuelan operations. On February 9, 2004, the Venezuelan government further devalued the bolivar to Bs. 1,920.00 = $1.00. The effects of this devaluation will be recorded in our consolidated financial statements for the first quarter of 2004. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela. Future devaluations of the Venezuelan bolivar and/or the implementation of stiffer exchange control restrictions in that country could have a material adverse effect on our financial condition and results of operations in Venezuela. See “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”

At December 31, 2003, our total indebtedness as Successor Company was $261.2 million (as compared to $1.04 billion (including unpaid accrued interest through the petition date related to the Plan) as Predecessor Company at December 31, 2002), of which $11.9 million represented current portion of long-term debt and $249.4 million represented long-term debt. Our capital expenditures budget contemplates that we will need approximately $29.3 million (including amounts spent to date) through the end of 2004 for capital expenditures. Of this budgeted amount, we expect to expend approximately $11.0 million for customer premises equipment, $11.9 million for central equipment, $2.5 million on infrastructure, and $3.9 million for other capital expenditures.

Although we have emerged from bankruptcy, we remain in default under indebtedness owed to one creditor who voted against the Plan. Under the Plan, the claims of that creditor were contingent obligations arising under guarantees by us of certain primary indebtedness of IMPSAT Argentina. This default, which relates to indebtedness totaling approximately $7.9 million in outstanding principal amount, gives the creditor the right to accelerate such indebtedness and seek immediate repayment of all outstanding amounts and accrued interest thereon.

As set forth in our consolidated statement of cash flows, our operating activities provided $30.5 million in net cash flows for 2003, compared to $27.5 million provided by operating activities during 2002.

For 2003, our investing activities provided $6.4 million in net cash flows, compared to $12.8 million of net cash flows used by investing activities during the corresponding period in 2002. During 2003, we used $8.1 million in net cash flows from financing activities. This compares to $17.2 million in net cash flows used in financing activities during 2002.

At December 31, 2003, we had leased satellite capacity with annual rental commitments of approximately $15.4 million through the year 2008. We have entered into contracts to purchase satellite capacity for approximately $15.0 million through 2015. In addition, at December 31, 2003, we had commitments to purchase telecommunications equipment amounting to approximately $3.1 million. As reported in our 2002 Form 10-K, our commitments in respect of IRU purchases under contracts with 360networks and Global Crossing have been terminated. Furthermore, we have leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate. We have committed to long term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, and the United States for approximately $2.2 million per year through 2007. The remainder of the leases are typically under one-year contracts, the early cancellation of which is subject to a fee.

The following table sets forth due dates of our contractual obligations, taking into account the effect of the Plan:

Type of Obligations	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Long-term debt	$11,851	$28,686	$34,829	$34,829	$40,292	$110,758	$261,245
Capital lease obligations	—	175	77	77	77	39	445
Operating leases (1)	30,827	24,735	19,461	13,561	11,166	7,361	107,111
Purchase obligations	3,100	—	—	—	—	—	—

Total contractual cash obligations	$45,778	$53,596	$54,367	$48,467	$51,535	$118,158	$368,801

(1)	This includes commitments for satellite capacity and terrestrial links.

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

The sections below highlight our exposure to interest rate and foreign exchange rate risks and changes in the market values of our investment in equity securities. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at December 31, 2003 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during year 2003. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. At December 31, 2003, our total floating rate indebtedness aggregated $12.0 million. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of December 31, 2003, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would affect our annual interest cost related to our floating rate indebtedness by approximately $0.1 million annually. The fair value of financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of December 31, 2003.

	Expected Maturity Date
Year Ended December 31,	2004	2005	2006	2007	2008	Thereafter	Total
Senior Notes (fixed rate)		$25,759	$32,196	$32,196	$32,196	$102,665	$225,012

Avg. interest rate		8.46%	8.46%	8.46%	8.46%	8.46%	8.46%
Term Notes (fixed rate)	$3,834	$2,795	$2,632	$2,632	$8,095	$8,096	$28,084

Avg. interest rate	12.82%	12.82%	12.82%	12.82%	12.82%	12.82%	12.82%

Vendor Financing (variable rate)	$8,017	$132					$8,149

Avg. interest rate	10.06%	10.06%					10.06%

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

As previously discussed in this Report, during January 2002 Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at March 15, 2004 was pesos 2.91= $1.00. These and any further devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. There is likely to occur during 2004 increases to our consolidated net losses that would result from transaction gains or losses on our dollar-denominated monetary assets and liabilities. Also, operating income reductions are likely to result from the potential impacts on our consolidated revenues from services of the conversion to pesos of contract obligations that were previously tied to the dollar. Balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings.

Pursuant to laws in Brazil, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that are mandatorily converted to pesos under the “pesification” decree may be adjusted pursuant to the CER, an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate completely the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currencies and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to the CER or any other consumer price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate risks. At March 15, 2004, the real traded at a rate of R 2.91 = $1.00.

As discussed above, in response to political and economic turmoil currently affecting Venezuela, the Venezuelan government imposed foreign exchange and price controls during 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls could also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At December 31, 2002, the bolivar traded at a rate of Bs.1,392.00 = $1.00, at December 31, 2003, it traded at a rate of Bs.1,600.00 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600.00 = $1.00 as part of the new currency controls. In a number of cases, we have agreed to receive bolivar at the official rate in payment for our services in lieu of U.S. dollars. As a result, our holdings of bolivars at December 31, 2003 totaled Bs.8.3 billion (or $5.2 million at the official exchange rate at such date). In February 2004, the Venezuelan government further devalued its currency to Bs.1,920.00 = $1.00.

Net revenues from services from our Argentine operations for 2003 and 2002 represented 26.4% and 24.5% of our total net revenues from services. Net revenues from services from our Brazilian operations for the years 2003 and 2002 represented approximately 13.8% and 15.6% of our total net revenues from services. Our net revenues from services in Venezuela accounted for 15.8% and 13.7% of our total revenues from services for the years 2003 and 2002.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included herein beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

An evaluation was performed by our management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our company’s principal executive officer and principal financial officer, respectively), of the effectiveness of our company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of December 31, 2003. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter of the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND OFFICERS

General information with respect to directors and officers may be found under the captions “Election of Directors” and “Further Information” in our proxy statement for the company’s annual meeting to be held on April 30, 2004, which we refer to as the Proxy Statement. Such information is incorporated herein by reference.

The information in the Proxy Statement set forth under the caption “Further Information — Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference.

We have adopted a “Statement of Business Ethics for Directors, Officers and Employees”, which we refer to as the Code of Ethics, that applies to our directors, officers and employees (including our Chief Executive Officer, Chief Financial Officer and principal accounting officer). The Code of Ethics is publicly available on our website at www.impsat.com. If we make any substantive amendments to the Code of Ethics or grant any waivers from a provision of the Code of Ethics to our Chief Executive Officer, Chief Financial Officer and principal accounting officer, we will disclose the nature of such amendment or waiver on that website.

Composition of Our Board of Directors

In connection with the Plan, our board of directors was reconstituted and is composed of seven directors. The initial term of our directors will expire on the date of our 2004 annual meeting. Therefore, in accordance with our certificate of incorporation, the directors will consist of the following four categories:

(1) our Chief Executive Officer, as our “Category One Director”

(2) two individuals, our “Category Two Directors,” elected by the initial holders of our Series A 6% Senior Guaranteed Convertible Notes due 2011 (“Series A Notes”) issued under the Plan, which we refer to as the Initial Series A Noteholders, for so long as the sum of (x) the aggregate number of shares of our common stock issuable upon conversion of Series A Notes issued to and held by the Initial Series A Noteholders or any of their respective affiliates, and (y) the aggregate number of shares of our common stock issued to and held by the Initial Series A Noteholders or such affiliates upon conversion of the Series A Notes continues to represent in the aggregate 7.5% or more of common stock on a “fully diluted basis” (that is, assuming the conversion of all the Senior Notes and all the warrants issued under the Plan, but excluding for purposes of this calculation shares of common stock issued or issuable pursuant to 2003 Stock Incentive Plan or subsequent stock plan adopted by our board of directors, or any modification, renewal or extension thereof);

(3) one individual, our “Category Three Director,” elected by Nortel as an initial holder of our Series B Senior Guaranteed Convertible Notes due 2011 (“Series B Notes”) and warrants to purchase common stock issued to Nortel under the Plan, for so long as the sum of (x) the aggregate number of shares of our common stock issuable upon conversion of Series B Notes and warrants issued to and held by Nortel or any of its affiliates, and (y) the aggregate number of shares of our common stock issued to and held by Nortel or its affiliate upon conversion of those Series B Notes and warrants, continues to represent in the aggregate 4.5% or more of common stock on a fully diluted basis; and

(4) three individuals, our “Category Four Directors,” elected by the initial 2005/2008 Holders who received our common stock under the Plan, which we refer to as the Initial 2005/2008 Common Stock, for so long as the holders of the Initial 2005/2008 Common Stock or any of their respective affiliates continue to beneficially own Initial 2005/2008

Common Stock equal, in the aggregate, to 15% or more of common stock on a fully diluted basis; provided that, for so long as the Initial Series A Noteholders have the right to elect the Category Two Directors, no more than two of the Category Four Directors may be persons who are affiliates of Morgan Stanley & Co. Incorporated.

These rights of certain holders of securities to elect directors to these categories will terminate upon the occurrence of the events described in the preceding paragraphs (for example, in the case of the Category Four Directors, when the holders of the Initial 2005/2008 Common Stock or any of their respective affiliates cease to beneficially own Initial 2005/2008 Common Stock equal to 15% or more of our common stock on a fully diluted basis). Under our certificate of incorporation, upon our determination that one of these events has occurred, each director occupying the affected category before the event will cease to be a director and the resulting vacancy will be filled:

•	by the affirmative vote of a majority of the remaining directors, and the new director will hold office until the next annual stockholders meeting, or

•	if the number of members remaining on the whole board of directors after that vacancy is less than four, by individuals nominated and elected by the holders of our common stock in accordance with our certificate of incorporation and our amended and restated bylaws, at a special meeting called for that purpose.

The number of directors cannot be increased without the unanimous votes of all directors then in office and may not be less than seven or more than fourteen.

Nominations to our board of directors will be made as provided in our certificate of incorporation, which was filed as Exhibit No. 2.1 to our Amendment No. 1 to Registration Statement on Form 8-A filed with the SEC on March 26, 2003. Subject to the rights of certain parties, a director may be removed with or without cause in accordance with the procedures set forth in our restated certificate of incorporation.

There is no provision in our certificate of incorporation for cumulative voting with respect to the election of our directors.

There is currently a vacancy in our Category Three Director position because the individual designated by Nortel upon the effectiveness of the Plan has resigned and Nortel has not exercised its right to replace its designee.

On March 25, 2004, Mr. Raul Ramirez was appointed as a Category Four Director to fill a vacancy created by the resignation of Mr. Eddy Zervigon. Mr. Ramirez previously served as a Category Four Director from the Effective Date until June 2003.

Item 11.	EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the captions “Election of Directors — Director Compensation,” “Further Information—Executive Compensation,” “ — Compensation Committee Interlocks and Insider Participation,” and “ — Performance Graph” is hereby incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Further Information – Equity Compensation Plans” is hereby incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears in the Proxy Statement under the heading “Ratification of Independent Auditors – Independent Auditor Fees and Other Matters” and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) List of Financial Statements

Consolidated Financial Statements of IMPSAT Fiber Networks, Inc. and Subsidiaries

•	Consolidated Balance Sheets as of December 31, 2002 (Predecessor Company) and 2003 (Successor Company)

•	Consolidated Statements of Operations for the Year Ended December 31, 2001 and 2002 (Predecessor Company), the Three Months Ended March 31, 2003 (Predecessor Company), and the Nine Months Ended December 31, 2003 (Successor Company)

•	Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2001 and 2002 (Predecessor Company), the Three Months Ended March 31, 2003 (Predecessor Company), and the Nine Months Ended December 31, 2003 (Successor Company)

•	Consolidated Statements of Stockholders’ Equity (Deficiency) for December 31, 2001 and 2002 (Predecessor Company), the Three Months Ended March 31, 2003 (Predecessor Company), and the Nine Months Ended December 31, 2003 (Successor Company)

•	Consolidated Statements of Cash Flows for the Year Ended December 31, 2001 and 2002 (Predecessor Company, the Three Months Ended March 31, 2003 (Predecessor Company), and the Nine Months Ended December 31, 2003 (Successor Company)

•	Notes to the consolidated financial statements

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

(b) Reports on Form 8-K.

We filed a report on Form 8-K on November 20, 2003, announcing our results of operations for the fiscal quarter ending September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, on March 30, 2004.

IMPSAT FIBER NETWORKS, INC.

By:	/s/ Ricardo A. Verdaguer

Ricardo A. Verdaguer,
President and Chief
Executive Officer
Date: March 30, 2004

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

Signature	Title	Date
/s/ Ricardo A. Verdaguer	Chairman of the Board of Directors and President and Chief Executive Officer of IMPSAT Fiber Networks, Inc. (principal executive officer)	March 30, 2004
/s/ William Connors	Director of IMPSAT Fiber Networks, Inc.	March 30, 2004
/s/ Thomas Doster IV	Director of IMPSAT Fiber Networks, Inc.	March 30, 2004
/s/ Joseph Thornton	Director of IMPSAT Fiber Networks, Inc.	March 30, 2004
/s/ Ignacio Troncoso	Director of IMPSAT Fiber Networks, Inc.	March 30, 2004
/s/ Raul Ramirez	Director of IMPSAT Fiber Networks, Inc.	March 30, 2004
/s/ Héctor Alonso	Executive Vice President and Chief Financial Officer of IMPSAT Fiber Networks, Inc. (principal financial officer)	March 30, 2004
/s/ Jose R. Torres	Executive Vice President—Accounting and Chief Accounting Officer of IMPSAT Fiber Networks, Inc. (principal accounting officer)	March 30, 2004

EXHIBIT INDEX

Exhibit No.	Description
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
4.1

Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 – Series A, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.2

Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 – Series B, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.2 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

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
10.1

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

10.2

Employment Agreement between Ricardo A. Verdaguer and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.5 to the Company’s second quarter 2003 Quarterly Report on Form 10-Q and incorporated herein by reference).

10.3	Employment Agreement between Hector R. Alonso and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.6 to the Company’s second quarter 2003 Quarterly Report on Form 10-Q and incorporated herein by reference).

Exhibit No.	Description
10.4

Letter Agreement between Marcelo Girotti and the Company dated March 25, 2003 (filed on August 14, 2003 as Exhibit 10.7 to the Company’s second quarter 2003 Quarterly Report on Form 10-Q and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreements were not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.7: Letter Agreement between Mariano Torre Gomez and the Company dated March 25, 2003; Letter Agreement between Matias Heinrich and the Company dated March 25, 2003; Letter Agreement between Alexander Rivelis and the Company dated March 25, 2003.

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

IMPSAT Fiber Networks, Inc.:

We have audited the accompanying consolidated balance sheets of IMPSAT Fiber Networks, Inc. and its subsidiaries (the “Company”) as of December 31, 2002 (Predecessor Company balance sheet) and 2003 (Successor Company balance sheet), and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2001 and 2002 (Predecessor Company operations), three months ended March 31, 2003 (Predecessor Company operations) and the nine months ended December 31, 2003 (Successor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, on December 16, 2002, the Bankruptcy Court entered an order confirming the Company’s plan of reorganization which became effective after the close of business on March 25, 2003. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization Under the Bankruptcy Code, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

In our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2002 and for the three months ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003, and the results of its operations and its cash flows for the nine months ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

March 24, 2004

PART I

FINANCIAL INFORMATION

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2002 (PREDECESSOR COMPANY) AND DECEMBER 31, 2003 (SUCCESSOR COMPANY)

(In thousands of U.S. Dollars, except share amounts)

	Predecessor Company	Successor Company
	December 31, 2002	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,563	$61,498
Trading investments	23,021	2,474
Trade accounts receivable, net	31,012	31,213
Other receivables	16,674	11,630
Prepaid expenses	2,746	2,249

Total current assets	106,016	109,064

PROPERTY, PLANT AND EQUIPMENT, Net	403,948	315,817

NON-CURRENT ASSETS:
Investments in common stock	86	1,873
Other non-current assets	10,633	13,875

Total non-current assets	10,719	15,748

TOTAL	$520,683	$440,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable — trade	$72,860	$37,095
Current portion of long-term debt	281,680	11,851
Accrued and other liabilities	48,446	33,140

Total current liabilities	402,986	82,086
LONG-TERM DEBT, Net	27,592	249,394
OTHER LONG-TERM LIABILITIES	15,280	11,904
DEFERRED REVENUES	69,918

Total liabilities not subject to compromise	515,776	343,384
LIABILITIES SUBJECT TO COMPROMISE	727,522

Total liabilities	1,243,298	343,384

COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares outstanding in 2003
Common Stock, $0.01 par value; 50,000,000 shares authorized, 10,100,000 shares issued and outstanding in 2003 (including 150,000 restricted shares held in the 2003 Stock Incentive Plan)		101
Common Stock, $0.01 par value; 300,000,000 shares authorized, 91,428,570 shares issued and outstanding in 2002	914
Additional paid in capital	537,583	90,294
(Accumulated deficit) retained earnings	(1,276,845)	9,477
Deferred stock-based compensation	(4,530)	(1,320)
Accumulated other comprehensive income (loss)	20,263	(1,307)

Total stockholders’ (deficiency) equity	(722,615)	97,245

TOTAL	$520,683	$440,629

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

	Predecessor Company	Predecessor Company	Predecessor Company	Successor Company
	Year Ended December 31, 2001	Year Ended December 31, 2002	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003
NET REVENUES:
Broadband and satellite	$229,991	$173,265	$41,382	$120,855
Internet	45,403	27,243	5,733	18,308
Value added services	17,186	14,191	4,781	10,557
Telephony	11,762	14,327	4,106	13,568
Sales of equipment	22,148	1,168	74	926

Total net revenues	326,490	230,194	56,076	164,214

COSTS AND EXPENSES:
Direct costs:
Contracted services	40,629	19,199	4,125	13,376
Other direct costs	35,416	25,935	4,696	18,353
Leased capacity	87,057	74,679	17,407	49,516
Broadband network cost	3,335
Cost of equipment sold	10,472	576	48	803

Total direct costs	176,909	120,389	26,276	82,048
Salaries and wages	82,095	47,894	10,727	35,639
Selling, general and administrative	52,964	28,204	5,553	19,824
Asset impairment charge	381,888
Gain on extinguishment of debt		(16,367)		(14,253)
Depreciation and amortization	123,678	82,766	19,358	29,535

Total costs and expenses	817,534	262,886	61,914	152,793

Operating (loss) income	(491,044)	(32,692)	(5,838)	11,421

OTHER INCOME (EXPENSES):
Interest income	10,687	1,907	200	1,068
Interest expense (contractual interest of $ 128,023 in 2002 and $21,801 for the three months ended March 31, 2003 (Predecessor))	(143,521)	(75,815)	(1,909)	(14,435)
Net (loss) gain on foreign exchange	(41,182)	(91,884)	9,969	17,566
Recognition of other-than-temporary decline in value of investments	(20,650)	(794)
Reorganization items		(23,297)	726,127
Legal settlement		26,229
Other (loss) income, net	(2,125)	(5,896)	2,923	(4,689)

Total other (expenses) income	(196,791)	(169,550)	737,310	(490)

(LOSS) INCOME BEFORE INCOME TAXES	(687,835)	(202,242)	731,472	10,931
PROVISION FOR FOREIGN INCOME TAXES	(27,420)	(2,273)	(406)	(1,454)

NET (LOSS) INCOME	$(715,255)	$(204,515)	$731,066	$9,477

NET (LOSS) INCOME PER COMMON SHARE:
BASIC	$(7.82)	$(2.24)	$8.00	$0.96

DILUTED	$(7.82)	$(2.24)	$8.00	$0.72

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC	91,429	91,429	91,429	9,917

DILUTED	91,429	91,429	91,429	16,057

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands of U.S. Dollars)

	Predecessor Company	Predecessor Company	Predecessor Company	Successor Company
	Year Ended December 31, 2001	Year Ended December 31, 2002	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003
NET (LOSS) INCOME	$(715,255)	$(204,515)	$731,066	$9,477

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(6,978)	33,656	(4,097)	(3,039)
Unrealized (loss) gain on investments available for sale	(10,212)	(475)	55	1,732
Reclassification of other-than-temporary decline in value of investment recognized in income	20,650	794

TOTAL	3,460	33,975	(4,042)	(1,307)

COMPREHENSIVE (LOSS) INCOME	$(711,795)	$(170,540)	$727,024	$8,170

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(In thousands of U.S. Dollars)

	Common Stock		Additional Paid In Capital	Common Stock Reserve Pool	(Accumulated Deficit) Retained Earnings	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2000 (PREDECESSOR COMPANY)	91,428,570	$914	$537,356		$(357,075)	$(5,438)	$(17,172)	$158,585
Amortization of amount paid in excess of carrying value of net assets acquired from related party			568					568
Change in unrealized loss on investment available for sale							(10,212)	(10,212)
Recognition of other-than-temporary decline in value of investment							20,650	20,650
Foreign currency translation adjustment							(6,978)	(6,978)
Net loss for the year					(715,255)			(715,255)

BALANCE AT DECEMBER 31, 2001 (PREDECESSOR COMPANY)	91,428,570	914	537,924		(1,072,330)	(5,438)	(13,712)	(552,642)
Amortization of amount paid in excess of carrying value of net assets acquired from related party			567					567
Change in unrealized loss on investment available for sale							(475)	(475)
Recognition of other-than-temporary decline in value of investment							794	794
Foreign currency translation adjustment							33,656	33,656
Adjustment for stock options not vested			(908)			908		—
Net loss for the year					(204,515)			(204,515)

BALANCE AT DECEMBER 31, 2002 (PREDECESSOR COMPANY)	91,428,570	914	537,583		(1,276,845)	(4,530)	20,263	(722,615)
Amortization of amount paid in excess of carrying value of net assets acquired from related party			142					142
Change in unrealized loss on investment available for sale							55	55
Foreign currency translation adjustment							(4,097)	(4,097)
Net income for the period					731,066			731,066

BALANCE AT MARCH 31, 2003 (PREDECESSOR COMPANY)	91,428,570	914	537,725		(545,779)	(4,530)	16,221	4,551
Elimination of Predecessor Company stockholders’ equity	(91,428,570)	(914)	(537,725)		545,779	4,530	(16,221)	(4,551)
Issuance of Successor Company common stock	10,000,000	100	95,257	$(6,037)		(1,320)		88,000

BALANCE AT MARCH 31, 2003 (SUCCESSOR COMPANY)	10,000,000	100	95,257	(6,037)	—	(1,320)	—	88,000
Issuance of common stock	100,000	1	1,074					1,075
Unrealized gain on investment available for sale							1,732	1,732
Foreign currency translation adjustment							(3,039)	(3,039)
Release of Common Stock Reserve Pool			(6,037)	6,037
Net income for the period					9,477			9,477

BALANCE AT DECEMBER 31, 2003 (SUCCESSOR COMPANY)	10,100,000	$101	$90,294	$—	$9,477	$(1,320)	$(1,307)	$97,245

See notes to consolidated financial statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Predecessor Company	Predecessor Company	Predecessor Company	Successor Company
	Year Ended December 31, 2001	Year Ended December 31, 2002	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(715,255)	$(204,515)	$731,066	$9,477
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization and depreciation	123,678	82,766	19,358	29,535
Asset impairment charge	381,888
Gain on extinguishment of debt		(16,367)	(728,203)	(14,253)
Stock-based compensation			440
Deferred income tax provision	26,706	319	82
Provision for doubtful accounts	16,784	13,053	515	2,365
Paid-in-kind interest on Senior Notes				9,986
Recognition of other-than-temporary decline in value of investments	20,650	794
Net (gain) loss on sale of investment	(75)	1,368
Gain on sale of assets held for disposal				(650)
Net loss on disposals of property, plant and equipment	3,203	1,141	772	2,214
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable, net	7,104	30,661	(3,816)	1,512
Decrease (increase) in prepaid expenses	272	683	(943)	1,465
Decrease (increase) in other receivables and other non-current assets	48,721	51,421	(2,870)	1,397
(Decrease) increase in accounts payable — trade	(18,383)	9,173	(2,709)	(13,273)
Increase (decrease) in accrued and other liabilities	28,906	67,898	271	(8,549)
Increase (decrease) in deferred revenues	51,430	(9,265)	(1,132)
Decrease in other long-term liabilities	(11,422)	(1,597)	(721)	(2,811)

Net cash (used in) provided by operating activities	(35,793)	27,533	12,110	18,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in trading investments	211,573	6,298	(3,303)	23,850
Proceeds from sale of assets held for disposal				6,135
Purchases of property, plant and equipment	(204,735)	(21,652)	(3,266)	(18,213)
Proceeds from sale of property, plant and equipment	6,622	1,198	340	847
Proceeds from the sale of investment	8,000	1,380

Net cash provided by (used in) investing activities	21,460	(12,776)	(6,229)	12,619

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on short-term debt	(6,280)	(8,323)
Proceeds from long-term debt	24,567	1,609	(2,464)
Repayments of long-term debt	(24,248)	(10,532)		(5,678)

Net cash used in financing activities	(5,961)	(17,246)	(2,464)	(5,678)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(11,837)	(554)	(415)	577

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,131)	(3,043)	3,002	25,933
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	67,737	35,606	32,563	35,565

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$35,606	$32,563	$35,565	$61,498

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$113,011	$5,774	$940	$4,204

Foreign income taxes paid	$4,590	$2,328	$594	$2,842

CASH PAID DURING THE PERIOD FOR REORGANIZATION ITEMS:
Professional fees and other reorganization payments		$6,767	$1,714	$5,841

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change to unrealized (loss) gain in investment available for sale.	$(10,212)	$(475)	$55	$1,732

Broadband network vendor financing	$28,306

Issuance of common stock in settlement of accounts payable				$1,075

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)

1. GENERAL

IMPSAT Fiber Networks, Inc., a Delaware holding company (the “Holding Company”), and subsidiaries (collectively the “Company” or the “Successor Company”) is a provider of integrated broadband, data, Internet, voice and data center services in Latin America. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers.

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

2. FINANCIAL RESTRUCTURING, PETITION FOR RELIEF UNDER CHAPTER 11 AND EMERGENCE

On March 11, 2002, the Holding Company concluded negotiations with an ad hoc committee representing certain creditors under the Holding Company’s Broadband Network Vendor Financing Agreements, and certain holders of its (a) $125.0 million 12 1/8% Senior Guaranteed Notes due 2003, (b) $300.0 million 13- 3/4% Senior Notes due 2005 and (c) $225.0 million 12- 3/8% Senior Notes due 2008 (collectively, the “Senior Notes”) regarding a non-binding term sheet (the “Restructuring Term Sheet”) relating to the terms of a proposed restructuring of these long-term obligations, as part of a comprehensive financial restructuring of the Company.

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

On September 4, 2002, the Holding Company filed a Disclosure Statement (the “Disclosure Statement”) and a Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan reflected the terms of the pre-arranged plan of reorganization that a majority of the holders of the indebtedness under the Company’s Vendor Financing Agreements and the holders of the Senior Notes agreed to support. The Disclosure Statement summarized the Plan and contained information concerning, among other matters, the history, business, results of operations, management, properties, liabilities and the assets available for distribution under the Plan as well as the anticipated organization and operation of a reorganized Holding Company. The Disclosure Statement also described certain effects of Plan confirmation, certain risk factors associated with the Plan, the manner in which distributions would be made to the Holding Company’s creditors under the Plan for all amounts that were owed to such parties on the Petition Date and the confirmation process and voting procedures that holders of claims in impaired classes must follow for their votes to be counted.

The Plan received the affirmative vote of the Holding Company’s creditors in accordance with the Bankruptcy Code in December 2002 and was confirmed by order of the Bankruptcy Court on December 16, 2002. In accordance with the Plan, the Holding Company emerged from bankruptcy on March 25, 2003 (the “Effective Date”). Pursuant to the Plan, on the Effective Date, all of the shares of the Company’s old common stock, options granted under the Company’s stock option plans and all other equity interests were cancelled, retired and eliminated with no consideration paid thereon. The Company also adopted a new 2003 Stock Incentive Plan and terminated all the previous stock option plans.

Although the Holding Company has emerged from bankruptcy, the Company remains in default under indebtedness owed to a creditor who voted against the Plan. Under the Plan, the claim of this creditor was a contingent obligation arising under a guarantee by the Holding Company of certain primary indebtedness of IMPSAT Argentina. Notwithstanding the Company’s emergence from bankruptcy and the extinguishment of Company’s guarantee as a result, an event of default has occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. This default, which relates to indebtedness totaling approximately $7.9 million in outstanding principal amount as of December 31, 2003, gives the respective creditor the right to accelerate such indebtedness and seek immediate repayment of all outstanding amounts and accrued interest thereon. The Company is currently conducting negotiations at the level of IMPSAT Argentina with this creditor with a view to rescheduling or otherwise restructuring the defaulted debt obligation. There is no assurance, however, that the Company will be successful in these negotiations or that the Company will reach a definitive agreement with this creditor to reschedule or restructure such obligations.

Following is a summary of the significant transactions consummated on March 25, 2003 under the Plan:

•	issued shares of the Holding Company’ new common stock (the “New Common Stock”) to holders of the Company’s 13 3/4% Senior Notes due 2005 and 12 3/8 % Senior Notes due 2008 (the “2005/2008 Holders”), in full satisfaction of their claims thereunder, including the outstanding principal and all accrued and unpaid interest. The 2005/2008 Holders received their ratable portion of 9.8 million shares of New Common Stock, less an allocation of a ratable number of such shares of New Common Stock to the holders of certain other claims of unsecured creditors of the Holding Company. Under the Plan, the dollar value of such other unsecured claims was determined after the Effective Date based on factors at the level of the Holding Company’s operating subsidiaries. Accordingly, the Plan required the Company to establish on the Effective Date a reserve (the “Common Stock Reserve Pool”) consisting of an estimated portion of such 9.8 million shares of New Common Stock sufficient to enable the Company to make any distributions after the Effective Date on account of such other unsecured claims. To this end, based on the estimated maximum value of the post-Effective Date contingencies and other unsecured claims, the Company and the creditors committee under the Plan determined that the Common Stock Reserve Pool should be composed of 686,000 shares of New Common Stock. The 2005/2008 Holders initially received on the Effective Date 9.1 million shares of New Common Stock, net of the Common Stock Reserve Pool. Pursuant to the Plan, any settlements or distributions from the Common Stock Reserve Pool with the holders of other unsecured claims were to be made in accordance with the disputed claims resolution process contained therein. Following the resolution of these claims, the Plan provided that the Company would distribute any shares of New Common Stock remaining in the Common Stock Reserve Pool ratably among the 2005/2008 Holders in accordance with the terms of the Plan. In accordance with such disputed claims resolution procedure, in December 2003, the Holding Company issued 11,564 shares of New Common Stock to holders of allowed unsecured claims and the remainder of the Common Stock Reserve Pool to the 2005/2008 Holders. Holders of the Company’s pre-Chapter 11 common stock (the “Old Common Stock”) and holders of any other equity interest received no distribution under the Plan. All Old Common Stock and all other equity interests were cancelled on the Effective Date;

•	filed with the Delaware Secretary of State a Restated Certificate of Incorporation (the “Certificate of Incorporation”);

•	amended and restated the Company’s Bylaws (the “Bylaws”);

•	cancelled all Old Common Stock, and all other existing securities and agreements to issue or purchase any equity interest;

•	issued $67.5 million in aggregate principal amount of Series A 6% Senior Guaranteed Notes due 2011 (the “Series A Notes”) (initially convertible, in the aggregate, into 22.8% of the New Common Stock on a fully diluted basis) to holders of the Holding Company’s former 12- 1/8% Senior Guaranteed Notes due 2003 (the “2003 Noteholders”), in full satisfaction of the claims of the 2003 Noteholders, including the outstanding principal and all accrued and unpaid interest thereon;

•	issued to (i) holders of debt under the Company’s pre-Effective Date Broadband Network vendor financing agreements (the “Original Vendor Financing Agreements”) and (ii) other creditors of the Company’s operating subsidiaries holding guarantees by the Holding Company of such indebtedness who voted to accept the Plan, a combination of new senior indebtedness totaling $144.0 million, $23.9 million in the aggregate of new Series B 6% Senior Guaranteed Notes due 2011 (the “Series B Notes”) (initially convertible in the aggregate into 5.3% of the New Common Stock on a fully diluted basis), and eight-year warrants to acquire 15.3% in the aggregate of the New Common Stock (on a fully diluted basis);

•	issued 200,000 shares of restricted New Common Stock to certain officers of the Company in accordance with the Company’s 2003 Stock Incentive Plan; and

•	approved stock options for 1,646,332 shares of New Common Stock to senior officers.

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

As a result of these transactions, as of March 31, 2003, the Company had 10,000,000 shares of new common stock issued and outstanding (including 686,000 shares held in the Common Stock Reserve Pool pending the resolution of disputed claims and 150,000 shares of unvested restricted stock issued under the 2003 Stock Incentive Plan).

Because the Company emerged from bankruptcy on March 25, 2003 referred to as the “Successor Company” as of and subsequent to March 31, 2003), for financial reporting purposes the Company used an effective date of March 31, 2003 and applied fresh-start accounting to the consolidated balance sheet as of that date in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In accordance with SOP 90-7, the Company adopted fresh-start accounting because (i) the holders of the existing voting shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company and (ii) the Company’s reorganization value, which served as the basis for the Plan approved by the Bankruptcy Court, was less than the Company’s post-petition liabilities and allowed claims, as shown below:

Post-petition current liabilities	$8,070
Liabilities deferred under the Chapter 11 proceedings	727,522

Total post-petition liabilities and allowed claims	735,592
Reorganization value	(557,000)

Excess of liabilities over reorganization value	$178,592

Under fresh-start accounting, a new reporting entity is considered to be created and the Company adjusts the recorded amounts of assets and liabilities to their estimated fair values at the date fresh-start accounting is applied. Accordingly, the estimated reorganization value of the Company of $557.0 million represents the total fair value that the Company allocated to the assets of the Company. In conformity with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the Holding Company has used purchase accounting (“pushed down” to its operating subsidiaries) to account for the assets and liabilities as of the fresh-start date.

The Company’s financial advisors assisted the Company in determining its estimated reorganization value of $557.0 million and its reorganization equity value of the Company of approximately $88.0 million. The financial advisors used two methodologies to derive the total estimated reorganization value: (a) the application of comparable company multiples to the Company’s historical and projected financial results; and (b) a calculation of the present value of the Company’s free cash flows under the Company’s revised business plan using financial projections through 2010, including an assumption for a terminal value, discounted at the Company’s estimated post-restructuring weighted-average cost of capital. In estimating the total reorganization value, the Company’s advisors considered the Company’s market share and position, competition and general economic considerations, projected revenue growth, potential profitability, working capital requirements and other relevant factors.

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

The effect of the Plan and the resulting fresh-start accounting adjustments on the Company’s consolidated balance sheet as of March 31, 2003, is as follows:

	Pre Reorganization Balance Sheet March 31, 2003	Debt Extinguishment And Reorganization	Common Stock Reserve Pool	2003 Stock Incentive Plan	Elimination of Equity and Fresh Start Adjustments		Post Reorganization Balance Sheet March 31, 2003
					Equity Elimination	Allocation of Reorganization Value
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,565						$35,565
Trading investments	26,324						26,324
Trade accounts receivable, net	34,493						34,493
Other receivables	13,235						13,235
Prepaid expenses	3,696						3,696
Assets held for disposal	5,222					$263	5,485

Total current assets	118,535	—		—	—	263	118,798

PROPERTY, PLANT AND EQUIPMENT, Net	390,674					(72,871)	317,803

NON-CURRENT ASSETS:
Investments in common stock	141						141
Other non-current assets	10,987						10,987

Total non-current assets	11,128	—		—	—	—	11,128

TOTAL	$520,337	$—	$—	$—	$—	$(72,608)	$447,729

					Elimination of Equity and Fresh Start Adjustments
	Pre Reorganization Balance Sheet March 31, 2003	Debt Extinguishment And Reorganization	Common Stock Reserve Pool	2003 Stock Incentive Plan	Equity Elimination	Allocation of Reorganization Value	Post Reorganization Balance Sheet March 31, 2003
LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable – trade	$74,444	$(22,442)					$52,002
Current portion of long-term debt	282,474	(258,832)					23,642
Accrued and other liabilities	51,633	(25,137)					26,496

Total current liabilities	408,551	(306,411)		—	—	—	102,140

LONG-TERM DEBT, Net	24,334	219,490					243,824

OTHER LONG-TERM LIABILITIES	13,765						13,765

DEFERRED REVENUES	69,377					$(69,377)	—

LIABILITIES SUBJECT TO COMPROMISE	727,522	(727,522)					—

Total liabilities	1,243,549	(814,443)			—	(69,377)	359,729

STOCKHOLDERS’ (DEFICIENCY) EQUITY:
Common Stock – old	914				$(914)		—
Common Stock – new		98		$2			100
Additional paid in capital – old	537,725				(537,725)		—
Additional paid in capital – new		86,142	$6,037	1,758		1,320	95,257
Accumulated deficit	(1,273,542)	728,203		(440)	550,330	(4,551)	—
Common stock reserve pool			(6,037)				(6,037)
Deferred stock-based compensation	(4,530)			(1,320)	4,530		(1,320)
Accumulated other comprehensive income	16,221				(16,221)		—

Total stockholders’ (deficiency) equity	(723,212)	814,443	—	—	—	(3,231)	88,000

TOTAL	$520,337	$—	$—	$—	$—	$(72,608)	$447,729

These adjustments primarily include the following:

Debt Extinguishment and Reorganization

•	The extinguishment of the Company’s 2005/2008 Senior Notes plus accrued interest in exchange for the issuance of 9.8 million shares of the Company’s New Common Stock (including 686,000 shares held in the Common Stock Reserve Pool pending the resolution of the Post-Effective Date Contingencies);

•	The extinguishment of the Company’s 2003 Senior Notes plus accrued interest in exchange for the issuance of $67.5 million in aggregate principal amount of Series A Notes ($60.0 million as of March 31, 2003);

•	The extinguishment of the Company’s Broadband Vendor Financing agreements that voted in favor of the plan plus accrued interest in exchange for the issuance of a combination of $144.0 million in senior indebtedness issued by IMPSAT Argentina and IMPSAT Brazil ($128.0 million as of March 31, 2003), $23.9 million in aggregate principal amount of Series B Notes ($21.2 million as of March 31, 2003) and eight-year warrants to acquire 15.3% in the aggregate of the Company’s New Common Stock;

Common Stock Reserve Pool

•	The establishment of the Common Stock Reserve Pool of 686,000 shares.

2003 Stock Incentive Plan

•	The issuance of 200,000 shares of the New Common Stock to certain officers of the Company in accordance with the 2003 Stock Incentive Plan, of which 50,000 shares vested immediately upon issuance;

Equity Eliminations

•	The cancellation of all outstanding Old Common Stock and other equity interests and the elimination of all components of stockholders’ deficiency, including paid-in-capital, accumulated deficit, deferred compensation and accumulated other comprehensive income; and

Allocation of Reorganization Value

•	The adjustments to the carrying values of the Company’s property, plant and equipment, based on the Company’s estimates of their relative fair values, which the Company determined in consultation with an external valuation specialist that the Company hired, as follows:

Adjustment to record at fair value	$36,901
Allocation of the excess of fair value assigned to the net assets acquired over cost	(109,772)

Net adjustment	$(72,871)

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

3. LIQUIDITY

As discussed in Note 2, the Company has successfully emerged from bankruptcy on March 25, 2003 with an approved reorganization plan. Prior to June 11, 2002 (the Petition Date), the Company had incurred substantial net losses and had both working capital and stockholders’ deficiencies. Emerging from bankruptcy gives the Company a chance to become successful in its future operations. The primary benefit of the bankruptcy was to relieve the Company of the obligations of the Senior Notes and Broadband Network Vendor Financing Agreements along with the related interest expense. As a result, the Company operated at a profit for the nine months ended December 31, 2003 and generated cash flows from operations of over $18 million. As of December 31, 2003, the Company has cash and cash equivalents and trading investments of over $63 million, including approximately $5 million in Venezuela (see Note 4). Based on its current business plan, the Company believes that the cash balances as of December 31, 2003 and the expected cash flows to be generated by the Company’s operations will be sufficient for the foreseeable future to pay its obligations when due, including any acceleration of the approximately $7.9 million owed to the creditor mentioned in Note 2. However, management can give no assurances that the Company will be successful in executing its business plan nor that the Company will be able to achieve profitability in the long-term.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The financial statements are presented on a consolidated basis and include the accounts of IMPSAT Fiber Networks, Inc and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The provisions of SOP 90-7 (see Note 2) were used in the preparation of these consolidated financial statements.

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

Currency Risks — In early January 2002, as Argentina’s ongoing political and financial crisis deepened, the country defaulted on its massive foreign debt and the government of President Eduardo Duhalde, who entered office on January 1, 2002, abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 at 1.65 pesos to the U.S. dollar and has been volatile since. At December 31, 2002 and 2003, the Argentine peso traded at 3.40 and 2.95 pesos to the U.S. dollar, respectively. The devaluation of the Argentine peso will generally affect the Company’s consolidated financial statements by generating foreign exchange gains or losses on dollar-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in the Company’s revenues, costs and expenses in Argentina.

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

The Company’s results in Brazil also are adversely affected by devaluations of the Brazilian real against the U.S. dollar. At December 31, 2001, the real traded at a rate of R$2.41 to the U.S. dollar, and at December 31, 2002 it had depreciated to R$3.53 to the U.S. dollar. At December 31, 2003, the real traded at R$2.89 to the U.S. dollar. Devaluations of the real against the U.S. dollar have had a negative effect on the Company’s real denominated revenues. Economic difficulties in Brazil, including further currency devaluations, could have a material adverse effect on IMPSAT Brazil’s and the Company’s overall financial condition and results of operations.

In addition, in 2002, the Venezuelan government removed controls over the trading range of the bolivar, allowing the exchange rate to be determined by market conditions. As a result, during 2002, the bolivar decreased in value in relation to the U.S. dollar by approximately 85%. During February 2003, the Venezuelan government imposed exchange rate controls, fixing the bolivar’s value to the U.S. dollar at 1,600 bolivars to the U.S. dollar. These exchange rate controls make it difficult for the Company’s customers in Venezuela to obtain the U.S. dollars needed to make payments due to the Company in U.S. dollars on a timely basis. These exchange controls also limit the Company’s ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. As of December 31, 2003, approximately $5.2 million of the Company’s cash and cash equivalents were held in Venezuela bolivars by IMPSAT Venezuela (translated into U.S. dollars at the fixed exchange rate imposed by the Venezuelan government). Pursuant to the discussions by the AICPA International Practices Task Force during their March 2003 meeting, the Company has used the official government exchange rate of 1,600 bolivars to the U.S. dollar to remeasure the financial statements of IMPSAT Venezuela. During February 2004, the Venezuelan government further devalued the bolivar and fixed the bolivar’s value to the U.S. dollar at 1,920. Based on the balances of IMPSAT Venezuela’s monetary assets and liabilities denominated in bolivars at December 31, 2003, the Company estimates it has realized approximately $0.9 million in foreign exchange losses, which will be reflected in the results of operations for the first quarter of 2004.

Cash and Cash Equivalents — Cash and cash equivalents are time deposits or money market funds with original maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value. Included in cash and cash equivalents is approximately $ 0.5 million of restricted cash in IMPSAT Peru related to certain of its borrowings and other obligations.

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

No single customer accounted for greater than 10% of total net revenues from services for the years ended December 31, 2001 and 2002 and for the three months ended March 31, 2003 and for the nine months ended December 31, 2003.

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

Assets Held for Disposal – During the first quarter of 2003, the Company determined to close its operations in Mexico, and as such reclassified the amounts of assets associated with the operations in Mexico to assets held for disposal as of March 31, 2003. During 2003, the Company sold the real estate property in Mexico for $2.4 million and its other real and personal property including its telecommunications licenses, to unrelated third parties for $3.7 million. As of December 31, 2003, there were no other assets held for disposal.

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

During the year ended December 31, 2001, in connection with the Company’s ongoing review of its business plan, cash flow and liquidity position, and the economic environment in Latin America, the Company determined that its long-lived assets primarily related to its telecommunication infrastructure were likely impaired. The Company calculated the present value of its expected cash flows of its operating subsidiaries to determine the fair value of its telecommunication infrastructure. Accordingly, the Company recorded a non-cash impairment charge of $381.9 million. This charge included approximately $245.6 million for IMPSAT Argentina, $24.7 million for IMPSAT Brazil and $28.9 million for all other countries. In addition, the charge also included approximately $82.7 million for a write-down of the value of goodwill generated by the acquisition of certain minority interests in the operating subsidiaries. The Company recorded this impairment charge based on internal estimates of fair value and other indicators and not on an independent valuation of its telecommunication infrastructure. During the year ended December 31, 2002, the three months ended March 31, 2003 and the nine months ended December 31, 2003, no impairments were recorded.

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

Income Taxes — Deferred income taxes result from temporary differences in the recognition of expenses for tax and financial reporting purposes and are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the asset and liability method of computing deferred income taxes. Under the asset and liability method, deferred taxes are adjusted for tax rate changes as they occur.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation costs been recognized based on the fair value at the date of grant for options awarded under the previous stock option plans (see Note 13) and the 2003 Plan, the pro forma amounts of the Company’s net (loss) income and net (loss) income per common share for the years ended December 31, 2001 and 2002 and the three months ended March 31, 2003 and the nine months ended December 31, 2003 would have been as follows:

	Predecessor Company	Predecessor Company	Predecessor Company	Successor Company
	Year Ended December 31, 2001	Year Ended December 31, 2002	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003
Net (loss) income
As reported	$(715,255)	$(204,515)	$731,066	$9,477
Pro forma	$(717,009)	$(206,269)	$730,891	$8,449

Net (loss) income per common share:
Basic:
As reported	$(7.82)	$(2.24)	$8.00	$0.96
Pro forma	$(7.84)	$(2.26)	$7.00	$0.85
Diluted:
As reported	$(7.82)	$(2.24)	$8.00	$0.72
Pro forma	$(7.84)	$(2.26)	$7.00	$0.66

For purposes of the pro forma disclosures, the fair value of the options granted in 2003 (see Note 13) was estimated using the minimum value method prescribed by SFAS No. 123, as the Company’s New Common Stock had not traded between the date of emergence and the date of the granting of the options. The assumptions used by the Company were as follows: no dividend yield; no volatility; risk-free interest rate of 3%; and an expected term of seven years. No stock options were granted in 2001, 2002 and during the three months ended March 31, 2003. No stock-based compensation cost is reflected in the accompanying consolidated statements of operations because all the options granted had an exercise price greater than the market value of the underlying common stock on the date of grant.

Fair Value of Financial Instruments — The Company’s financial instruments include trading investments, receivables, investments in common stock, payables, short- and long-term debt. The Company’s trading investments and common stock investments were valued at market closing prices at December 31, 2002 and 2003, respectively. The fair value of these investments is presented in Note 5. The fair values of all other financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of December 31, 2003.

Net (Loss) Income Per Common Share — Basic earnings (loss) per share is computed based on the average number of common shares outstanding and diluted earnings (loss) per share is computed based on the average number of common and potential common shares outstanding under the treasury stock method. The calculation of diluted income (loss) per share was the same as the basic income per share for the years ended December 31, 2001 and 2002 and for the three months ended March 31, 2003 since the inclusion of potential common stock in the computation would be antidilutive. The computation of net income per share for the nine months ended December 31, 2003 is as follows:

Net income	$9,477
Add back: interest on Series A and B Notes as if converted	2,145

Adjusted Net Income	$11,622

Weighted average number of common shares outstanding used in basic per share calculation	9,917

Basic net income per common share	$0.96

Weighted average number of common shares outstanding used in basic earnings per share calculation	9,917
Effect of dilutive securities:
Series A and B Notes (convertible)	5,990
Shares of restricted stock	150

Weighted average number of common shares outstanding used in diluted earnings per share calculation	16,057

Diluted net income per common share	$0.72

Antidilutive securities not included in diluted earnings per common share computation:

Stock Options	1,676,332

Exercise Price	$15.00

Warrants	3,257,178

Exercise Price	$15.00

Accumulated Other Comprehensive Income (Loss) — Accumulated other comprehensive income (loss) is comprised as follows:

	FOREIGN CURRENCY TRANSLATION	UNREALIZED GAIN ON INVESTMENTS AVAILABLE FOR SALE	TOTAL
Balance at December 31, 2000 (Predecessor Company)	$(6,415)	$(10,757)	$(17,172)
Change during the year	(6,978)	10,438	3,460

Balance at December 31, 2001 (Predecessor Company)	(13,393)	(319)	(13,712)
Change during the year	33,656	319	33,975

Balance at December 31, 2002 (Predecessor Company)	20,263	—	20,263
Change during the period	(4,097)	55	(4,042)

Balance at March 31, 2003 (Predecessor Company)	16,166	55	16,221
Elimination of Predecessor Company Accumulated Other Comprehensive Income (Loss)	(16,166)	(55)	(16,221)

Balance at March 31, 2003 (Successor Company)	—	—	—
Change during the period	(3,039)	1,732	(1,307)

Balance at December 31, 2003 (Successor Company)	$(3,039)	$1,732	$(1,307)

New Accounting Pronouncements — In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of the FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The adoption of SFAS 145 did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of APB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. During October 2003, the FASB deferred the effective date of FIN 46 until the end of the first interim or annual period ending after December 15, 2003. In addition the FASB issued a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46-R will be applied by the Company for those entities that may be considered variable interest entities as of March 31, 2004. The Company has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a significant impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a significant impact on the Company’s consolidated financial statements.

Reclassifications — Certain amounts in the 2001 and 2002 consolidated financial statements have been reclassified to conform with the 2003 presentation.

5. INVESTMENTS

The Company’s investments consist of the following at December 31, 2002 and 2003:

	Predecessor Company	Successor Company
	December 31, 2002	December 31, 2003
Trading investments, at fair value	$23,021	$2,474
Investments in common stock	$86	$1,873

The Company’s trading investments as of December 31, 2002, consisted of high-quality, short-term investments with maturities of less than 360 days. During the quarter ended June 30, 2003, the Company transferred the funds previously classified as trading investments into a money market fund and reclassified such funds to cash and cash equivalents as of June 30, 2003. During 2003, IMPSAT Venezuela invested approximately $3.0 million in short-term government bonds. Such investment is classified as trading investments as of December 31, 2003.

The Company’s investments in common stock at December 31, 2002 and 2003, included a 3.3% ownership interest in the outstanding common stock of Claxson Interactive Group Inc. (“Claxson”), an integrated media company with operations in Latin America.

6. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, by operating subsidiaries, at December 31, 2002 and 2003, are summarized as follows:

	Predecessor Company	Successor Company
	December 31, 2002	December 31, 2003
IMPSAT Argentina	$27,739	$25,465
IMPSAT Brazil	4,577	5,804
IMPSAT Colombia	3,542	3,680
IMPSAT Venezuela	8,154	6,692
All other countries	10,384	10,214

Total	54,396	51,855
Less: allowance for doubtful accounts	(23,384)	(20,642)

Trade accounts receivable, net	$31,012	$31,213

The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables is susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customers’ financial history is analyzed.

The activity for the allowance for doubtful accounts for the years ended December 31, 2001 and 2002 and for the three months ended March 31, 2003 and for the nine months ended December 31, 2003 is as follows:

	Predecessor Company	Predecessor Company	Predecessor Company	Successor Company
	December 31, 2001	December 31, 2002	March 31, 2003	December 31, 2003
Beginning balance	$22,509	$23,782	$23,384	$21,358
Provision for doubtful accounts	16,784	13,053	515	2,365
Write-offs	(7,697)	(4,741)	(1,553)	(3,238)
Effect of exchange rate change	(7,814)	(8,710)	(988)	157

Ending balance	$23,782	$23,384	$21,358	$20,642

7. OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2002 and 2003:

	Predecessor Company	Successor Company
	December 31, 2002	December 31, 2003
IMPSAT Argentina	$3,576	$577
IMPSAT Brazil	2,150	2,633
IMPSAT Colombia	3,498	3,522
IMPSAT Venezuela	2,024	2,794
All other countries	5,426	2,104

Total	$16,674	$11,630

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2002 and 2003 consist of:

	Predecessor Company	Successor Company
	December 31, 2002	December 31, 2003
Land	$11,238	$10,109
Building and improvements	70,070	33,921
Operating communications equipment	535,394	160,804
Network infrastructure (including rights of way)	167,907	103,828
IRU investments	42,618	19,381
Furniture, fixtures and other equipment	38,824	13,765

Total	866,051	341,808
Less: accumulated depreciation	(465,142)	(29,389)

Total	400,909	312,419
Equipment in transit	2,705	2,484
Construction in process	334	914

Property, plant and equipment, net	$403,948	$315,817

The recap of accumulated depreciation for the years ended December 31, 2001 and 2002 and for the three months ended March 31, 2003 and for the nine months ended December 31, 2003 is as follows:

	Predecessor Company	Predecessor Company	Predecessor Company	Successor Company
	December 31, 2001	December 31, 2002	March 31, 2003	December 31, 2003
Beginning balance	$311,787	$415,718	$465,142	$—
Depreciation expense	117,638	82,199	19,216	29,535
Disposals and retirements	(13,707)	(32,775)	(2,956)	(146)
Application of fresh-start reporting			(481,402)

Ending balance	$415,718	$465,142	$—	$29,389

IRU Agreements — The Company has entered into several agreements granting IRUs of up to 25 years on the Company’s Broadband Network, including network maintenance services and telehousing space. The Company has received advance payments related to these agreements. These advance payments were recorded as deferred revenue in the accompanying consolidated balance sheets as of December 31, 2002. As described in Note 2, the Predecessor Company’s deferred revenue liability was adjusted in the application of fresh-start accounting in accordance with EITF 01-3.

9. LONG TERM DEBT

The Company’s long-term debt at December 31, 2002 and 2003 is detailed as follows:

	Predecessor Company	Successor Company
	December 31, 2002	December 31, 2003
Series A 6% Senior Guaranteed Notes due 2011		$62,773
Series B 6% Senior Guaranteed Notes due 2011		23,792
Senior Secured Notes 10%, maturing 2009		138,447
Senior Notes issued by IMPSAT Colombia due 2008 and 2010 (interest rate 13.61%), collateralized by the assignment of customers contracts		16,197
Term notes, maturing through 2005; collateralized by buildings and equipment, the assignment of customer contracts and investment; denominated in:
U.S. dollars (interest rates 7% to 11.68%)	$11,821	1,278
Local currency (interest rate 12.85%)	19,279	6,839
Eximbank notes (interest rates 3.34% to 3.88%), maturing semiannually through 2007	18,275	3,770
Vendor financing (3.59% to 11%), maturing 2003 to 2005	259,897	8,149

Total long-term debt	309,272	261,245
Less: current portion including defaulted indebtedness	(281,680)	(11,851)

Long-term debt, net	$27,592	$249,394

The scheduled maturities of long-term debt at December 31, 2003 are as follows:

Year Ending	Amount
2004	$11,851
2005	28,686
2006	34,829
2007	34,829
2008 and thereafter	151,050

Total	$261,245

The Company’s Series A, Series B and Senior Secured Notes shown above were originally issued in conjunction with effecting the Plan described in Note 2. The Series A, Series B and Senior Secured Notes and some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends. The Series A and Series B Notes were initially convertible into the Company’s stock at a conversion price of $14.39 and $22.06, respectively. The conversion price is reduced with the passage of time. As of December 31, 2003, the Series A and Series B Notes were convertible into approximately 4,803,000 and 1,187,000 shares of common stock, respectively.

The Company’s liquidity difficulties in 2001 led to non-compliance with certain covenant requirements and payment provisions under the Company’s Original Vendor Financing Agreements. On October 25, 2001, the Company obtained a waiver of covenant defaults and an extension from these lenders for scheduled principal and interest payments under the Original Vendor Financing Agreements totaling approximately $36.3 million that were due on that date. The waiver expired on November 25, 2001 and the Original Vendor Financing Agreements became due and payable. On June 11, 2002, the Holding Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code and, effective as of such date pursuant to the provisions of the Bankruptcy Code, contractually accrued interest on the Holding Company’s unsecured, pre-petition obligations ceased to accrue. As a result of the Company’s default under the Original Vendor Financing Agreements, the defaulted amounts were reclassified to current portion of long-term debt as of December 31, 2002.

During 2002, the Company extinguished certain of its vendor financing obligations prior to maturity for cash and recorded a gain on extinguishment of approximately $16.4 million. During the period ended December 31, 2003, the Company extinguished certain of its Eximbank notes, and certain of its vendor financing and certain of its accounts payable-trade obligations prior to their maturity for cash and recorded a gain on extinguishment of approximately $8.8 million.

During the nine months ended December 31, 2003, the Company issued a combination of new senior secured indebtedness totaling $3.7 million ($3.5 million as of December 31, 2003) and Series B Notes totaling $1.7 million ($1.6 million as of December 31, 2003) in full settlement of certain vendor financing obligations totaling $10.3 million of IMPSAT Argentina. The Company recorded a $5.5 million gain on extinguishment of debt as a result of the above transaction.

10. INCOME TAXES

The composition of the provision for income taxes, all of which is for foreign taxes, for the years ended December 31, 2001 and 2002 and for the three months ended March 31, 2003 and for the nine months ended December 31, 2003 is as follows:

	Predecessor Company	Predecessor Company	Predecessor Company	Successor Company
	Year Ended December 31, 2001	Year Ended December 31, 2002	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003
Current	$(714)	$(1,954)	$(324)	$(1,454)
Deferred	(26,706)	(319)	(82)

Total	$(27,420)	$(2,273)	$(406)	$(1,454)

The foreign statutory tax rates range from 15% to 35% depending on the particular country. Deferred taxes result from temporary differences in revenue recognition, depreciation methods and net operating loss carryforwards

	Predecessor Company	Successor Company
	December 31, 2002	December 31, 2003
Deferred tax assets:
Net operating loss carryforwards:
Domestic	$76,609	$91,612
Foreign	64,413	100,093
Allowance for doubtful accounts	1,624	—
Property, plant and equipment	1,140	8,044
Services to carriers	6,068	6,557
Other	5,602	291

Gross deferred tax assets	155,456	206,597
Less: valuation allowance	(155,456)	(206,597)

Net deferred tax asset	$—	$—

Net Operating Losses Carryforward (NOLs) - For U.S. income tax purposes, the income recognized upon the cancellation of debt upon emergence from bankruptcy is excluded from the Company’s taxable income. The Company is required to reduce its tax attributes to compensate for the exclusion of debt cancellation income. The attribute reduction will occur as of the first day of the tax year following the year of emergence from bankruptcy. In general, the amount of the reduction is one dollar for each dollar excluded from gross income (the reduction to credits is 33 1/3 cents for each dollar excluded). Attribute reduction is generally applied in the following order:

•	Net operating losses and net operating loss carryovers

•	General business credits

•	Minimum tax credits

•	Capital losses and capital loss carryovers

•	Basis of property (depreciable and non-depreciable)

•	Passive activity loss carryovers

•	Foreign tax credit carryovers

In addition, the Company’s ability to utilize its remaining NOLs will be limited as a result of the change in ownership resulting from the bankruptcy restructuring.

The Company recorded a valuation allowance to offset its deferred income tax asset because management cannot conclude that utilization of the tax benefits resulting from operating losses and the other temporary differences are “more likely than not” to be realized, as required by SFAS 109.

11. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

Liabilities subject to compromise – This term refers to the liabilities incurred prior to the commencement of the Chapter 11 case. These liabilities consisted primarily of amounts outstanding under the Company’s Old Senior Notes and also included accounts payable, accrued interest and other accrued expenses. These amounts represented the Company’s estimate of known or potential claims to be resolved in connection with the Chapter 11 case as of December 31, 2002. These liabilities were restructured in accordance with the Plan, see Note 2.

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

Reorganization items — Reorganization items during the three-month period ended March 31, 2003 are comprised of the following:

Professional fees	$(1,636)
Gain on extinguishment of debt	728,203
Stock-based compensation	(440)

Total	$726,127

Reorganization items during 2002 consisted solely of professional fees.

12. OPERATING SEGMENT INFORMATION

The Company’s operating segment information, by subsidiary, is as follows for the years ended December 31, 2001 and 2002 and for the three months ended March 31, 2003 and for the nine months ended December 31, 2003:

2001 Predecessor Company	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$88,435	$26,948	$57,256	$28,258	$49,006	$(19,912)	$229,991
Internet	17,863	11,826	4,298	2,047	15,705	(6,336)	45,403
Value added services	7,082	4,042	533	1,107	15,683	(11,261)	17,186
Telephony	8,905	0	0	0	5,199	(2,342)	11,762
Sales of equipment	7,962	5,178	493	1,235	7,280	0	22,148

Total net revenues	$130,247	$47,994	$62,580	$32,647	$92,873	$(39,851)	$326,490

Operating income (loss)	$(311,315)	$(58,952)	$(190)	$781	$(121,368)		$(491,044)

Total assets	$235,471	$188,005	$101,583	$55,618	$137,897		$718,574

2002 Predecessor Company	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$35,051	$28,559	$52,975	$27,376	$52,367	$(23,063)	$173,265
Internet	6,588	4,022	4,508	2,495	12,871	(3,241)	27,243
Value added services	4,918	3,223	817	1,414	15,292	(11,473)	14,191
Telephony	9,451	0	0	0	10,142	(5,266)	14,327
Sales of equipment	538	9	14	349	258	0	1,168

Total net revenues	$56,546	$35,813	$58,314	$31,634	$90,930	$(43,043)	$230,194

Operating income (loss)	$(12,233)	$(19,865)	$1,485	$3,198	$(5,277)		$(32,692)

Total assets	$167,802	$115,387	$85,573	$47,254	$104,667		$520,683

January 1, 2003 to March 31, 2003 (Predecessor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$9,196	$5,504	$12,068	$7,510	$14,432	$(7,328)	$41,382
Internet	1,585	838	1,147	910	2,810	(1,557)	5,733
Value added services	1,157	956	225	518	2,541	(616)	4,781
Telephony	2,701		117		2,439	(1,151)	4,106
Sales of equipment	41			29	4		74

Total net revenues	$14,680	$7,298	$13,557	$8,967	$22,226	$(10,652)	$56,076

Operating income (loss)	$(3,004)	$(2,761)	$(2,729)	$2,459	$197		$(5,838)

Total assets	$124,570	$100,023	$79,925	$45,524	$97,687		$447,729

April 1, 2003 to December 31, 2003 (Successor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$25,202	$18,028	$35,832	$22,798	$38,325	$(19,330)	$120,855
Internet	5,173	2,646	3,599	2,097	10,376	(5,583)	18,308
Value added services	3,967	2,488	1,123	932	3,308	(1,261)	10,557
Telephony	9,009	14	291	0	8,890	(4,636)	13,568
Sales of equipment	530	0	168	111	117	0	926

Total net revenues	$43,881	$23,176	$41,013	$25,938	$61,016	$(30,810)	$164,214

Operating income (loss)	$1,134	$(6,549)	$5,629	$6,824	$4,383		$11,421

Total assets	$114,031	$107,376	$76,961	$54,495	$87,766		$440,629

13. STOCKHOLDERS’ EQUITY

2003 Stock Incentive Plan – On the Effective Date, in accordance with the Plan, the Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”), which provides for the grant to the Company’s officers, key employees, consultants, advisors, directors or affiliates of (i) “incentive stock options” within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, (ii) stock options that are non-qualified for U.S. federal income tax purposes, (iii) restricted stock grants and (iv) stock appreciation rights (collectively the “Awards”). The total number of shares of common stock for which Awards may be granted pursuant to the 2003 Plan is 3,087,044, subject to certain adjustments reflecting changes in the Company’s capitalization (provided that no more than 200,000 shares of common stock may be issued pursuant to Awards that are not stock options or stock appreciation rights). The 2003 Plan is administered by the Company’s compensation committee. The compensation committee determines, among other things, which of the Company’s officers, employees, consultants, advisors, affiliates and directors will receive Awards under the Plan, the time when Awards will be granted, and the type of Awards to be granted. Awards granted under the 2003 Plan are on such terms, including the number of shares subject to each Award, the time or times when the Awards will become exercisable, and the price and duration of the Award, as determined by the compensation committee. The expiration date of the 2003 Plan is March 25, 2013.

The exercise price of incentive and non-qualified stock options is determined by the compensation committee. In the case of incentive stock options and other options intended to qualify as “performance-based compensation under Section 162(m) of the U.S. Internal Revenue Code (“Section 162(m)”), the exercise price may not be less than the fair market value of the common stock on the date of grant. The term of any option may not exceed ten years from the date of grant (or five years in the case of an incentive stock option granted to an employee owning 10% or more of the company’s voting stock).

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

The Company’s compensation committee has the right at any time and from time to time to amend or modify the 2003 Plan, without the consent of the Company’s stockholders (unless otherwise required by law or regulations, including to prevent awards from failing to qualify as performance-based compensation under Section 162(m) or grantees of Awards. However, no such action may adversely affect Awards previously granted without the grantee’s consent.

Restricted Stock – On the Effective Date, in accordance with the Plan, the Company granted certain officers 200,000 shares of the Company’s New Common Stock. These shares vest in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant (but, in each case, only if the executive is still employed with the company on such respective date).

In connection with the restricted stock grant above, the Company recorded approximately $1.3 million in stockholders’ equity as deferred compensation (see Note 2) and approximately $0.4 million as compensation expense (see Note 11) on the date of grant. The deferred compensation will be amortized to expense over the vesting period.

Stock Options – On May 19, 2003, the Company granted stock options for 1,646,332 shares of the Company’s New Common Stock, at an exercise price of $15 per share to certain key employees. These stock options vest in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant. In addition, on such date, the Company also granted stock options for 30,000 shares to certain directors of the Company at an exercise price of $15 per share. These stock options vested immediately. Any unexercised stock options will expire on May 19, 2011.

A summary of stock option transactions during the nine month period ended December 31, 2003 is as follow:

		Weighted Average Exercise Price
Granted during May 2003	1,676,332	$15.00
Cancelled	—

Outstanding at December 31, 2003	1,676,332	$15.00

Stock Options exercisable at
December 31, 2003	441,586	$15.00

The following table summarizes information concerning outstanding stock options at December 31, 2003:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number of options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of options Outstanding	Weighted Average Exercise Price
$15.00	1,676,332	7 Years	$15.00	441,586	$15.00

Common Stock – On July 18, 2003, pursuant to a subscription agreement as of that date, the Company issued 100,000 shares of its common stock to Houlihan Lokey Howard & Zukin Capital (“Houlihan Lokey”). In consideration of this issuance, Houlihan Lokey agreed not to collect a $1.5 million fee otherwise payable to them for services provided during the Company’s Chapter 11 reorganization. The shares were recorded at the fair value of the stock at the date of the issuance ($10.75). The difference between the amounts due to Houlihan Lokey and the fair value of the common stock issued was recorded as a gain.

Warrants – On the Effective Date, in accordance with the Plan, the Company issued 3,257,178 eight-year warrants to acquire the Company’s stock at $ 15.00 per share (see Note 2). As of December 31, 2003, all the warrants remain outstanding.

Common Stock Reserve Pool – On the Effective Date, in accordance with the Plan, the Company established a common stock reserve pool of 686,000 shares (see Note 2). During the forth quarter of 2003, the Company released all the shares in the Common Stock Reserve Pool to holders of certain allowed general unsecured claims under the Plan and to the 2005/2008 Holders upon the conclusion of the claims resolution procedures set forth in the Plan.

14. RELATED PARTY TRANSACTIONS

The Company provides telecommunications network services to affiliates of stockholders of the Predecessor Company. During the years ended December 31, 2001, 2002 and the three months ended March 31, 2003, such services totaled approximately $12.2 million, $10.4 million, $2.3 million and, respectively. These entities ceased to be affiliated with the Company after the Effective Date. In addition, the Company also enters into transactions with such affiliates, which primarily include financial borrowings, insurance, and employee benefits services. During the years ended December 31, 2001, 2002 and the three months ended March 31, 2003, such transactions totaled approximately $9.8 million, $3.3 million and $0.5 million, respectively.

The Company also has obtained certain financing from these affiliates, which are included in Term Notes in Note 9. Amounts outstanding totaled approximately $15.0 million and $171.9 million at December 31, 2002 and 2003, respectively.

During the years ended December 31, 2001 and 2002, and for the three months ended March 31, 2003, the Company made approximately $1.4 million, $1.4 million, and $0.4 million, respectively, in payments to British Telecommunications plc (“BT”) for satellite capacity. BT ceased to be affiliated with the Company after the Effective Date. In addition, investment banking fees amounting to $0.3 million and $1.0 million were paid to affiliates during 2001 and 2002, respectively. These affiliates are current stockholders of the Company.

During 2002, the Company paid approximately $2.0 million in fees to affiliates, who were among the Company’s creditors, for structuring and negotiation of the terms of the Plan.

15. COMMITMENTS AND CONTINGENCIES

Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $15.4 million through the year 2008 under non cancelable agreements. In addition, the Company has committed to long-term contracts for the purchase of satellite and terrestrial links from third parties for approximately $15.0 million and $17.2 million through 2015 and 2008, respectively. The Company has commitments to purchase communications and data center equipment amounting to approximately $3.1 million at December 31, 2003.

The Company is a guarantor of the Senior Secured Notes issued by its subsidiaries under the Plan and other financing agreements entered by certain of its subsidiaries. At December 31, 2003, the balances outstanding were approximately $138.4 million and $0.5 million respectively (see Note 9).

Employment Agreements – Upon emergence, the Company entered into employment agreements with certain of its senior executives with provide for a three year term (subject to recurrent automatic one year renewals). Under such agreements, the base salary of these executives amount to approximately $0.8 million per year.

360networks - During June 2001, the Company terminated a series of contracts which the Company had signed in the first quarter of 2001 with subsidiaries of 360americas networks (Bermuda) ltd., a subsidiary of 360networks, Inc., and certain other subsidiaries of 360networks, Inc. (collectively “360networks”), to construct and provide IRU dark fiber, capacity services and conduit to 360networks over the Company’s Broadband Network in Argentina and Brazil, including the Company’s new Argentina-Brazil link, as a result of the breach by 360americas of its payment obligations under those contracts. Between March and May 2001, the Company made segments of the IRU dark fiber and capacity services available to 360networks for acceptance, but 360networks failed to make certain payments as required by the Company’s contract with them. 360networks also failed to make certain payments for collocation space in the Company’s telehouses in Sao Paulo and Rio de Janeiro, Brazil and Buenos Aires, Argentina, and the Company terminated those contracts as well. The Company has also terminated a contract with 360networks for collocation space in Caracas, Venezuela, also as a result of a payment default by 360networks.

The Company’s IRU dark fiber, capacity services and construction contracts with 360networks contemplated total payments of approximately $98.8 million in advance upon delivery of the IRU dark fiber, capacity services and conduit construction to 360networks and additional recurring payments, totaling approximately $45.0 million over the term of the contracts, for maintenance services. As of the termination of the contracts, 360networks had paid as a total of $25.8 million and was in default on additional payments totaling $32.0 million. In addition, 360networks was in default on payments to collocation services totaling $0.8 million. The Company commenced arbitration and litigation proceedings against 360networks for damages under the terminated contracts for the provision of IRU dark fiber and capacity services, as contemplated by the relevant agreements. During November 2002, the Company reached an agreement (the “Settlement Agreement”) with 360networks pursuant to which the Company agreed to dismiss its arbitration and litigation proceedings against 360networks in return for the Company’s retention of funds that 360networks had advanced the Company in the amount of $22.6 in relation to the contracts described above between the Company and 360networks. These funds had been recorded as deferred revenues by the Company. In addition, the Company received from 360networks, assets with a fair value of approximately $1.6 million. In connection with the Settlement Agreement, the Company recorded a gain in the amount of $26.2 million. The gain was calculated as follows:

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

Global Crossing — Global Crossing Ltd. filed for protection under Chapter 11 of the Bankruptcy Code in January 2002, and the Global Crossing subsidiaries to whom the Company provides services and infrastructure were included in Global Crossing’s Chapter 11 proceedings during August 2002. The Company is party to a series of agreements with Global Crossing for the provision of telecommunications services. Pursuant to those agreements, the Company constructed a terrestrial portion of Global Crossing’s South American network between landing points on the Atlantic Ocean in Argentina and the Pacific Ocean in Chile, granted Global Crossing a series of indefeasible rights of use (IRU) over ducts and dark fiber on its broadband telecommunication network in Argentina, Brazil and Peru, provided Global Crossing with collocation space and related services in its telehouses in Argentina, Brazil, Chile, Venezuela and Peru and provided Global Crossing with maintenance services for their telecommunications assets in Latin America. In addition, the Company acquired IRU and leased capacity on Global Crossing’s South American undersea fiber optic cable system in order to connect the Broadband Network with other parts of Latin America and the world.

Certain of the Company’s and Global Crossing’s subsidiaries have been engaged in various disputes relating to contracts entered into between and among those companies commencing in the first quarter of 2002. In the third quarter of 2003, the Company and Global Crossing agreed upon certain general terms and conditions regarding a proposed comprehensive settlement of all disputes involving the Company and Global Crossing parties. A motion to approve the proposed settlement was filed by Global Crossing in its Chapter 11 proceeding on November 17, 2003 and, on December 11, 2003, the bankruptcy court in those proceedings approved the proposed settlement. The settlement contains the following principal terms: (i) Global Crossing will provide the Company with certain telecommunications capacity on Global Crossing’s undersea telecommunications network on a leased capacity basis at no charge through the end of 2010 and certain other additional capacity on an IRU basis at no charge through the end of 2025; (ii) the parties will amend the agreements currently existing between the parties with respect to certain terms related to pricing and tenor, and such agreements (with the exception of the telehouse agreement covering space in the Company’s Lima, Peru telehouse) have been assumed by Global Crossing as part of its bankruptcy proceeding; (iii) Global Crossing will pay the Company $1.5 million in respect of all of the Company’s outstanding claims against Global Crossing on or prior to March 31, 2004; and (iv) the parties dismissed without any compensation, other than described above, all claims and proceedings between each other. The proposed settlement became effective as of December 11, 2003.

Employee Severance Litigation — On December 26, 2003, a lawsuit was filed in an Argentine court against IMPSAT Argentina by the former chairman of the Company’s board of directors, Mr. Enrique M. Pescarmona. This lawsuit alleged that IMPSAT Argentina failed to pay Mr. Pescarmona severance compensation in the amount of $2.9 million as required by Argentine labor law in connection with his termination from the Company upon the effectiveness of the Plan. The Company believes that it has meritorious defenses to the allegations in the complaints and intends to defend the litigation vigorously.

US Municipal Taxes - Pursuant to a certain state provision in the US, charges for telecommunications services that originate or terminate in and are charged to a service address in such state are subject to a discretionary municipal tax. Charges for long distance service ending or originating out of such state are exempt. The Company believes that substantially all the transactions of IMPSAT USA are excluded from the scope of the tax. To date, the state has not notified IMPSAT USA of any tax due under any municipality’s discretionary municipal tax or any state tax on telecommunications services. Accordingly, the Company is unable to determine if they are liable for any municipal taxes under such state provisions.

Other Litigation — The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business, including with respect to regulatory and foreign tax assessment matters. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

16. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected financial information for the quarterly periods in 2002 and 2003 is presented below:

	2002 Quarters
	(Predecessor Company)
	First	Second	Third	Fourth
Total net revenue	$62,413	$59,341	$55,308	$53,132
Operating loss	(15,158)	(13,186)	(5,287)	939
Net (loss) income	(58,477)	(85,630)	(92,719)	32,311
Net (loss) income per common share basic and diluted	(0.64)	(0.94)	(1.01)	0.35

	2003 Quarters
	(Predecessor Company)	(Successor Company)
	First	Second	Third	Fourth
Total net revenue	$56,076	$56,374	$56,439	$51,401
Operating income (loss)	(5,696)	7,169	6,233	(1,981)
Net income (loss)	731,066	22,246	(3,042)	(9,727)
Net income (loss) per common share basic and diluted	8.00	2.22	(0.30)	(0.97)

The Company’s 2002 fourth quarter results were positively impacted as a result of the forgiveness of interest totaling approximately $22.1 million and the legal settlement totaling approximately $26.2 million recorded by the Company as discussed in Notes 9 and 15, respectively. The Company’s 2003 first quarter results were positively impacted as a result of the gain on extinguishment of debt as discussed in Note 11. The Company’s 2003 second quarter results were positively impacted as a result of the gain on extinguishment of debt as discussed in Note 9 and the appreciation of the Brazilian real which generated a significant gain on foreign exchange.

17. GUARANTOR FINANCIAL INFORMATION

The financial information of IMPSAT Argentina, a guarantor subsidiary of the Holding Company’s Series A 6% Senior Guaranteed Notes due 2011 and Series B 6% Senior Guaranteed Notes due 2011, as of and for the nine months ended December 31, 2003 is shown in a separate column in the accompanying consolidating financial information, as follows:

CONSOLIDATING BALANCE SHEET (SUCCESSOR COMPANY)

AS OF DECEMBER 31, 2003

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,883	$1,432	$16,183		$61,498
Trading investments			2,474		2,474
Trade accounts receivable, net		14,087	17,126		31,213
Other receivables	96,610	17,654	48,414	$(151,048)	11,630
Prepaid expenses	193	432	1,935	(311)	2,249

Total current assets	140,686	33,605	86,132	(151,359)	109,064

PROPERTY, PLANT AND EQUIPMENT, Net		74,848	240,969		315,817

NON-CURRENT ASSETS:
Investments	47,225			(45,352)	1,873
Other non-current assets		5,578	8,297		13,875

Total non-current assets	47,225	5,578	8,297	(45,352)	15,748

TOTAL	$187,911	$114,031	$335,398	$(196,711)	$440,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	4,048	$22,344	$63,343	$(52,640)	$37,095
Current portion of long-term debt		7,712	4,139		11,851
Accrued and other liabilities	53	11,151	33,185	(11,249)	33,140

Total current liabilities	4,101	41,207	100,667	(63,889)	82,086
LONG-TERM DEBT, Net	86,565	52,896	109,933		249,394
OTHER LONG-TERM LIABILITIES		7,480	92,438	(88,014)	11,904

Total liabilities	90,666	101,583	303,038	(151,903)	343,384
STOCKHOLDERS’ EQUITY	97,245	12,448	32,360	(44,808)	97,245

TOTAL	$187,911	$114,031	$335,398	$(196,711)	$440,629

CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR COMPANY)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2003

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
NET REVENUES:
Broadband and satellite		$25,202	$114,983	$(19,330)	$120,855
Internet		5,173	18,718	(5,583)	18,308
Value added services		3,967	7,851	(1,261)	10,557
Telephony		9,009	9,195	(4,636)	13,568
Sales of equipment		530	396		926

Total net revenues		43,881	151,143	(30,810)	164,214

COSTS AND EXPENSES:
Direct costs:
Contracted services		4,336	9,135	(95)	13,376
Other direct costs		8,578	9,775		18,353
Leased capacity		16,031	62,967	(29,482)	49,516
Cost of equipment sold		449	354		803

Total direct costs		29,394	82,231	(29,577)	82,048
Salaries and wages		10,377	25,262		35,639
Selling, general and administrative	$2,789	6,328	11,940	(1,233)	19,824
Gain on extinguishment of debt	(4,538)	(9,715)			(14,253)
Depreciation and amortization		6,363	23,172		29,535

Total costs and expenses	(1,749)	42,747	142,605	(30,810)	152,793

Operating income (loss)	1,749	1,134	8,538		11,421

OTHER INCOME (EXPENSES):
Interest income	(1,250)	235	(1,398)	3,481	1,068
Interest expense	(1,564)	(4,030)	(5,360)	(3,481)	(14,435)
Net gain (loss) on foreign exchange	8	1,266	16,292		17,566
Equity in income of affiliates	12,867			(12,867)
Other income (loss), net	(1,776)	(402)	(2,581)	70	(4,689)

Total other (expenses) income	8,285	(2,931)	6,953	(12,797)	(490)

(LOSS) INCOME BEFORE INCOME TAXES	10,034	(1,797)	15,491	(12,797)	10,931
PROVISION FOR FOREIGN INCOME TAXES	(557)	(277)	(620)		(1,454)

NET INCOME (LOSS)	$9,477	$(2,074)	$14,871	$(12,797)	$9,477

CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR COMPANY)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2003

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows provided by (used in) from operating activities	$3,333	$439	$10,323	$5,198	$18,415
Cash flows provided by (used in) from investing activities	32,132	(4,183)	(15,330)	—	12,619
Cash flows provided by (used in) from financing activities	6,397	(2,013)	(4,864)	(5,198)	(5,678)
Effect of exchange rate change on cash and cash equivalents	(3,039)	—	3,616	—	577

Net increase in cash and cash equivalents	38,823	(6,635)	(6,255)	—	25,933
Cash and cash equivalents at beginning of the period	5,059	8,067	22,439	—	35,565

Cash and cash equivalents at end of the period	$43,882	$1,432	$16,184	$—	$61,498

* * * * * *