Form 10-Q
period 2004-03-31
IMPSAT FIBER NETWORKS INC
filed 2004-05-17
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2004, the registrant had outstanding 10,100,000 shares of common stock, $0.01 par value.

IMPSAT FIBER NETWORKS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (SUCCESSOR COMPANY)

AS OF DECEMBER 31, 2003 AND MARCH 31, 2004

(In thousands of U.S. Dollars, except share amounts)

(Unaudited)

	Successor Company
	December 31, 2003	March 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,498	$60,082
Trading investments	2,474	253
Trade accounts receivable, net	31,213	32,026
Other receivables	11,630	14,088
Prepaid expenses	2,249	3,830

Total current assets	109,064	110,279

PROPERTY, PLANT AND EQUIPMENT, Net	315,817	308,877

NON-CURRENT ASSETS:
Investments in common stock	1,873	3,446
Other non-current assets	13,875	14,350

Total non-current assets	15,748	17,796

TOTAL	$440,629	$436,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$37,095	$37,829
Current portion of long-term debt	11,851	27,553
Accrued and other liabilities	33,140	29,951

Total current liabilities	82,086	95,333
LONG-TERM DEBT, Net	249,394	236,537
OTHER LONG-TERM LIABILITIES	11,904	12,125

Total liabilities	343,384	343,995

COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares outstanding as of December 31, 2003 and March 31, 2004
Common stock, $0.01 par value; 50,000,000 shares authorized, 10,100,000 shares issued and outstanding (including 150,000 and 100,000 restricted shares held in the 2003 Stock Incentive Plan as of December 31, 2003 and March 31, 2004, respectively)	101	101
Additional paid in capital	90,294	90,294
Retained earnings	9,477	3,005
Deferred stock-based compensation	(1,320)	(880)
Accumulated other comprehensive (loss) income	(1,307)	437

Total stockholders’ equity	97,245	92,957

TOTAL	$440,629	$436,952

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY)

AND FOR THE THREE MONTHS ENDED MARCH 31, 2004 (SUCCESSOR COMPANY)

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	Predecessor Company	Successor Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
NET REVENUES:
Broadband and satellite	$41,382	$39,573
Internet	5,733	5,984
Value added services	4,781	4,206
Telephony	4,106	5,145
Sales of equipment	74	152

Total net revenues	56,076	55,060

COSTS AND EXPENSES:
Direct costs:
Contracted services	4,125	4,327
Other direct costs	4,696	3,758
Leased capacity	17,407	15,790
Cost of equipment sold	48	97

Total direct costs	26,276	23,972
Salaries and wages	10,727	12,207
Selling, general and administrative	5,553	5,505
Depreciation and amortization	19,358	10,161

Total costs and expenses	61,914	51,845

Operating (loss) income	(5,838)	3,215

OTHER INCOME (EXPENSE):
Interest income	200	311
Interest expense (contractual interest of $21,801 for the three months ended March 31, 2003 (Predecessor))	(1,909)	(4,934)
Net gain (loss) on foreign exchange	9,969	(4,391)
Reorganization items	726,127
Other income (loss), net	2,923	(130)

Total other income (expense)	737,310	(9,144)

INCOME (LOSS) BEFORE INCOME TAXES	731,472	(5,929)
PROVISION FOR FOREIGN INCOME TAXES	(406)	(543)

NET INCOME (LOSS)	$731,066	$(6,472)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC AND DILUTED	$8.00	$(0.64)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC AND DILUTED	91,429	10,051

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY)

AND FOR THE THREE MONTHS ENDED MARCH 31, 2004 (SUCCESSOR COMPANY)

(In thousands of U.S. Dollars)

(Unaudited)

	Predecessor Company	Successor Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
NET INCOME (LOSS)	$731,066	$(6,472)

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(4,097)	167
Unrealized gain on investments available for sale	55	1,484
Reclassification adjustment for gains included in net income		93

TOTAL	(4,042)	1,744

COMPREHENSIVE INCOME (LOSS)	$727,024	$(4,728)

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004 (SUCCESSOR COMPANY)

(In thousands of U.S. Dollars)

(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings	Deferred Stock-Based Compensation	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2003 (SUCCESSOR COMPANY)	10,100,000	$101	$90,294	$9,477	$(1,320)	$(1,307)	$97,245
Recognition of deferred compensation					440		440
Unrealized gain on investment available for sale						1,577	1,577
Foreign currency translation adjustment						167	167
Net loss for the period				(6,472)			(6,472)

BALANCE AT MARCH 31, 2004 (SUCCESSOR COMPANY)	10,100,000	$101	$90,294	$3,005	$(880)	$437	$92,957

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY)

AND FOR THE THREE MONTHS ENDED MARCH 31, 2004 (SUCCESSOR COMPANY)

(In thousands of U.S. Dollars)

(Unaudited)

	Predecessor Company	Successor Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$731,066	$(6,472)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,358	10,161
Gain on extinguishment of debt	(728,203)
Stock-based compensation	440	440
Deferred income tax provision	82
Provision for (reversal of allowance for) doubtful accounts	515	(1,855)
Paid-in-kind interest on Senior Notes		3,345
Net (gain) loss on foreign exchange	(9,969)	4,391
Net loss on sale of investments		46
Net loss on disposals of property, plant and equipment	772	924
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable	(3,816)	977
Increase in prepaid expenses	(943)	(1,583)
Decrease (increase) in other receivables and other non-current assets	1,214	(4,462)
(Decrease) increase in accounts payable — trade	(2,709)	1,069
Increase (decrease) in accrued and other liabilities	5,549	(3,543)
Decrease in deferred revenues	(1,132)
(Decrease) increase in other long-term liabilities	(721)	240

Net cash provided by operating activities	11,503	3,678

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in trading investments	(3,303)	2,081
Purchases of property, plant and equipment	(3,266)	(5,877)
Proceeds from sale of property, plant and equipment	340	38
Proceeds from the sale of investment		98

Net cash used in investing activities	(6,229)	(3,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,857)	(1,351)

Net cash used in financing activities	(1,857)	(1,351)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(415)	(83)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,002	(1,416)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	32,563	61,498

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$35,565	$60,082

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$940	$893

Foreign income taxes paid	$594	$567

CASH PAID DURING THE PERIOD FOR REORGANIZATION ITEMS:
Professional fees and other reorganization payments	$1,714

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain in investment available for sale.	$55	$1,484

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

2. FINANCIAL RESTRUCTURING, PETITION FOR RELIEF UNDER CHAPTER 11 AND EMERGENCE

On March 11, 2002, the Holding Company concluded negotiations with an ad hoc committee representing certain creditors under the Holding Company’s Broadband Network Vendor Financing Agreements, and certain holders of its (a) $125.0 million 12 1/8% Senior Guaranteed Notes due 2003, (b) $300.0 million 13 3/4% Senior Notes due 2005 and (c) $225.0 million 12 3/8% Senior Notes due 2008 (collectively, the “Senior Notes”) regarding a non-binding term sheet (the “Restructuring Term Sheet”) relating to the terms of a proposed restructuring of these long-term obligations, as part of a comprehensive financial restructuring of the Company.

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

Although the Holding Company has emerged from bankruptcy, the Company remains in default under indebtedness owed to a creditor who voted against the Plan. Under the Plan, the claims of this creditor were a contingent obligation arising under a guarantee by the Holding Company of certain primary indebtedness of IMPSAT Argentina. Notwithstanding the Company’s emergence from bankruptcy and the extinguishment of Company’s guarantee as a result, an event of default has occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. This default, which relates to indebtedness totaling approximately $7.6 million in outstanding principal amount as of March 31, 2004, gives the creditor the right to accelerate such indebtedness and seek immediate repayment of all outstanding amounts and accrued interest thereon. The Company is currently conducting negotiations at the level of IMPSAT Argentina with this creditor with a view to rescheduling or otherwise restructuring the defaulted debt obligation. There is no assurance, however, that the Company will be successful in these negotiations or that the Company will reach a definitive agreement with this creditor to reschedule or restructure such obligations.

Following is a summary of the significant transactions consummated on March 25, 2003 under the Plan:

•	issued shares of the Holding Company’s new common stock (the “New Common Stock”) to holders of the Company’s 13 3/4% Senior Notes due 2005 and 12 3/8% Senior Notes due 2008 (the “2005/2008 Holders”) in full satisfaction of their claims thereunder, including the outstanding principal and all accrued and unpaid interest. The 2005/2008 Holders received their ratable portion of 9.8 million shares of New Common Stock, less an allocation of a ratable number of such shares of New Common Stock to the holders of certain other claims of unsecured creditors of the Holding Company. Under the Plan, the dollar value of such other unsecured claims was determined after the Effective Date based on factors at the level of the Holding Company’s operating subsidiaries. Accordingly, the Plan required the Company to establish on the Effective Date a reserve (the “Common Stock Reserve Pool”) consisting of an estimated portion of such 9.8 million shares of New Common Stock sufficient to enable the Company to make any distributions after the Effective Date on account of such other unsecured claims. To this end, based on the estimated maximum value of the post-Effective Date contingencies and other unsecured claims, the Company and the creditors committee under the Plan determined that the Common Stock Reserve Pool should be comprised of 686,000 shares of New Common Stock. The 2005/2008 Holders initially received on the Effective Date 9.1 million shares of New Common Stock, net of the Common Stock Reserve Pool. Pursuant to the Plan, any settlements or distributions from the Common Stock Reserve Pool with the holders of other unsecured claims were to be made in accordance with the disputed claims resolution process contained therein. Following the resolution of these claims, the Plan provided that the Company would distribute any shares of New Common Stock remaining in the Common Stock Reserve Pool ratably among the 2005/2008 Holders in accordance with the terms of the Plan. In accordance with such disputed claims resolution procedure, in December 2003, the Holding Company issued 11,564 shares of New Common Stock to holders of allowed unsecured claims and the remainder of the Common Stock Reserve Pool to the 2005/2008 Holders. Holders of the Company’s pre-Chapter 11 common stock (the “Old Common Stock”) and holders of any other equity interest received no distribution under the Plan. All Old Common Stock and all other equity interests were cancelled on the Effective Date;

•	filed with the Delaware Secretary of State a Restated Certificate of Incorporation (“Certificate of Incorporation”);

•	amended and restated the Company’s Bylaws (“Bylaws”);

•	cancelled all Old Common Stock, and all other existing securities and agreements to issue or purchase any equity interest;

•	issued $67.5 million in aggregate principal amount of Series A 6% Senior Guaranteed Notes due 2011 (the “Series A Notes”) (initially convertible, in the aggregate, into 22.8% of the New Common Stock on a fully diluted basis) to holders of the Holding Company’s former 12 1/8% Senior Guaranteed Notes due 2003 (the “2003 Noteholders”), in full satisfaction of the claims of the 2003 Noteholders, including the outstanding principal and all accrued and unpaid interest thereon;

•	issued to (i) holders of debt under the Company’s pre-Effective Date Broadband Network vendor financing agreements (the “Original Vendor Financing Agreements”) and (ii) other creditors of the Company’s operating subsidiaries holding guarantees by the Holding Company of such indebtedness who voted to accept the Plan, a combination of new senior indebtedness totaling $144.0 million, $23.9 million in the aggregate of new Series B 6% Senior Guaranteed Notes due 2011 (the “Series B Notes”) (initially convertible in the aggregate into 5.3% of the New Common Stock on a fully diluted basis), and eight-year warrants to acquire 15.3% in the aggregate of the New Common Stock (on a fully diluted basis);

•	issued 200,000 shares of restricted New Common Stock to certain officers of the Company in accordance with the Company’s 2003 Stock Incentive Plan; and

•	approved stock options for 1,646,332 shares of New Common Stock to senior officers.

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

Because the Company emerged from bankruptcy on March 25, 2003 referred to as the “Successor Company” (as of and subsequent to March 31, 2003), for financial reporting purposes the Company used an effective date of March 31, 2003 and applied fresh-start accounting to the condensed consolidated balance sheet as of that date in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In accordance with SOP 90-7, the Company adopted fresh-start accounting because (i) the holders of the existing voting shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company and (ii) the Company’s reorganization value, which served as the basis for the Plan approved by the Bankruptcy Court, was less than the Company’s post-petition liabilities and allowed claims, as shown below:

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

The Company’s financial advisors assisted the Company in determining its estimated reorganization value of $557 million and its reorganization equity value of the Company of approximately $88.0 million. The financial advisors used two methodologies to derive the total estimated reorganization value: (a) the application of comparable company multiples to the Company’s historical and projected financial results; and (b) a calculation of the present value of the Company’s free cash flows under the Company’s revised business plan using financial projections through 2010, including an assumption for a terminal value, discounted at the Company’s estimated post-restructuring weighted-average cost of capital. In estimating the total reorganization value, the Company’s advisors considered the Company’s market share and position, competition and general economic considerations, projected revenue growth, potential profitability, working capital requirements and other relevant factors.

As a result of the Company’s reorganization and application of fresh-start accounting, during the three months ended March 31, 2003, the Predecessor Company recognized a gain of approximately $728.2 million on the extinguishment of the Predecessor Company’s Senior Notes, Broadband Vendor Financing agreements and other trade accounts payable.

The effect of the Plan and the resulting fresh-start accounting adjustments on the Company’s condensed consolidated balance sheet as of March 31, 2003, is as follows:

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

•	The adjustment to the Predecessor Company’s deferred revenue in accordance with Emerging Issues Task Force (“EITF”) 01-3, Accounting in a Business Combination for Deferred Revenue of an Acquiree, which requires the acquiring entity to recognize a liability (based on its fair value at the date of acquisition) related to a deferred revenue of an acquired entity only if that deferred revenue represents a legal obligation assumed by the acquiring entity (a legal performance obligation). The Successor Company determined that the deferred revenue represented a legal performance obligation under EITF 01-3; however, the fair value (based on incremental costs incurred to honor the legal performance obligation) was determined during the period ended June 30, 2003, to not be material to the Successor Company’s condensed consolidated balance sheet.

3. LIQUIDITY

As discussed in Note 2, the Company successfully emerged from bankruptcy on March 25, 2003 with an approved reorganization plan. Prior to June 11, 2002 (the Petition Date), the Company had incurred substantial net losses and had both working capital and stockholders’ deficiencies. Emerging from bankruptcy gives the Company a chance to become successful in its future operations. The primary benefit of the bankruptcy was to relieve the Company of the obligations of the Senior Notes and Broadband Network Vendor Financing Agreements along with the related interest expense. As a result, the Company has generated positive operating income and cash flows from operations of $3.2 million and $3.7 million, respectively, for the three months ended March 31, 2004. As of March 31, 2004, the Company has cash and cash equivalents and trading investments of over $60 million, which includes approximately $6.7 million in Venezuela (see Note 4). Based on its current business plan, the Company believes that the cash balances as of March 31, 2004 and the expected cash flows to be generated by the Company’s operations will be sufficient for the foreseeable future to pay its obligations when due, including any acceleration of the approximately $7.6 million owed to the creditor mentioned in Note 2. However, management can give no assurances that the Company will be successful in executing its business plan nor that the Company will be able to achieve profitability in the long-term.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The financial statements are presented on a condensed consolidated basis and include the accounts of IMPSAT Fiber Networks, Inc and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The provisions of SOP 90-7 (see Note 2) were used in the preparation of these condensed consolidated financial statements.

Interim Financial Information — The unaudited condensed consolidated financial statements as of March 31, 2004 and for the three months then ended have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the nine months ended December 31, 2003. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such period. The operating results for the three months ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the remainder of calendar year 2004 or for any future period.

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

Market Risk — The Company currently operates in countries throughout Latin America. The Company’s financial performance may be affected by inflation, exchange rates and controls, price controls, interest rates, changes in governmental economic policies, taxation and political, economic or other developments in or affecting the Latin America countries in which the Company operates. The Company has not entered into derivative transactions to hedge against potential foreign exchange or interest rate risks.

Currency Risks — The Argentine peso has been volatile since January 2002, when it traded at 1.65 pesos to the U.S. dollar. At December 31, 2003 and March 31, 2004, the Argentine peso traded at 2.95 and 2.88 pesos to the U.S. dollar, respectively. The devaluation of the Argentine peso will generally affect the Company’s condensed consolidated financial statements by generating foreign exchange gains or losses on peso-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in the Company’s revenues, costs and expenses in Argentina.

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

The Company’s results in Brazil also are adversely affected by devaluations of the Brazilian real against the U.S. dollar. At December 31, 2003 and March 31, 2004, the real traded at R$2.89 and R$2.94 to the U.S. dollar, respectively. Devaluations of the real against the U.S. dollar have had a negative effect on the Company’s real denominated revenues. Economic difficulties in Brazil, including further currency devaluations, could have a material adverse effect on IMPSAT Brazil’s and the Company’s overall financial condition and results of operations.

In 2002, the Venezuelan government removed controls over the trading range of the bolivar, allowing the exchange rate to be determined by market conditions. As a result, during 2002, the bolivar decreased in value in relation to the U.S. dollar by approximately 85%. During February 2003, the Venezuelan government imposed exchange rate controls, fixing the bolivar’s value to the U.S. dollar at 1,600 bolivars to the U.S. dollar. These exchange rate controls make it difficult for the Company’s customers in Venezuela to obtain the U.S. dollars needed to make payments due to the Company in U.S. dollars on a timely basis. These exchange controls also limit the Company’s ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. During February 2004, the Venezuelan government further devalued the bolivar and fixed the bolivar’s value to the U.S. dollar at 1,920. As of March 31, 2004, approximately $6.7 million of the Company’s cash and cash equivalents were held in Venezuela bolivars by IMPSAT Venezuela (translated into U.S. dollars at the fixed exchange rate imposed by the Venezuelan government). Pursuant to the discussions by the AICPA International Practices Task Force during their March 2003 meeting, the Company has used the official government exchange rate of 1,920 bolivars to the U.S. dollar to remeasure the financial statements of IMPSAT Venezuela.

Cash and Cash Equivalents — Cash and cash equivalents are time deposits or money market funds with original maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value. Included in cash and cash equivalents is approximately $0.5 million of restricted cash in IMPSAT Peru related to certain of its borrowings and other obligations.

Revenue Recognition — Revenues from data, value-added telephony, IT solutions and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer. In addition, the Company has entered into, and may enter into in the future, agreements with carriers granting indefeasible rights of use (“IRUs”) and access to portions of the Company’s broadband network capacity and infrastructure. Pursuant to these agreements, the Company may receive fixed advance payments for the IRUs, which would be recognized as revenue ratably over the life of the IRU. Amounts received in advance would be recorded as deferred revenue. The Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC’s views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC’s interpretation of revenue recognition.

No single customer accounted for greater than 10% of total net revenues for the three months ended March 31, 2003 and 2004.

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

Assets Held for Disposal — During the first quarter of 2003, the Company decided to close its operations in Mexico, and as such reclassified the amounts of assets associated with the operations in Mexico to assets held for disposal as of March 31, 2003. During 2003, the Company sold the real estate property in Mexico for $2.4 million and its other real and personal property including its telecommunications licenses, to unrelated third parties for $3.7 million. As of March 31, 2004, there were no other assets held for disposal.

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

Investments — Investments covered under the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, are classified by the Company as either “trading” for short term investments or “available for sale” for long term investments and are carried at fair value. Unrealized gains and losses for trading investments are included in the Company’s results of operations. Unrealized gains or losses for investments available for sale are included in accumulated other comprehensive (loss) income within stockholders’ equity. All other investments are carried at cost.

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

Foreign Currency Translation — The Company’s subsidiaries generally use the U.S. dollar as the functional currency. Accordingly, the financial statements of the subsidiaries were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the functional currency are included as net gain or loss on foreign exchange, except for IMPSAT Brazil, which uses the local currency as the functional currency, and are included in accumulated other comprehensive (loss) income in stockholders’ equity.

Stock-Based Compensation — SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee and non-employee director compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees and non-employee directors using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee directors is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee or non-employee director must pay for the stock. The Company also provides the required disclosures of SFAS No. 123.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation costs been recognized based on the fair value at the date of grant for options awarded under the previous stock option plans and the 2003 Plan, the pro forma amounts of the Company’s net income (loss) and net income (loss) per common share for the three months ended March 31, 2003 and 2004 would have been as follows:

	Predecessor Company	Successor Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Net income (loss):
As reported	$731,066	$(6,472)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(175)	(171)

Pro forma	$730,891	$(6,643)

Net income per common share (loss):
Basic:
As reported	$8.00	$(0.64)
Pro forma	$7.00	$(0.66)
Diluted:
As reported	$8.00	$(0.64)
Pro forma	$7.00	$(0.66)

For purposes of the pro forma disclosures, the fair value of the options granted in 2003 (see Note 13) was estimated using the minimum value method prescribed by SFAS No. 123, as the Company’s new common stock had not traded between the date of emergence and the date of the granting of the options. The assumptions used by the Company were as follows: no dividend yield; no volatility; risk-free interest rate of 3%; and an expected term of seven years. No stock options were granted during the three months ended March 31, 2004. No stock-based compensation cost from stock options is reflected in the accompanying condensed consolidated statements of operations because all the options granted had an exercise price greater than the market value of the underlying common stock on the date of grant.

Fair Value of Financial Instruments — The Company’s financial instruments include trading investments, receivables, investments in common stock, payables and long-term debt. The Company’s trading investments and common stock investments were valued at market closing prices at March 31, 2004. The fair value of these investments is presented in Note 5. The fair values of all other financial instruments, which approximate their carrying values, have been estimated by management using available market information and interest rates as of March 31, 2004.

Net Income (Loss) Per Common Share — Basic earnings (loss) per share is computed based on the average number of common shares outstanding and diluted earnings (loss) per share is computed based on the average number of common and potential common shares outstanding using the treasury stock method. The calculation of diluted income (loss) per share was the same as the calculation of basic income per share for the three months ended March 31, 2003 and 2004 since the inclusion of potential common stock in the computation would be antidilutive. The computation of net loss per share for the three months ended March 31, 2004 is as follows:

Net loss		$(6,472)

Weighted average number of common shares outstanding used in basic per share calculation		10,051

Basic net loss per common share		$(0.64)

Antidilutive securities not included in diluted earnings per common share computation:
Stock Options		1,676,332

Exercise Price		$15.00

Warrants		3,257,178

Exercise Price		$15.00

Series A and B Notes		6,033,000

Conversion Price	$ $	13.56 and 20.78

Restricted Stock		100,000

Accumulated Other Comprehensive Income (Loss) — Accumulated other comprehensive income (loss) is comprised as follows:

	FOREIGN CURRENCY TRANSLATION	UNREALIZED GAIN ON INVESTMENTS AVAILABLE FOR SALE	TOTAL
Balance at December 31, 2003 (Successor Company)	$(3,039)	$1,732	$(1,307)
Change during the period	167	1,577	1,744

Balance at March 31, 2004 (Successor Company)	$(2,872)	$3,309	$437

New Accounting Pronouncement — In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of APB No. 51. FIN 46 requires certain variable interest entities to be condensed consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. During October 2003, the FASB deferred the effective date of FIN 46 until the end of the first interim or annual period ending after December 15, 2003. In addition the FASB issued a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. The adoption of FIN 46-R during the three months ended March 31, 2004 did not have a material effect on the Company’s financial condition or results of operations.

Reclassifications — Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform with the 2004 presentation.

5. INVESTMENTS

The Company’s investments consist of the following at December 31, 2003 and March 31, 2004:

	Successor Company
	December 31, 2003	March 31, 2004
Trading investments, at fair value	$2,474	$253
Investments in common stock	$1,873	$3,446

Trading investments as of December 31, 2003 and March 31, 2004 consist of approximately $2.5 million and $0.3 million, respectively, in short –term bonds issued by the Venezuelan government.

The Company’s investments in common stock at December 31, 2003 and March 31, 2004 included a less than 5% ownership interest in the outstanding common stock of Claxson Interactive Group Inc. (“Claxson”), an integrated media company with operations in Latin America. The Company’s investments in common stock are classified as available for sale.

6. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, by operating subsidiaries, at December 31, 2003 and March 31, 2004, are summarized as follows:

	Successor Company
	December 31, 2003	March 31, 2004
IMPSAT Argentina	$25,465	$24,057
IMPSAT Brazil	5,804	4,652
IMPSAT Colombia	3,680	4,895
IMPSAT Venezuela	6,692	6,996
All other countries	10,214	10,214

Total	51,855	50,814
Less: allowance for doubtful accounts	(20,642)	(18,788)

Trade accounts receivable, net	$31,213	$32,026

The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables is susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customer’s financial history is analyzed.

The activity for the allowance for doubtful accounts for the three months ended March 31, 2003, for the nine months ended December 31, 2003 and for the three months ended March 31, 2004 is as follows:

	Predecessor Company March 31, 2003	Successor Company December 31, 2003	Successor Company March 31, 2004
Beginning balance	$23,384	$21,358	$20,642
Provision for (reversal of allowance for) doubtful accounts	515	2,365	(1,855)
Write-offs	(1,553)	(3,238)	(173)
Effect of exchange rate change	(988)	157	174

Ending balance	$21,358	$20,642	$18,788

7. OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company, including its operating subsidiaries and are as follows at December 31, 2003 and March 31, 2004:

	Successor Company
	December 31, 2003	March 31, 2004
IMPSAT Argentina	$577	$517
IMPSAT Brazil	2,633	2,492
IMPSAT Colombia	3,522	4,293
IMPSAT Venezuela	2,794	2,069
All other countries	2,104	4,717

Total	$11,630	$14,088

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2003 and March 31, 2004 consists of:

	Successor Company
	December 31, 2003	March 31, 2004
Land	$10,109	$10,109
Building and improvements	33,921	33,831
Operating communications equipment	160,804	164,425
Network infrastructure (including rights of way)	103,828	103,131
IRU investments	19,381	19,177
Furniture, fixtures and other equipment	13,765	13,986

Total	341,808	344,659
Less: accumulated depreciation	(29,389)	(38,998)

Total	312,419	305,661
Equipment in transit	2,484	1,911
Construction in process	914	1,305

Property, plant and equipment, net	$315,817	$308,877

The recap of accumulated depreciation for the three months ended March 31, 2003, for the nine months ended December 31, 2003 and for the three months ended March 31, 2004 is as follows:

	Predecessor Company March 31, 2003	Successor Company December 31, 2003	Successor Company March 31, 2004
Beginning balance	$465,142	$—	$29,389
Depreciation expense	19,216	29,535	10,161
Exchange rate effects	1,889	226	(143)
Disposals and retirements	(4,845)	(372)	(409)
Application of fresh-start reporting	(481,402)

Ending balance	$—	$29,389	$38,998

IRU Agreements —The Company has entered into several agreements granting IRUs of up to 25 years on the Company’s Broadband Network, including network maintenance services and telehousing space. The Company has received advance payments related to these agreements. As described in Note 2, these advance payments were initially recorded as deferred revenues and adjusted in the application of fresh-start accounting in accordance with EITF 01-3.

9. LONG TERM DEBT

The Company’s long-term debt at December 31, 2003 and March 31, 2004 is detailed as follows:

	Successor Company
	December 31, 2003	March 31, 2004
Series A 6% Senior Guaranteed Notes due 2011	$62,773	$63,707
Series B 6% Senior Guaranteed Notes due 2011	23,792	24,147
Senior Secured Notes 10%, maturing 2009	138,447	140,493
Senior Notes issued by IMPSAT Colombia due 2008 and 2010 (interest rate 13.88%), collateralized by the assignment of customers contracts	16,197	16,795
Term notes, maturing through 2007 collateralized by buildings and equipment, the assignment of customer contracts and investment; denominated in:
U.S. dollars (interest rates 7% to 11.68%)	1,278	910
Local currency (interest rate 12.97%)	6,839	6,648
Eximbank notes (interest rates 3.19% to 3.35%), maturing semiannually through 2007	3,770	3,274
Vendor financing (3.47% to 11%), in default	8,149	8,116

Total long-term debt	261,245	264,090
Less: current portion, including defaulted indebtedness	(11,851)	(27,553)

Long-term debt, net	$249,394	$236,537

The Company’s Series A, Series B and Senior Secured Notes shown above were originally issued in conjunction with effecting the Plan described in Note 2. The Series A, Series B and Senior Secured Notes and some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends. The Series A and Series B Notes were initially convertible into the Company’s stock at a conversion price of $14.39 and $22.06, respectively. The conversion price is reduced with the passage of time. As of March 31, 2004, the Series A and Series B Notes were convertible into approximately 4,837,000 and 1,195,000 shares of common stock, respectively.

10. INCOME TAXES

The composition of the provision for income taxes, all of which is for foreign taxes, for the three months ended March 31, 2003 and 2004 is as follows:

	Predecessor Company	Successor Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Current	$(324)	$(543)
Deferred	(82)

Total	$(406)	$(543)

The foreign statutory tax rates range from 15% to 35% depending on the particular country. Deferred taxes result from temporary differences in revenue recognition, depreciation methods and net operating loss carryforwards.

Net Operating Losses Carryforward (NOLs) — For U.S. income tax purposes, the income recognized upon the cancellation of debt upon emergence from bankruptcy were excluded from the Company’s taxable income. The Company is required to reduce its tax attributes to compensate for the exclusion of debt cancellation income. The attribute reduction will occur as of the first day of the tax year following the year of emergence from bankruptcy. In general, the amount of the reduction is one dollar for each dollar excluded from gross income (the reduction to credits is 33 1/3 cents for each dollar excluded). Attribute reduction is generally applied in the following order:

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

11. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

Liabilities subject to compromise — This term refers to the liabilities incurred prior to the commencement of the Chapter 11 case. These liabilities consisted primarily of amounts outstanding under the Company’s Old Senior Notes and also included accounts payable, accrued interest and other accrued expenses. These amounts represented the Company’s estimate of known or potential claims to be resolved in connection with the Chapter 11 case. These liabilities were restructured in accordance with the Plan, see Note 2.

Liabilities subject to compromise as of March 25, 2003 were as follows:

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

Reorganization items — Reorganization items during the three-month period ended March 31, 2003 are comprised of the following:

Professional fees	$(1,636)
Gain on extinguishments of debt	728,203
Stock-based compensation	(440)

Total	$726,127

12. OPERATING SEGMENT INFORMATION

The Company’s operating segment information, by subsidiary, is as follows for three months ended March 31, 2003 and 2004:

Three months ended March 31, 2003 (Predecessor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$9,196	$5,504	$12,068	$7,510	$14,432	$(7,328)	$41,382
Internet	1,585	838	1,147	910	2,810	(1,557)	5,733
Value added services	1,157	956	225	518	2,541	(616)	4,781
Telephony	2,701		117		2,439	(1,151)	4,106
Sales of equipment	41			29	4		74

Total net revenues	$14,680	$7,298	$13,557	$8,967	$22,226	$(10,652)	$56,076

Operating income (loss)	$(3,004)	$(2,761)	$(2,729)	$2,459	$197		$(5,838)

Total assets	$124,570	$100,023	$79,925	$45,524	$97,687		$447,729

Three months ended March 31, 2004 (Successor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$8,062	$5,369	$11,823	$7,174	$12,847	$(5,702)	$39,573
Internet	1,536	865	1,234	597	3,161	(1,409)	5,984
Value added services	1,651	1,099	467	315	836	(162)	4,206
Telephony	3,422	13	49	—	3,164	(1,503)	5,145
Sales of equipment	97	—	34	20	1	—	152

Total net revenues	$14,768	$7,346	$13,607	$8,106	$20,009	$(8,776)	$55,060

Operating income (loss)	$789	$(1,677)	$1,754	$2,505	$(156)		$3,215

Total assets	$113,634	$104,182	$79,042	$56,809	$83,285		$436,952

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

The exercise price of incentive and non-qualified stock options is determined by the compensation committee. In the case of incentive stock options and other options intended to qualify as “performance-based” compensation under Section 162(m) of the U.S. Internal Revenue Code (“Section 162(m)”), the excercise price may not be less than the fair market value of the common stock on the date of grant. The term of any option may not exceed ten years from the date of grant (or five years in the case of an incentive stock option granted to an employee owning 10% or more of the company’s voting stock).

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

The Company’s compensation committee has the right at any time and from time to time to amend or modify the 2003 Plan, without the consent of the Company’s stockholders (unless otherwise required by law or regulations, including to prevent awards from failing to qualify as performance-based compensation under Section 162(m)) or grantees of Awards. However, no such action may adversely affect Awards previously granted without the grantee’s consent.

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

In connection with the restricted stock grant above, the Company recorded approximately $1.3 million in stockholders’ equity as deferred compensation and recognized approximately $0.4 million as compensation expense on the date of grant and during the three months ended March 31, 2004. The deferred compensation will be amortized to expense over the vesting period.

Stock Options – On May 19, 2003, the Company granted stock options for 1,646,332 shares of the Company’s New Common Stock, at an exercise price of $15 per share to certain key employees. These stock options vest in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant. In addition, on such date, the Company also granted stock options for 30,000 shares to certain directors of the Company at an exercise price of $15 per share. These stock options vested immediately. Any unexercised stock options will expire on May 19, 2011. No options were granted during the three months ended March 31, 2004.

Warrants – On the Effective Date, in accordance with the Plan, the Company issued 3,257,178 eight-year warrants to acquire the Company’s stock at $ 15.00 per share. As of March 31, 2004, all the warrants remain outstanding.

14. COMMITMENTS AND CONTINGENCIES

Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $15.4 million through the year 2008 under non cancelable agreements. In addition, the Company has committed to long-term contracts for the purchase of satellite and terrestrial links from third parties for approximately $15.0 million and $16.3 million through 2015 and 2008, respectively. The Company has commitments to purchase communications and data center equipment amounting to approximately $5.3 million at March 31, 2004.

The Company is a guarantor of the Senior Secured Notes issued by its subsidiaries under the Plan and other financing agreements entered into by certain of its subsidiaries. At March 31, 2004, the balances outstanding were approximately $140.5 million and $0.5 million respectively (see Note 9).

Employment Agreements – Upon emergence, the Company entered into employment agreements with certain of its senior executives with provide for a three year term (subject to recurrent automatic one year renewals). Under such agreements, the base salary of these executives amounts to approximately $0.8 million per year.

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

Employee Severance Litigation — On December 26, 2003, a lawsuit was filed in an Argentine court against IMPSAT Argentina by the former chairman of the Company’s board of directors, Mr. Enrique M. Pescarmona. This lawsuit alleged that IMPSAT Argentina failed to pay Mr. Pescarmona severance compensation in the amount of $2.9 million which the plaintiff believes is required by Argentine labor law in connection with his termination from the Company upon the effectiveness of the Plan. The Company believes that it has meritorious defenses to the allegations in the complaints and intends to defend the litigation vigorously.

US Municipal Taxes — Pursuant to a certain state provision in the US, charges for telecommunications services that originate or terminate in and are charged to a service address in such state are subject to a discretionary municipal tax. Charges for long distance service ending or originating out of such state are exempt. The Company believes that substantially all the transactions of IMPSAT USA are excluded from the scope of the tax. To date, the state has not notified IMPSAT USA of any tax due under any municipality’s discretionary municipal tax or any state tax on telecommunications services. Accordingly, the Company is unable to determine if they are liable for any municipal taxes under such state provisions.

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

15. GUARANTOR FINANCIAL INFORMATION

The financial information of IMPSAT Argentina, a guarantor subsidiary of the Holding Company’s Series A 6% Senior Guaranteed Notes due 2011 and Series B 6% Senior Guaranteed Notes due 2011, as of December 31, 2003 and as of and for the three months ended March 31, 2004 is shown in a separate column in the accompanying consolidating financial information, as follows:

CONSOLIDATING BALANCE SHEET (SUCCESSOR COMPANY)

AS OF DECEMBER 31, 2003

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations		Consolidated
		(Guarantor)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,883	$1,432	$16,183	$		$61,498
Trading investments			2,474			2,474
Trade accounts receivable, net		14,087	17,126			31,213
Other receivables	96,610	17,654	48,414		(151,048)	11,630
Prepaid expenses	193	432	1,935		(311)	2,249

Total current assets	140,686	33,605	86,132		(151,359)	109,064

PROPERTY, PLANT AND EQUIPMENT, Net		74,848	240,969			315,817

NON-CURRENT ASSETS:
Investments in common stock	47,225				(45,352)	1,873
Other non-current assets		5,578	8,297			13,875

Total non-current assets	47,225	5,578	8,297		(45,352)	15,748

TOTAL	$187,911	$114,031	$335,398		$(196,711)	$440,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$4,048	$22,344	$63,343		$(52,640)	$37,095
Current portion of long-term debt		7,712	4,139			11,851
Accrued and other liabilities	53	11,151	33,185		(11,249)	33,140

Total current liabilities	4,101	41,207	100,667		(63,889)	82,086
LONG-TERM DEBT, Net	86,565	52,896	109,933			249,394
OTHER LONG-TERM LIABILITIES		7,480	92,438		(88,014)	11,904

Total liabilities	90,666	101,583	303,038		(151,903)	343,384
STOCKHOLDERS’ EQUITY	97,245	12,448	32,360		(44,808)	97,245

TOTAL	$187,911	$114,031	$335,398		$(196,711)	$440,629

CONSOLIDATING BALANCE SHEET (SUCCESSOR COMPANY)

AS OF MARCH 31, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations		Condensed Consolidated
		(Guarantor)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,614	$2,106	$17,362	$		$60,082
Trading investments			253			253
Trade accounts receivable, net		13,978	18,048			32,026
Other receivables	93,576	17,770	55,580		(152,838)	14,088
Prepaid expenses		723	3,307		(200)	3,830

Total current assets	134,190	34,577	94,550		(153,038)	110,279

PROPERTY, PLANT AND EQUIPMENT, Net		73,424	235,453			308,877

NON-CURRENT ASSETS:
Investments	52,169				(48,723)	3,446
Other non-current assets		5,633	8,717			14,350

Total non-current assets	52,169	5,633	8,717		(48,723)	17,796

TOTAL	$186,359	$113,634	$338,720		$(201,761)	$436,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$3,547	$22,118	$68,925		$(56,761)	$37,829
Current portion of long-term debt		13,608	13,945			27,553
Accrued and other liabilities	2,002	9,918	37,008		(18,977)	29,951

Total current liabilities	5,549	45,644	119,878		(75,738)	95,333
LONG-TERM DEBT, Net	87,853	47,719	100,965			236,537
OTHER LONG-TERM LIABILITIES		4,010	85,984		(77,869)	12,125

Total liabilities	93,402	97,373	306,827		(153,607)	343,995
STOCKHOLDERS’ EQUITY	92,957	16,261	31,893		(48,154)	92,957

TOTAL	$186,359	$113,634	$338,720		$(201,761)	$436,952

CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR COMPANY)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(In thousands of U.S. Dollars)

	Holding Company		IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated
			(Guarantor)
NET REVENUES:
Broadband and satellite	$		$8,062	$37,213	$(5,702)	$39,573
Internet			1,536	5,857	(1,409)	5,984
Value added services			1,651	2,717	(162)	4,206
Telephony			3,422	3,226	(1,503)	5,145
Sales of equipment			97	55		152

Total net revenues			14,768	49,068	(8,776)	55,060

COSTS AND EXPENSES:
Direct costs:
Contracted services			1,594	2,767	(34)	4,327
Other direct costs			612	3,146		3,758
Leased capacity			4,944	19,575	(8,729)	15,790
Cost of equipment sold			67	30		97

Total direct costs			7,217	25,518	(8,763)	23,972
Salaries and wages		440	2,887	8,880		12,207
Selling, general and administrative		681	1,749	3,088	(13)	5,505
Depreciation and amortization			2,124	8,037		10,161

Total costs and expenses		1,121	13,977	45,523	(8,776)	51,845

Operating (loss) income		(1,121)	791	3,545		3,215

OTHER INCOME (EXPENSE):
Interest income		1,589	12	200	(1,490)	311
Interest expense		(1,292)	(1,270)	(3,862)	1,490	(4,934)
Net gain (loss) on foreign exchange		12	(551)	(3,852)		(4,391)
Equity in income of affiliates		(5,745)			5,745
Other income (loss), net		85	381	(596)		(130)

Total other (expense) income		(5,351)	(1,428)	(8,110)	5,745	(9,144)

(LOSS) INCOME BEFORE INCOME TAXES		(6,472)	(637)	(4,565)	5,745	(5,929)
PROVISION FOR FOREIGN INCOME TAXES				(543)		(543)

NET (LOSS) INCOME		$(6,472)	$(637)	$(5,108)	$5,745	$(6,472)

CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR COMPANY)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed consolidated
		(Guarantor)
Cash flows provided by (used in) operating activities	$(2,068)	$575	$1,915	$3,256	$3,678
Cash flows provided by (used in) investing activities	(1,367)	(837)	(1,456)		(3,660)
Cash flows provided by (used in) financing activities		936	969	(3,256)	(1,351)
Effect of exchange rate change on cash and cash equivalents	167		(250)		(83)

Net increase in cash and cash equivalents	(3,268)	674	1,178		(1,416)
Cash and cash equivalents at beginning of the period	43,883	1,432	16,183		61,498

Cash and cash equivalents at end of the period	$40,615	$2,106	$17,361	$—	$60,082

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Reorganization

As discussed in our 2003 Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2004, (the “2003 Form 10-K”), we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States District Court for the Southern District of New York on June 11, 2002 (the “Bankruptcy Case”). We subsequently filed a plan of reorganization (the “Plan”) in the Bankruptcy Case, which Plan was confirmed in the Bankruptcy Case and became effective on March 25, 2003 (the “Effective Date”), at which time we emerged from bankruptcy. Pursuant to the Plan, we substantially reduced our outstanding debt and annual interest expense and increased our liquidity. At December 31, 2002, prior to the effectiveness of the Plan, our long-term debt, including current maturities and estimated liabilities subject to the Chapter 11 proceeding, aggregated approximately $1.09 billion. Also at December 31, 2002, our total indebtedness (including unpaid accrued interest through the petition date related to the Plan) aggregated $1.04 billion and our cash, cash equivalents and trading investments totaled $55.6 million. As of March 31, 2003, upon the effectiveness of the Plan, our total indebtedness was reduced to approximately $267.5 million, and our cash, cash equivalents and trading investments totaled approximately $61.9 million.

Upon our emergence from bankruptcy on March 25, 2003, we adopted “fresh start” reporting as required by SOP 90-7. Under SOP 90-7 fresh start reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start reporting is applied. Among other things, this required us to allocate the reorganization value of our reorganized company to its specific tangible and identifiable assets and liabilities. The effect of the reorganization and the implementation of SOP 90-7 fresh start reporting on our condensed consolidated financial statements is discussed in detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Report. As a result of the implementation of SOP 90-7 fresh start reporting, the consolidated financial statements of our company from and after its emergence from bankruptcy are not be comparable to the consolidated financial statements in prior periods.

Revenues

Our contracts with our customers have in the past typically ranged in duration from six months to five years and contracts with our private telecommunications network customers have generally been three-year contracts. Under the Argentine “pesification” decree described below under “Currency Risks,” if a contract denominated in pesos is entered into after the decree’s enactment, payments under that contract are not entitled to be adjusted according to the CER or any other consumer price index. Accordingly, in order to mitigate our inflation risk, our peso-denominated contracts in Argentina are typically for shorter terms ranging from three to six months. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the quantity and type of equipment installed. Except in Brazil and Argentina, the fees stipulated in the contracts are generally denominated in U.S. dollar equivalents. Services (other than installation fees) are billed on a monthly, predetermined basis, which coincide with the rendering of the services. We report our revenues net of deductions for sales taxes.

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

Costs and Expenses

Our costs and expenses principally include:

•	direct costs

•	salaries and wages

•	selling, general and administrative expenses

•	depreciation and amortization

Our direct costs include payments for leased satellite transponder and fiber optic capacity. Our pan-Latin American broadband fiber optic network (the “Broadband Network”), which we begin to commercialize in the fourth quarter of 2000, has enabled us to decrease our payments for leased satellite capacity as we have shifted transmission from leased satellite facilities to our Broadband Network after satellite contracts expire. Other principal items composing direct costs are contracted services costs and allowance for doubtful accounts. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. Installation and de-installation costs are the costs we incur when we install or remove earth stations, micro-stations and other equipment from customer premises. Direct costs also include licenses and other fees and sales commissions paid to third-party sales representatives and to our salaried sales force.

Our selling, general and administrative expenses consist principally of:

•	publicity and promotion costs

•	fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance and corporate telecommunication and energy expenses

Currency Risks

Except in Argentina and Brazil, our contracts with customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during the first quarter of 2004. Nevertheless, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, we are exposed to exchange rate risk, even in countries other than Argentina and Brazil. Furthermore, under applicable law, our contracts with customers in Brazil cannot and, under certain circumstances, our contracts with customers in Argentina may not, be linked to the exchange rate between the local currency and the U.S. dollar. Accordingly, operations in Argentina and Brazil increase our exposure to exchange rate risks.

In addition, as a result of foreign currency exchange and transfer controls established by the Venezuelan government in February 2003, our contracts with customers in Venezuela are currently being paid in local currency at the fixed exchange rate established by the Venezuelan government between the local currency and the U.S. dollar. As the exchange control regulations do not permit us to exchange our cash and cash equivalents in local currency into U.S. dollars without specific governmental authorizations, the Venezuelan exchange control regulations have adversely affected our exchange-rate risks for all dollar-denominated liabilities owing by our Venezuelan operating subsidiary and our ability to receive dividends or other distributions from that subsidiary. We cannot predict the duration or other adverse effects that the current Venezuelan exchange controls may have on our operating results and financial condition.

Argentina

In early January 2002, the government of then Argentine President Eduardo Duhalde abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and has traded as low as 3.87 pesos to the U.S. dollar on June 26, 2002. As of March 31, 2003, the exchange rate was 3.00 pesos to the U.S. dollar, and as of March 31, 2004, the exchange rate was 2.88 pesos to the U.S. dollar. Any devaluation of the Argentine peso will generally affect our consolidated financial statements by generating foreign exchange gains or losses on dollar-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in our revenues, costs and expenses in Argentina.

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

Brazil

At March 31, 2003, the real traded at a rate of R$3.00 = $1.00 and it appreciated to R$2.94 = $1.00 at March 31, 2004. The daily average exchange rate for the real during the first quarter of 2004 was R$2.92= $1.00, as compared to the same average in the first quarter of 2003 of R$3.44 = $1.00. Accordingly, our revenues in Brazil during the first quarter of 2004 benefited from the appreciation of the real as compared to the corresponding quarter in 2003. Such appreciation, however, has resulted in increases in our real-denominated costs and expenses as compared to the prior quarter.

Venezuela

Widespread discontent with the policies of the current Venezuelan government produced a country-wide strike in the beginning of December 2002 that lasted two months and seriously disrupted economic activity in Venezuela and severely curtailed the production and export of oil, the major source of Venezuela’s foreign exchange. In response, on February 5, 2003, the Venezuelan government imposed foreign exchange and price controls, making it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also severely limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At December 31, 2002, the bolivar traded at a rate of Bs.1,392.00 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600.00 = $1.00 as part of the new currency controls, and further devalued the bolivar to Bs.1,920.00 = $1.00 on February 9, 2004. As such, on March 31, 2003, the bolivar traded at a rate of Bs.1,600.00 = $1.00, and on March 31, 2004, the Bolivar traded at a rate of Bs. 1,920.00 = $1.00.

Termination of Mexican Operations

During the first quarter of 2003, we determined to close our operations in Mexico, which we initially established in 1994. We entered into agreements with various parties to sell our real estate and other real and personal property, including our permits and licenses and our contracts with customers. These transactions closed during 2003. Our results for the three months ended March 31, 2003 accordingly include revenues and expenses related to our Mexican operations.

Global Crossing Settlement. As reported in our 2003 Form 10-K, we entered into a settlement with Global Crossing Ltd. and certain of its subsidiaries in December 2003 regarding certain contracts entered into between our two organizations. Our results of operations for the first three months of 2004 reflect the effectiveness of the amendments to those contracts and the payment by Global Crossing on March 31, 2004 of approximately $1.5 million as part of the settlement, which amount was applied against its outstanding amounts and resulted in a reversal of the allowance for doubtful accounts as discussed below.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity; or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company. We have no arrangements of the types described in any of these four categories that we believe may have a material current or future effect on our financial condition, liquidity or results of operations.

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

Revenue Recognition

We record revenues from data, value-added telephony, IT solutions and Internet services monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer.

We have entered into agreements with carriers granting indefeasible rights of use (“IRUs”) and access to portions of our Broadband Network capacity and infrastructure. Pursuant to some of these agreements entered into prior to the filing of our Bankruptcy Case, we received fixed advance payments for the IRUs, which amounts received in advance were recorded as deferred revenue. See Note 2 “Financial Restructuring, Petition For Relief Under Chapter 11 And Emergence – Allocation of Reorganization Value” for a discussion of the treatment of deferred revenues not yet earned as of the Effective Date. In the event that we enter into any such IRU agreements in the future, we expect that we will defer any fixed advanced payments for IRUs and will recognize the deferred revenues from such IRUs ratably over the life of the IRUs.

Non-Monetary Transactions

We may exchange capacity on our Broadband Network for capacity from other carriers through the exchange of IRUs. We account for these transactions as an exchange of similar IRUs at historical carryover basis with no revenue, gain or loss recognized.

Property, Plant and Equipment

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

Impairment of Long-Lived Assets

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

Basis for Translation

IMPSAT maintains its accounts in U.S. dollars. The accounts of our subsidiaries are maintained in the currencies of the respective countries. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” the accounts of our subsidiaries are translated from local currency amounts to U.S. dollars. The method of translation is determined by the functional currency of our subsidiaries. A subsidiary’s functional currency is defined as the currency of the primary environment in which a subsidiary operates and is determined based on management’s judgment. When a subsidiary’s accounts are not maintained in the functional currency, the financial statements must be remeasured into the functional currency. This involves remeasuring monetary assets and liabilities using current exchange rates and non-monetary assets and liabilities using historical exchange rates. The adjustments generated by remeasurement are included in our consolidated statements of operations.

When the local currency of a subsidiary is determined to be the functional currency, the statements are translated into U.S. dollars using the current exchange rate method. The adjustments generated by translation using the current exchange rate method are accumulated in an equity account entitled “Accumulated other comprehensive income (loss)” within our consolidated balance sheets.

Tax and Legal Contingencies

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

Financial Reporting by Entities in Reorganization under the Bankruptcy Code

Our consolidated financial statements have been prepared in accordance with SOP 90-7. Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the consolidated financial statements for periods including and subsequent to the filing of our Chapter 11 petition should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of our business. Expenses and other items not directly related to ongoing operations were reflected separately during the first quarter of 2003 in the consolidated statement of operations as reorganization items.

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

Changes in Policies

These policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during the first quarter of 2004, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during 2004.

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

Results of Operations

The following table summarizes our results of operations:

	Three Months Ended March 31,
	Predecessor Company 2003		Successor Company 2004
	(in thousands and as a percentage of consolidated revenues)
Net revenues:
Net revenues from services:		Percentage		Percentage
Broadband and satellite	$41,382	73.8%	$39,573	71.9%
Internet	5,733	10.2%	5,984	10.9%
Value added services	4,781	8.5%	4,206	7.6%
Telephony	4,106	7.3%	5,145	9.3%

Total net revenues from services	56,002	99.9%	54,908	99.7%
Sales of equipment	74	0.1%	152	0.3%

Total net revenues	56,076	100.0%	55,060	100.0%
Direct costs:
Contracted services	4,125	7.4%	4,327	7.9%
Other direct costs	4,696	8.4%	3,758	6.8%
Leased capacity	17,407	31.0%	15,790	28.7%
Cost of equipment sold	48	0.1%	97	0.2%

Total direct costs	26,276	46.9%	23,972	43.5%
Salaries and wages	10,727	19.1%	12,207	22.2%
Selling, general and administrative expenses	5,553	9.9%	5,505	10.0%
Depreciation and amortization	19,358	34.5%	10,161	18.5%
Interest expense, net¹	(1,709)	(3.0)%	(4,623)	(8.4)%
Net gain (loss) on foreign exchange	9,969	17.8%	(4,391)	(8.0)%
Reorganization items	(726,127)	(1,294.9)%	—
Other income (loss), net	2,923	5.2%	(130)	(0.2)%
Provision for foreign income taxes	(406)	(0.7)%	(543)	(1.0)%

Net income (loss)	$731,066	1,303.7%	$(6,472)	(11.8)%

(1)	Contractual interest of $21.8 million for the three months ended March 31, 2003 (Predecessor Company).

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues. Our total net revenues for the three months ended March 31, 2004 and 2003 equaled $55.1 million and $56.1 million, respectively. Net revenues were composed of net revenues from services and sales of equipment.

Our net revenues from services for the three months ended March 31, 2004 totaled $54.9 million, a decrease of $1.1 million (or 2.0%) compared to the three months ended March 31, 2003. Our net revenues from services during the three months ending March 31, 2004 included net revenues from:

•	data and value added services, which include satellite and broadband data transmission services, data center services, and other value-added services

•	Internet, which is composed of our Internet backbone access, managed security and managed modem services, and

•	telephony, including local, national and international long-distance services.

The following table shows our revenues from services by business lines (after elimination of inter-company transactions) for the periods indicated:

	Three Months Ended March 31,
	2003 (Predecessor Company)	% change(1)	2004 (Successor Company)
	(dollar amounts in thousands)
Data and valued added services:
Broadband and satellite	$41,382	(4.4)	$39,573
Value added services(2)	4,781	(12.0)	4,206
Internet	5,733	4.4	5,984
Telephony	4,106	25.3	5,145

Total net revenues from services	$56,002	(2.0)	$54,908

(1)	Percentage increase (decrease) in first quarter of 2004 compared to first quarter 2003.
(2)	Includes our data center services, systems integration and other information technology solutions services.

Our lower total net revenues from services in the first quarter of 2004, as compared to the corresponding period in 2003, were due to lower revenues from broadband and satellite and value added services, which were only partially offset by increases in our revenues from Internet and telephony services. Changes in our revenues during the first quarter of 2004 as compared to the first quarter of 2003 related to the following:

•	In connection with our application of fresh start accounting after the Effective Date, as of April 1, 2003, we no longer recognized as revenue any amounts of deferred revenue that were previously included on our balance sheet (in first quarter of 2003, of our total recorded revenues from services of $56.0 million, $1.1 million were represented by the recognition of deferred revenue). Due to the fresh start accounting adjustment, no amounts were recognized after March 31, 2003. See Note 2 to our consolidated financial statements.

•	In addition, our revenues from broadband and satellite services decreased during the first quarter of 2004 in comparison to the first quarter of 2003 primarily due to lower satellite-based services volume and pricing pressures.

•	Our revenues from value added services decreased principally because of our settlement with Global Crossing. As a result of the settlement, our revenues for data center services to Global Crossing were reduced during 2004.

•	Our telephony revenues increased during the first quarter of 2004 as compared to the same quarter in 2003 due to our increased delivery during the first quarter of 2004 of switched voice services to corporate customers in Argentina, increased traffic at higher rates and international call terminations to end-user customers in Peru and the relative appreciation of the Argentine peso.

Our net revenues discussed above were impacted positively in U.S. dollar terms by the appreciation of the Argentine peso and the Brazilian real to the U.S. dollar during the first quarter of 2004 as compared to the same quarter in the prior year. The exchange rate for the Argentine peso as of March 31, 2004 was 2.88 pesos = $1.00, compared to 3.00 pesos = $1.00 for the corresponding date in 2003. As of March 31, 2004, the exchange rate for the Brazilian real was R$2.94 = $1.00, compared to R$3.46 = $1.00 for the corresponding date in 2003. In U.S. dollar terms, our revenues in Argentina and Brazil, which are denominated in local currencies and represent a significant proportion of our consolidated net revenues, generally increase when the currencies in those countries appreciate against the U.S. dollar, and decrease when those currencies depreciate. The following table shows U.S. dollar exchange rates for the currencies of these countries at the dates indicated:

Currency	December 31, 2002	March 31, 2003	December 31, 2003	March 31, 2004
	Exchange Rate per U.S.$1.00
Argentina Peso	3.40	3.00	2.95	2.88
Brazil Real	3.53	3.46	2.89	2.94

We had 2,910 customers at March 31, 2004, compared to 2,799 customers at December 31, 2003, and 2,596 customers at March 31, 2003. The following table shows the evolution of our customer base for the periods indicated:

	Number of Customers as of:			% Change(1)	% Change(2)
	March 31, 2003	December 31, 2003	March 31, 2004
IMPSAT Argentina	886	997	1,046	18.1%	4.9
IMPSAT Colombia	699	723	741	6.0	2.5
IMPSAT Brazil	361	390	391	8.3	0.3
IMPSAT Venezuela	204	172	178	(12.7)	3.5
IMPSAT Ecuador	210	229	230	9.5	0.4
IMPSAT Chile	92	108	119	29.3	10.2
IMPSAT Peru	78	106	127	62.8	19.8
IMPSAT USA	66	74	78	18.2	5.4

Total	2,596	2,799	2,910	12.1	4.0

(1)	Increase (decrease) as of end of first quarter of 2004 compared to end of first quarter of 2003.
(2)	Increase (decrease) as of end of first quarter of 2004 compared to end of 2003.

During the first quarter of 2004, we gained a net total of 111 customers, an increase of 4.0% compared to December 31, 2003. Compared to March 31, 2003, we experienced a net gain of 314 customers, an increase of 12.1%. We do not believe that any of our customer losses in the first quarter of 2004 will have a significant aggregate effect on our total net revenues from services.

In addition to net revenues from services, our total net revenues for the three months ended March 31, 2004 included revenues from sales of equipment, which totaled $0.2 million compared to $0.1 million for the first quarter of 2003. Because equipment sales are ancillary to our core business and are generally engaged in by our company only on an opportunistic basis, we are currently unable to predict more than minimal sales of equipment during 2004.

The following table shows our revenues from services and total revenues by operating subsidiary (in each case, including inter-company transactions) for the periods indicated:

	Three Months Ended March 31,
	2003 (Predecessor Company)	% Change(1)	2004 (Successor Company)
	(dollar amounts in thousands)
IMPSAT Argentina

Services	$14,639	0.2%	$14,671

Sale of equipment	41	136.6	97

Total	14,680	0.6	14,768
IMPSAT Colombia

Services	13,557	0.1	13,573
Sale of equipment	—	0.0	34

Total	13,557	0.4	13,607

IMPSAT Brazil

Services	7,298	0.7	7,346

Total	7,298	0.7	7,346

IMPSAT Venezuela

Services	8,938	(9.5)	8,086
Sale of equipment	29	(31.0)	20

Total	8,967	(9.6)	8,106

IMPSAT Ecuador

Services	3,927	8.6	4,265
Sale of equipment	—	0.0	1

Total	3,927	8.6	4,266

IMPSAT Chile

Services	2,287	(15.3)	1,938

Total	2,287	(15.3)	1,938

IMPSAT Peru

Services	3,210	9.3	3,509

Total	3,210	9.3	3,509

IMPSAT USA

Services	8,380	(13.4)	7,260
Sale of equipment	4	(100.0)	—

Total	8,384	(13.4)	7,260

International Satellite Capacity Holding, Ltd.(2)
Services	3,660	(23.0)	2,819

Total	3,660	(23.0)	2,819

Other

Services	758	(71.4)	217

Total	758	(71.4)	217

(1)	Percentage increase (decrease) in first quarter of 2004 compared to first quarter of 2003.
(2)	This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries.

Argentina, which is showing signs of emerging from the economic recession that has affected it since 1999, is our largest market in terms of number of customers and in revenues. Although Argentina’s economy showed signs of recovery during 2003 and the first quarter of 2004, it continues to experience a lack of access to international capital markets and a lack of international investor confidence. The Argentine peso gained strength during the first quarter of 2004 (2.88 pesos = $1.00 at March 31, 2004, compared to 2.95 pesos = $1.00 at December 31, 2003 and 3.00 pesos at March 31, 2003) and the Argentine economy improved during the first quarter of 2004 as compared the first quarter of 2003. Largely due to the average appreciation of the Argentine peso during the first quarter of 2004 as compared to 2003, our total net revenues at IMPSAT Argentina increased to $14.8 million for the first quarter of 2004, an increase of $0.1 million (or 0.6%) compared to the three months ended March 31, 2003. Nonetheless, the Argentine economy continues to face severe challenges; and IMPSAT Argentina’s financial condition and results of operations continue to be negatively impacted by the political and social uncertainty and economic weakness.

We are unable to predict whether the current positive conditions affecting the Argentine economy will subside or that future economic developments in Argentina will improve in any significant respect. It is possible that the Argentine economic and political environment could deteriorate. The political and economic situation in Argentina, our largest country of operation, will continue to materially affect our financial condition and results of operations.

IMPSAT Brazil’s revenues from services for the first quarter of 2004 totaled $7.3 million, an increase of $0.1 million (0.7%) compared to the first quarter of 2003. At March 31, 2003, the real traded at a rate of R$3.46 = $1.00 and it appreciated to R$2.94 = $1.00 at March 31, 2004. Future or repeated devaluations of the real and the decline in growth in the Brazilian economy could have an adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations.

IMPSAT Colombia’s recorded revenues from services of $13.6 million during the first quarter of 2004 were approximately equal to the revenues for services at IMPSAT Colombia for the first quarter of 2003.

Revenues from services at IMPSAT Venezuela equaled $8.1 million for the first quarter of 2004, compared to $9.0 million for the first quarter of 2003. Venezuela has experienced and continues to experience political and economic uncertainty following the attempted military coup staged against President Hugo Chavez during the first weeks of April 2002 and the labor strikes that commenced in December 2002 and ended two months later. In response to this political and economic turmoil affecting Venezuela, that country’s government imposed foreign exchange and price controls during February 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. In February 2004, Venezuela’s government further devalued its currency exchange rate to Bs 1,920.00 = $1.00. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. The continuation or worsening of this crisis in Venezuela could have a material adverse effect on IMPSAT Venezuela’s results of operations and financial condition.

Direct Costs. Our direct costs for the first quarter of 2004 totaled $24.0 million, a decrease of $2.3 million (or 8.8%), compared to the first quarter of 2003. Of our total direct costs for the first quarter of 2004, $7.2 million related to the operations of IMPSAT Argentina, compared to $9.5 million at IMPSAT Argentina for the first quarter of 2003. Direct costs for IMPSAT Brazil totaled $3.6 million for the first quarter of 2004, compared to $3.8 million for the first quarter of 2003. Direct costs of our subsidiaries are described prior to the elimination of inter-company transactions.

(1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the first quarter of 2004, our contracted services costs totaled $4.3 million, an increase of $0.2 million (or 4.9%) compared to the first quarter of 2003. Of this amount, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $3.0 million for the first quarter of 2004 compared to $3.2 million during the first quarter of 2003. Installation costs totaled $1.4 million for the first quarter of 2004 compared to $1.0 million in the first quarter of 2003. Of our total contracted services costs for the first quarter of 2004, $1.6 million related to the operations of IMPSAT Argentina, compared to $1.4 million at IMPSAT Argentina for the first quarter of 2003. Our installation costs increased because we had more new customers during the first quarter of 2004 compared to the first quarter of 2003.

(2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to our salaried sales force and to third-party sales representatives; and our provision for doubtful accounts. We recorded other direct costs of $3.8 million, a decrease of $0.9 million (or 20.0%) compared to the first quarter of 2003.

Sales commissions paid for the first quarter of 2004 totaled $1.6 million compared to $1.2 million in the first quarter of 2003.

We recorded a net reversal of a provision for doubtful accounts of $1.9 million for the first quarter of 2004, compared to a provision for doubtful accounts of $0.5 million for the same period during the previous year. The reversal is due to principally to the settlement of our disputes with Global Crossing. As a result of the settlement, Global Crossing made a payment on March 31, 2004, principally to our operating subsidiaries in Argentina and Brazil, of $1.4 million, which was applied against outstanding receivables that had been disputed by Global Crossing and for which we had reserved 100% of contractual revenues. At March 31, 2004, approximately 32.8% of our gross trade accounts receivable were past due more than six months, compared to 31.6% at the end of the first quarter of 2003. At March 31, 2004, our allowance for doubtful accounts covered approximately 112.8% of our gross trade accounts receivable past due more than six months. The average days outstanding in gross trade accounts receivable decreased from 82 days at March 31, 2003 to 78 days at March 31, 2004. IMPSAT Argentina’s allowance for doubtful accounts at the end of the first quarter of 2004 covered approximately 100.9% of its gross trade accounts receivable past due more than six months.

(3) Leased Capacity. Our leased capacity costs for the first quarter of 2004 totaled $15.8 million, which represented a decrease of $1.6 million (or 9.3%) compared to the first quarter of 2003. This reduction in leased capacity costs reflects favorable renegotiation of certain capacity agreements, either through reduction of charges, amount of capacity, or both.

Our leased capacity costs for satellite capacity for the first quarter of 2004 totaled $5.9 million, a decrease of $1.3 million (or 18.1%) compared to the first quarter of 2003. In Argentina, our leased satellite capacity costs totaled $1.8 million for the first quarter of 2004, compared to $2.1 million for the first quarter of 2003. Our leased satellite capacity costs for IMPSAT Brazil totaled $1.0 million for the first quarter of 2004, compared to $1.0 million for the first quarter of 2003.

The reduction in our leased satellite capacity costs was principally due to our favorable renegotiation of, and settlement of disputes relating to, certain of our satellite capacity agreements. We had approximately 718 MHz of leased satellite capacity at the end of the first quarter of 2004, compared to 779 MHz at March 31, 2003.

Our costs for dedicated leased capacity on third-party fiber optic networks totaled $6.9 million for the first quarter of 2004, an increase of $0.2 million (or 3.0%) compared to the first quarter of 2003. These costs were incurred principally in Colombia, followed by Brazil and Venezuela. We will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services.

In connection with services we have offered since the effectiveness of our license in Argentina to provide domestic and international long distance services, we incur costs for interconnection and telephony termination (“I&T”) and frequency rights. Our I&T and frequency rights costs totaled $3.0 million during the first quarter of 2004 (which includes $2.3 million of I&T costs). This compares to $3.5 million of I&T and frequency rights costs for the first quarter of 2003 (which includes $2.6 million of I&T costs). Our I&T and frequency rights costs in Argentina totaled $1.3 million during the first quarter of 2004 (which includes $1.1 million of I&T costs). This compares to $1.7 million of I&T and frequency rights costs for the first quarter of 2003 (which included $1.6 million of I&T costs).

(4) Costs of Equipment Sold. In the first quarter of 2004, we incurred costs of equipment sold of $0.1 million, compared to costs of equipment sold of $0.1 million for the first quarter of 2003.

Salaries and Wages. Salaries and wages for the first quarter of 2004 totaled $12.2 million, an increase of $1.5 million (or 13.8%) compared to the first quarter of 2003. We reduced the aggregate number of our employees from 1,271 at March 31, 2003 to 1,242 at March 31, 2004. Management expects to continue to monitor the size of its total workforce and to make appropriate adjustments as required by financial and competitive circumstances.

IMPSAT Argentina incurred salaries and wages for the first quarter of 2004 totaling $2.9 million, an increase of $0.3 million (or 11.5%) over the first quarter of 2003. The increase was, in part, related to the appreciation of the peso in comparison to the same period in the previous year, and to the accrual of certain bonus compensation to management under the Company’s bonus plan adopted in 2003. IMPSAT Argentina had 297 employees at March 31, 2004, as compared to 316 employees at March 31, 2003.

IMPSAT Brazil incurred salaries and wages for the first quarter of 2004 of $2.1 million, a increase of $0.1 million (or 5.0%) compared to the first quarter of 2003. IMPSAT Brazil decreased its number of employees to 192 persons at March 31, 2004, compared to 218 persons at March 31, 2003.

Selling, General and Administrative Expenses. We incurred SG&A expenses of $5.5 million for the first quarter of 2004, a decrease of $0.1 million (or 0.9%) compared to the first quarter of 2003. Our SG&A expenses for the first quarter of 2004 declined due principally to the effects of the relative currency devaluations of local currencies in Colombia and Venezuela against the U.S. dollar during 2003 and overall cost control measures undertaken by management. SG&A expenses at IMPSAT Argentina for the first quarter of 2004 totaled $1.7 million, a decrease of $0.1 million (or 5.6%) compared to the first quarter of 2003.

Depreciation and Amortization. Our depreciation and amortization expenses for the three months (Predecessor Company) ended March 31, 2003 totaled $19.4 million. Our depreciation and amortization expenses for the first quarter of 2004 (Successor Company) totaled $10.2 million, a decrease of $9.2 million (or 47.5%) compared to depreciation and amortization for the first quarter of 2003. The decrease in depreciation and amortization is primarily due to the application of fresh start accounting. Depreciation and amortization expenses for IMPSAT Argentina for the first quarter of 2004 totaled $2.1 million. This represents a decrease of $1.7 million (or 44.7%) compared to IMPSAT Argentina’s depreciation and amortization expenses for the first quarter of 2003.

Interest Expense, Net. Our net interest expense for the three months (Predecessor Company) ended March 31, 2003 totaled $1.7 million, consisting of interest expense of $1.9 million and interest income of $0.2 million. Our net interest expense for the three months ended March 31, 2004 (Successor Company) totaled $4.6 million, consisting of interest expense of $4.9 million and interest income of $0.3 million, an increase of $2.9 million (or 170.5%) as compared to the net interest expense for first quarter of 2003. Our interest expense increased principally because of “payment in kind” accretion to our Senior Notes and certain indebtedness of our subsidiaries, which, of our total interest expense for the three months ended March 31, 2004, represented $3.3 million. Our total indebtedness as of March 31, 2004 was $264.1 million, as compared to $267.5 million as of March 31, 2003.

Net (Loss) Gain on Foreign Exchange. We recorded a net loss on foreign exchange for the first quarter of 2004 (Successor Company) of $4.4 million, compared to a net gain on foreign exchange of $10.0 million for the three months ended March 31, 2003. The net loss on foreign exchange was primarily due to the depreciation during the first quarter of 2004 of the Venezuelan bolivar and the Brazilian real on the book value of our monetary assets and liabilities in Venezuela and Brazil. IMPSAT Argentina recorded a net loss on foreign exchange for the first quarter of 2004 of $0.6 million compared to a net gain on foreign exchange for the first quarter of 2003 of $0.6 million. IMPSAT Brazil recorded a net loss on foreign exchange for the first quarter of 2004 of $1.8 million, compared to net gain of $9.6 million for the first quarter of 2003.

Reorganization Items. We recorded reorganization items for the three months (Predecessor Company) ended March 31, 2003 of $726.1 million related to the Company’s emergence from bankruptcy. See Note 11 to the Condensed Consolidated Financial Statements for a detail of this amount.

Net Income (Loss). For the three months ended March 31, 2004 (Successor Company), we recorded a net loss of $6.5 million, compared to net income of $731.1 million for the three months ended March 31, 2003 (Predecessor Company). For the first quarter of 2004, we recorded an operating income of $3.2 million, compared to an operating loss of $5.8 million for the first three months of 2003.

Liquidity and Capital Resources

At March 31, 2004, we had total cash, cash equivalents and trading investments of $60.3 million, compared to $61.9 million at March 31, 2003. Of our total cash, cash equivalents and trading investments, approximately $6.7 million were held in Venezuelan bolivars by IMPSAT Venezuela (based on the official exchange rate at that date of Bs. 1,920.00 = $1.00). Foreign exchange controls instituted in Venezuela since February 2003 severely limit our ability to repatriate these amounts and any other earnings from our Venezuelan operations. Future devaluations of the Venezuelan bolivar and/or the implementation of more stringent exchange control restrictions in that country could have a material adverse effect on the recorded U.S. dollar value or our cash and cash equivalents held by IMPSAT Venezuela and would result in a loss in future periods in our consolidated financial statement of operations.

At March 31, 2004, our total indebtedness as Successor Company was $264.1 million as compared to $267.5 million as Predecessor Company at March 31, 2003, of which $27.6 million represented current portion of long-term debt and $236.5 million represented long-term debt. Our capital expenditures budget for 2004 contemplates that we will need approximately $12.6 million (including amounts spent to date) for capital expenditures.

Although we have emerged from bankruptcy, we remain in default under indebtedness owed to one creditor who voted against the Plan. Under the Plan, the claims of that creditor were contingent obligations arising under guarantees by us of certain primary indebtedness of IMPSAT Argentina. This default, which relates to indebtedness totaling approximately $7.6 million in outstanding principal amount, gives the creditor the right to accelerate such indebtedness and seek immediate repayment of all outstanding amounts and accrued interest thereon.

As set forth in our condensed consolidated statement of cash flows, our operating activities provided $3.7 million in net cash flows for the first quarter of 2004, compared to $11.5 million provided by operating activities during the first quarter of 2003. The decrease in cash flow from operating activities in the first quarter of 2004 was primarily due to our net loss during the first quarter of 2004 and to decreases in depreciation and amortization and in accrued and other liabilities.

For the first quarter of 2004, our investing activities used $3.7 million in net cash flows, compared to $6.2 million of net cash flows used by investing activities during the corresponding period in 2003. During the first quarter of 2004, we used $1.4 million in net cash flows from financing activities, compared to $1.9 million in net cash flows used in financing activities during the first quarter of 2003.

At March 31, 2004, we had leased satellite capacity with average annual rental commitments of approximately $15.4 million through the year 2008 under non-cancelable agreements. The company has entered into contracts for the purchase of satellite capacity for approximately $15.0 million through 2015. In addition, at March 31, 2004, we had commitments to purchase telecommunications equipment amounting to approximately $5.3 million. Furthermore, we have leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate. We have committed to long term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia and the United States for approximately $3.4 million per year through 2007. The remainder of the leases are typically under one-year contracts, the early cancellation of which is subject to a fee.

The following table sets forth due dates of our contractual obligations:

Type of Obligations	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Long-term debt	$27,553	$12,337	$35,110	$35,077	$40,776	$113,237	$264,090
Capital lease obligations	—	133	82	82	82	41	420
Operating leases(1)	26,532	23,925	18,964	13,063	10,669	6,271	99,424
Purchase obligations	5,298	—	—	—	—	—	5,298

Total contractual cash obligations	$59,383	$36,395	$54,156	$48,222	$51,527	$119,549	$369,232

(1)	This includes commitments for satellite capacity and terrestrial links.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The sections below highlight our exposure to interest rate and foreign exchange rate risks and changes in the market values of our investment in equity securities. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at March 31, 2004 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during year 2004. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. At March 31, 2004, our total floating rate indebtedness aggregated $11.4 million. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of March 31, 2004, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would affect our annual interest cost related to our floating rate indebtedness by approximately $0.1 million annually. The fair value of financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of March 31, 2004.

	Expected Maturities at March 31,
	2004	2005	2006	2007	2008	Thereafter	Total
Senior Notes (fixed rate)	$16,050	$10,324	$32,378	$32,378	$32,378	$104,839	$228,347

Avg. interest rate	8.46	8.46%	8.46%	8.46%	8.46%	8.46%	8.46%
Term Notes (fixed rate)	$2,616	$1,396	$1,773	$1,773	$8,398	$8,397	$24,353

Avg. interest rate	12.84%	12.84%	12.84%	12.84%	12.84%	12.84%	12.84%

Term Notes (variable rate)	$959	$463	$926	$926			$3,274

Avg. interest rate	3.35%	3.35%	3.35%	3.35%			3.35%

Vendor Financing (variable rate)	$7,928	$154	$34				$8,116

Avg. interest rate	10.61%	10.61%	10.61%				10.61%

Foreign Currency Risk. A substantial portion of our costs, including lease payments for certain satellite transponder and fiber optic capacity, purchases of capital equipment, and payments of interest and principal on our indebtedness, is payable in U.S. dollars. To date, we have not entered into hedging or swap contracts to address currency risks because our contracts with our customers, except in Brazil and Argentina, generally have provided for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. These contractual provisions are structured to reduce our risk if currency exchange rates fluctuate. However, given that the exchange rate is generally set at the date of invoicing and that in some cases we experience substantial delays in collecting receivables, we are exposed to some exchange rate risk.

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

As discussed above, in response to political and economic turmoil currently affecting Venezuela, the Venezuelan government imposed foreign exchange and price controls during 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At December 31, 2002, the bolivar traded at a rate of Bs.1,392.00 = $1.00, at December 31, 2003, it traded at a rate of Bs.1,600.00 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600.00 = $1.00 as part of the new currency controls. We currently are receiving bolivares at the official rate in payment for our services in lieu of U.S. dollars. As a result, our holdings of bolivars at March 31, 2004 totaled Bs.12.9 billion (or $6.7 million at the official exchange rate at such date). In February 2004, the Venezuelan government further devalued its currency to Bs.1,920.00 = $1.00.

Net revenues from services from our Argentine operations for the first quarters of 2004 and 2003 represented 26.7% and 26.1% of our total net revenues from services, respectively. Net revenues from services from our Brazilian operations for the first quarters of 2004 and 2003 represented approximately 13.4% and 13.0% of our total net revenues from services respectively. Our net revenues from services in Venezuela accounted for 14.7% and 16.0% of our total revenues from services for the first quarters of 2004 and 2003.

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

Item 4. Submission of Matters to a Vote of Security-Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)(1)

Exhibit Index:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (filed on March 26, 2003 as Exhibit No. 2.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

3.2	Restated Bylaws of the Company (filed on March 26, 2003 as Exhibit No. 2.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

4.1	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 – Series A, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.2	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 – Series B, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.2 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.3	Disclosure Statement Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.4	Plan of Reorganization of the Company Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.5	Order Confirming the Company’s Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated December 16, 2002 (filed on December 19, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.6	Registration Rights Agreement among the Company, IMPSAT Argentina and the securityholders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 4.6 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.7	Specimen Common Stock Certificate (filed on March 26, 2003 as Exhibit No. 2.6 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

4.8	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated as of March 25, 2003 (including form of Warrant) (filed on April 15, 2003 as Exhibit 4.8 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

9.1	2003 Stock Incentive Plan (filed on April 15, 2003 as Exhibit 9.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

10.1	Amended and Restated Financing Agreement among IMPSAT Argentina, Nortel Networks Limited, and Deutsche Bank Trust Company Americas and the Lenders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 10.4 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.1: Amended and Restated Financing Agreement between IMPSAT Brazil and Nortel Networks Limited, dated as of March 25, 2003.

10.2	Employment Agreement between Ricardo A. Verdaguer and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.5 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference).

10.3	Employment Agreement between Hector R. Alonso and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.6 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference).

10.4	Letter Agreement between Marcelo Girotti and the Company dated March 25, 2003 (filed on August 14, 2003 as Exhibit 10.7 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreements were not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.4: Letter Agreement between Mariano Torre Gomez and the Company dated March 25, 2003; Letter Agreement between Matias Heinrich and the Company dated March 25, 2003; Letter Agreement between Alexander Rivelis and the Company dated March 25, 2003.

21.1	List of subsidiaries of the registrants (incorporated by reference to the “Business — General” section of the Company’s 2003 Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: May 17, 2004