Form 10-Q
period 2004-06-30
IMPSAT FIBER NETWORKS INC
filed 2004-08-13
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2004, the registrant had outstanding 10,100,000 shares of common stock, $0.01 par value.

IMPSAT FIBER NETWORKS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

PART I

FINANCIAL INFORMATION

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (SUCCESSOR COMPANY)

AS OF DECEMBER 31, 2003 AND JUNE 30, 2004

(In thousands of U.S. Dollars, except share amounts)

(Unaudited)

	Successor Company
	December 31, 2003	June 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,498	$63,265
Trading investments	2,474	251
Trade accounts receivable, net	31,213	28,683
Other receivables	11,630	11,291
Prepaid expenses	2,249	4,062

Total current assets	109,064	107,552

PROPERTY, PLANT AND EQUIPMENT, Net	315,817	303,142

NON-CURRENT ASSETS:
Investments in common stock	1,873
Other non-current assets	13,875	15,961

Total non-current assets	15,748	15,961

TOTAL	$440,629	$426,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$37,095	$35,179
Current portion of long-term debt	11,851	28,974
Accrued and other liabilities	33,140	29,587

Total current liabilities	82,086	93,740
LONG-TERM DEBT, Net	249,394	238,039
OTHER LONG-TERM LIABILITIES	11,904	14,649

Total liabilities	343,384	346,428

COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares outstanding as of December 31, 2003 and June 30, 2004
Common stock, $0.01 par value; 50,000,000 shares authorized, 10,100,000 shares issued and outstanding (including 150,000 and 100,000 restricted shares held in the 2003 Stock Incentive Plan as of December 31, 2003 and June 30, 2004, respectively)	101	101
Additional paid in capital	90,294	90,294
Retained earnings (accumulated deficit)	9,477	(7,006)
Deferred stock-based compensation	(1,320)	(880)
Accumulated other comprehensive loss	(1,307)	(2,282)

Total stockholders’ equity	97,245	80,227

TOTAL	$440,629	$426,655

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 (SUCCESSOR COMPANY), FOR THE THREE MONTHS

ENDED JUNE 30, 2004 (SUCCESSOR COMPANY), FOR THE THREE MONTHS ENDED MARCH 31, 2003

(PREDECESSOR COMPANY) AND FOR THE SIX MONTHS ENDED JUNE 30, 2004 (SUCCESSOR COMPANY)

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor Company	Successor Company	Predecessor Company	Successor Company	Successor Company
	2003	2004	Three Months Ended March 31, 2003	Three Months Ended to June 30, 2003	2004
NET REVENUES:
Broadband and satellite	$41,781	$40,005	$41,382	$41,781	$79,579
Internet	5,761	6,716	5,733	5,761	12,700
Value added services	3,852	3,832	4,781	3,852	8,036
Telephony	4,595	4,903	4,106	4,595	10,049
Sales of equipment	385	90	74	385	242

Total net revenues	56,374	55,546	56,076	56,374	110,606

COSTS AND EXPENSES:
Direct costs:
Contracted services	4,525	5,065	4,125	4,525	9,392
Other direct costs	7,868	5,761	4,696	7,868	9,518
Leased capacity	17,559	15,945	17,407	17,559	31,735
Cost of equipment sold	108	80	48	108	177

Total direct costs	30,060	26,851	26,276	30,060	50,822
Salaries and wages	11,842	11,773	10,727	11,842	23,980
Selling, general and administrative	7,127	5,961	5,553	7,127	11,466
Gain on extinguishment of debt	(8,793)			(8,793)
Depreciation and amortization	8,969	10,560	19,358	8,969	20,721

Total costs and expenses	49,205	55,145	61,914	49,205	106,989

Operating income (loss)	7,169	401	(5,838)	7,169	3,617

OTHER INCOME (EXPENSE):
Interest income	970	296	200	970	607
Interest expense (contractual interest of $21,801 for the three months ended March 31, 2003 (Predecessor))	(6,281)	(5,272)	(1,909)	(6,281)	(10,206)
Net gain (loss) on foreign exchange	21,445	(5,519)	9,969	21,445	(9,910)
Reorganization items			726,127
Other income (loss), net	(313)	1,420	2,923	(313)	1,291

Total other income (expense)	15,821	(9,075)	737,310	15,821	(18,218)

INCOME (LOSS) BEFORE INCOME TAXES	22,990	(8,674)	731,472	22,990	(14,601)
PROVISION FOR FOREIGN INCOME TAXES	(744)	(1,339)	(406)	(744)	(1,882)

NET INCOME (LOSS)	$22,246	$(10,013)	$731,066	$22,246	$(16,483)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$2.26	$(1.00)	$8.00	$2.26	$(1.65)

DILUTED	$1.62	$(1.00)	$8.00	$1.62	$(1.65)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC	9,850	10,000	91,429	9,850	9,975

DILUTED	15,901	10,000	91,429	9,850	9.975

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2003 (SUCCESSOR COMPANY), FOR THE THREE MONTHS

ENDED JUNE 30, 2004 (SUCCESSOR COMPANY), FOR THE THREE MONTHS ENDED MARCH 31, 2003

(PREDECESSOR COMPANY) AND FOR THE SIX MONTHS ENDED JUNE 30, 2004 (SUCCESSOR COMPANY)

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor Company	Successor Company	Predecessor Company	Successor Company	Successor Company
	2003	2004	Three Months Ended March 31, 2003	Three Months Ended to June 30, 2003	2004
NET INCOME (LOSS)	$22,246	$(10,013)	$731,066	$22,246	$(16,483)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(4,538)	590	(4,097)	(4,538)	757
Unrealized gain on investments available for sale	62	(1,362)	55	62	122
Reclasification adjustment for gains included in net income		(1,947)			(1,854)

TOTAL	(4,476)	(2,719)	(4,092)	(4,476)	(975)

COMPREHENSIVE INCOME (LOSS)	$17,770	$(12,732)	$727,024	$17,770	$(17,458)

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004 (SUCCESSOR COMPANY)

(In thousands of U.S. Dollars)

(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Deferred Stock- Based Compensation	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2003 (SUCCESSOR COMPANY)	10,100,000	$101	$90,294	$9,477	$(1,320)	$(1,307)	$97,245
Recognition of deferred compensation					440		440
Unrealized loss on investment available for sale						(1,732)	(1,732)
Foreign currency translation adjustment						757	757
Net loss for the period				(16,483)			(16,483)

BALANCE AT JUNE 30, 2004 (SUCCESSOR COMPANY)	10,100,000	$101	$90,294	$(7,006)	$(880)	$(2,282)	$80,227

See notes to condensed consolidated financial statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR), THREE MONTHS ENDED JUNE 30, 2003

(SUCCESSOR COMPANY)

AND FOR THE SIX MONTHS ENDED JUNE 30, 2004 (SUCCESSOR COMPANY)

(In thousands of U.S. Dollars)

(Unaudited)

	Six Months Ended June 30,
	Predecessor Company Three Months Ended March 31, 2003	Successor Company Three Months Ended June 30, 2003	Successor Company
			2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$731,066	$22,246	$(16,483)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	19,358	8,969	20,721
Gain on extinguishment of debt	(728,203)	(8,793)
Stock-based compensation	440		440
Deferred income tax provision	82	103	(1,157)
Provision for (reversal of allowance for) doubtful accounts	515	2,123	(2,100)
Paid-in-kind interest on Senior Notes		3,433	6,767
Loss on sale of assets held for dispossal		94
Net (gain) loss on foreign exchange	(9,969)	(21,445)	9,910
Net gain on sale of investments			(1,854)
Net loss (gain) on disposals of property, plant and equipment	772	(126)	1,125
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable	(3,816)	(2,149)	4,356
Increase in prepaid expenses	(943)	(555)	(1,830)
Decrease (increase) in other receivables and other non-current assets	1,214	5,364	(5,644)
(Decrease) increase in accounts payable — trade	(2,709)	(5,836)	(1,028)
Increase (decrease) in accrued and other liabilities	5,549	3,140	(791)
Decrease in deferred revenues	(1,132)
(Decrease) increase in other long-term liabilities	(721)	(562)	3,256

Net cash provided by operating activities	11,503	6,006	15,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in trading investments	(3,303)	26,324	2,223
Purchases of property, plant and equipment	(3,266)	(4,394)	(16,142)
Proceeds from sale of property, plant and equipment	340	1,590	277
Proceeds from sale of assets held for disposal		2,435
Proceeds from the sale of investment			1,995

Net cash (used in) provided by investing activities	(6,229)	25,955	(11,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from short-term debt		348
Repayments of long-term debt	(1,857)	(2,186)	(1,674)

Net cash used in financing activities	(1,857)	(1,838)	(1,674)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(415)	(1,927)	(600)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,002	28,196	1,767
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	32,563	35,565	61,498

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$35,565	$63,761	$63,265

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$940	$778	$1,734

Foreign income taxes paid	$594	$1,598	$2,934

CASH PAID DURING THE PERIOD FOR REORGANIZATION ITEMS:
Professional fees and other reorganization payments	$1,714	$5,841

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain in investment available for sale.	$55	$62	$122

Issuance of Series B Notes in settlement of certain vendor financing obligations		$1,689

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

2. FINANCIAL RESTRUCTURING, PETITION FOR RELIEF UNDER CHAPTER 11 AND EMERGENCE

On March 11, 2002, the Holding Company concluded negotiations with an ad hoc committee representing certain creditors under the Holding Company’s Broadband Network Vendor Financing Agreements, and certain holders of its (a) $125.0 million 12-1/8% Senior Guaranteed Notes due 2003, (b) $300.0 million 13-3/4% Senior Notes due 2005 and (c) $225.0 million 12-3/8% Senior Notes due 2008 (collectively, the “Senior Notes”) regarding a non-binding term sheet (the “Restructuring Term Sheet”) relating to the terms of a proposed restructuring of these long-term obligations, as part of a comprehensive financial restructuring of the Company.

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

On September 4, 2002, the Holding Company filed a Disclosure Statement (the “Disclosure Statement”) and a Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan reflected the terms of the pre arranged plan of reorganization that a majority of the holders of the indebtedness under the Company’s Vendor Financing Agreements and the holders of the Senior Notes agreed to support. The Disclosure Statement summarized the Plan and contained information concerning among other matters the history, business, results of operations, management, properties, liabilities and the assets available for distribution under the Plan as well as the anticipated organization and operation of a reorganized Holding Company. The Disclosure Statement also described certain effects of Plan confirmation, certain risk factors associated with the Plan, the manner in which distributions would be made to the Holding Company’s creditors under the Plan for all amounts that were owed to such parties on the Petition Date and the confirmation process and voting procedures that holders of claims in impaired classes must follow for their votes to be counted.

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

Although the Holding Company has emerged from bankruptcy, the Company remains in default under indebtedness owed to a creditor who voted against the Plan. Under the Plan, the claims of this creditor were a contingent obligation arising under a guarantee by the Holding Company of certain primary indebtedness of IMPSAT Argentina. Notwithstanding the Company’s emergence from bankruptcy and the extinguishment of Company’s guarantee as a result, an event of default has occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. This default, which relates to indebtedness totaling approximately $7.6 million in outstanding principal amount as of June 30, 2004, gives the creditor the right to accelerate such indebtedness and seek immediate repayment of all outstanding amounts and accrued interest thereon. The Company is currently conducting negotiations at the level of IMPSAT Argentina with this creditor with a view to rescheduling or otherwise restructuring the defaulted debt obligation. There is no assurance, however, that the Company will be successful in these negotiations or that the Company will reach a definitive agreement with this creditor to reschedule or restructure such obligations.

Following is a summary of the significant transactions consummated on March 25, 2003 under the Plan:

•	issued shares of the Holding Company’s new common stock (the “New Common Stock”) to holders of the Company’s 13 3/4% Senior Notes due 2005 and 12 3/8% Senior Notes due 2008 (the “2005/2008 Holders”) in full satisfaction of their claims thereunder, including the outstanding principal and all accrued and unpaid interest. The 2005/2008 Holders received their ratable portion of 9.8 million shares of New Common Stock, less an allocation of a ratable number of such shares of New Common Stock to the holders of certain other claims of unsecured creditors of the Holding Company. Under the Plan, the dollar value of such other unsecured claims was determined after the Effective Date based on factors at the level of the Holding Company’s operating subsidiaries. Accordingly, the Plan required the Company to establish on the Effective Date a reserve (the “Common Stock Reserve Pool”) consisting of an estimated portion of such 9.8 million shares of New Common Stock sufficient to enable the Company to make any distributions after the Effective Date on account of such other unsecured claims. To this end, based on the estimated maximum value of the post-Effective Date contingencies and other unsecured claims, the Company and the creditors committee under the Plan determined that the Common Stock Reserve Pool should be composed of 686,000 shares of New Common Stock. The 2005/2008 Holders initially received on the Effective Date 9.1 million shares of New Common Stock, net of the Common Stock Reserve Pool. Pursuant to the Plan, any settlements or distributions from the Common Stock Reserve Pool with the holders of other unsecured claims were to be made in accordance with the disputed claims resolution process contained therein. Following the resolution of these claims, the Plan provided that the Company would distribute any shares of New Common Stock remaining in the Common Stock Reserve Pool ratably among the 2005/2008 Holders in accordance with the terms of the Plan. In accordance with such disputed claims resolution procedure, in December 2003, the Holding Company issued 11,564 shares of New Common Stock to holders of allowed unsecured claims and the remainder of the Common Stock Reserve Pool to the 2005/2008 Holders. Holders of the Company’s pre-Chapter 11 common stock (the “Old Common Stock”) and holders of any other equity interest received no distribution under the Plan. All Old Common Stock and all other equity interests were cancelled on the Effective Date;

•	filed with the Delaware Secretary of State a Restated Certificate of Incorporation (“Certificate of Incorporation”);

•	amended and restated the Company’s Bylaws (“Bylaws”);

•	cancelled all Old Common Stock, and all other existing securities and agreements to issue or purchase any equity interest;

•	issued $67.5 million in aggregate principal amount of Series A 6% Senior Guaranteed Notes due 2011 (the “Series A Notes”) (initially convertible, in the aggregate, into 22.8% of the New Common Stock on a fully diluted basis) to holders of the Holding Company’s former 12-1/8% Senior Guaranteed Notes due 2003 (the “2003 Noteholders”), in full satisfaction of the claims of the 2003 Noteholders, including the outstanding principal and all accrued and unpaid interest thereon;

•	issued to (i) holders of debt under the Company’s pre-Effective Date Broadband Network vendor financing agreements (the “Original Vendor Financing Agreements”) and (ii) other creditors of the Company’s operating subsidiaries holding guarantees by the Holding Company of such indebtedness who voted to accept the Plan, a combination of new senior indebtedness totaling $144.0 million, $23.9 million in the aggregate of new Series B 6% Senior Guaranteed Notes due 2011 (the “Series B Notes”) (initially convertible in the aggregate into 5.3% of the New Common Stock on a fully diluted basis), and eight-year warrants to acquire 15.3% in the aggregate of the New Common Stock (on a fully diluted basis);

•	issued 200,000 shares of restricted New Common Stock to certain officers of the Company in accordance with the Company’s 2003 Stock Incentive Plan; and

•	approved stock options for 1,646,332 shares of New Common Stock to senior officers.

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

The effect of the Plan and the resulting fresh-start accounting adjustments on the Company’s condensed consolidated balance sheet as of March 31, 2003, is as follows:

					Elimination of Equity and Fresh Start Adjustments
	Pre- Reorganization Balance Sheet March 31, 2003	Debt Extinguishment and Reorganization	Common Stock Reserve Pool	2003 Stock Incentive Plan	Equity Elimination	Allocation of Reorganization Value	Post Reorganization Balance Sheet March 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,565						$35,565
Trading investments	26,324						26,324
Trade accounts receivable, net	34,493						34,493
Other receivables	13,235						13,235
Prepaid expenses	3,696						3,696
Assets held for disposal	5,222					$263	5,485
Total current assets	118,535	—		—	—	263	118,798
PROPERTY, PLANT AND EQUIPMENT, Net	390,674					(72,871)	317,803
NON-CURRENT ASSETS:
Investments in common stock	141						141
Other non-current assets	10,987						10,987
Total non-current assets	11,128	—		—	—	—	11,128

TOTAL	$520,337	$—	$—	$—	$—	$(72,608)	$447,729

					Elimination of Equity and Fresh Start Adjustments
	Pre- Reorganization Balance Sheet March 31, 2003	Debt Extinguishment and Reorganization	Common Stock Reserve Pool	2003 Stock Incentive Plan	Equity Elimination	Allocation of Reorganization Value	Post Reorganization Balance Sheet March 31, 2003
LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable – trade	$74,444	$(22,442)					$52,002
Current portion of long-term debt	282,474	(258,832)					23,642
Accrued and other liabilities	51,633	(25,137)					26,496

Total current liabilities	408,551	(306,411)		—	—	—	102,140

LONG-TERM DEBT, Net	24,334	219,490					243,824

OTHER LONG-TERM LIABILITIES	13,765						13,765

DEFERRED REVENUES	69,377					$(69,377)	—

LIABILITIES SUBJECT TO COMPROMISE	727,522	(727,522)					—

Total liabilities	1,243,549	(814,443)			—	(69,377)	359,729

STOCKHOLDERS’ (DEFICIENCY) EQUITY:
Common Stock – old	914				$(914)		—
Common Stock – new		98		$2			100
Additional paid in capital – old	537,725				(537,725)		—
Additional paid in capital – new		86,142	$6,037	1,758		1,320	95,257
Accumulated deficit	(1,273,542)	728,203		(440)	550,330	(4,551)	—
Common stock reserve pool			(6,037)				(6,037)
Deferred stock-based compensation	(4,530)			(1,320)	4,530		(1,320)
Accumulated other comprehensive income	16,221				(16,221)		—

Total stockholders’ (deficiency) equity	(723,212)	814,443	—	—	—	(3,231)	88,000

TOTAL	$520,337	$—	$—	$—	$—	$(72,608)	$447,729

These adjustments primarily include the following:

Debt Extinguishment and Reorganization

•	The extinguishment of the Company’s 2005/2008 Senior Notes plus accrued interest in exchange for the issuance of 9.8 million shares of the Company’s New Common Stock (including 686,000 shares held in the Common Stock Reserve Pool pending the resolution of the Post-Effective Date Contingencies);

•	The extinguishment of the Company’s 2003 Senior Notes plus accrued interest in exchange for the issuance of $67.5 million in aggregate principal amount of Series A Notes ($60.0 million as of March 31, 2003);

•	The extinguishment of the Company’s Broadband Vendor Financing agreements that voted in favor of the plan plus accrued interest in exchange for the issuance of a combination of $144.0 million in senior indebtedness issued by IMPSAT Argentina and IMPSAT Brazil ($128.0 million as of March 31, 2003), $23.9 million in aggregate principal amount of Series B Notes ($21.2 million as of March 31, 2003) and eight-year warrants to acquire 15.3% in the aggregate of the Company’s New Common Stock;

Common Stock Reserve Pool

•	The establishment of the Common Stock Reserve Pool of 686,000 shares.

2003 Stock Incentive Plan

•	The issuance of 200,000 shares of the New Common Stock to certain officers of the Company in accordance with the 2003 Stock Incentive Plan, of which 50,000 shares vested immediately upon issuance;

Equity Eliminations

•	The cancellation of all outstanding Old Common Stock and other equity interests and the elimination of all components of stockholders’ deficiency, including paid-in-capital, accumulated deficit, deferred compensation and accumulated other comprehensive income; and

Allocation of Reorganization Value

•	The adjustments to the carrying values of the Company’s property, plant and equipment, based on the Company’s estimates of their relative fair values, which the Company determined in consultation with an external valuation specialist that the Company hired are as follows:

Adjustment to record at fair value	$36,901
Allocation of the excess of fair value assigned to the net assets acquired over cost	(109,772)

Net adjustment	$(72,871)

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

3. LIQUIDITY

As discussed in Note 2, the Company successfully emerged from bankruptcy on March 25, 2003 with an approved reorganization plan. Prior to June 11, 2002 (the Petition Date), the Company had incurred substantial net losses and had both working capital and stockholders’ deficiencies. Emerging from bankruptcy gives the Company a chance to become successful in its future operations. The primary benefit of the bankruptcy was to relieve the Company of the obligations of the Senior Notes and Broadband Network Vendor Financing Agreements along with the related interest expense. As a result, the Company has generated positive operating income and cash flows from operations of $3.6 million and $15.7 million, respectively, for the six months ended June 30, 2004. As of June 30, 2004, the Company has cash and cash equivalents and trading investments of $63.5 million, which includes approximately $8.4 million in Venezuela (see Note 4). Based on its current business plan, the Company believes that the cash balances as of June 30, 2004 and the expected cash flows to be generated by the Company’s operations will be sufficient to pay its obligations when due for the foreseeable future, including any acceleration of the approximately $7.6 million owed to the creditor mentioned in Note 2. However, management can give no assurances that the Company will be successful in executing its business plan nor that the Company will be able to achieve profitability in the long-term.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The financial statements are presented on a condensed consolidated basis and include the accounts of IMPSAT Fiber Networks, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Interim Financial Information — The unaudited condensed consolidated financial statements as of June 30, 2004 and for the three and six months then ended have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the nine months ended December 31, 2003. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such periods. The operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the remainder of calendar year 2004 or for any future period.

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

Market Risk — The Company currently operates in countries throughout Latin America. The Company’s financial performance may be affected by inflation, exchange rates and currency controls, price controls, interest rates, changes in governmental economic policies, taxation and political, economic or other developments in or affecting the Latin America countries in which the Company operates. The Company has not entered into derivative transactions to hedge against potential foreign exchange or interest rate risks.

Currency Risks — The Argentine peso has been volatile since January 2002, when it traded at 1.65 pesos to the U.S. dollar. At December 31, 2003 and June 30, 2004, the Argentine peso traded at 2.95 pesos to the U.S. dollar. The devaluation of the Argentine peso will generally affect the Company’s condensed consolidated financial statements by generating foreign exchange gains or losses on peso-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in the Company’s revenues, costs and expenses in Argentina.

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

The Company’s results in Brazil also are adversely affected by devaluations of the Brazilian real against the U.S. dollar. At December 31, 2003 and June 30, 2004, the real traded at R$2.89 and R$3.11 to the U.S. dollar, respectively. Devaluations of the real against the U.S. dollar have had a negative effect on the Company’s real denominated revenues. Economic difficulties in Brazil, including further currency devaluations, could have a material adverse effect on IMPSAT Brazil’s and the Company’s overall financial condition and results of operations.

In 2002, the Venezuelan government removed controls over the trading range of the bolivar, allowing the exchange rate to be determined by market conditions. As a result, during 2002, the bolivar decreased in value in relation to the U.S. dollar by approximately 85%. During February 2003, the Venezuelan government imposed exchange rate controls, fixing the bolivar’s value to the U.S. dollar at 1,600 bolivars to the U.S. dollar. These exchange rate controls make it difficult for the Company’s customers in Venezuela to obtain the U.S. dollars needed to make payments due to the Company in U.S. dollars on a timely basis. These exchange controls also limit the Company’s ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. During February 2004, the Venezuelan government further devalued the bolivar and fixed the bolivar’s value to the U.S. dollar at 1,920. As of June 30, 2004, approximately $8.4 million of the Company’s cash and cash equivalents were held in Venezuela bolivars by IMPSAT Venezuela (translated into U.S. dollars at the fixed exchange rate imposed by the Venezuelan government). Pursuant to the discussions by the AICPA International Practices Task Force during their March 2003 meeting, the Company has used the official government exchange rate of 1,920 bolivars to the U.S. dollar to remeasure the financial statements of IMPSAT Venezuela.

Cash and Cash Equivalents — Cash and cash equivalents include time deposits or money market funds with original maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value. Included in cash and cash equivalents is approximately $0.4 million of restricted cash in IMPSAT Peru related to certain of its borrowings and other obligations.

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

No single customer accounted for greater than 10% of total net revenues for the three months ended June 30, 2003 and the three and six months ended June 30, 2004.

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

Foreign Currency Translation — The Company’s subsidiaries generally use the U.S. dollar as the functional currency. Accordingly, the financial statements of the subsidiaries were remeasured. The effects of foreign currency transactions and of remeasuring the financial position and results of operations into the functional currency are included as net gain or loss on foreign exchange, except for IMPSAT Brazil, which uses the local currency as the functional currency, and are included in accumulated other comprehensive loss in stockholders’ equity.

Stock-Based Compensation — Generally accepted accounting principles encourage, but do not require, companies to record compensation cost for stock-based employee and non-employee director compensation plans at fair value. However, the Company has chosen to continue to account for stock-based compensation to employees and non-employee directors using the intrinsic value method. Accordingly, compensation cost for stock options issued to employees and non-employee directors is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee or non-employee director must pay for the stock.

Had compensation costs been recognized based on the fair value at the date of grant for options awarded under the previous stock option plans and the 2003 Plan, the pro forma amounts of the Company’s net income (loss) and net income (loss) per common share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor Company	Successor Company	Predecessor Company	Successor Company	Successor Company
	2003	2004	Three Months Ended March 31, 2003	Three Months Ended to June 30, 2003	2004
Net income (loss):
As reported	$22,246	$(10,013)	$731,066	$22,246	$(16,483)
Pro forma	21,561	(10,184)	$730,891	21,561	(16,825)

Net income per common share (loss):
Basic:
As reported	2.26	(1.00)	$8.00	2.26	(1.65)
Pro forma	2.19	(1.02)	$7.99	2.19	(1.69)
Diluted:
As reported	1.62	(1.00)	$8.00	1.62	(1.65)
Pro forma	1.57	(1.02)	$7.99	1.57	(1.69)

For purposes of the pro forma disclosures, the fair value of the options granted in 2003 (see Note 13) was estimated using the minimum value method, as the Company’s new common stock had not traded between the date of emergence and the date of the granting of the options. The assumptions used by the Company were as follows: no dividend yield; no volatility; risk-free interest rate of 3%; and an expected term of seven years. No stock options were granted during the six months ended June 30, 2004. No stock-based compensation cost from stock options is reflected in the accompanying condensed consolidated statements of operations because all the options granted had an exercise price greater than the market value of the underlying common stock on the date of grant.

Fair Value of Financial Instruments — As of June 30, 2004, the Company’s financial instruments include trading investments, receivables, payables and long-term debt. The Company’s trading investments were valued at market closing prices at June 30, 2004. The fair value of these investments is presented in Note 5. The fair values of all other financial instruments, which approximate their carrying value, have been estimated by management using available market information and interest rates as of June 30, 2004.

Net Income (Loss) Per Common Share — Basic earnings (loss) per share is computed based on the average number of common shares outstanding and diluted earnings (loss) per share is computed based on the average number of common and potential common shares outstanding using the treasury stock method. The calculation of diluted income (loss) per share was the same as the calculation of basic income per share for the three months ended June 30, 2004 and March 31, 2003 and the six months ended June 30, 2004 since the inclusion of potential common stock in the computation would be antidilutive. The computation of net income (loss) per share is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	Successor Company	Successor Company		Predecessor Company	Successor Company	Successor Company
	2003	2004		Three Months Ended March 31, 2003	Three Months Ended to June 30, 2003	2004
Net income (loss)	$22,246		$(10,013)	$731,066	$22,246		$(16,483)
Add back: interest on Series A and B Notes as if converted	3,433				3,433

Adjusted Net Income (loss)	$25,679		$(10,013)	$731,066	$25,679		$(16,483)

Weighted average number of common shares outstanding used in basic per share calculation	9,850		10,000	91,429	9,850		9,975

Basic net income (loss) per common share	$2.26		$(1.00)	$8.00	$2.26		$(1.65)

Weighted average number of common shares outstanding used in basic earnings per share calculation	9,850		10,000	91,429	9,850		9,975
Effect of dilutive securities:
Series A and B Notes (convertible)	5,901				5,901
Shares of restricted stock	150				150

Weighted average number of common shares outstanding used in diluted earnings per share calculation	15,901		10,000	91,429	15,901		9,975

Diluted net income per common share	$1.62		$(1.00)	$8.00	$1.62		$(1.65)

Antidilutive securities not included in diluted earnings per common share computation:
Stock Options	1,676,332		1,676,332		1,676,332		1,676,332

Exercise Price	$15.00		$15.00		$15.00		$15.00

Warrants	3,257,178		3,257,178		3,257,178		3,257,178

Exercise Price	$15.00		$15.00		$15.00		$15.00

Series A and B Notes			6,033,000				6,033,000

Conversion Price		$ $	14.39 and 22.06			$ $	14.39 and 22.06

Accumulated Other Comprehensive Loss — Accumulated other comprehensive loss is as follows:

	FOREIGN CURRENCY TRANSLATION	UNREALIZED GAIN ON INVESTMENTS AVAILABLE FOR SALE	TOTAL
Balance at December 31, 2003 (Successor Company)	$(3,039)	$1,732	$(1,307)
Change during the period	757	(1,732)	(975)

Balance at June 30, 2004 (Successor Company)	$(2,282)	$—	$(2,282)

New Accounting Pronouncement — In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of APB No. 51. FIN 46 requires certain variable interest entities to be condensed consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. During October 2003, the FASB deferred the effective date of FIN 46 until the end of the first interim or annual period ending after December 15, 2003. In addition the FASB issued a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. The adoption of FIN 46-R during the six months ended June 30, 2004 did not have a material effect on the Company’s financial condition or results of operations.

Reclassifications — Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform with the 2004 presentation.

5. INVESTMENTS

The Company’s investments consist of the following at December 31, 2003 and June 30, 2004:

	Successor Company
	December 31, 2003	June 30, 2004
Trading investments, at fair value	$2,474	$251

Investments in common stock	$1,873	$—

Trading investments as of December 31, 2003 and June 30, 2004 consist of approximately $2.5 million and $0.3 million, respectively, in short –term bonds issued by the Venezuelan government.

The Company’s investments in common stock at December 31, 2003 included an ownership interest of less than 5% in the outstanding common stock of Claxson Interactive Group Inc. (“Claxson”), an integrated media company with operations in Latin America. The Company sold its investment in Claxon during the six months ended June 30, 2004 for approximately $ 2.0 million and recorded a gain on sale of approximately $ 1.9 million. This gain is recorded in other income (loss), net in the accompanying condensed consolidated statements of operations.

6. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, by operating subsidiaries, at December 31, 2003 and June 30, 2004, are summarized as follows:

	Successor Company
	December 31, 2003	June 30, 2004
IMPSAT Argentina	$25,465	$20,544
IMPSAT Brazil	5,804	4,073
IMPSAT Colombia	3,680	3,774
IMPSAT Venezuela	6,692	6,866
All other countries	10,214	10,023

Total	51,855	45,280
Less: allowance for doubtful accounts	(20,642)	(16,597)

Trade accounts receivable, net	$31,213	$28,683

The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables is susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customer financial history is analyzed.

The activity for the allowance for doubtful accounts for the three months ended March 31, 2003, for the nine months ended December 31, 2003 and for the six months ended June 30, 2004 is as follows:

	Predecessor Company	Successor Company	Successor Company
	March 31, 2003	December 31, 2003	June 30, 2004
Beginning balance	$23,384	$21,358	$20,642
Provision for (reversal of allowance for) doubtful accounts	515	2,365	(2,100)
Write-offs	(1,553)	(3,238)	(1,947)
Effect of exchange rate change	(988)	157	2

Ending balance	$21,358	$20,642	$16,597

7. OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2003 and June 30, 2004:

	Successor Company
	December 31, 2003	June 30, 2004
IMPSAT Argentina	$577	$484
IMPSAT Brazil	2,633	1,989
IMPSAT Colombia	3,522	1,824
IMPSAT Venezuela	2,794	1,898
All other countries	2,104	5,096

Total	$11,630	$11,291

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2003 and June 30, 2004 consists of:

	Successor Company
	December 31, 2003	June 30, 2004
Land	$10,109	$10,109
Building and improvements	33,921	35,662
Operating communications equipment	160,804	171,322
Network infrastructure (including rights of way)	103,828	100,212
IRU investments	19,381	18,567
Furniture, fixtures and other equipment	13,765	14,047

Total	341,808	349,919
Less: accumulated depreciation	(29,389)	(49,019)

Total	312,419	300,900
Equipment in transit	2,484	2,060
Construction in process	914	182

Property, plant and equipment, net	$315,817	$303,142

The activity in accumulated depreciation for the three months ended March 31, 2003, for the nine months ended December 31, 2003 and for the six months ended June 30, 2004 is as follows:

	Predecessor Company	Successor Company	Successor Company
	March 31, 2003	December 31, 2003	June 30, 2004
Beginning balance	$465,142	$—	$29,389
Depreciation expense	19,216	29,535	20,721
Exchange rate effects	1,889	226	(641)
Disposals and retirements	(4,845)	(372)	(450)
Application of fresh-start reporting	(481,402)

Ending balance	$—	$29,389	$49,019

IRU Agreements —The Company has entered into several agreements granting IRUs of up to 25 years on the Company’s Broadband Network, including network maintenance services and telehousing space. The Company has received advance payments related to these agreements. As described in Note 2, these advance payments were initially recorded as deferred and adjusted in the application of fresh-start accounting in accordance with EITF 01-3.

9. LONG TERM DEBT

The Company’s long-term debt at December 31, 2003 and June 30, 2004 is detailed as follows:

	Successor Company
	December 31, 2003	June 30, 2004
Series A 6% Senior Guaranteed Notes due 2011	$62,773	$64,656
Series B 6% Senior Guaranteed Notes due 2011	23,792	24,505
Senior Secured Notes 10%, maturing 2009	138,447	142,599
Senior Notes issued by IMPSAT Colombia due 2008 and 2010 (interest rate 13.88%), collateralized by the assignment of customers contracts	16,197	16,669
Term notes, maturing through 2007; collateralized by buildings and equipment, the assignment of customer contracts and investment; denominated in:
U.S. dollars (interest rates 3,27% to 11.68%)	1,278	1,124
Local currency (interest rate 12.85%)	6,839	6,158
Eximbank notes (interest rates 3.34% to 3.88%), maturing semiannually through 2007	3,770	3,275
Vendor financing (3.47% to 11%)	8,149	8,027

Total long-term debt	261,245	267,013
Less: current portion including defaulted indebtedness	(11,851)	(28,974)

Long-term debt, net	$249,394	$238,039

The Company’s Series A, Series B and Senior Secured Notes shown above were originally issued in conjunction with effecting the Plan described in Note 2. The Series A, Series B and Senior Secured Notes and some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends. As discussed in Note 2, the Company is in default on approximately $7.6 million of vendor financing obligations with one vendor. The Series A and Series B Notes were initially convertible into the Company’s stock at a conversion price of $14.39 and $22.06, respectively. The conversion price is reduced with the passage of time. As of June 30, 2004, the Series A and Series B Notes were convertible into approximately 4,874,000 and 1,205,000 shares of common stock, respectively.

10. INCOME TAXES

The composition of the provision for income taxes, all of which is for foreign taxes, for the three months ended March 31, 2003 (Predecessor Company) and the three months ended June 30, 2003 (Successor Company) and the three and six months ended June 30, 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor Company	Successor Company	Predecessor Company	Successor Company	Successor Company
	2003	2004	Three Months Ended March 31, 2003	Three Months Ended June 30, 2003	2004
Current	$(641)	$(182)	$(324)	$(641)	$(725)
Deferred	(103)	(1,157)	(82)	(103)	(1,157)

Total	$(744)	$(1,339)	$(406)	$(744)	$(1,882)

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

The Company recorded a valuation allowance of approximately $207 million to offset its deferred income tax asset because management cannot conclude that utilization of the tax benefits resulting from operating losses and the other temporary differences are “more likely than not” to be realized, as required by SFAS 109.

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

Reorganization items — Reorganization items during the three-month period ended March 31, 2003 are comprised of the following:

Professional fees	$(1,636)
Gain on extinguishments of debt	728,203
Stock-based compensation	(440)

Total	$726,127

12. OPERATING SEGMENT INFORMATION

The Company’s operating segment information, by subsidiary, is as follows:

Three months ended June 30, 2003 (Successor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$9,404	$6,162	$12,064	$7,480	$13,269	$(6,598)	$41,781
Internet	1,567	759	1,136	765	3,879	(2,345)	5,761
Value added services	1,332	901	340	368	1,065	(153)	3,852
Telephony	2,986	4	41		3,125	(1,562)	4,595
Sales of equipment	339			30	16		385

Total net revenues	$15,628	$7,826	$13,581	$8,643	$21,354	$(10,658)	$56,374

Operating income (loss)	$1,122	$(2,654)	$2,070	$2,763	$4,456		$7,169

Total assets	$121,422	$117,238	$79,963	$49,775	$90,070		$458,468

Three months ended June 30, 2004 (Successor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$8,331	$5,694	$12,015	$7,183	$11,624	$(4,842)	$40,005
Internet	1,783	911	1,769	600	3,747	(2,094)	6,716
Value added services	3,739	1,010	556	438	950	(2,861)	3,832
Telephony	3,246	90	59		2,881	(1,373)	4,903
Sales of equipment	20	51	2	10	7		90

Total net revenues	$17,119	$7,756	$14,401	$8,231	$19,209	$(11,170)	$55,546

Operating income (loss)	$1,779	$(1,268)	$1,179	$2,203	$(3,492)		$401

Total assets	$113,395	$97,760	$77,312	$59,039	$79,149		$426,655

Three months ended March 31, 2003 (Predecessor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$9,196	$5,504	$12,068	$7,510	$14,432	$(7,328)	$41,382
Internet	1,585	838	1,147	910	2,810	(1,557)	5,733
Value added services	1,157	956	225	518	2,541	(616)	4,781
Telephony	2,701		117	—	2,439	(1,151)	4,106
Sales of equipment	41	—		29	4	—	74

Total net revenues	$14,680	$7,298	$13,557	$8,967	$22,226	$(10,652)	$56,076

Operating income (loss)	$(3,004)	$(2,761)	$(2,729)	$2,459	$197		$(5,838)

Total assets	$124,570	$100,023	$79,925	$45,524	$97,687		$447,729

Three months ended June 30, 2003 (Successor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$9,404	$6,162	$12,064	$7,480	$13,269	$(6,598)	$41,781
Internet	1,567	759	1,136	765	3,879	(2,345)	5,761
Value added services	1,331	901	340	368	1,065	(153)	3,852
Telephony	2,987	4	41	—	3,125	(1,562)	4,595
Sales of equipment	339	—		30	16	—	385

Total net revenues	$15,628	$7,826	$13,581	$8,643	$21,354	$(10,658)	$56,374

Operating income (loss)	$1,122	$(2,654)	$2,070	$2,763	$4,456		$7,169

Total assets	$121,422	$117,238	$79,963	$49,775	$90,070		$458,468

Six months ended June 30, 2004 (Successor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$16,393	$11,063	$23,838	$14,357	$24,471	$(10,543)	$79,579
Internet	3,319	1,776	3,003	1,197	6,908	(3,503)	12,700
Value added services	5,390	2,109	1,023	753	1,786	(3,025)	8,036
Telephony	6,667	103	108	—	6,045	(2,874)	10,049
Sales of equipment	117	51	36	30	9	—	242

Total net revenues	$31,886	$15,102	$28,008	$16,337	$39,219	$(19,945)	$110,606

Operating income (loss)	$2,568	$(2,945)	$2,933	$4,708	$(3,647)		$3,617

Total assets	$113,395	$97,760	$77,312	$59,039	$79,149		$426,655

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

In connection with the restricted stock grant above, the Company recorded approximately $1.3 million in stockholders’ equity as deferred compensation (see Note 2). The deferred compensation will be amortized to expense over the vesting period.

Stock Options – On May 19, 2003, the Company granted stock options for 1,646,332 shares of the Company’s New Common Stock, at an exercise price of $15 per share to certain key employees. These stock options vest in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant. In addition, on such date, the Company also granted stock options for 30,000 shares to certain directors of the Company at an exercise price of $15 per share. These stock options vested immediately. Any unexercised stock options will expire on May 19, 2011. No options were granted during the six months ended June 30, 2004.

Warrants – On the Effective Date, in accordance with the Plan, the Company issued 3,257,178 eight-year warrants to acquire the Company’s stock at $ 15.00 per share (see Note 2). As of June 30, 2004, all the warrants remain outstanding.

14. COMMITMENTS AND CONTINGENCIES

Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $15.6 million through the year 2008 under non cancelable agreements. In addition, the Company has committed to long-term contracts for the purchase of satellite and terrestrial links from third parties for approximately $15.0 million and $14.8 million through 2015 and 2008, respectively. The Company has commitments to purchase communications and data center equipment amounting to approximately $8.0 million at June 30, 2004.

The Company is a guarantor of the Senior Secured Notes issued by its subsidiaries under the Plan and other financing agreements entered by certain of its subsidiaries. At June 30, 2004, the balances outstanding were approximately $142.6 million and $0.4 million respectively (see Note 9).

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

Pursuant to a Court order in August, 2001, the IPO Class Action was consolidated for all pre-trial purposes in In re Initial Public Offering Securities Litigation, 21 MC 92, an intra-district proceeding involving approximately 900 lawsuits relating to the initial public offerings of approximately 310 companies. In July 2002, the Holding Company and the other defendants filed a motion to dismiss, which was denied as to the Holding Company and one individual officer in February 2003. In April 2003, the Holding Company was advised that global settlement discussions between the plaintiffs and the Holding Company’s insurer (on behalf of the Holding Company and the individual defendants) to resolve plaintiffs’ claims against all 310 companies had reached an advanced stage. Among other things, the proposed settlement would result in a broad release of claims against the Holding Company, its officers and directors, and other issuers, and their officers and directors without a direct financial contribution by the Holding Company. Settlement papers seeking preliminary approval of the settlement and certification of the investor class were submitted to the court in June 2004. The settlement is subject to court approval.

Employee Severance Litigation—On December 26, 2003, a lawsuit was filed in an Argentine court against IMPSAT Argentina by the former chairman of the Company’s board of directors, Mr. Enrique M. Pescarmona. This lawsuit alleged that IMPSAT Argentina failed to pay Mr. Pescarmona severance compensation in the amount of $2.9 million which the plaintiff believes is required by Argentine labor law in connection with his termination from the Company upon the effectiveness of the Plan. The Company believes that it has meritorious defenses to the allegations in the complaints and intends to defend the litigation vigorously.

US Municipal Taxes—Pursuant to a certain state provision in the US, charges for telecommunications services that originate or terminate in and are charged to a service address in such state are subject to a discretionary municipal tax. Charges for long distance service ending or originating out of such state are exempt. The Company believes that substantially all the transactions of IMPSAT USA are excluded from the scope of the tax. To date, the state has not notified IMPSAT USA of any tax due under any municipality’s discretionary municipal tax or any state tax on telecommunications services. Accordingly, the Company is unable to determine if they are liable for any municipal taxes under such state provisions.

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

15. GUARANTOR FINANCIAL INFORMATION

The financial information of IMPSAT Argentina, a guarantor subsidiary of the Holding Company’s Series A 6% Senior Guaranteed Notes due 2011 and Series B 6% Senior Guaranteed Notes due 2011, as of December 31, 2003 and as of and for the three and six months ended June 30, 2004 is shown in a separate column in the accompanying consolidating financial information, as follows:

CONSOLIDATING BALANCE SHEET (SUCCESSOR COMPANY)

AS OF DECEMBER 31, 2003

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations		Consolidated
		(Guarantor)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,883	$1,432	$16,183	$		$61,498
Trading investments			2,474			2,474
Trade accounts receivable, net		14,087	17,126			31,213
Other receivables	96,610	17,654	48,414		(151,048)	11,630
Prepaid expenses	193	432	1,935		(311)	2,249

Total current assets	140,686	33,605	86,132		(151,359)	109,064

PROPERTY, PLANT AND EQUIPMENT, Net		74,848	240,969			315,817

NON-CURRENT ASSETS:
Investments in common stock	47,225				(45,352)	1,873
Other non-current assets		5,578	8,297			13,875

Total non-current assets	47,225	5,578	8,297		(45,352)	15,748

TOTAL	$187,911	$114,031	$335,398		$(196,711)	$440,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$4,048	$22,344	$63,343		$(52,640)	$37,095
Current portion of long-term debt		7,712	4,139			11,851
Accrued and other liabilities	53	11,151	33,185		(11,249)	33,140

Total current liabilities	4,101	41,207	100,667		(63,889)	82,086
LONG-TERM DEBT, Net	86,565	52,896	109,933			249,394
OTHER LONG-TERM LIABILITIES		7,480	92,438		(88,014)	11,904

Total liabilities	90,666	101,583	303,038		(151,903)	343,384
STOCKHOLDERS’ EQUITY	97,245	12,448	32,360		(44,808)	97,245

TOTAL	$187,911	$114,031	$335,398		$(196,711)	$440,629

CONSOLIDATING BALANCE SHEET (SUCCESSOR COMPANY)

AS OF JUNE 30, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated

		(Guarantor)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,621	$2,037	$21,607	$—	$63,265
Trading investments			251		251
Trade accounts receivable, net		11,672	17,011		28,683
Other receivables	93,745	19,423	52,027	(153,904)	11,291
Prepaid expenses	428	719	5,203	(2,288)	4,062

Total current assets	133,794	33,851	96,099	(156,192)	107,552

PROPERTY, PLANT AND EQUIPMENT, Net		72,842	230,300		303,142

NON-CURRENT ASSETS:
Investments	42,356		(12)	(42,344)
Other non-current assets		6,702	9,259		15,961

Total non-current assets	42,356	6,702	9,247	(42,344)	15,961

TOTAL	$176,150	$113,395	$335,646	$(198,536)	$426,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$6,696	$19,620	$62,770	$(53,907)	$35,179
Current portion of long-term debt		13,690	15,284		28,974
Accrued and other liabilities	66	10,880	40,955	(22,314)	29,587

Total current liabilities	6,762	44,190	119,009	(76,221)	93,740
LONG-TERM DEBT, Net	89,161	48,402	100,476		238,039
OTHER LONG-TERM LIABILITIES		4,337	90,855	(80,543)	14,649

Total liabilities	95,923	96,929	310,340	(156,764)	346,428
STOCKHOLDERS’ EQUITY	80,227	16,466	25,306	(41,772)	80,227

TOTAL	$176,150	$113,395	$335,646	$(198,536)	$426,655

CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR COMPANY)

FOR THE THREE MONTHS ENDED JUNE 30, 2003

(In thousands of U.S. Dollars)

	Holding Company		IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated
NET REVENUES:
Broadband and satellite	$		$9,404	$38,975	$(6,598)	$41,781
Internet			1,567	6,539	(2,345)	5,761
Value added services			1,331	2,674	(153)	3,852
Telephony			2,987	3,170	(1,562)	4,595
Sales of equipment			339	46		385

Total net revenues			15,628	51,404	(10,658)	56,374

COSTS AND EXPENSES:
Direct costs:
Contracted services			1,770	5,905	(3,150)	4,525
Other direct costs			4,463	3,405		7,868
Leased capacity			5,338	19,273	(7,052)	17,559
Cost of equipment sold			62	66	(20)	108

Total direct costs			11,633	28,649	(10,222)	30,060
Salaries and wages			3,074	8,768		11,842
Selling, general and administrative		986	2,193	4,374	(436)	7,127
Gain on extinguishment of debt		(4,538)	(4,255)			(8,793)
Depreciation and amortization			1,861	7,108		8,969

Total costs and expenses		(3,552)	14,506	48,909	(10,658)	49,205

Operating (loss) income		3,552	1,122	2,495		7,169

OTHER INCOME (EXPENSE):
Interest income		4,900	761	(9,536)	4,845	970
Interest expense		(1,703)	(2,108)	2,375	(4,845)	(6,281)
Net gain (loss) on foreign exchange		31	662	20,752		21,445
Equity in income of affiliates		15,155		9,164	(24,329)
Other income (loss), net		612	(79)	(836)		(313)

Total other (expense) income		18,995	(764)	21,909	(24,329)	15,821

(LOSS) INCOME BEFORE INCOME TAXES		22,547	358	24,414	(24,329)	22,990
PROVISION FOR FOREIGN INCOME TAXES		(301)		(443)		(744)

NET (LOSS) INCOME		$22,246	$358	$23,971	$(24,329)	$22,246

CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR COMPANY)

FOR THE THREE MONTHS ENDED JUNE 30, 2004

(In thousands of U.S. Dollars)

	Holding Company		IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated
NET REVENUES:
Broadband and satellite	$		$8,331	$36,516	$(4,842)	$40,005
Internet			1,783	7,027	(2,094)	6,716
Value added services			3,739	2,954	(2,861)	3,832
Telephony			3,246	3,030	(1,373)	4,903
Sales of equipment			20	70		90

Total net revenues			17,119	49,597	(11,170)	55,546

COSTS AND EXPENSES:
Direct costs:
Contracted services			2,026	5,887	(2,848)	5,065
Other direct costs			1,875	3,886		5,761
Leased capacity			4,636	17,018	(5,709)	15,945
Cost of equipment sold			2	85	(7)	80

Total direct costs			8,539	26,876	(8,564)	26,851
Salaries and wages			3,038	8,735		11,773
Selling, general and administrative		3,444	1,674	3,449	(2,606)	5,961
Depreciation and amortization			2,089	8,471		10,560

Total costs and expenses		3,444	15,340	47,531	(11,170)	55,145

Operating (loss) income		(3,444)	1,779	2,066		401

OTHER INCOME (EXPENSE):
Interest income		1,561	63	(2,808)	1,480	296
Interest expense		(1,410)	(1,308)	(1,074)	(1,480)	(5,272)
Net gain (loss) on foreign exchange		(12)	(71)	(5,436)		(5,519)
Equity in income of affiliates		(8,468)		(4,794)	13,262
Other income (loss), net		1,760	(253)	(87)		1,420

Total other (expense) income		(6,569)	(1,569)	(14,199)	13,262	(9,075)

(LOSS) INCOME BEFORE INCOME TAXES		(10,013)	210	(12,133)	13,262	(8,674)
PROVISION FOR FOREIGN INCOME TAXES				(1,339)		(1,339)

NET (LOSS) INCOME		$(10,013)	$210	$(13,472)	$13,262	$(10,013)

CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR COMPANY)

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(In thousands of U.S. Dollars)

	Holding Company		IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated
NET REVENUES:
Broadband and satellite	$		$16,393	$73,729	$(10,543)	$79,579
Internet			3,319	12,884	(3,503)	12,700
Value added services			5,390	5,671	(3,025)	8,036
Telephony			6,667	6,256	(2,874)	10,049
Sales of equipment			117	125		242

Total net revenues			31,886	98,665	(19,945)	110,606

COSTS AND EXPENSES:
Direct costs:
Contracted services			4,049	11,151	(5,808)	9,392
Other direct costs			2,488	7,030		9,518
Leased capacity			9,150	34,097	(11,512)	31,735
Cost of equipment sold			70	114	(7)	177

Total direct costs			15,757	52,392	(17,327)	50,822
Salaries and wages		440	5,926	17,614		23,980
Selling, general and administrative		4,125	3,424	6,535	(2,618)	11,466
Depreciation and amortization			4,211	16,510		20,721

Total costs and expenses		4,565	29,318	93,051	(19,945)	106,989

Operating (loss) income		(4,565)	2,568	5,614		3,617

OTHER INCOME (EXPENSE):
Interest income		3,152	75	(5,590)	2,970	607
Interest expense		(2,702)	(2,578)	(1,956)	(2,970)	(10,206)
Net gain (loss) on foreign exchange			(622)	(9,288)		(9,910)
Equity in income of affiliates		(14,213)		(6,714)	20,927
Other income (loss), net		1,845	125	(679)		1,291

Total other (expense) income		(11,918)	(3,000)	(24,227)	20,927	(18,218)

(LOSS) INCOME BEFORE INCOME TAXES		(16,483)	(432)	(18,613)	20,927	(14,601)
PROVISION FOR FOREIGN INCOME TAXES				(1,882)		(1,882)

NET (LOSS) INCOME		$(16,483)	$(432)	$(20,495)	$20,927	$(16,483)

CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR COMPANY)

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed consolidated
Cash flows provided by (used in) operating activities	$(14,774)	$2,003	$24,323	$4,136	$15,688
Cash flows provided by (used in) investing activities	10,454	(2,297)	(15,668)	(4,136)	(11,647)
Cash flows provided by (used in) financing activities	(700)	899	(1,873)		(1,674)
Effect of exchange rate change on cash and cash equivalents	758		(1,358)		(600)

Net increase in cash and cash equivalents	(4,262)	605	5,424		1,767
Cash and cash equivalents at beginning of the period	43,883	1,432	16,183		61,498

Cash and cash equivalents at end of the period	$39,621	$2,037	$21,607	$—	$63,265

CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR COMPANY)

FOR THE THREE MONTHS ENDED JUNE 30, 2003

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed consolidated
Cash flows provided by (used in) operating activities	$5,171	$(1,191)	$(5,617)	$7,649	$6,006
Cash flows provided by (used in) investing activities	21,947	(1,016)	12,673	(7,649)	25,955
Cash flows provided by (used in) financing activities		(1,366)	(472)		(1,838)
Effect of exchange rate change on cash and cash equivalents	(4,476)		2,549		(1,927)

Net increase in cash and cash equivalents	22,642	(3,579)	9,133		28,196
Cash and cash equivalents at beginning of the period	5,059	8,067	22,439		35,565

Cash and cash equivalents at end of the period	$27,701	$4,488	$31,572	$—	$63,761

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

Revenues

Our contracts with our customers have in the past typically ranged in duration from six months to five years and contracts with our private telecommunications network customers have generally been three-year contracts. Under the Argentine “pesification” decree described below under “Currency Risks,” if a contract denominated in pesos is entered into after the decree’s enactment, payments under that contract are not entitled to be adjusted according to the CER or any other consumer price index. Accordingly, in order to mitigate our inflation risk, our peso-denominated contracts in Argentina are typically for shorter terms ranging from three to six months. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the quantity and type of equipment installed. Except in Brazil and Argentina, the fees stipulated in the majority of our contracts with customers are denominated in U.S. dollar equivalents. Services (other than installation fees) are billed on a monthly, predetermined basis, which coincide with the rendering of the services. We report our revenues net of deductions for sales taxes.

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

Our direct costs include payments for leased satellite transponder, fiber optic and other terrestrial capacity. Our pan-Latin American broadband fiber optic network (the “Broadband Network”), which we began to commercialize in the fourth quarter of 2000, has enabled us to decrease our payments for leased satellite capacity as we have shifted transmission from leased satellite facilities to our Broadband Network after the satellite contracts expire. Other principal items composing direct costs are contracted services costs and allowance for doubtful accounts. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. Installation and de-installation costs are the costs we incur when we install or remove earth stations, micro-stations and other equipment from customer premises. Direct costs also include licenses and other fees and sales commissions paid to third-party sales representatives and to our salaried sales force.

Our selling, general and administrative expenses consist principally of:

•	publicity and promotion costs

•	fees and other remuneration

•	travel and entertainment

•	Rent

•	plant services, insurance and corporate telecommunication and energy expenses

Currency Risks

Except in Argentina and Brazil, the majority of our contracts with customers provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during the second quarter of 2004. Nevertheless, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, we are exposed to exchange rate risk, even in countries other than Argentina and Brazil. Under applicable law, our contracts with customers in Brazil cannot and, under certain circumstances, our contracts with customers in Argentina may not, be linked to the exchange rate between the local currency and the U.S. dollar. Accordingly, operations in Argentina and Brazil increase our exposure to exchange rate risks.

In addition, as a result of foreign currency exchange and transfer controls established by the Venezuelan government in February 2003, our contracts with customers in Venezuela are currently being paid in local currency at the fixed exchange rate established by the Venezuelan government between the local currency and the U.S. dollar. As the exchange control regulations do not permit us to exchange our cash and cash equivalents in local currency into U.S. dollars without specific governmental authorizations, the Venezuelan exchange control regulations have adversely affected our exchange rate risks for all dollar-denominated liabilities owing by our Venezuelan operating subsidiary and our ability to receive dividends or other distributions from that subsidiary. We cannot predict the duration or other adverse effects that the current Venezuelan exchange controls may have on our operating results and financial condition.

Argentina

In early January 2002, the Argentine government abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and has traded as low as 3.87 pesos to the U.S. dollar on June 26, 2002. At June 30, 2003, the exchange rate was 2.82 pesos to the U.S. Dollar, and at June 30, 2004, the exchange rate was 2.95 pesos to the U.S. dollar. Any devaluation of the Argentine peso will generally affect our consolidated financial statements by generating foreign exchange gains or losses on dollar-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in our revenues, costs and expenses in Argentina.

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

Brazil

At June 30, 2003, the real traded at a rate of R$2.87 = $1.00, and it depreciated to R$3.11 = $1.00 at June 30, 2004. The daily average exchange rate for the real during the second quarter of 2004 was R$3.06= $1.00, as compared to R$2.99 = $1.00 during the second quarter of 2003. Accordingly, our revenues in Brazil during the second quarter of 2004 were adversely affected by the depreciation of the real as compared to the corresponding quarter in 2003. Such depreciation, however, has resulted in decreases in our real-denominated costs and expenses as compared to the corresponding quarter in 2003.

Venezuela

Widespread discontent with the policies of the current Venezuelan government produced a country-wide strike in the beginning of December 2002 that lasted two months and seriously disrupted economic activity in Venezuela and severely curtailed the production and export of oil, the major source of Venezuela’s foreign exchange. In response, on February 5, 2003, the Venezuelan government imposed foreign exchange and price controls, making it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also severely limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At December 31, 2002, the bolivar traded at a rate of Bs.1,392.00 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600.00 = $1.00 as part of the new currency controls. The Venezuelan government further devalued the bolivar to Bs.1,920.00 = $1.00 on February 9, 2004. As such, on June 30, 2003, the bolivar traded at a rate of Bs.1,600.00 = $1.00, and on June 30, 2004, the bolivar traded at a rate of Bs.1,920.00 = $1.00.

Termination of Mexican Operations

During the first quarter of 2003, we determined to close our operations in Mexico, which we initially established in 1994. We entered into agreements with various parties to sell our real estate and other real and personal property, including our permits and licenses and our contracts with customers. These transactions closed during 2003. Our results for the six months ended June 30, 2003 accordingly include revenues and expenses related to our Mexican operations.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company. We have no arrangements of the types described in any of these four categories that we believe may have a material current or future effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies

In the ordinary course of business, our company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with U.S. GAAP. We use our best judgment based on our knowledge of existing facts and circumstances and actions that we may undertake in the future, as well as the advice of external experts in determining the estimates that affect our condensed consolidated financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our most critical accounting policies are:

Revenue Recognition

We record revenues from data, value-added, telephony, IT solutions and Internet services monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer.

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

Basis for Translation

We maintain our consolidated accounts in U.S. dollars. The accounts of our subsidiaries are maintained in the currencies of the respective countries. The accounts of our subsidiaries are translated from local currency amounts to U.S. dollars. The method of translation is determined by the functional currency of our subsidiaries. A subsidiary’s functional currency is defined as the currency of the primary environment in which a subsidiary operates and is determined based on management’s judgment. When a subsidiary’s accounts are not maintained in the functional currency, the financial statements must be remeasured into the functional currency. This involves remeasuring monetary assets and liabilities using current exchange rates and non-monetary assets and liabilities using historical exchange rates. The adjustments generated by remeasurement are included in our condensed consolidated statements of operations.

When the local currency of a subsidiary is determined to be the functional currency, the statements are translated into U.S. dollars using the current exchange rate method. The adjustments generated by translation using the current exchange rate method are accumulated in an equity account entitled “Accumulated other comprehensive income (loss)” within our condensed consolidated balance sheets.

Tax and Legal Contingencies

We are involved in foreign tax and legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we have recorded reserves in our condensed consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, we are unable to make a reasonable estimate of any liability. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

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

Financial Reporting by Entities in Reorganization under the Bankruptcy Code

Our condensed consolidated financial statements have been prepared in accordance with SOP 90-7. Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the condensed consolidated financial statements for periods including and subsequent to the filing of our Chapter 11 petition should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of our business. Expenses and other items not directly related to ongoing operations were reflected separately during the first quarter of 2003 in the consolidated statement of operations as reorganization items.

Upon consummation of the Plan, we applied “Fresh-Start” reporting in accordance with GAAP and the requirements of SOP 90-7. Upon the Effective Date, a new capital structure was established and assets and liabilities, other than deferred taxes, were stated at their relative fair values. The Company recorded a valuation allowance to offset its deferred income tax asset because management cannot conclude that utilization of the tax benefits resulting from operating losses and other temporary differences are “more likely than not” to be realized.

Changes in Policies

These policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during the second quarter of 2004, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during 2004.

Period Comparisons

As discussed above, under SOP 90-7 fresh starting reporting, our condensed consolidated financial statements after the Effective Date are those of a new reporting entity (the Successor Company) and certain costs are not comparable to those of our company during pre-Effective Date periods (the Predecessor Company). For purposes of this discussion, where the six months ended June 30, 2004 are compared to the six months ended June 30, 2003, the latter combines the three-month period ended June 30, 2003 (for the Successor Company) with the three-month period ended March 31, 2003 (for the Predecessor Company). Differences between periods due to fresh-start accounting adjustments are explained when necessary. The lack of comparability in the accompanying unaudited condensed consolidated financial statements is most apparent in our capital costs (interest expense and depreciation and amortization), as well as long-term indebtedness and reorganization items.

Results of Operations

The following table summarizes our results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2004		Combined Predecessor and Successor Companies 2003		Successor Company 2004
	(in thousands and as a percentage of consolidated revenues)
Net revenues:
Net revenues from services:
Broadband and satellite	$41,781	74.1%	$40,005	72.0%	$83,163	74.0%	$79,579	71.9%

Internet	5,761	10.2	6,716	12.1	11,494	10.2	12,700	11.5
Value added services	3,852	6.8	3,832	6.9	8,633	7.7	8,036	7.3
Telephony	4,595	8.2	4,903	8.8	8,701	7.7	10,049	9.1

Total net revenues from services	55,989	99.3	55,456	99.8	111,991	99.6	110,364	99.8
Sales of equipment	385	0.7	90	0.2	459	0.4	242	0.2

Total net revenues	56,374	100.0	55,546	100.0	112,450	100.0	110,606	100.0

Direct costs:
Contracted services	4,525	8.0	5,065	9.1	8,650	7.7	9,392	8.5
Other direct costs	7,868	14.0	5,761	10.4	12,564	11.2	9,518	8.6
Leased capacity	17,559	31.1	15,945	28.7	34,966	31.1	31,735	28.7
Cost of equipment sold	108	0.2	80	0.1	156	0.1	177	0.2

Total direct costs	30,060	53.3	26,851	48.3	56,336	50.1	50,822	46.0
Salaries and wages	11,842	21.0	11,773	21.2	22,569	20.1	23,980	21.7
Selling, general and administrative expenses	7,127	12.6	5,961	10.7	12,680	11.3	11,466	10.4
Gain on extinguishment of debt	(8,793)	(15.6)	0	0	(8,793)	(7.8)	0	0
Depreciation and amortization	8,969	15.9	10,560	19.0	28,327	25.2	20,721	18.7
Interest expense, net	(5,311)	(9.4)	(4,976)	(9.0)	(7,020)	(6.2)	(9,599)	(8.7)
Net gain (loss) on foreign exchange	21,445	38.0	(5,519)	(9.9)	31,414	27.9	(9,910)	(9.0)
Reorganization items	0	—	0	—	726,127	645.7	0	0
Other (loss) income, net	(313)	(0.6)	1,420	2.6	2,610	2.3	1,291	1.2
Provision for foreign income taxes	(744)	1.3	(1,339)	2.4	(1,150)	1.0	(1,882)	(1.7)

Net income (loss)	$22,246	39.5%	$(10,013)	18.0%	$753,312	669.9%	$(16,483)	(14.9)%

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

Revenues. Our total net revenues for the three and six months ended June 30, 2004 equaled $55.5 million and $110.6 million. This compares to total net revenues of $56.4 million and $112.5 million for the corresponding periods in 2003. Net revenues are composed of net revenues from services and sales of equipment.

Our net revenues from services for the three and six months ended June 30, 2004 totaled $55.5 million and $110.4 million, a decrease of $0.6 million (or 1.0%) and $1.6 million (or 1.5%) compared to the corresponding periods in 2003. Our net revenues from services during the second quarter of 2004 included net revenues from:

•	data and value added services, which include satellite and broadband data transmission services, data center services, and other value-added services

•	internet, which is composed of our Internet backbone access, managed security and managed modem services, and

•	telephony, including local, national and international long-distance services.

The following table shows our revenues from services by business lines (after elimination of intercompany transactions) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2004	% change(1)	2003	2004	% change(1)
	(dollar amounts in thousands)
Broadband and satellite	$41,781	$40,005	(4.3)%	$83,163	$79,579	(4.3)%
Internet	5,761	6,716	16.6	11,494	12,700	10.5
Value added services(2)	3,852	3,832	(0.5)	8,633	8,036	(6.9)
Telephony	4,595	4,903	6.7	8,701	10,049	15.5

Total net revenues from services	$55,989	$55,456	(1.0)	$111,991	$110,364	(1.5)

(1)	Percentage increase (decrease) in relevant period 2004 compared to corresponding period in 2003.
(2)	Includes data center services and systems integration and other information technology services.

Our lower total net revenues from services in the second quarter of 2004, as compared to the corresponding period in 2003, were principally due to lower revenues from broadband and satellite services, which were only partially offset by increases in our revenues from Internet and telephony services. Changes in our revenues during the second quarter of 2004 as compared to the second quarter of 2003 related to the following:

•	Our revenues from broadband and satellite services decreased during the second quarter of 2004 in comparison to the second quarter of 2003 primarily due to lower satellite-based services volume and pricing pressures, offset in part by an increase in terrestrial-based services.

Our revenues from Internet services increased during the second quarter and first half of 2004 as compared to the same periods in 2003 was due to a short-term contract entered into by IMPSAT Colombia with a customer in Colombia, which expired in May 2004.

•	Our telephony revenues increased during the second quarter of 2004 as compared to the same quarter in 2003 due to our increased delivery during the second quarter of 2004 of switched voice services to corporate customers in Argentina, increased traffic at higher rates and international call terminations to end-user customers in Peru, partially offset by the relative depreciation of the Argentine peso.

Our net revenues discussed above were negatively affected in U.S. dollar terms by the depreciation of the Argentine peso and the Brazilian real to the U.S. dollar during the second quarter of 2004 as compared to the same quarter in the prior year. In U.S. dollar terms, our revenues in Argentina and Brazil, the majority of which are denominated in local currencies and represent a significant proportion of our consolidated net revenues, generally decrease when the currencies in those countries depreciate against the U.S. dollar, and increase when those currencies appreciate. The following table shows U.S. dollar exchange rates for the currencies of these countries at the dates indicated:

Currency	December 31, 2002	March 31, 2003	June 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
	(exchange rate per U.S.$1.00)
Argentina Peso	3.40	3.00	2.82	2.95	2.88	2.95
Brazil Real	3.53	3.46	2.87	2.89	2.94	3.11

We had 2,993 customers as of June 30, 2004, compared to 2,799 customers at December 31, 2003 and 2,706 customers at June 30, 2003. The following table shows the evolution of our customer base as of the dates indicated:

	Number of Customers as of:
	June 30, 2003	December 31, 2003	June 30, 2004	% Change(1)	% Change(2)
IMPSAT Argentina	918	997	1,088	18.5	9.1
IMPSAT Colombia	704	723	747	6.1	3.3
IMPSAT Brazil	386	390	400	3.6	2.6
IMPSAT Venezuela	209	172	170	(18.7)	(1.2)
IMPSAT Ecuador	218	229	241	10.6	5.2
IMPSAT Chile	102	108	120	17.6	11.1
IMPSAT Peru	88	106	147	67.0	38.7
IMPSAT USA	72	74	69	(4.2)	(6.8)
Other	9	—	11	22.2	—

Total	2,706	2,799	2,993	10.6	6.9

(1)	Increase (decrease) as of end of second quarter of 2004 compared to end of second quarter of 2003.
(2)	Increase (decrease) as of end of second quarter of 2004 compared to end of 2003.

We gained a net total of 194 customers during the first half of 2004. Of this increase, we had a net gain of 91 customers in Argentina. During the second quarter of 2004, we do not believe that we lost any major customers to our competitors.

In addition to net revenues from services, our total net revenues for the second quarter and first half of 2004 included revenues from sales of equipment, which totaled $0.1 million and $0.2 million, respectively. This compares to $0.4 million and $0.5 million for the same periods in 2003. Equipment sales are ancillary to our core business and are generally engaged in by our company only on an opportunistic basis or in connection with the implementation of new contracts where the customer wishes to acquire needed telecommunications equipment rather than have our company purchase the equipment.

The following table shows by operating subsidiary our revenues from services and total revenues (in each case, including intercompany transactions) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2004	% change(1)	2003	2004	% change(1)
	(dollar amounts in thousands)
IMPSAT Argentina
Services	$15,289	$17,099	11.8%	$29,928	$31,769	6.2%
Sale of equipment	339	20	(94.1)	380	117	(69.2)

Total	$15,628	$17,119	9.5	$30,308	$31,886	5.2

IMPSAT Colombia
Services	$13,581	$14,399	6.0	$27,138	$27,972	3.1
Sale of equipment	0	2	—	0	36	—

Total	$13,581	$14,401	6.0	$27,138	$28,008	3.2

IMPSAT Brazil
Services	$7,826	$7,705	(1.5)	$15,124	$15,051	(0.5)
Sale of equipment	0	51	—	0	51	—

Total	$7,826	$7,756	(0.9)	$15,124	$15,102	(0.1)

IMPSAT Venezuela
Services	$8,613	$8,221	(4.6)	$17,551	$16,307	(7.1)
Sale of equipment	30	10	(66.7)	59	30	(49.2)

Total	$8,643	$8,231	(4.8)	$17,610	$16,337	(7.2)

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2004	% change(1)	2003	2004	% change(1)
	(dollar amounts in thousands)
IMPSAT Ecuador
Services	$3,799	$4,287	12.8	$7,726	$8,552	10.7
Sale of equipment	0	8	—	0	9	—

Total	$3,799	$4,295	13.1	$7,726	$8,561	10.8

IMPSAT Chile
Services	$2,279	$1,874	(17.8)	$4,566	$3,812	(16.5)

Total	$2,279	$1,874	(17.8)	$4,566	$3,812	(16.5)

IMPSAT Peru
Services	$3,506	$3,345	(4.6)	$6,716	$6,854	2.1

Total	$3,506	$3,345	(4.6)	$6,716	$6,854	2.1

IMPSAT USA
Services	$7,444	$6,646	(10.7)	$15,825	$13,906	(12.1)
Sale of equipment	16	0	(100.0)	20	0	(100.0)

Total	$7,460	$6,646	(10.9)	$15,845	$13,906	(12.2)

International Satellite Capacity Holding, Ltd.(2)
Services	$3,634	$2,801	(22.9)	$7,294	$5,620	(23.0)

Total	$3,634	$2,801	(22.9)	$7,294	$5,620	(23.0)

Other
Services	$676	$249	(63.2)	$1,433	$466	(67.5)

Total	$676	$249	(63.2)	$1,433	$466	(67.5)

(1)	Percentage increase (decrease) in relevant period in 2004 compared to corresponding period in 2003.
(2)	This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries.

Argentina, which is emerging from the economic recession that has affected it since 1999, is our largest market in terms of number of customers and in revenues. Although Argentina’s economy recovered during 2003 and the first half of 2004, the private and public sector continue to experience a lack of access to international capital markets and a lack of international investor confidence as a result of the pendency of the Argentine Government’s negotiations with its foreign creditors over the restructuring of Argentina’s sovereign debt, which the Argentine Government defaulted on in 2001. The Argentine peso remained steady during the first half of 2004 (2.95 pesos = $1.00 at June 30, 2004, the same as at December 31, 2003), although it devalued as compared to June 30, 2003 (2.82 pesos = $1.00 at June 30, 2003). Despite the depreciation of the Argentine peso in comparison to the first half of 2003, our total net revenues from services at IMPSAT Argentina for the three and six months ended June 30, 2004 increased, totaling $17.1 million and $31.8 million, respectively, an increase of $1.8 million (or 11.8%) and of $1.8 million (or 6.2%) compared to the corresponding periods in 2003. This increase was due to increased revenues from value added services and telephony services, offset by a decrease in broadband and satellite services. Nonetheless, the Argentine economy continues to face challenges, and IMPSAT Argentina’s financial condition and results of operations will continue to be impacted by changes in Argentine political and economic policies.

IMPSAT Brazil’s revenues from services for the three and six months ended June 30, 2004 totaled $7.7 million and $15.1 million, a decrease of $0.1 million (or 1.5%) and $0.1 million (or 0.5%) compared to the corresponding periods in 2003. At June 30, 2003, the real traded at a rate of R$2.87 = $1.00, and it depreciated to R$3.11 = $1.00 at June 30, 2004. Future or repeated devaluations of the real and the decline in growth in the Brazilian economy could have an adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations. In local currency terms, revenues at IMPSAT Brazil for the three and six months ended June 30, 2004 increased by 7.1% and decreased 2.8% compared to the corresponding periods in 2003. We anticipate revenue growth in local currency terms in Brazil during the remainder of 2004.

IMPSAT Colombia recorded revenues from services of $14.4 million and $28.0 million during the three and six months ended June 30, 2004, compared to $13.6 million and $27.1 million for the same periods in 2003.

Revenues at IMPSAT Venezuela equaled $8.2 million and $16.3 million for the second quarter and first half of 2004, compared to $8.6 million and $17.6 million for the same periods in 2003. Venezuela has experienced and continues to experience political and economic uncertainty following the attempted military coup staged against President Hugo Chavez during the first weeks of April 2002 and the labor strikes that commenced in December 2002 and ended two months later. A recall referendum is scheduled for August 15, 2004 to revoke the remainder of President Chavez’ term. The results of the recall referendum could have significant effects on the Venezuelan political and economic situation.

In response to the political and economic turmoil affecting Venezuela, the Venezuelan government imposed foreign exchange and price controls during February 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. In February 2004, Venezuela’s government further devalued its currency exchange rate to Bs.1,920.00 = $1.00. We are currently receiving payment for the majority of our U.S. dollar denominated contracts in Venezuela in bolivars at the official fixed exchange rate. The foreign exchange controls limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. The continuation or worsening of this crisis in Venezuela could have a material adverse effect on IMPSAT Venezuela’s results of operations and financial condition.

Direct Costs. Our direct costs for the second quarter and first half of 2004 totaled $26.9 million and $50.8 million, a decrease of $3.2 million (or 10.7%) and a decrease of $5.5 million (or 9.8%) compared to the same periods in 2003. Of our total direct costs for the three and six months ended June 30, 2004, $8.5 million and $15.8 million related to the operations of IMPSAT Argentina, compared to $11.6 million and $21.1 million for the corresponding periods in 2003. Direct costs for IMPSAT Brazil totaled $3.7 million and $7.3 million for the three and six months ended June 30, 2004, compared to $4.5 million and $8.3 million for the same periods in 2003. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

(1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the three and six months ended June 30, 2004, our contracted services costs totaled $5.1 million and $9.4 million, an increase of $0.6 million (or 11.9%) and $0.7 million (or 8.6%) compared to the same periods in 2003. Of these amounts, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $3.4 million and $6.4 million for the second quarter and first half of 2004 compared to $3.4 million and $6.6 million for the same periods in 2003. Installation costs totaled $1.7 million and $3.0 million for the second quarter and first half of 2004 compared to $1.1 million and $2.1 million during the corresponding periods in 2003. Our installation costs increased because we had more new customers in the first half of 2004 compared to the same period in 2003. Of our total contracted services costs for the second quarter and first half of 2004, $2.0 million and $4.0 million related to the operations of IMPSAT Argentina, compared to $1.8 million and $3.2 million at IMPSAT Argentina for the same periods in 2003. We anticipate that our contracted services costs will increase slightly during the second half of 2004 due to scheduled maintenance and an increase in new installations.

(2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to our salaried sales staff and to third-party sales representatives; and our provision for doubtful accounts. We recorded other direct costs of $5.8 million and $9.5 million during the second quarter and first half of 2004, a decrease of $2.1 million (or 26.8%) and $3.0 million (or 24.2%) compared to the same periods in 2003.

Sales commissions paid to our salaried sales force and third-party sales representatives for the three and six months ended June 30, 2004 totaled $2.0 million and $3.9 million, compared to $1.6 million and $2.8 million for the corresponding periods in 2003. Of these amounts, in the respective periods in 2004, $1.0 million and $2.0 million related to IMPSAT Argentina.

We recorded a net reversal of a provision for doubtful accounts of $0.2 million and $2.1 million for the three and six months ended June 30, 2004, compared to provisions for doubtful accounts of $2.1 million and $2.6 million for the same periods in 2003. The reversal is due principally to the settlement of our disputes with Global Crossing. As a result of the settlement, Global Crossing made a payment on March 31, 2004, principally to our operating subsidiaries in Argentina and Brazil, of $1.4 million, which was applied against outstanding receivables that had been disputed by Global Crossing and for which we had reserved 100% of contractual revenues.

(3) Leased Capacity. Our leased capacity costs for the three and six months ended June 30, 2004 totaled $15.9 million and $31.7 million, a decrease of $1.6 million (or 9.2%) and $3.2 million (or 9.2%) from the corresponding periods in 2003. This decrease also reflects an overall reduction in costs for interconnection and telephony termination costs and frequency rights (which are components of our leased capacity costs), as described below.

Our leased satellite capacity costs for the three and six months ended June 30, 2004 totaled $5.9 million and $11.8 million, a decrease of $1.2 million (or 17.5%) and $2.5 million (or 17.7%) from the corresponding periods in 2003. In Argentina, our leased satellite capacity costs totaled $1.9 million and $3.6 million for the three and six months ended June 30, 2004, as compared to $1.9 million and $4.0 million for the same periods in 2003. Our leased satellite capacity costs for IMPSAT Brazil totaled $0.1 million and $1.4 million for the three and six months ended June 30, 2004, as compared to $1.0 million and $1.8 million for the same periods in 2003.

The reduction in our leased satellite capacity costs was principally due to our favorable renegotiation of, and settlement of disputes relating to, certain of our satellite capacity agreements. We had approximately 715 MHz of leased satellite capacity at June 30, 2004 and 753 MHz at June 30, 2003.

Our costs for leased terrestrial capacity on third-party networks totaled $6.9 million and $13.8 million for the second quarter and first half of 2004, an increase of $0.01 million (or 0.9%) and $0.2 million (or 1.7%) compared to the corresponding periods in 2003. These costs were incurred principally in Colombia, followed by Venezuela. We will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services.

We also incur costs for interconnection and telephony termination (“I&T”) and frequency rights. Our I&T and frequency rights costs totaled $3.1 million and $6.1 million during the second quarter and first half of 2004. These totals are composed of $2.7 million and $4.9 million of I&T costs. This compares to $3.6 million and $7.0 million of I&T and frequency rights costs during the second quarter and first half of 2003 (composed of $2.6 million and $5.2 million of I&T costs). Our I&T and frequency rights costs decreased during the second quarter of 2004 compared to such costs for the first quarter of 2004 principally because of the depreciation of the Argentine peso (which resulted in an decrease, in U.S. dollar terms, of the amounts paid to interconnect our telephony business in Argentina) and a higher volume of telephony business.

Our I&T and frequency rights costs in Argentina totaled $1.3 million and $2.6 million during the three and six months ended June 30, 2004. These totals are composed of $1.4 million and $2.5 million of I&T costs. This compares to $1.7 million and $3.3 million of I&T and frequency rights costs for the three and six months ended June 30, 2003 (composed of $1.6 million and $3.1 million of I&T costs).

(4) Cost of Equipment Sold. In the three and six months ended June 30, 2004, we incurred costs of equipment sold of $0.1 million and $0.2 million, compared to $0.1 million and $0.2 million for the same periods in 2003.

Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2004 totaled $11.8 million and $24.0 million, a decrease of $0.01 million (or 0.6%) and an increase $1.4 million (or 6.3%), from the same periods in 2003. Our salaries and wages expenses for the first half of 2004 increased compared to the same period in 2003 due to the recognition at the end of the first quarter of 2004 of $0.4 million in salaries and wages expenses related to the vesting of certain shares of restricted common stock granted to senior management in connection with the Plan upon its vesting at the end of the first quarter of 2004. Our aggregate number of employees totaled 1,259 at June 30, 2004, compared to 1,250 at June 30, 2003. Management expects to continue to monitor the size of its total workforce and to make appropriate adjustments if required by financial and competitive circumstances.

IMPSAT Argentina incurred salaries and wages for the three and six months ended June 30, 2004, of $3.0 million and $5.9 million, a decrease of $0.1 million (or 1.2%) and an increase $0.3 million (or 5.3%) compared to the same periods in 2003. IMPSAT Argentina had 456 employees as of June 30, 2004 as compared to 464 employees as of June 30, 2003.

IMPSAT Brazil incurred salaries and wages for the three and six months ended June 30, 2004 of $2.0 million and $4.1 million, a decrease of $0.4 million (or 14.5%) and $0.2 million (or 4.8%) over the same periods in 2003. IMPSAT Brazil decreased its number of employees to 192 persons at June 30, 2004, compared to 211 persons at June 30, 2003. In addition to our reduced employee headcount in that country, the decrease in salaries and wages at IMPSAT Brazil during the first half of 2004 as compared to the same period in 2003 is in part related to the period over period relative devaluation of the real against the U.S. dollar, which resulted in a decrease in U.S. dollar terms of our salaries and wages expense in Brazil.

Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance, telephone and energy expenses

We incurred SG&A expenses of $6.0 million and $11.5 million for the three and six months ended June 30, 2004, a decrease of $1.2 million (or 16.4%) and $1.2 million (or 9.6%) compared to the same periods in 2003. Our SG&A expenses for the second quarter of 2003 included legal and professional fees relating to our emergence from Chapter 11 on March 25, 2003. Legal and professional fees declined by $1.2 million for the second quarter of 2004 as compared to the second quarter of 2003. In addition, the effects of the relative currency devaluations of local currencies against the U.S. dollar during 2003 in our countries of operation and overall cost control measures undertaken by management resulted in a decrease in SG&A expenses as compared to the second quarter of 2003. SG&A expenses at IMPSAT Argentina for the three and six months ended June 30, 2004 totaled $1.7 million and $3.4 million, a decrease of $0.5 million (or 23.7%) and $0.6 million (or 14.3%) compared to corresponding periods in 2003.

Gain on Extinguishment of Debt. We recorded gains on extinguishment of debt of $8.8 million during the second quarter and first half of 2003 in connection with the restructuring and settlement of certain claims of creditors of certain of our subsidiaries not resolved as part of the Chapter 11 proceeding. We recorded no gains on extinguishment of debt for the second quarter and first half of 2004.

Depreciation and Amortization. Our depreciation and amortization expenses for the three and six months ended June 30, 2004 totaled $10.6 million and $20.7 million. This represents an increase of $1.6 million (or 17.7%) and a decrease $7.6 million (or 26.9%) compared to our depreciation and amortization for the corresponding periods in 2003.

Interest Expense, Net. Our net interest expense for the three months ended June 30, 2004 totaled $5.0 million, consisting of interest expense of $5.3 million and interest income of $0.3 million. Our net interest expense for the six months ended June 30, 2004 totaled $9.6 million, consisting of interest expense of $10.2 million and interest income of $0.6 million. Net interest expense for the second quarter and first half of 2003 totaled $5.3 million and $7.0 million, respectively. Our interest expense for the first half of 2004 increased principally because of “payment in kind” accretion on our Senior Notes and certain indebtedness of our subsidiaries, which, of our total interest expense for the three and six months ended June 30, 2004, represented $3.5 million and $6.8 million, respectively. Our total indebtedness as of June 30, 2004 was $267.0 million, as compared to $260.3 million as of June 30, 2003. The increase in our total indebtedness is comprised of the accretion of “payment in kind” interest of $13.3 million, offset by amortizations of $6.6 million.

Net Gain (Loss) on Foreign Exchange. We recorded a net loss on foreign exchange for the three and six months ended June 30, 2004 of $5.5 million and $9.9 million, compared to net gains of $21.4 million and $31.4 million for the same periods in 2003. This net loss on foreign exchange reflects principally the effect of the devaluation during the second quarter and first half of 2004 of the Argentine peso and the Brazilian real on the book value of our monetary assets and liabilities in Argentina and Brazil, as compared to the effect of the appreciation of such currencies against the U.S. dollar during the second quarter and first half of 2003.

IMPSAT Argentina recorded a net loss on foreign exchange for the three and six months ended June 30, 2004 of $0.1 million and $0.6 million, compared to net gains of $0.7 million and $1.2 million for the same periods in 2003. IMPSAT Brazil recorded a net loss on foreign exchange for the first quarter and second half of 2004 of $5.3 million and $7.2 million, compared to net gains of $21.5 million and $31.1 million for the same periods in 2003.

Reorganization Items. We recorded reorganization items of $726.1 million in connection with our emergence from Chapter 11 on March 25, 2003. See Note 11 to the Condensed Consolidated Financial Statements. No such amounts were recorded for the second quarter and first half of 2004.

Other Income (Loss), Net. We recorded other income, net of $1.4 million and $1.3 million for the second quarter and first half of 2004, compared to other expense, net of $0.3 million for the second quarter of 2003 and other income, net of $2.6 million for the first half of 2003. During the second quarter of 2004, we sold our shares of common stock of Claxson Interactive Group, Inc., which were recorded on our condensed consolidated balance sheet as Investments in common stock. See Note 5 to our Condensed Consolidated Financial Statements.

Provision for Foreign Income Taxes. For the three and six months ended June 30, 2004, we recorded a provision for foreign income taxes of $1.3 million and $1.9 million, compared to a provision of $0.7 million and $1.2 million for the same periods in 2003.

Net Income (Loss). For the three and six months ended June 30, 2004, we recorded net losses of $10.0 million and $16.5 million, compared to net income of $22.2 million and $753.3 million the same periods in 2003 (Predecessor Company).

Liquidity and Capital Resources

At June 30, 2004, we had total cash and cash equivalents of $63.5 million. This compares to our cash, cash equivalents and trading investments of $63.8 million at June 30, 2003, $64.0 million as of December 31, 2003, and $60.3 million at March 31, 2004. The increase in our cash and cash equivalents was due in part to an improvement in the average days outstanding of our net trade accounts receivable. As a result of improved collections in the second quarter of 2004, the balance of our trade accounts receivable, net declined to $28.7 million at June 30, 2004 from $32.0 million at March 31, 2004.

As of June 30, 2004, approximately $8.4 million of our cash and cash equivalents were held in Venezuelan bolivars by IMPSAT Venezuela (based on the official exchange rate at that date of Bs.1920 = $1.00). Foreign exchange controls instituted in Venezuela since February 2003 severely limit our ability to repatriate these amounts and any other earnings from our Venezuelan operations. Between June 30, 2004 and the date hereof, the Venezuelan government has authorized our Venezuelan subsidiary to exchange and remit outside of Venezuela $8.7 million of the amounts previously held in Venezuelan bolivars. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela. Future devaluations of the Venezuelan bolivar and/or the implementation of more stringent exchange control restrictions in that country could have a material adverse effect on the U.S dollar value or our cash equivalents held by Impsat Venezuela and would result in a loss in future periods in our consolidated statement of operations. Our inability to obtain U.S. dollars for the payment of trade accounts payable owed by IMPSAT Venezuela to non-Venezuelan vendors and suppliers has resulted in an increase in trade accounts payable owed by that subsidiary.

At June 30, 2004, our total indebtedness was $267.0 million (as compared to $260.3 million at June 30, 2003), of which $29.0 million represented current portion of long-term debt and $238.0 million represented long-term debt.

As a result of the expansion of our business during the first half of 2004, we anticipate increasing our capital expenditures for network and customer premises equipment for the remainder of the year as compared to our initial forecasts. We anticipate that the bulk of such increased capital expenditures will be made by our subsidiaries in Brazil, Colombia and Peru. Our revised capital expenditures budget for 2004 contemplates that we will need approximately $37.0 million (including amounts spent to date) for capital expenditures.

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

As set forth in our condensed consolidated statement of cash flows, our operating activities provided $15.7 million in net cash flows for the first half of 2004, compared to $17.5 million provided by operating activities during the corresponding period in 2003. The decrease in cash flows from operating activities in the first half of 2004 was primarily due to our net loss during the first half of 2004 and to decreases in accrued and other liabilities. For the first half of 2004, we used $11.6 million in net cash flows from investing activities, compared to $19.7 million of net cash flows provided by investing activities during the corresponding period in 2003. This change was principally due to an increase in purchases of property, plant and equipment as compared to the prior period. During the first half of 2004, we used $1.7 million in net cash flows from financing activities. This compares to $3.7 million in net cash flows used in financing activities during the corresponding period in 2003.

At June 30, 2004, we had leased satellite capacity with average annual rental commitments of approximately $15.6 million through the year 2008 under non-cancelable agreements. The company has entered into contracts for the purchase of satellite capacity for approximately $15.0 million through 2015. In addition, at June 30, 2004, we had commitments to purchase telecommunications equipment amounting to approximately $8.0 million. Furthermore, we have leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate. We have committed to long term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia and the United States for approximately $3.0 million per year through 2008. The remainder of the leases are typically under one-year contracts, the early cancellation of which is subject to a fee.

The following table sets forth due dates of our contractual obligations:

Type of Obligations	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Long-term debt	$28,974	$21,978	$34,261	$35,248	$36,964	$109,588	$267,013
Capital lease obligations	—	48	96	96	96	48	384
Operating leases(1)	25,343	24,013	19,151	13,251	10,856	6,550	99,164
Purchase obligations	7,962	—	—	—	—	—	7,962

Total contractual cash obligations	$62,279	$46,039	$53,508	$48,595	$47,916	$116,186	$374,523

(1)	This includes commitments for satellite capacity and terrestrial links.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The sections below highlight our exposure to interest rate and foreign exchange rate risks. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at June 30, 2004 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during year 2004. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. At June 30, 2004, our total floating rate indebtedness aggregated $11.3 million. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of June 30, 2004, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would affect our annual interest cost related to our floating rate indebtedness by approximately $0.1 million annually. The fair value of financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of June 30, 2004.

	Expected Maturities at June 30,
	2004	2005	2006	2007	2008	Thereafter	Total
Senior Notes (fixed rate)	$16,280	$20,500	$32,549	$32,549	$28,629	$101,253	$231,760
Avg. interest rate	8.46%	8.46%	8.46%	8.46%	8.46%	8.46%	8.46%

Term Notes (fixed rate)	$3,863	$892	$753	$1,773	$8,335	$8,335	$23,951
Avg. interest rate	12.78%	12.78%	12.78%	12.78%	12.78%	12.78%	12.78%

Term Notes (variable rate)	$959	$464	$926	$926			$3,275
Avg. interest rate	3.34%	3.34%	3.34%	3.34%			3.34%

Vendor Financing (variable rate)	$7,872	$122	$33				$8,027
Avg. interest rate	10.69%	10.69%	10.69%				10.69%

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

As discussed above, in response to political and economic turmoil currently affecting Venezuela, the Venezuelan government imposed foreign exchange and price controls during 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At December 31, 2002, the bolivar traded at a rate of Bs.1,392.00 = $1.00, at December 31, 2003, it traded at a rate of Bs.1,600.00 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600.00 = $1.00 as part of the new currency controls. We currently are receiving bolivares at the official rate in payment for our services in lieu of U.S. dollars. As a result, our holdings of bolivars at June 30, 2004 totaled Bs.16.1 billion (or $8.4 million at the official exchange rate at such date). In February 2004, the Venezuelan government further devalued its currency to Bs.1,920.00 = $1.00.

Revenues from services from our Argentine operations for the three months ended June 30, 2004 and 2003 represented approximately 30.8% and 27.8% of our total net revenues from services for such periods. Revenues from services from our Brazilian operations for the three months ended June 30, 2004 and 2003 represented approximately 13.9% and 14.0% of our total net revenues from services for such periods. Our revenues from services in Venezuela accounted for 14.8% and 15.4% of our total revenues from services for the three months ended June 30, 2004 and 2003.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of that date. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security-Holders

On April 30, 2004, the company held its annual meeting at which (i) certain eligible security holders voted upon the election of five directors to the Company’s board of directors for a one-year term; and (ii) the common stockholders voted upon the ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending December 31, 2004.

At the Annual Meeting, in accordance with the Company’s bylaws, two individuals (“Category Two Directors”) were elected by the initial holders of the Company’s Series A 6% Senior Guaranteed Convertible Notes due 2011 issued under the Plan (the “Initial Series A Noteholders”); and three individuals (“Category Four Directors”) were elected by the Company’s common stockholders who, under the Plan of Reorganization, received shares of our common stock in exchange for the Company’s former 13 3/4% Senior Notes due 2005 and 12 3/8% Senior Notes due 2008. The number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter voted upon, as applicable, is set forth below.

	For	Against/Withheld	Abstain	Broker Non-Votes
1. Election of Directors
Category Two Directors:
William Connors	37,325,730	0	*	*
Joseph Thornton	37,325,730	0	*	*
Category Four Directors:
Ted Doster	2,563,465	0	*	*
Raul Ramirez	2,563,465	0	*	*
Ignacio Troncoso	2,563,465	0	*	*
2. Ratification of the Appointment of Independent Auditors	9,126,639	0	0	0

*	The directors were elected by a plurality of the votes cast; therefore, votes cast in the election could not be recorded against or as an abstention, nor could broker non-votes be recorded. In accordance with the Company’s certificate of incorporation, nominees for election as Category Two Directors were elected by a plurality vote of the Initial Senior Series A Noteholders, with each Initial Senior Series A Noteholder entitled to cast a number of votes equal to the number of shares of common stock issuable upon conversion of Series A Notes issued to and held by such Initial Senior Series A Noteholder or its affiliates.

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

Date: August 13, 2004