Form 10-Q
period 2004-09-30
IMPSAT FIBER NETWORKS INC
filed 2004-11-15
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2004, the registrant had outstanding 10,116,100 shares of common stock, $0.01 par value.

IMPSAT FIBER NETWORKS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (SUCCESSOR COMPANY)

AS OF DECEMBER 31, 2003 AND SEPTEMBER 30, 2004

(In thousands of U.S. Dollars, except share amounts)

(Unaudited)

	Successor Company
	December 31, 2003	September 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,498	$57,078
Trading investments	2,474
Trade accounts receivable, net	31,213	31,831
Other receivables	11,630	11,989
Prepaid expenses	2,249	3,619

Total current assets	109,064	104,517

PROPERTY, PLANT AND EQUIPMENT, Net	315,817	309,039

NON-CURRENT ASSETS:
Investments in common stock	1,873
Other non-current assets	13,875	16,411

Total non-current assets	15,748	16,411

TOTAL	$440,629	$429,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$37,095	$33,412
Short term debt		174
Current portion of long-term debt	11,851	44,959
Accrued and other liabilities	33,140	30,184

Total current liabilities	82,086	108,729
LONG-TERM DEBT, Net	249,394	226,435
OTHER LONG-TERM LIABILITIES	11,904	15,340

Total liabilities	343,384	350,504

COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares outstanding as of December 31, 2003 and September 30,2004	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 10,100,000 and 10,116,100 shares issued and outstanding (including 150,000 and 100,000 restricted shares held in the 2003 Stock Incentive Plan as of December 31, 2003 and September 30, 2004, respectively)	101	101
Additional paid in capital	90,294	90,534
Retained earnings (accumulated deficit)	9,477	(6,331)
Deferred stock-based compensation	(1,320)	(880)
Accumulated other comprehensive loss	(1,307)	(3,961)

Total stockholders’ equity	97,245	79,463

TOTAL	$440,629	$429,967

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY), FOR THE THREE AND SIX

MONTHS ENDED SEPTEMBER 30, 2003 (SUCCESSOR COMPANY) AND FOR THE THREE AND NINE MONTHS

ENDED SEPTEMBER 30, 2004 (SUCCESSOR COMPANY)

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor Company	Successor Company	Predecessor Company	Successor Company	Successor Company
	2003	2004	Three Months Ended March 31, 2003	Six Months Ended September 30, 2003	2004
NET REVENUES:
Broadband and satellite	$40,754	$40,577	$41,382	$82,534	$120,156
Internet	6,199	6,542	5,733	11,960	19,242
Value added services	4,031	4,270	4,781	7,883	12,306
Telephony	4,844	5,479	4,106	9,440	15,527
Sales of equipment	611	722	74	996	964

Total net revenues	56,439	57,590	56,076	112,813	168,195

COSTS AND EXPENSES:
Direct costs:
Contracted services	4,218	5,364	4,125	8,744	14,756
Other direct costs	5,902	5,343	4,696	13,770	14,862
Leased capacity	16,757	16,960	17,407	34,315	48,695
Cost of equipment sold	245	571	48	353	747

Total direct costs	27,122	28,238	26,276	57,182	79,060
Salaries and wages	11,983	11,961	10,727	23,825	35,941
Selling, general and administrative	6,249	6,254	5,553	13,375	17,719
Gain on extinguishment of debt	(5,460)	(115)		(14,253)	(115)
Depreciation and amortization	10,312	11,525	19,358	19,281	32,246

Total costs and expenses	50,206	57,863	61,914	99,410	164,851

Operating income (loss)	6,233	(273)	(5,838)	13,403	3,344

OTHER INCOME (EXPENSE):
Interest income	328	262	200	690	870
Interest expense (contractual interest of $21,801 for the three months ended March 31, 2003 (Predecessor))	(4,493)	(5,429)	(1,909)	(10,165)	(15,635)
Net (loss) gain on foreign exchange	(3,611)	7,159	9,969	17,834	(2,751)
Reorganization items			726,127
Other (loss) income, net	(894)	64	2,923	(1,208)	1,353

Total other (expense) income	(8,670)	2,056	737,310	7,151	(16,163)

(Loss) Income before income taxes	(2,437)	1,783	731,472	20,554	(12,819)
Provision for foreign income taxes	(605)	(1,108)	(406)	(1,349)	(2,989)

NET (LOSS) INCOME	$(3,042)	$675	$731,066	$19,205	$(15,808)

NET (LOSS) INCOME PER COMMON SHARE:
BASIC	$(0.31)	$0.07	$8.00	$1.94	$(1.58)

DILUTED	$(0.31)	$0.07	$8.00	$1.36	$(1.58)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC	9,931	10,011	91,429	9,891	9,987

DILUTED	9,931	10,011	91,429	15,969	9,987

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY), FOR THE THREE AND SIX

MONTHS ENDED SEPTEMBER 30, 2003 (SUCCESSOR COMPANY) AND FOR THE THREE AND NINE MONTHS

ENDED SEPTEMBER 30, 2004 (SUCCESSOR COMPANY)

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor Company	Successor Company	Predecessor Company	Successor Company	Successor Company
	2003	2004	Three Months Ended March 31, 2003	Six Months Ended September 30, 2003	2004
NET (LOSS) INCOME	$(3,042)	$675	$731,066	$19,205	$(15,808)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(1,009)	(1,679)	(4,097)	(5,547)	(922)
Unrealized gain on investments available for sale	184		55	246	122
Reclassification adjustment for gains included in net income					(1,854)

TOTAL	(825)	(1,679)	(4,042)	(5,301)	(2,654)

COMPREHENSIVE (LOSS) INCOME	$(3,867)	$(1,004)	$727,024	$13,904	$(18,462)

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (SUCCESSOR COMPANY)

(In thousands of U.S. Dollars)

(Unaudited)

	Common Stock		Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Deferred Stock- Based Compensation	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2003 (SUCCESSOR COMPANY)	10,100,000	$101	$90,294	$9,477	$(1,320)	$(1,307)	$97,245
Issuance of common stock	16,100		99				99
Issuance of stock options to stockholder			141				141
Recognition of deferred compensation					440		440
Unrealized loss on investment available for sale						(1,732)	(1,732)
Foreign currency translation adjustment						(922)	(922)
Net loss for the period				(15,808)			(15,808)

BALANCE AT SEPTEMBER 30, 2004 (SUCCESSOR COMPANY)	10,116,100	$101	$90,534	$(6,331)	$(880)	$(3,961)	$79,463

See notes to condensed consolidated financial statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 (PREDECESSOR COMPANY),

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 (SUCCESSOR COMPANY)

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (SUCCESSOR COMPANY)

(In thousands of U.S. Dollars)

(Unaudited)

	Nine Months Ended September 30,
	Predecessor Company	Successor Company	Successor Company
	Three Months Ended March 31, 2003	Six Months Ended September 30, 2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$731,066	$19,205	$(15,808)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	19,358	19,281	32,246
Gain on extinguishment of debt	(728,203)	(14,253)	(115)
Stock-based compensation	440		440
Issuance of stock options to stockholder			141
Deferred income tax provision	82	312	1,366
Provision for (reversal of allowance for) doubtful accounts	515	2,906	(3,073)
Paid-in-kind interest on Senior Notes		6,602	10,196
Loss on sale of assets held for disposal		94
Net (gain) loss on foreign exchange	(9,969)	(17,834)	2,751
Net gain on sale of investments			(1,854)
Net loss on disposals of property, plant and equipment	772	2,153	1,308
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable	(3,816)	(1,956)	2,480
(Increase) decrease in prepaid expenses	(943)	415	(1,369)
Decrease (increase) in other receivables and other non-current assets	1,214	5,197	(3,299)
(Decrease) in accounts payable — trade	(2,709)	(6,109)	(3,754)
Increase (decrease) in accrued and other liabilities	5,549	(750)	(5,627)
Decrease in deferred revenues	(1,132)
(Decrease) increase in other long-term liabilities	(721)	(1,245)	3,394

Net cash provided by operating activities	11,503	14,018	19,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in trading investments	(3,303)	24,392	2,474
Purchases of property, plant and equipment	(3,266)	(10,385)	(26,522)
Proceeds from sale of property, plant and equipment	340	701	193
Proceeds from sale of assets held for disposal		2,435
Proceeds from the sale of investment			1,995

Net cash (used in) provided by investing activities	(6,229)	17,143	(21,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from short-term debt			174
Proceeds from long-term debt		1,037	2,211
Repayments of long-term debt	(1,857)	(5,484)	(3,661)

Net cash used in financing activities	(1,857)	(4,447)	(1,276)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(415)	366	(707)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,002	27,080	(4,420)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	32,563	35,565	61,498

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$35,565	$62,645	$57,078

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$940	$3,486	$2,606

Foreign income taxes paid	$594	$2,851	$3,494

CASH PAID DURING THE PERIOD FOR REORGANIZATION ITEMS:
Professional fees and other reorganization payments	$1,714	$5,841

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain in investment available for sale.	$55	$246	$122

Issuance of Series B Notes in settlement of certain vendor financing obligations		$1,075

Issuance of common stock upon conversion of Series A Notes			$99

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

Although the Holding Company has emerged from bankruptcy, the Company remains in default under indebtedness owed to a creditor who voted against the Plan. Under the Plan, the claims of this creditor were a contingent obligation arising under a guarantee by the Holding Company of certain primary indebtedness of IMPSAT Argentina. Notwithstanding the Company’s emergence from bankruptcy and the extinguishment of Company’s guarantee as a result, an event of default has occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. This default, which relates to indebtedness totaling approximately $7.6 million in outstanding principal amount as of September 30, 2004, gives the creditor the right to accelerate such indebtedness and seek immediate repayment of all outstanding amounts and accrued interest thereon. The Company is currently conducting negotiations at the level of IMPSAT Argentina with this creditor with a view to rescheduling or otherwise restructuring the defaulted debt obligation. There is no assurance, however, that the Company will be successful in these negotiations or that the Company will reach a definitive agreement with this creditor to reschedule or restructure such obligations.

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

As a result of these transactions, as of March 31, 2003, the Holding Company had 10,000,000 shares of New Common Stock issued and outstanding (including 686,000 shares held in the Common Stock Reserve Pool pending the resolution of disputed claims and 150,000 shares of unvested restricted stock issued under the 2003 Stock Incentive Plan).

Because the Holding Company emerged from bankruptcy on March 25, 2003 (referred to as the “Successor Company” as of and subsequent to March 31, 2003), for financial reporting purposes the Company used an effective date of March 31, 2003 and applied fresh-start accounting to the condensed consolidated balance sheet as of that date in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In accordance with SOP 90-7, the Company adopted fresh-start accounting because (i) the holders of the existing voting shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company and (ii) the Company’s reorganization value, which served as the basis for the Plan approved by the Bankruptcy Court, was less than the Company’s post-petition liabilities and allowed claims, as shown below:

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

The effect of the Plan and the resulting fresh-start accounting adjustments on the Company’s condensed consolidated balance sheet as of March 31, 2003, is as follows:

	Pre Reorganization Balance Sheet March 31, 2003	Debt Extinguishment and Reorganization	Common Stock Reserve Pool	2003 Stock Incentive Plan	Elimination of Equity and Fresh Start Adjustments		Post Reorganization Balance Sheet March 31, 2003
					Equity Elimination	Allocation of Reorganization Value
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,565						$35,565
Trading investments	26,324						26,324
Trade accounts receivable, net	34,493						34,493
Other receivables	13,235						13,235
Prepaid expenses	3,696						3,696
Assets held for disposal	5,222					$263	5,485

Total current assets	118,535	—		—	—	263	118,798

PROPERTY, PLANT AND EQUIPMENT, Net	390,674					(72,871)	317,803

NON-CURRENT ASSETS:
Investments in common stock	141						141
Other non-current assets	10,987						10,987

Total non-current assets	11,128	—		—	—	—	11,128

TOTAL	$520,337	$—	$—	$—	$—	$(72,608)	$447,729

	Pre Reorganization Balance Sheet March 31, 2003	Debt Extinguishment and Reorganization	Common Stock Reserve Pool	2003 Stock Incentive Plan	Elimination of Equity and Fresh Start Adjustments		Post Reorganization Balance Sheet March 31, 2003
					Equity Elimination	Allocation of Reorganization Value
LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable – trade	$74,444	$(22,442)					$52,002
Current portion of long-term debt	282,474	(258,832)					23,642
Accrued and other liabilities	51,633	(25,137)					26,496

Total current liabilities	408,551	(306,411)		—	—	—	102,140

LONG-TERM DEBT, Net	24,334	219,490					243,824

OTHER LONG-TERM LIABILITIES	13,765						13,765

DEFERRED REVENUES	69,377					$(69,377)	—

LIABILITIES SUBJECT TO COMPROMISE	727,522	(727,522)					—

Total liabilities	1,243,549	(814,443)			—	(69,377)	359,729

STOCKHOLDERS’ (DEFICIENCY) EQUITY:
Common Stock – old	914				$(914)		—
Common Stock – new		98		$2			100
Additional paid in capital – old	537,725				(537,725)		—
Additional paid in capital – new		86,142	$6,037	1,758		1,320	95,257
Accumulated deficit	(1,273,542)	728,203		(440)	550,330	(4,551)	—
Common stock reserve pool			(6,037)				(6,037)
Deferred stock-based compensation	(4,530)			(1,320)	4,530		(1,320)
Accumulated other comprehensive income	16,221				(16,221)		—

Total stockholders’ (deficiency) equity	(723,212)	814,443	—	—	—	(3,231)	88,000

TOTAL	$520,337	$—	$—	$—	$—	$(72,608)	$447,729

These adjustments primarily include the following:

Debt Extinguishment and Reorganization

•	The extinguishment of the Holding Company’s 2005/2008 Senior Notes plus accrued interest in exchange for the issuance of 9.8 million shares of the Holding Company’s New Common Stock (including 686,000 shares held in the Common Stock Reserve Pool pending the resolution of the Post-Effective Date Contingencies);

•	The extinguishment of the Holding Company’s 2003 Senior Notes plus accrued interest in exchange for the issuance of $67.5 million in aggregate principal amount of Series A Notes ($60.0 million as of March 31, 2003);

•	The extinguishment of the Company’s Broadband Vendor Financing agreements that voted in favor of the plan plus accrued interest in exchange for the issuance of a combination of $144.0 million in senior indebtedness issued by IMPSAT Argentina and IMPSAT Brazil ($128.0 million as of March 31, 2003), $23.9 million in aggregate principal amount of Series B Notes ($21.2 million as of March 31, 2003) and eight-year warrants to acquire 15.3% in the aggregate of the Holding Company’s New Common Stock;

Common Stock Reserve Pool

•	The establishment of the Common Stock Reserve Pool of 686,000 shares.

2003 Stock Incentive Plan

•	The issuance of 200,000 shares of the New Common Stock to certain officers of the Company in accordance with the 2003 Stock Incentive Plan, of which 50,000 shares vested immediately upon issuance;

Equity Eliminations

•	The cancellation of all outstanding Old Common Stock and other equity interests and the elimination of all components of stockholders’ deficiency, including paid-in-capital, accumulated deficit, deferred compensation and accumulated other comprehensive income; and

Allocation of Reorganization Value

•	The adjustments to the carrying values of the Company’s property, plant and equipment, based on the Company’s estimates of their relative fair values, which the Company determined in consultation with an external valuation specialist that the Company hired are as follows:

Adjustment to record at fair value	$36,901
Allocation of the excess of fair value assigned to the net assets acquired over cost	(109,772)

Net adjustment	$(72,871)

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

3. LIQUIDITY

As discussed in Note 2, the Holding Company successfully emerged from bankruptcy on March 25, 2003 with an approved reorganization plan. Prior to June 11, 2002 (the Petition Date), the Company had incurred substantial net losses and had both working capital and stockholders’ deficiencies. Emerging from bankruptcy gives the Company a chance to become successful in its future operations. The primary benefit of the bankruptcy was to relieve the Company of the obligations of the Senior Notes and Broadband Network Vendor Financing Agreements along with the related interest expense. As a result, the Company has generated positive operating income and cash flows from operations of $3.3 million and $19.4 million, respectively, for the nine months ended September 30, 2004. As of September 30, 2004, the Company has cash and cash equivalents and trading investments of $57.1 million, which includes approximately $5.1 million in Venezuela (see Note 4). Based on its current business plan, the Company believes that its cash balances as of September 30, 2004 and the expected cash flows to be generated by the Company’s operations will be sufficient to pay its obligations when due for the foreseeable future, including approximately $45.0 million of its long- term debt due in 2005 (and acceleration of the approximately $7.6 million owed to the creditor mentioned in Note 2). However, management can give no assurances that the Company will be successful in executing its business plan nor that the Company will be able to achieve profitability in the long-term.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The financial statements are presented on a condensed consolidated basis and include the accounts of IMPSAT Fiber Networks, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Interim Financial Information — The unaudited condensed consolidated financial statements as of September 30, 2004 and for the three and nine months then ended have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the nine months ended December 31, 2003. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such periods. The operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the remainder of calendar year 2004 or for any future period.

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

Currency Risks — The Argentine peso has been volatile since January 2002, when it traded at 1.65 pesos to the U.S. dollar. At December 31, 2003 and September 30, 2004, the Argentine peso traded at 2.95 pesos and 3.00 pesos, respectively, to the U.S. dollar. The devaluation of the Argentine peso will generally affect the Company’s condensed consolidated financial statements by generating foreign exchange gains or losses on peso-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in the Company’s revenues, costs and expenses in Argentina.

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

The Company’s results in Brazil also are adversely affected by devaluations of the Brazilian real against the U.S. dollar. At December 31, 2003 and September 30, 2004, the real traded at R$2.89 and R$2.87 to the U.S. dollar, respectively. Devaluations of the real against the U.S. dollar have had a negative effect on the Company’s real denominated revenues. Economic difficulties in Brazil, including further currency devaluations, could have a material adverse effect on IMPSAT Brazil’s and the Company’s overall financial condition and results of operations.

In 2002, the Venezuelan government removed controls over the trading range of the bolivar, allowing the exchange rate to be determined by market conditions. As a result, during 2002, the bolivar decreased in value in relation to the U.S. dollar by approximately 85%. During February 2003, the Venezuelan government imposed exchange rate controls, fixing the bolivar’s value to the U.S. dollar at 1,600 bolivars to the U.S. dollar. These exchange controls make it difficult for the Company’s customers in Venezuela to obtain the U.S. dollars needed to make payments due to the Company in U.S. dollars on a timely basis. These exchange controls also limit the Company’s ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. During February 2004, the Venezuelan government further devalued the bolivar and fixed the bolivar’s value to the U.S. dollar at 1,920. As of September 30, 2004, approximately $5.1 million of the Company’s cash and cash equivalents were held in Venezuela bolivars by IMPSAT Venezuela (translated into U.S. dollars at the fixed exchange rate imposed by the Venezuelan government). Pursuant to the discussions by the AICPA International Practices Task Force during their March 2003 meeting, the Company has used the official government exchange rate of 1,920 bolivars to the U.S. dollar to remeasure the financial statements of IMPSAT Venezuela.

Cash and Cash Equivalents — Cash and cash equivalents include time deposits or money market funds with original maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

Revenue Recognition — Revenues from data, value-added telephony, and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer. In addition, the Company has entered into, and may enter into in the future, agreements with carriers granting indefeasible rights of use (“IRUs”) and access to portions of the Company’s broadband network capacity and infrastructure. Pursuant to these agreements, the Company may receive fixed advance payments for the IRUs, which would be recognized as revenue ratably over the life of the IRU. Amounts received in advance would be recorded as deferred revenue.

No single customer accounted for greater than 10% of total net revenues for the three and nine months ended September 30, 2003 or the three and nine months ended September 30, 2004.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation costs been recognized based on the fair value at the date of grant for options awarded under the previous stock option plans and the 2003 Plan, the pro-forma amounts of the Company’s net (loss) income and net (loss) income per common share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor Company	Successor Company	Predecessor Company	Successor Company	Successor Company
	2003	2004	Three Months Ended March 31, 2003	Six Months Ended September 30, 2003	2004
Net (loss)income:
As reported	$(3,042)	$675	$731,066	$19,205	$(15,808)

Add: Stock-based compensation expense, as reported	—	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(171)	(185)	(175)	(856)	(527)

Pro forma	(3,213)	490	$730,891	18,349	(16,335)

Net (loss) income per common share:
Basic:
As reported	(0.31)	0.07	8.00	1.94	(1.58)
Pro forma	(0.32)	0.05	7.99	1.86	(1.64)
Diluted:
As reported	(0.31)	0.07	8.00	1.36	(1.58)
Pro forma	(0.32)	0.05	7.99	1.15	(1.64)

For purposes of the pro forma disclosures, the fair value of the options granted in 2003 (see Note 13) was estimated using the minimum value method prescribed by SFAS No. 123, as the Company’s new common stock had not traded between the date of emergence and the date of the granting of the options. The assumptions used by the Company were as follows: no dividend yield; no volatility; risk-free interest rate of 3%; and an expected term of seven years. For purposes of the pro-forma disclosures, the fair value of the options granted in 2004 (see Note 13) was estimated using the Black-Scholes option pricing model. The assumptions used by the Company were as follows: no dividend yield; volatility of 39%; risk-free interest rate of 3.75%; and an expected term of 8 years. No stock-based compensation cost from stock options is reflected in the accompanying condensed consolidated statements of operations because all the options granted had an exercise price greater than the market value of the underlying common stock on the date of grant.

Fair Value of Financial Instruments — As of September 30, 2004, the Company’s financial instruments include receivables, payables and long-term debt. The fair values of these financial instruments, which approximate their carrying value, have been estimated by management using available market information and interest rates as of September 30, 2004.

Net (Loss) Income Per Common Share — Basic earnings (loss) per share is computed based on the average number of common shares outstanding and diluted earnings (loss) per share is computed based on the average number of common and potential common shares outstanding using the treasury stock method. The calculation of diluted income (loss) per share was the same as the calculation of basic income per share for the three months ended September 30, 2004 and March 31, 2003 and the nine months ended September 30, 2004 since the inclusion of potential common stock in the computation would be antidilutive. The computation of net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor Company	Successor Company	Predecessor Company	Successor Company	Successor Company
	2003	2004	Three Months Ended March 31, 2003	Six Months Ended September 30, 2003	2004
Net (loss) income	$(3,042)	$675	$731,066	$19,205	$(15,808)
Add back: interest on Series A and B Notes as if converted				2,546

Adjusted Net (loss) Income	$(3,042)	$675	$731,066	$21,751	$(15,808)

Weighted average number of common shares outstanding used in basic per share calculation	9,931	10,011	91,429	9,891	9,987

Basic net (loss) income per common share	$(0.31)	$0.07	$8.00	$1.94	$(1.58)

Weighted average number of common shares outstanding used in basic earnings per share calculation	9,931	10,011	91,429	9,891	9,987
Effect of dilutive securities:
Series A and B Notes (convertible)				5,928
Shares of restricted stock				150

Weighted average number of common shares outstanding used in diluted earnings per share calculation	9,931	10,011	91,429	15,969	9,987

Diluted net income per common share	$(0.31)	$0.07	$8.00	$1.36	$(1.58)

Antidilutive securities not included in diluted earnings per common share computation:
Stock Options	1,676	2,028		1,676	2,028

Exercise Price	$15.00	$6.17 to $15.00		$15.00	$6.17 to $15.00

Warrants	3,257	3,257		3,257	3,257

Exercise Price	$15.00	$15.00		$15.00	$15.00

Series A and B Notes	5,928	6,105			6,105

Conversion Price	$14.17 to $21.73	$13.76 to $21.10			$13.76 to $21.10

Accumulated Other Comprehensive Loss — Accumulated other comprehensive loss is as follows:

	FOREIGN CURRENCY TRANSLATION	UNREALIZED GAIN ON INVESTMENTS AVAILABLE FOR SALE	TOTAL
Balance at December 31, 2003 (Successor Company)	$(3,039)	$1,732	$(1,307)
Changes during the period	(922)	(1,732)	(2,654)

Balance at September 30, 2004 (Successor Company)	$(3,961)	$—	$(3,961)

New Accounting Pronouncement — In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of APB No. 51. FIN 46 requires certain variable interest entities to be condensed consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. During October 2003, the FASB deferred the effective date of FIN 46 until the end of the first interim or annual period ending after December 15, 2003. In addition the FASB issued a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. The adoption of FIN 46-R during 2004 did not have a material effect on the Company’s financial condition or results of operations.

5. INVESTMENTS

The Company’s investments consist of the following at December 31, 2003 and September 30, 2004:

	Successor Company
	December 31, 2003	September 30, 2004
Trading investments, at fair value	$2,474	$—

Investments in common stock	$1,873	$—

Trading investments as of December 31, 2003 consisted of approximately $2.5 million, in short –term bonds issued by the Venezuelan government. During the nine months ended September 30, 2004, the Company converted its investments into cash.

The Company’s investments in common stock at December 31, 2003 included an ownership interest of less than 5% in the outstanding common stock of Claxson Interactive Group Inc. (“Claxson”), an integrated media company with operations in Latin America. The Company sold its investment in Claxon during the nine months ended September 30, 2004 for approximately $-2.0 million and recorded a gain on sale of approximately $-1.9 million. This gain is recorded in other income (loss), net in the accompanying condensed consolidated statements of operations.

6. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, by operating subsidiaries, at December 31, 2003 and September 30, 2004, are summarized as follows:

	Successor Company
	December 31, 2003	September 30, 2004
IMPSAT Argentina	$25,465	$18,053
IMPSAT Brazil	5,804	5,157
IMPSAT Colombia	3,680	4,650
IMPSAT Venezuela	6,692	7,442
All other countries	10,214	10,154

Total	51,855	45,456
Less: allowance for doubtful accounts	(20,642)	(13,625)

Trade accounts receivable, net	$31,213	$31,831

The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables is susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customer financial history is analyzed.

The activity for the allowance for doubtful accounts for the three months ended March 31, 2003, for the nine months ended December 31, 2003 and for the nine months ended September 30, 2004 is as follows:

	Predecessor Company March 31, 2003	Successor Company December 31, 2003	Successor Company September 30, 2004
Beginning balance	$23,384	$21,358	$20,642
Provision for (reversal of allowance for) doubtful accounts	515	2,365	(3,073)
Write-offs	(1,553)	(3,238)	(3,840)
Effect of exchange rate change	(988)	157	(104)

Ending balance	$21,358	$20,642	$13,625

7. OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers, and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2003 and September 30, 2004:

	Successor Company
	December 31, 2003	September 30, 2004
IMPSAT Argentina	$577	$353
IMPSAT Brazil	2,633	1,897
IMPSAT Colombia	3,522	2,909
IMPSAT Venezuela	2,794	2,074
All other countries	2,104	4,756

Total	$11,630	$11,989

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2003 and September 30, 2004 consist of:

	Successor Company
	December 31, 2003	September 30, 2004
Land	$10,109	$10,109
Building and improvements	33,921	36,193
Operating communications equipment	160,804	181,899
Network infrastructure (including rights of way)	103,828	105,349
IRU investments	19,381	19,448
Furniture, fixtures and other equipment	13,765	14,977

Total	341,808	367,975
Less: accumulated depreciation	(29,389)	(61,688)

Total	312,419	306,287
Equipment in transit	2,484	2,516
Construction in process	914	236

Property, plant and equipment, net	$315,817	$309,039

The activity in accumulated depreciation for the three months ended March 31, 2003, for the nine months ended December 31, 2003 and for the nine months ended September 30, 2004 is as follows:

	Predecessor Company March 31, 2003	Successor Company December 31, 2003	Successor Company September 30, 2004
Beginning balance	$465,142	$—	$29,389
Depreciation expense	19,216	29,535	32,246
Exchange rate effects	1,889	226	546
Disposals and retirements	(4,845)	(372)	(493)
Application of fresh-start reporting	(481,402)

Ending balance	$—	$29,389	$61,688

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

9. DEBT

Short- term Debt- During the third quarter of 2004, IMPSAT Brasil entered into a new $2.8 million short term credit facility denominated in local currency with a local bank. The facility bears interest at 1.75% and, as of September 30, 2004, the outstanding balance amounted to $0.2 million. The outstanding amount was repaid on October 2004 and the credit facility remains open with no outstanding amount.

Long-Term Debt- The Company’s long-term debt at December 31, 2003 and September 30, 2004 is detailed as follows:

	Successor Company
	December 31, 2003	September 30, 2004
Series A 6% Senior Guaranteed Notes due 2011	$62,773	$65,402
Series B 6% Senior Guaranteed Notes due 2011	23,792	24,870
Senior Secured Notes 10%, maturing 2009	138,447	144,720
Senior Notes issued by IMPSAT Colombia due 2008 and 2010 (interest rate 14.11%), collateralized by the assignment of customers contracts	16,197	17,340
Term notes, maturing through 2007; collateralized by buildings and equipment, the assignment of customer contracts and investment; denominated in:
U.S. dollars (interest rates 3.27% to 11.68%)	1,278	2,463
Local currency (interest rate 12.81%)	6,839	5,949
Eximbank notes (interest rate 3.19% to 3.93%), maturing semiannually through 2007	3,770	2,778
Vendor financing (interest rates 3.47% to 11%)	8,149	7,872

Total long-term debt	261,245	271,394
Less: current portion including defaulted indebtedness	(11,851)	(44,959)

Long-term debt, net	$249,394	$226,435

The Company’s Series A, Series B and Senior Secured Notes shown above were originally issued in conjunction with effecting the Plan described in Note 2. The Series A, Series B and Senior Secured Notes and some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends. As discussed in Note 2, the Company is in default on approximately $7.6 million of vendor financing obligations with one vendor. The Series A and Series B Notes were initially convertible into the Company’s stock at a conversion price of $14.39 and $22.06, respectively. The conversion price is reduced with the passage of time. As of September 30, 2004, the Series A and Series B Notes were convertible into approximately 4,892,000 and 1,213,000 shares of common stock, respectively.

During the three months ended September 30, 2004, some holders of Holding Company’s the Series A Notes converted approximately $0.2 million of notes at face value into 16,100 shares of common stock. The Company recorded $0.1 million gain on extinguishment of debt as a result of this conversion based upon the fair value of the common stock at the date of conversion and the notes carrying value.

10. INCOME TAXES

The composition of the provision for income taxes, all of which is for foreign taxes, for the three months ended March 31, 2003 (Predecessor Company), the three and six months ended September 30, 2003 (Successor Company) and the three and nine months ended September 30, 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor Company	Successor Company	Predecessor Company	Successor Company	Successor Company
	2003	2004	Three Months Ended March 31, 2003	Six Months Ended September 30, 2003	2004
Current	$(396)	$(898)	$(324)	$(1,037)	$(1,623)
Deferred	(209)	(210)	(82)	(312)	(1,366)

Total	$(605)	$(1,108)	$(406)	$(1,349)	$(2,989)

The foreign statutory tax rates range from 15% to 35% depending on the particular country. Deferred taxes result from temporary differences in revenue recognition, depreciation methods and net operating loss carryforwards.

Net Operating Losses Carryforward (NOLs)—For U.S. income tax purposes, the income recognized upon the cancellation of debt upon emergence from bankruptcy was excluded from the Company’s taxable income. The Company was required to reduce its tax attributes to compensate for the exclusion of debt cancellation income. The attribute reduction occurred as of January 1, 2004. In general, the amount of the reduction is one dollar for each dollar excluded from gross income (the reduction to credits is 33 1/3 cents for each dollar excluded). Attribute reduction is generally applied in the following order:

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

The Company recorded a valuation allowance of approximately $131 million to offset its deferred income tax asset as of September 30, 2004 because management cannot conclude that utilization of the tax benefits resulting from operating losses and the other temporary differences are “more likely than not” to be realized, as required by SFAS 109.

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

Contractual interest expense not accrued on pre-petition debt totaled $52.2 million and $72.1 million for the period that began as of June 11, 2002, the date of the Company’s petition for relief under chapter 11 of the Bankruptcy Code, and ended December 31, 2002, and March 25, 2003, the date of the Company’s emergence from bankruptcy, respectively.

Reorganization items — Reorganization items during the three-month period ended March 31, 2003 are comprised of the following:

Professional fees	$(1,636)
Gain on extinguishments of debt	728,203
Stock-based compensation	(440)

Total	$726,127

12. OPERATING SEGMENT INFORMATION

The Company’s operating segment information, by subsidiary, is as follows:

Three months ended September 30, 2003 (Successor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$8,779	$6,205	$11,854	$7,592	$13,234	$(6,910)	$40,754
Internet	1,834	889	1,178	720	3,295	(1,717)	6,199
Value added services	1,601	962	355	397	1,284	(568)	4,031
Telephony	3,084	8	36		3,314	(1,598)	4,844
Sales of equipment	461		58	23	69		611

Total net revenues	$15,759	$8,064	$13,481	$8,732	$21,196	$(10,793)	$56,439

Operating income (loss)	$3,730	$(1,674)	$2,061	$2,588	$(472)		$6,233

Total assets	$119,444	$110,334	$79,377	$52,670	$84,614		$446,439

Three months ended September 30, 2004 (Successor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$7,881	$5,927	$12,126	$7,174	$12,375	$(4,906)	$40,577
Internet	1,935	925	1,472	607	3,138	(1,535)	6,542
Value added services	2,472	1,209	594	446	1,071	(1,522)	4,270
Telephony	3,405	220	43		3,289	(1,478)	5,479
Sales of equipment	522		7	12	181		722

Total net revenues	$16,215	$8,281	$14,242	$8,239	$20,054	$(9,441)	$57,590

Operating (loss) income	$(60)	$(1,771)	$864	$2,289	$(1,595)		$(273)

Total assets	$111,507	$103,807	$75,424	$54,825	$84,404		$429,967

Three months ended March 31, 2003 (Predecessor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$9,196	$5,504	$12,068	$7,510	$14,432	$(7,328)	$41,382
Internet	1,585	838	1,147	910	2,810	(1,557)	5,733
Value added services	1,157	956	225	518	2,541	(616)	4,781
Telephony	2,701		117	—	2,439	(1,151)	4,106
Sales of equipment	41	—		29	4	—	74

Total net revenues	$14,680	$7,298	$13,557	$8,967	$22,226	$(10,652)	$56,076

Operating (loss) income	$(3,004)	$(2,761)	$(2,729)	$2,459	$197		$(5,838)

Total assets	$124,570	$100,023	$79,925	$45,524	$97,687		$447,729

Six months ended September 30, 2003 (Successor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$18,183	$12,367	$23,918	$15,072	$26,502	$(13,508)	$82,534
Internet	3,401	1,648	2,314	1,485	7,174	(4,062)	11,960
Value added services	2,933	1,863	695	765	2,349	(722)	7,883
Telephony	6,070	12	77		6,439	(3,158)	9,440
Sales of equipment	800		59	52	85		996

Total net revenues	$31,387	$15,890	$27,063	$17,374	$42,549	$(21,450)	$112,813

Operating income (loss)	$4,852	$(3,933)	$4,131	$5,220	$3,133		$13,403

Total assets	$119,444	$110,334	$79,377	$52,670	$84,614		$446,439

Nine months ended September 30, 2004 (Successor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$24,274	$16,990	$35,964	$21,531	$37,514	$(16,117)	$120,156
Internet	5,254	2,701	4,475	1,804	9,426	(4,418)	19,242
Value added services	7,862	3,318	1,617	1,199	2,857	(4,547)	12,306
Telephony	10,073	323	151		9,285	(4,305)	15,527
Sales of equipment	639	51	43	42	189		964

Total net revenues	$48,102	$23,383	$42,250	$24,576	$59,271	$(29,387)	$168,195

Operating income (loss)	$2,510	$(4,716)	$3,796	$6,996	$(5,242)		$3,344

Total assets	$111,507	$103,807	$75,424	$54,825	$84,404		$429,967

13. STOCKHOLDERS’ EQUITY

2003 Stock Incentive Plan – On the Effective Date, in accordance with the Plan, the Holding Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”), which provides for the grant to the Company’s officers, key employees, consultants, advisors, directors or affiliates of (i) “incentive stock options” within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, (ii) stock options that are non-qualified for U.S. federal income tax purposes, (iii) restricted stock grants and (iv) stock appreciation rights (collectively the “Awards”). The total number of shares of common stock for which Awards may be granted pursuant to the 2003 Plan is 3,087,044, subject to certain adjustments reflecting changes in the Company’s capitalization (provided that no more than 200,000 shares of common stock may be issued pursuant to Awards that are not stock options or stock appreciation rights). The 2003 Plan is administered by the Company’s compensation committee. The compensation committee determines, among other things, which of the Company’s officers, employees, consultants, advisors, affiliates and directors will receive Awards under the Plan, the time when Awards will be granted, and the type of Awards to be granted. Awards granted under the 2003 Plan are on such terms, including the number of shares subject to each Award, the time or times when the Awards will become exercisable, and the price and duration of the Award, as determined by the compensation committee. The expiration date of the 2003 Plan is March 25, 2013 and no Awards may be granted after said date. The termination of the Plan shall not affect any Award outstanding on the date of termination.

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

Payment of the exercise price of a stock option or stock appreciation right must be made by cash or, in the sole discretion of the compensation committee, by promissory note, tender of shares of the Holding Company’s common stock then owned by the optionee or, subject to certain conditions, the surrender to the Holding Company of an exercisable option to purchase shares of the Holding Company’s common stock under the 2003 Plan. Stock options and stock appreciation rights granted pursuant to the 2003 Plan are generally not transferable, other than by will or the laws of descent and distribution in the event of death.

The Holding Company’s compensation committee has the right at any time and from time to time to amend or modify the 2003 Plan, without the consent of the Holding Company’s stockholders (unless otherwise required by law or regulations, including to prevent awards from failing to qualify as performance-based compensation under Section 162(m)) or grantees of Awards. However, no such action may adversely affect Awards previously granted without the grantee’s consent.

Restricted Stock – On the Effective Date, in accordance with the Plan, the Holding Company granted certain officers 200,000 shares of the Holding Company’s New Common Stock. These shares vest in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant (but, in each case, only if the executive is still employed with the company on such respective date).

In connection with the restricted stock grant above, the Holding Company recorded approximately $1.3 million in stockholders’ equity as deferred compensation (see Note 2). The deferred compensation will be amortized to expense over the vesting period.

Stock Options – On May 19, 2003, the Holding Company granted stock options for 1,646,332 shares of the Holding Company’s New Common Stock, at an exercise price of $15.00 per share to certain key employees. These options vest in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant. In addition, on such date, the Holding Company also granted stock options for 30,000 shares to certain directors of the Holding Company at an exercise price of $15.00 per share. These stock options vested immediately. Any unexercised stock options will expire on May 19, 2011.

On July 15, 2004, the Holding Company granted stock options for 262,156 shares of the Holding Company’s New Common Stock at an exercise price of $12.00 per share to certain senior management employees, 174,771 of which were fully vested on the date of grant and the remaining 87,385 of which will vest subject to the achievement of certain performance goals.

Additionally, on September 30, 2004, the Holding Company granted stock options for 90,000 shares of the Holding Company’s New Common Stock at an exercise price of $6.17 per share to certain directors of the Holding Company, which options were fully vested on the date of grant. Also, on the same date the Holding Company granted stock options for 60,000 shares of the Company’s New Common Stock at an exercise price of $6.17 per share to an affiliate of also the Company, which options were fully vested on the date of grant. The Company recorded an expense of approximately $141,000 as a result of this issuance, which is included within selling, general and administrative expenses in the accompanying statement of operations for the three and nine months ended September 30, 2004.

Warrants – On the Effective Date, in accordance with the Plan, the Holding Company issued 3,257,178 eight-year warrants to acquire the Holding Company’s stock at $15.00 per share (see Note 2). As of September 30, 2004, all the warrants remain outstanding.

14. COMMITMENTS AND CONTINGENCIES

Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $16.1 million through the year 2008 under non cancelable agreements. In addition, the Company has committed to long-term contracts for the purchase of satellite and terrestrial links from third parties for approximately $15.0 million and $13.7 million through 2015 and 2008, respectively. The Company has commitments to purchase communications and data center equipment amounting to approximately $7.7 million at September 30, 2004.

The Company is a guarantor of the Senior Secured Notes issued by its subsidiaries under the Plan and other financing agreements entered by certain of its subsidiaries. At September 30, 2004, the aggregate balances outstanding were approximately $145.0 million (see Note 9).

The Company maintains commercial insurance policies which serve to guarantee certain of the Company’s performance obligations for services under some public and private contract bids which total approximately $16.7 million as of September 30, 2004.

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

Employee Severance Litigation—On December 26, 2003, a lawsuit was filed in an Argentine court against IMPSAT Argentina by the former chairman of the Company’s board of directors, Mr. Enrique Mr. Pescarmona. This lawsuit alleged that IMPSAT Argentina failed to pay Mr. Pescarmona severance compensation in the amount of $2.9 million which the plaintiff believes is required by Argentine labor law in connection with his termination from the Company upon the effectiveness of the Plan. The Company believes that it has meritorious defenses to the allegations in the complaints and intends to defend the litigation vigorously.

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

15. GUARANTOR FINANCIAL INFORMATION

The financial information of IMPSAT Argentina, a guarantor subsidiary of the Holding Company’s Series A 6% Senior Guaranteed Notes due 2011 and Series B 6% Senior Guaranteed Notes due 2011, as of December 31, 2003 and as of and for three and six months ended September 30, 2003 and the three and nine months ended September 30, 2004 is shown in a separate column in the accompanying consolidating financial information, as follows:

CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR COMPANY)

AS OF DECEMBER 31, 2003

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations		Consolidated
		(Guarantor)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,883	$1,432	$16,183	$		$61,498
Trading investments			2,474			2,474
Trade accounts receivable, net		14,087	17,126			31,213
Other receivables	96,610	17,654	48,414		(151,048)	11,630
Prepaid expenses	193	432	1,935		(311)	2,249

Total current assets	140,686	33,605	86,132		(151,359)	109,064

PROPERTY, PLANT AND EQUIPMENT, Net		74,848	240,969			315,817

NON-CURRENT ASSETS:
Investments in common stock	47,225				(45,352)	1,873
Other non-current assets		5,578	8,297			13,875

Total non-current assets	47,225	5,578	8,297		(45,352)	15,748

TOTAL	$187,911	$114,031	$335,398		$(196,711)	$440,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$4,048	$22,344	$63,343		$(52,640)	$37,095
Current portion of long-term debt		7,712	4,139			11,851
Accrued and other liabilities	53	11,151	33,185		(11,249)	33,140

Total current liabilities	4,101	41,207	100,667		(63,889)	82,086
LONG-TERM DEBT, Net	86,565	52,896	109,933			249,394
OTHER LONG-TERM LIABILITIES		7,480	92,438		(88,014)	11,904

Total liabilities	90,666	101,583	303,038		(151,903)	343,384
STOCKHOLDERS’ EQUITY	97,245	12,448	32,360		(44,808)	97,245

TOTAL	$187,911	$114,031	$335,398		$(196,711)	$440,629

CONDENSED CONSOLIDATING BALANCE SHEET (SUCCESSOR COMPANY)

AS OF SEPTEMBER 30, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations		Condensed Consolidated
		(Guarantor)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,277	$2,311	$14,490	$		$57,078
Trading investments
Trade accounts receivable, net		10,930	20,901			31,831
Other receivables	91,237	17,219	52,442		(148,909)	11,989
Prepaid expenses	345	817	3,923		(1,466)	3,619

Total current assets	131,859	31,277	91,756		(150,375)	104,517

PROPERTY, PLANT AND EQUIPMENT, Net		73,396	235,643			309,039

NON-CURRENT ASSETS:
Investments	43,612				(43,612)
Other non-current assets	8	6,834	9,569			16,411

Total non-current assets	43,620	6,834	9,569		(43,612)	16,411

TOTAL	$175,479	$111,507	$336,968		$(193,987)	$429,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$5,695	$19,223	$59,342		$(50,848)	$33,412
Short term debt			174			174
Current portion of long-term debt		19,901	25,058			44,959
Accrued and other liabilities	49	10,719	39,994		(20,578)	30,184

Total current liabilities	5,744	49,843	124,568		(71,426)	108,729
LONG-TERM DEBT, Net	90,272	42,952	93,211			226,435
OTHER LONG-TERM LIABILITIES		4,455	90,376		(79,491)	15,340

Total liabilities	96,016	97,250	308,155		(150,917)	350,504
STOCKHOLDERS’ EQUITY	79,463	14,257	28,813		(43,070)	79,463

TOTAL	$175,479	$111,507	$336,968		$(193,987)	$429,967

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR COMPANY)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated
NET REVENUES:
Broadband and satellite		$8,779	$38,885	$(6,910)	$40,754
Internet		1,834	6,082	(1,717)	6,199
Value added services		1,601	2,998	(568)	4,031
Telephony		3,084	3,358	(1,598)	4,844
Sales of equipment		461	150		611

Total net revenues		15,759	51,473	(10,793)	56,439

COSTS AND EXPENSES:
Direct costs:
Contracted services		1,462	2,791	(35)	4,218
Other direct costs		2,504	3,398		5,902
Leased capacity		5,488	21,946	(10,677)	16,757
Cost of equipment sold		147	98		245

Total direct costs		9,601	28,233	(10,712)	27,122
Salaries and wages		3,467	8,516		11,983
Selling, general and administrative	$800	2,041	3,489	(81)	6,249
Gain on extinguishment of debt		(5,460)			(5,460)
Depreciation and amortization		2,380	7,932		10,312

Total costs and expenses	800	12,029	48,170	(10,793)	50,206

Operating (loss) income	(800)	3,730	3,303		6,233

OTHER INCOME (EXPENSE):
Interest income	712	58	261	(703)	328
Interest expense	(815)	(1,563)	(2,818)	703	(4,493)
Net gain (loss) on foreign exchange	14	784	(4,409)		(3,611)
Equity in income of affiliates	(3,291)			3,291
Other income (loss), net	1,138	(98)	(1,903)	(31)	(894)

Total other (expense) income	(2,242)	(819)	(8,869)	3,260	(8,670)

(LOSS) INCOME BEFORE INCOME TAXES	(3,042)	2,911	(5,566)	3,260	(2,437)
PROVISION FOR FOREIGN INCOME TAXES			(605)		(605)

NET (LOSS) INCOME	$(3,042)	$2,911	$(6,171)	$3,260	$(3,042)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR COMPANY)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated
		(Guarantor)
NET REVENUES:
Broadband and satellite		$7,881	$37,602	$(4,906)	$40,577
Internet		1,935	6,142	(1,535)	6,542
Value added services		2,472	3,320	(1,522)	4,270
Telephony		3,405	3,552	(1,478)	5,479
Sales of equipment		522	200		722

Total net revenues		16,215	50,816	(9,441)	57,590

COSTS AND EXPENSES:
Direct costs:
Contracted services		2,165	5,570	(2,371)	5,364
Other direct costs		1,501	3,842		5,343
Leased capacity		5,211	17,496	(5,747)	16,960
Cost of equipment sold		357	248	(34)	571

Total direct costs		9,234	27,156	(8,152)	28,238
Salaries and wages		2,942	9,019		11,961
Selling, general and administrative	$2,316	1,899	3,328	(1,289)	6,254
Gain on early extinguishment of debt	(115)				(115)
Depreciation and amortization		2,200	9,325		11,525

Total costs and expenses	2,201	16,275	48,828	(9,441)	57,863

Operating (loss) income	(2,201)	(60)	1,988		(273)

OTHER INCOME (EXPENSE):
Interest income	1,599	19	(2,870)	1,514	262
Interest expense	(1,336)	(1,581)	(998)	(1,514)	(5,429)
Net gain (loss) on foreign exchange		(515)	7,674		7,159
Equity in income of affiliates	2,940			(2,940)
Other income (loss), net		129	(65)		64

Total other (expense) income	3,203	(1,948)	3,741	(2,940)	2,056

(LOSS) INCOME BEFORE INCOME TAXES	1,002	(2,008)	5,729	(2,940)	1,783
PROVISION FOR FOREIGN INCOME TAXES	(327)	(206)	(575)		(1,108)

NET (LOSS) INCOME	$675	$(2,214)	$5,154	$(2,940)	$675

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR COMPANY)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
		(Guarantor)
NET REVENUES:
Broadband and satellite		$18,183	$77,859	$(13,508)	$82,534
Internet		3,401	12,621	(4,062)	11,960
Value added services		2,933	5,672	(722)	7,883
Telephony		6,070	6,528	(3,158)	9,440
Sales of equipment		800	196		996

Total net revenues		31,387	102,876	(21,450)	112,813

COSTS AND EXPENSES:
Direct costs:
Contracted services		2,881	5,908	(45)	8,744
Other direct costs		6,967	6,803		13,770
Leased capacity		11,178	43,983	(20,846)	34,315
Cost of equipment sold		210	143		353

Total direct costs		21,236	56,837	(20,891)	57,182
Salaries and wages		6,541	17,284		23,825
Selling, general and administrative	$1,786	4,232	7,916	(559)	13,375
Gain on extinguishment of debt	(4,538)	(9,715)			(14,253)
Depreciation and amortization		4,240	15,041		19,281

Total costs and expenses	(2,752)	26,534	97,078	(21,450)	99,410

Operating income	2,752	4,853	5,798		13,403

OTHER INCOME (EXPENSES):
Interest income	5,612	170	452	(5,544)	690
Interest expense	(2,488)	(3,102)	(10,119)	5,544	(10,165)
Net gain on foreign exchange	18	1,445	16,371		17,834
Equity in income of affiliates	14,599			(14,599)
Other (loss), net	(986)	(98)	(84)	(40)	(1,208)

Total other (expenses) income	16,755	(1,585)	6,620	(14,639)	7,151

INCOME BEFORE INCOME TAXES	19,507	3,268	12,418	(14,639)	20,554
PROVISION FOR FOREIGN INCOME TAXES	(302)		(1,047)		(1,349)

NET INCOME	$19,205	$3,268	$11,371	$(14,639)	$19,205

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR COMPANY)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated
		(Guarantor)
NET REVENUES:
Broadband and satellite		$24,274	$111,999	$(16,117)	$120,156
Internet		5,254	18,406	(4,418)	19,242
Value added services		7,862	8,991	(4,547)	12,306
Telephony		10,073	9,759	(4,305)	15,527
Sales of equipment		639	325		964

Total net revenues		$48,102	$149,480	$(29,387)	$168,195

COSTS AND EXPENSES:
Direct costs:
Contracted services		6,214	16,720	(8,178)	14,756
Other direct costs		3,988	10,874		14,862
Leased capacity		14,362	51,592	(17,259)	48,695
Cost of equipment sold		426	363	(42)	747

Total direct costs		24,990	79,549	(25,479)	79,060
Salaries and wages	$440	8,867	26,634		35,941
Selling, general and administrative	6,441	5,322	9,864	(3,908)	17,719
Gain on early extinguishment of debt	(115)				(115)
Depreciation and amortization		6,413	25,833		32,246

Total costs and expenses	6,766	45,592	141,880	(29,387)	164,851

Operating (loss) income	(6,766)	2,510	7,600		3,344

OTHER INCOME (EXPENSE):
Interest income	4,751	85	(8,430)	4,464	870
Interest expense	(4,038)	(4,150)	(2,983)	(4,464)	(15,635)
Net gain (loss) on foreign exchange		(1,137)	(1,614)		(2,751)
Equity in income of affiliates	(11,274)			11,274
Other income (loss), net	1,845	257	(749)		1,353

Total other (expense) income	(8,716)	(4,945)	(13,776)	11,274	(16,163)

(LOSS) INCOME BEFORE INCOME TAXES	(15,482)	(2,435)	(6,176)	11,274	(12,819)
PROVISION FOR FOREIGN INCOME TAXES	(326)	(206)	(2,457)		(2,989)

NET (LOSS) INCOME	$(15,808)	$(2,641)	$(8,633)	$11,274	$(15,808)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR COMPANY)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed consolidated
Cash flows (used in) provided by operating activities	$(3,770)	$(1,139)	$10,882	$8,045	$14,018
Cash flows provided by (used in) investing activities	37,721	(2,444)	(10,089)	(8,045)	17,143
Cash flows (used in) financing activities		(2,108)	(2,339)		(4,447)
Effect of exchange rate change on cash and cash equivalents	(8,020)		8,386		366

Net increase in cash and cash equivalents	25,931	(5,691)	6,840		27,080
Cash and cash equivalents at beginning of the period	5,059	8,067	22,439		35,565

Cash and cash equivalents at end of the period	$30,990	$2,376	$29,279	$—	$62,645

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR COMPANY)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed consolidated
Cash flows provided by (used in) operating activities	$(8,077)	$5,074	$17,765	$4,661	$19,423
Cash flows provided by (used in) investing activities	5,393	(5,047)	(17,545)	(4,661)	(21,860)
Cash flows provided by (used in) financing activities		852	(2,128)		(1,276)
Effect of exchange rate change on cash and cash equivalents	(922)		215		(707)

Net increase in cash and cash equivalents	(3,606)	879	(1,693)		(4,420)
Cash and cash equivalents at beginning of the period	43,883	1,432	16,183		61,498

Cash and cash equivalents at end of the period	$40,277	$2,311	$14,490	$—	$57,078

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Reorganization

As discussed in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2004, (the “2003 Form 10-K”), we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on June 11, 2002 (the “Bankruptcy Case”). We subsequently filed a plan of reorganization (the “Plan”) in the Bankruptcy Case, which Plan was confirmed in the Bankruptcy Case and became effective on March 25, 2003 (the “Effective Date”), at which time we emerged from bankruptcy. Pursuant to the Plan, we substantially reduced our outstanding debt and annual interest expense and increased our liquidity. At December 31, 2002, prior to the effectiveness of the Plan, our long-term debt, including current maturities and estimated liabilities subject to the Chapter 11 proceeding, aggregated approximately $1.09 billion. Also at December 31, 2002, our total indebtedness (including unpaid accrued interest through the petition date related to the Plan) aggregated $1.04 billion and our cash, cash equivalents and trading investments totaled $55.6 million. As of March 31, 2003, upon the effectiveness of the Plan, our total indebtedness was reduced to approximately $267.5 million, and our cash, cash equivalents and trading investments totaled approximately $61.9 million.

Upon our emergence from bankruptcy on March 25, 2003, we adopted “fresh start” reporting as required by SOP 90-7. Under SOP 90-7 fresh start reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start reporting is applied. Among other things, this required us to allocate the reorganization value of our reorganized company to its specific tangible and identifiable assets and liabilities. The effect of the reorganization and the implementation of SOP 90-7 fresh start reporting on our condensed consolidated financial statements is discussed in detail in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Report. As a result of the implementation of SOP 90-7 fresh start reporting, the consolidated financial statements of our company from and after its emergence from bankruptcy are not comparable to the consolidated financial statements in prior periods.

Revenues

Our contracts with our customers have in the past typically ranged in duration from six months to five years and contracts with our private telecommunications network customers have generally been three-year contracts. Under the Argentine “pesification” decree described below under “Currency Risks,” if a contract denominated in pesos is entered into after the decree’s enactment, payments under that contract are not entitled to be adjusted by any price or related index. Accordingly, in order to mitigate our inflation risk, our peso-denominated contracts in Argentina are typically for shorter terms ranging from three to six months. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the quantity and type of equipment installed. Except in Brazil and Argentina, the fees stipulated in the majority of our contracts with customers are denominated in U.S. dollar equivalents. Services (other than installation fees) are billed on a monthly, predetermined basis, which coincide with the rendering of the services. We report our revenues net of deductions for sales taxes.

We have experienced, and anticipate that we will continue to experience, downward pressure on our prices as we expand our customer base, confront growing competition for private telecommunications network services, and endure the effects of periodic economic downturns in our countries of operation. When we have renewed and/or expanded our contracts with existing customers, the prices we charge have generally declined.

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

Currency Risks

Except in Argentina and Brazil, the majority of our contracts with customers provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during the third quarter of 2004. Nevertheless, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, we are exposed to exchange rate risk, even in countries other than Argentina and Brazil.

Under applicable law, our contracts with customers in Brazil cannot and, under certain circumstances, our contracts with customers in Argentina may not, be linked to the exchange rate between the local currency and the U.S. dollar. Accordingly, operations in Argentina and Brazil increase our exposure to exchange rate risks. Any devaluation of the Argentine peso or the Brazilian real against the U.S. dollar will generally affect our consolidated financial statements by generating foreign exchange gains or losses on dollar-denominated monetary liabilities and assets and will generally result in a decrease, in U.S. dollar terms, in our revenues, costs and expenses. Because the majority of our debt service payments and a significant portion of our costs (including capital equipment purchases and payments for certain leased telecommunications capacity) remain denominated and payable in U.S. dollars, our financial condition and results of operations are dependent upon our subsidiaries’ (including IMPSAT Argentina and IMPSAT Brazil) ability to generate sufficient local currency (in U.S. dollar terms) to pay their costs and expenses and to satisfy our debt service requirements.

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

Currency	December 31, 2002	March 31, 2003	June 30, 2003	September 30 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30 2004
	(exchange rate per U.S.$1.00)
Argentina peso	3.40	3.00	2.82	2.90	2.95	2.88	2.95	3.00
Brazil real	3.53	3.35	2.87	2.92	2.89	2.94	3.11	2.87

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

Argentina

In early January 2002, the Argentine government abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and has traded as low as 3.87 pesos to the U.S. dollar on June 26, 2002. At September 30, 2003, the exchange rate was 2.90 pesos to the U.S. Dollar, and at September 30, 2004, the exchange rate was 3.00 pesos to the U.S. dollar. As a result of the “pesification” decree, IMPSAT Argentina’s customer contracts and operating cash inflows are now predominantly denominated in pesos.

Brazil

At September 30, 2003, the real traded at a rate of R$2.92 = $1.00, and it appreciated to R$2.87 = $1.00 at September 30, 2004. The daily average exchange rate for the real during the third quarter of 2004 was R$2.94= $1.00, as compared to R$2.95 = $1.00 during the third quarter of 2003.

Venezuela

Widespread discontent with the policies of the current Venezuelan government produced a country-wide strike in the beginning of December 2002 that lasted two months and seriously disrupted economic activity in Venezuela and severely curtailed the production and export of oil, the major source of Venezuela’s foreign exchange. In response, on February 5, 2003, the Venezuelan government imposed foreign exchange and price controls, making it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also severely limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At December 31, 2002, the bolivar traded at a rate of Bs.1,392.00 = $1.00. On February 6, 2003, the

Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600.00 = $1.00 as part of the new currency controls. The Venezuelan government further devalued the bolivar to Bs.1,920.00 = $1.00 on February 9, 2004. As such, on September 30, 2003, the bolivar traded at a rate of Bs.1,600.00 = $1.00, and on September 30, 2004, the bolivar traded at a rate of Bs.1,920.00 = $1.00.

Termination of Mexican Operations

During the first quarter of 2003, we determined to close our operations in Mexico, which we initially established in 1994. We entered into agreements with various parties to sell our real estate and other real and personal property, including our permits and licenses and our contracts with customers. These transactions closed during 2003. Our results for the nine months ended September 30, 2003 accordingly include revenues and expenses related to the operations and sale of our Mexican operations.

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

Critical Accounting Policies

In the ordinary course of business, the company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with U.S. GAAP. We use our best judgment based on our knowledge of existing facts and circumstances and actions that we may undertake in the future, as well as the advice of external experts in determining the estimates that affect our condensed consolidated financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our most critical accounting policies are:

Revenue Recognition

We record revenues from data, value-added, telephony, and Internet services monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer.

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

Basis for Translation

We maintain our consolidated accounts in U.S. dollars. The accounts of our subsidiaries are maintained in the currencies of the respective countries. The accounts of our subsidiaries are translated from local currency amounts to U.S. dollars. The method of translation is determined by the functional currency of our subsidiaries. A subsidiary’s functional currency is defined as the currency of the primary environment in which a subsidiary operates and is determined based on management’s judgment. When a subsidiary’s accounts are not maintained in the functional currency, the financial statements must be remeasured into the functional currency. This involves remeasuring monetary assets and liabilities using current exchange rates and non-monetary assets and liabilities using historical exchange rates. The adjustments generated by re-measurement are included in our condensed consolidated statements of operations.

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

Upon consummation of the Plan, we applied “fresh start” reporting in accordance with GAAP and the requirements of SOP 90-7. Upon the Effective Date, a new capital structure was established and assets and liabilities, other than deferred taxes, were stated at their relative fair values. We recorded a valuation allowance to offset its deferred income tax asset because management cannot conclude that utilization of the tax benefits resulting from operating losses and other temporary differences are “more likely than not” to be realized.

Changes in Policies

These policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during the third quarter of 2004, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during 2004.

Period Comparisons

As discussed above, under SOP 90-7 fresh starting reporting, our condensed consolidated financial statements after the Effective Date are those of a new reporting entity (the Successor Company) and certain costs are not comparable to those of our company during pre-Effective Date periods (the Predecessor Company). For purposes of this discussion, where the nine months ended September 30, 2004 are compared to the nine months ended September 30, 2003, the latter combines the six-month period ended September 30, 2003 (for the Successor Company) with the three-month period ended March 31, 2003 (for the Predecessor Company). Differences between periods due to fresh start accounting adjustments are explained when necessary. The lack of comparability in the accompanying unaudited condensed consolidated financial statements is most apparent in our capital costs (interest expense and depreciation and amortization), as well as long-term indebtedness and reorganization items.

Results of Operations

The following table summarizes our results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2004		Combined Predecessor and Successor Companies 2003		Successor Company 2004
	(in thousands and as a percentage of consolidated revenues)
Net revenues:
Net revenues from services:
Broadband and satellite	$40,754	72.2%	$40,577	70.5%	$123,916	73.4%	$120,156	71.4%
Internet	6,199	11.0	6,542	11.3	17,693	10.5	19,242	11.4
Value added services	4,031	7.1	4,270	7.4	12,664	7.5	12,306	7.3
Telephony	4,844	8.6	5,479	9.5	13,546	8.0	15,527	9.3

Total net revenues from services	55,828	98.9	56,868	98.7	167,819	99.4	167,231	99.4
Sales of equipment	611	1.1	722	1.3	1,070	0.6	964	0.6

Total net revenues	56,439	100.0	57,590	100.0	168,889	100.0	168,195	100.0
Direct costs:
Contracted services	4,218	7.5	5,364	9.3	12,869	7.6	14,756	8.8
Other direct costs	5,902	10.5	5,343	9.3	18,466	10.9	14,862	8.8
Leased capacity	16,757	29.7	16,960	29.4	51,722	30.6	48,695	29.0
Cost of equipment sold	245	0.4	571	0.9	401	0.2	747	0.4

Total direct costs	27,122	48.1	28,238	49.0	83,458	49.4	79,060	47.0
Salaries and wages	11,983	21.2	11,961	20.8	34,552	20.5	35,941	21.4
Selling, general and administrative expenses	6,249	11.1	6,254	10.8	18,928	11.2	17,719	10.5
Gain on extinguishment of debt	(5,460)	(9.7)	(115)	(0.2)	(14,253)	(8.4)	(115)	(0.1)
Depreciation and amortization	10,312	18.3	11,525	20.0	38,639	22.9	32,246	19.2
Interest expense, net	(4,165)	(7.4)	(5,167)	(9.0)	(11,184)	(6.6)	(14,765)	(8.8)
Net (loss) gain on foreign exchange	(3,611)	(6.4)	7,159	12.4	27,803	16.5	(2,751)	(1.6)
Reorganization items	—	—	—	—	726,127	429.9	—	—
Other (loss) income, net	(894)	(1.6)	64	0.1	1,715	1.0	1,353	0.8
Provision for foreign income taxes	(605)	(1.1)	(1,108)	(1.9)	(1,755)	(1.0)	(2,989)	(1.8)

Net (loss) income	$(3,042)	(5.4)%	$675	1.2%	$750,271	444.2%	$(15,808)	(9.4)%

Three and Nine months Ended September 30, 2004 Compared to Three and Nine months Ended September 30, 2003

Revenues. Our total net revenues for the three and nine months ended September 30, 2004 equaled $57.6 million and $168.2 million. This compares to total net revenues of $56.4 million and $168.9 million for the corresponding periods in 2003. Net revenues are composed of net revenues from services and sales of equipment.

Our net revenues from services for the three and nine months ended September 30, 2004 totaled $56.9 million and $167.2 million, an increase of $1.0 million (or 1.9%) and a decrease of $0.6 million (or 0.4%) compared to the corresponding periods in 2003. Our net revenues from services during the third quarter of 2004 included net revenues from:

•	satellite and broadband data transmission services

•	Internet, which is composed of our Internet backbone access and managed modem services

•	data center, including hosting, housing and collocation, services and other value added services, and

•	telephony, including local, national and international long-distance services

The following table shows our revenues from services by business lines for the periods indicated:

	Three Months Ended September 30,			Nine months Ended September 30,
	2003	2004	% change(1)	2003	2004	% change(1)
	(dollar amounts in thousands)
Broadband and satellite	$40,754	$40,577	(0.4)%	$123,916	$120,156	(3.0)%
Internet	6,199	6,542	5.5	17,693	19,242	8.8
Value added services(2)	4,031	4,270	5.9	12,664	12,306	(2.8)
Telephony	4,844	5,479	13.1	13,546	15,527	14.6

Total net revenues from services	$55,828	$56,868	1.9	$167,819	$167,231	(0.4)

(1)	Percentage increase (decrease) in relevant period 2004 compared to corresponding period in 2003.
(2)	Includes data center services and systems integration and other information technology services.

The slight increase in our net revenues from services in the three months ended September 30, 2004, as compared to the corresponding period in 2003, was due to increases in revenues from Internet, value added and telephony services, partially offset by decreases in our revenues from broadband and satellite data transmission services.

•	Our revenues from broadband and satellite services decreased because of a reduction in the amount of services contracted by several of our larger customers, partially offset by increases in revenues from new and existing customers.

•	We experienced higher Internet revenues principally because of new customers and expansion of services to existing customers, offset partially by pricing pressure resulting from competition.

•	Our revenues from value added services increased compared to the same period in 2003, principally because of revenues from new customers.

•	Our telephony services revenues increased during the third quarter and first nine months of 2004 as compared to the same periods in 2003 due to (i) our increased delivery during the periods in 2004 of switched voice services to corporate customers in Argentina and international call terminations to end-user customers in Peru, partially offset by a decline in traffic volume and services in the United States; and (ii) the commencement of telephony services in Brazil to our corporate customers, which we started in December 2003.

We had 3,150 customers as of September 30, 2004, compared to 2,808 customers at December 31, 2003 and 2,793 customers at September 30, 2003. During the third quarter of 2004, we gained a net total of 157 customers, including a net increase of 53 customers in Argentina and 18 customers in Brazil. As we expand, the average size of customer, including the average revenues per customer, has decreased. During the third quarter of 2004, we do not believe that we lost any major customers to our competitors. The following table shows the evolution of our customer base as of the dates indicated:

	Number of Customers as of:
	September 30, 2003	December 31, 2003	September 30, 2004	% Change(1)	% Change(2)
IMPSAT Argentina	967	997	1,141	18.0	14.4
IMPSAT Colombia	722	723	765	6.0	5.8
IMPSAT Brazil	391	390	418	6.9	7.2
IMPSAT Venezuela	205	172	180	(12.2)	4.7
IMPSAT Ecuador	224	229	262	17.0	14.4
IMPSAT Chile	104	108	118	13.5	9.3
IMPSAT Peru	100	106	165	65.0	55.7
IMPSAT USA	71	74	85	19.7	14.9
Other	9	9	16	77.8	77.8

Total	2,793	2,808	3,150	12.8	12.2

(1)	Increase (decrease) as of end of third quarter of 2004 compared to end of third quarter of 2003.
(2)	Increase (decrease) as of end of third quarter of 2004 compared to end of 2003.

In addition to net revenues from services, our total net revenues for the third quarter and first nine months of 2004 included revenues from sales of equipment, which totaled $0.7 million and $1.0 million, respectively. This compares to $0.6 million and $1.1 million for the same periods in 2003. Equipment sales are ancillary to our core business and are generally engaged in by our company only on an opportunistic basis.

The following table shows by operating subsidiary our revenues from services and total revenues (in each case, including intercompany transactions) for the periods indicated:

	Three Months Ended September 30,			Nine months Ended September 30,
	2003	2004	% change(1)	2003	2004	% change(1)
	(dollar amounts in thousands)
IMPSAT Argentina Services	$15,298	$15,693	2.6%	$45,226	$47,463	4.9%
Sale of equipment	461	522	13.2	841	639	(24.0)

Total	$15,759	$16,215	2.9	$46,067	$48,102	4.4

IMPSAT Colombia Services	$13,423	$14,235	6.0	$40,561	$42,207	4.1
Sale of equipment	58	7	(87.9)	59	43	(27.1)

Total	$13,481	$14,242	5.6	$40,620	$42,250	4.0

IMPSAT Brazil Services	$8,064	$8,281	2.7	$23,188	$23,332	0.6
Sale of equipment	—	—	—	—	51	100.0

Total	$8,064	$8,281	2.7	$23,188	$23,383	0.8

IMPSAT Venezuela Services	$8,709	$8,227	(5.5)	$26,260	$24,534	(6.6)
Sale of equipment	23	12	(47.8)	81	42	(48.1)

Total	$8,732	$8,239	(5.6)	$26,341	$24,576	(6.7)

IMPSAT Ecuador Services	$4,209	$4,407	4.7	$11,935	$12,959	8.6
Sale of equipment	—	182	100.0	—	191	100.0

Total	$4,209	$4,589	9.0	$11,935	$13,150	10.2

IMPSAT Chile Services	$2,081	$1,682	(19.2)	$6,647	$5,494	(17.3)

Total	$2,081	$1,682	(19.2)	$6,647	$5,494	(17.3)

IMPSAT Peru Services	$3,655	$3,824	4.6	$10,371	$10,678	3.0
Total	$3,655	$3,824	4.6	$10,371	$10,678	3.0

	Three Months Ended September 30,			Nine months Ended September 30,
	2003	2004	% change(1)	2003	2004	% change(1)
	(dollar amounts in thousands)
IMPSAT USA
Services	$7,351	$6,954	(5.4)	$23,175	$20,860	(10.0)
Sale of equipment	69	—	(100.0)	90	—	(100.0)

Total	$7,420	$6,954	(6.3)	$23,265	$20,860	(10.3)

International Satellite Capacity Holding, Ltd.(2)
Services	$3,542	$2,724	(23.1)	$10,836	$8,344	(23.0)

Total	$3,542	$2,724	(23.1)	$10,836	$8,344	(23.0)

Other Services	$241	$280	16.2	$1,721	$747	(56.6)
Total	$241	$280	16.2	$1,721	$747	(56.6)

(1)	Percentage increase (decrease) in relevant period in 2004 compared to corresponding period in 2003.
(2)	This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries.

Argentina is our largest market in terms of number of customers and in revenues. After three years of adverse economic conditions that commenced in 1999, in January 2002 the Argentine Government defaulted on its external debt payments and devalued its currency, exacerbating declining commercial confidence and activity and further inflating exorbitant costs of financing for Argentine companies. The economic downturn in Argentina adversely affected many of our customers in that country and caused a number of them to terminate their contracts with us, fail to renew their contracts, reduce the amount of services contracted, or delay their payment of amounts owed to us for services provided. Although Argentina’s economy has shown signs of recovery during 2004, it continues to experience adverse economic conditions and a lack of access to international capital markets. We are unable to predict whether the conditions affecting the Argentine economy will subside or if future economic developments in Argentina will improve in any significant respect, and it is possible that the Argentine economic and political environment could deteriorate. The political and economic conditions in Argentina, our largest country of operation, will continue to materially affect our financial condition and results of operations.

Notwithstanding the economic instability that continues to be present in Argentina, our net revenues at IMPSAT Argentina increased during 2004. Our total net revenues from services at IMPSAT Argentina for the three and nine months ended September 30, 2004 totaled $15.7 million and $47.5 million, an increase of $0.4 million (or 2.6%) and $2.2 million (or 4.9%) compared to the corresponding periods in 2003. Although we anticipate continued small growth in our revenues in Argentina through the remainder of 2004, any devaluation of the Argentine peso could adversely affect our results in that country.

IMPSAT Brazil’s revenues from services for the three and nine months ended September 30, 2004 totaled $8.3 million and $23.3 million, an increase of $0.2 million (or 2.7%) and $0.1 million (or 0.6%) compared to the corresponding periods in 2003. IMPSAT Brazil’s revenues for the third quarter of 2004 increased by $0.6 million, or 7.5%, from the second quarter of 2004. We anticipate continued growth in revenues at IMPSAT Brazil during the fourth quarter of 2004. Future or repeated devaluations of the real, however, could have an adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations.

In Colombia, we recorded revenues from services of $14.2 million and $42.2 million during the three and nine months ended September 30, 2004, compared to $13.4 million and $40.6 million for the same periods in 2003.

Revenues at IMPSAT Venezuela equaled $8.2 million and $24.6 million for the third quarter and first nine months of 2004, compared to $8.7 million and $26.3 million for the same periods in 2003. Venezuela has experienced and continues to experience political and economic uncertainty following the attempted military coup staged against that country’s President Hugo Chavez during the first weeks of April 2002 and the labor strikes that commenced in December 2002 and ended two months later. In response to this political and economic turmoil affecting Venezuela, the Venezuelan government imposed foreign exchange and price controls during February 2003, making it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela and to obtain U.S. dollars required to purchase needed telecommunications equipment and repair parts. The continuation or worsening of this crisis in Venezuela could have a material adverse effect on IMPSAT Venezuela’s results of operations and financial condition.

Direct Costs. Our direct costs for the three and nine months ended September 30, 2004 totaled $28.2 million and $79.1 million, an increase of $1.1 million (or 4.1%) and a decrease of $4.4 million (or 5.3%) compared to the same periods in 2003. Of our total direct costs for the three and nine months ended September 30, 2004, $9.2 million and $24.9 million related to the operations of IMPSAT Argentina, compared to $9.6 million and $30.7 million for the corresponding periods in 2003. Direct costs for IMPSAT Brazil totaled $4.3 million and $11.5 million for the three and nine months ended September 30, 2004, compared to $4.0 million and $12.3 million for the same periods in 2003. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

(1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the three and nine months ended September 30, 2004, our contracted services costs totaled $5.4 million and $14.8 million, an increase of $1.1 million (or 27.2%) and $1.9 million (or 14.7%) compared to the same periods in 2003. Of these amounts, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $3.4 million and $9.8 million for the third quarter and first nine months of 2004, compared to $3.0 million and $9.5 million for the same periods in 2003. Installation costs totaled $2.0 million and $5.0 million for the third quarter and first nine months of 2004, compared to $1.3 million and $3.3 million during the corresponding periods in 2003. Our installation costs increased as a result of an increase in our number of customers and the expansion of our business in the third quarter of 2004.

(2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to our salaried work force and to third-party sales representatives; and our provision for doubtful accounts. We recorded other direct costs of $5.3 million and $14.9 million during the third quarter and first nine months of 2004, a decrease of $0.6 million (or 9.5%) and $3.6 million (or 19.5%) compared to the same periods in 2003.

Sales commissions paid to our salaried work force and to third-party sales representatives for the three and nine months ended September 30, 2004 totaled $1.8 million and $5.0 million, compared to $1.6 million and $4.4 million for the corresponding periods in 2003. The majority of these commissions related to customers of IMPSAT Argentina.

We recorded a net reversal of a provision for doubtful accounts of $1.0 million and $3.1 million for the three and nine months ended September 30, 2004, compared to provisions for doubtful accounts of $0.8 million and $3.4 million for the same periods in 2003. At September 30, 2004, approximately 25.4% of our gross trade accounts receivable were past due more than six months compared to 31.6% at September 30, 2003. The average days in quarterly gross trade accounts receivable decreased from 79 days at September 30, 2003 to 61 days at September 30, 2004. The average days in quarterly net trade accounts receivable decreased from 48 days at September 30, 2003 to 42 days at September 30, 2004.

(3) Leased Capacity. Our leased capacity costs for the three and nine months ended September 30, 2004 totaled $17.0 million and $48.7 million, an increase of $0.2 million (or 1.2%) and decrease of $3.0 million (or 5.9%) from the corresponding periods in 2003. As compared to the second quarter of 2004, leased capacity costs for the third quarter of 2004 increased by $1.0 million, or 6.4%. The increase in total leased capacity costs for the third quarter of 2004 is primarily related to an increase in interconnection and telephony termination costs as a result of the increase in our telephony services in Argentina and Peru and the commencement of such services in Brazil.

Our leased satellite capacity costs for the three and nine months ended September 30, 2004 totaled $5.9 million and $17.7 million, a decrease of $0.6 million (or 9.9%) and $3.2 million (or 15.2%) from the corresponding periods in 2003. In Argentina, our leased satellite capacity costs totaled $1.8 million and $5.5 million for the three and nine months ended September 30, 2004, as compared to $1.6 million and $5.5 million for the same periods in 2003. Our leased satellite capacity costs for IMPSAT Brazil totaled $0.7 million and $2.1 million for the three and nine months ended September 30, 2004, as compared to $0.8 million and $2.6 million for the same periods in 2003. We had approximately 722 MHz of leased satellite capacity at September 30, 2004 and 734 MHz at September 30, 2003.

Our costs for dedicated leased capacity on third-party fiber optic networks totaled $6.1 million and $17.8 million for the third quarter and first nine months of 2004, an increase of $0.1 million (or 2.2%) and $0.4 million (or 2.4%) compared to the corresponding periods in 2003. These costs were incurred principally in Argentina, Colombia and the Brazil. We will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services.

In connection with our domestic and international long distance telephony services in Argentina, Peru and Brazil, we incur costs for interconnection and telephony termination (“I&T”) and frequency rights. Our I&T and frequency rights costs totaled $3.7 million and $9.8 million during the third quarter and first nine months of 2004. These totals are composed of $3.1 million and $8.1 million of I&T costs. This compares to $3.5 million and $10.5 million of I&T and frequency rights costs during the third quarter and first nine months of 2003 (composed of $2.6 million and $7.8 million of I&T costs).

(4) Cost of Equipment Sold. In the three and nine months ended September 30, 2004, we incurred costs of equipment sold of $0.6 million and $0.7 million, compared to $0.2 million and $0.4 million for the same periods in 2003.

Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2004 totaled $12.0 million and $35.9 million, a decrease of $22,000 (or 0.2%) and an increase of $1.4 million (or 4.0%), from the same periods in 2003. Our aggregate number of employees increased slightly from 1,264 at September 30, 2003 to 1,279 at September 30, 2004.

IMPSAT Argentina incurred salaries and wages for the three and nine months ended September 30, 2004 of $2.9 million and $8.9 million, a decrease of $0.6 million (or 15.2%) and $0.2 million (or 2.5%) compared to the same periods in 2003. IMPSAT Argentina had 310 employees as of September 30, 2004 as compared to 300 employees as of September 30, 2003.

IMPSAT Brazil incurred salaries and wages for the three and nine months ended September 30, 2004 of $2.2 million and $6.3 million, a decrease of $0.2 million (or 6.6%) and $0.4 million (or 5.4%) compared to the same periods in 2003. IMPSAT Brazil decreased its number of employees to 193 persons at September 30, 2004, compared to 212 persons at September 30, 2003.

Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance, telephone and energy expenses

We incurred SG&A expenses of $6.3 million and $17.7 million for the three and nine months ended September 30, 2004, a decrease of $0.1 million (or 2.2%) and $1.3 million (or 7.1%) compared to the same periods in 2003. The decline in our SG&A expenses for the first nine months of 2004 is due principally to a decrease in insurance premiums, lower travel expenses and lower third-party advisory fees.

SG&A expenses at IMPSAT Argentina for the three and nine months ended September 30, 2004 totaled $1.9 million and $5.3 million, which represented decreases of $0.1 million (or 6.9%) and $0.7 million (or 11.8%), from SG&A expenses incurred by IMPSAT Argentina for the three and nine months ended September 30, 2003. SG&A expenses at IMPSAT Brazil for the three and nine months ended September 30, 2004 totaled $1.0 million and $3.0 million, compared to $0.9 million and $3.1 million for the same periods in 2003.

Gain on Extinguishment of Debt. We recorded a gain on extinguishment of debt of $0.1 million and $0.1 million during the third quarter and first nine months of 2004, compared to $5.5 million and $14.3 million during the corresponding periods in 2003. Our gain on extinguishment of debt during the third quarter of 2004 related to the conversion by a holder of $0.2 million in principal amount of our Series A 6% Senior Guaranteed Notes due 2011 into 16,100 shares of our common stock. The gain from extinguishment of debt during the three- and nine-month periods in 2003 was attributable to our settlement in full of certain of our operating subsidiary vendor financing obligations that were not resolved in connection with our emergence from Chapter 11 in the first quarter of 2003.

Depreciation and Amortization. Our depreciation and amortization expenses for the three months and nine months ended September 30, 2004 totaled $11.5 million and $32.2 million. This represents an increase of $1.2 million (or 11.8%) and a decrease of $6.4 million (or 16.5%) compared to our depreciation and amortization for the corresponding periods in 2003. The decrease in depreciation and amortization for the nine months ended September 30, 2004 as compared to the same period in 2003 is primarily due to the reduction of the dollar value of our depreciable fixed asset base in connection with our Chapter 11 reorganization.

Interest Expense, Net. Our net interest expense for the three months ended September 30, 2004 totaled $5.2 million, consisting of interest expense of $5.4 million and interest income of $0.2 million, compared to net interest expense for the three months ended September 30, 2003 of $4.2 million, consisting of $4.5 million of interest expense and $0.3 million of interest income. Net interest expense for the nine months ended September 30, 2004 totaled $14.8 million, consisting of interest expense of $15.6 million and interest income of $0.9 million, compared to net interest expense of $11.2 million, consisting of $12.1 million in interest expense and $0.9 million in interest income for the same period in 2003. Our quarter over quarter interest expense increased principally because of “payment in kind” accretion on our Senior Series A and B Guaranteed Notes and certain indebtedness of our subsidiaries, which represented $3.4 million and $10.2 million, respectively, of our total interest expense for the three and nine months ended September 30, 2004. Our total indebtedness as of September 30, 2004 was $271.6 million, as compared to $257.5 million as of September 30, 2003. The increase in total outstanding indebtedness is comprised of the accretion of $13.6 million in “payment in kind” interest and net borrowings from short and long- term debt of $0.5 million.

Net (Loss) Gain on Foreign Exchange. We recorded a net gain on foreign exchange for the three months ended September 30, 2004 of $7.2 million and a net loss on foreign exchange for the nine months ended September 30, 2004 of $2.8 million. This compares to net loss on foreign exchange of $3.6 million and net gain on foreign exchange of $27.8 million for the same periods in 2003. The net gain on foreign exchange for the three months ended September 30, 2004 reflects principally the effect of the appreciation during the third quarter of 2004 of the Brazilian real on the book value of our monetary assets and liabilities in Brazil. IMPSAT Argentina recorded a net loss on foreign exchange for the three and nine months ended September 30, 2004 of $0.5 million and $1.1 million, compared to a net gain for the third quarter and the first nine months of 2003 of $0.8 million and $2.0 million.

Reorganization Items. We recorded reorganization items of $726.1 million in connection with our emergence from Chapter 11 on March 25, 2003. See Note 11 to the Condensed Consolidated Financial Statements. No such amounts were recorded for the three and nine months ended September 30, 2004.

Provision for Foreign Income Taxes. For the three and nine months ended September 30, 2004, we recorded a provision for foreign income taxes of $1.1 million and $3.0 million, compared to a provision of $0.6 million and $1.8 million for the same periods in 2003.

Net Income (Loss). For the three months ended September 30, 2004 we recorded net income of $0.7 million, and for the nine months ended September 30, 2004 we recorded a net loss of $15.8 million. This compares to a net loss of $3.0 million and net income of $750.3 million for the same periods in 2003. Our reduced net losses and net income for the periods in 2003 were principally due to the effects of the extraordinary gain on extinguishment of indebtedness pursuant to the Plan (as discussed above under “—Reorganization Items” and “—Gain on Extinguishment of Debt”) and our net income for the third quarter of 2004 related primarily to our net gain on foreign exchange for such period as a result of the effect of the appreciation of the Brazilian real on our monetary assets and liabilities in that country. For the third quarter and first nine months of 2004, we recorded an operating loss of $0.3 million and operating income of $3.3 million, respectively, compared to operating income of $6.2 million and $7.6 million for the same periods in 2003.

Liquidity and Capital Resources

At September 30, 2004, we had total cash and cash equivalents of $57.1 million. This compares to our cash, cash equivalents and trading investments of $64.6 million at September 30, 2003 and $64.0 million as of December 31, 2003.

As of September 30, 2004, approximately $5.1 million of our cash and cash equivalents were held in Venezuelan bolivars by IMPSAT Venezuela (based on the official exchange rate at that date of Bs.1,920 = $1.00). Foreign exchange controls instituted in Venezuela since February 2003 severely limit our ability to repatriate these amounts and any other earnings from our Venezuelan operations. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela. Future devaluations of the Venezuelan bolivar and/or the implementation of stiffer exchange control restrictions in that country could have a material adverse effect on our financial condition and results of operations in Venezuela. See “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”

At September 30, 2004, our total indebtedness was $271.6 million (as compared to $261.2 million at December 31, 2003 and $257.5 million at September 30, 2003). Of this amount, $45.1 million represents the current portion of long-term debt and $226.4 million represents long-term debt. Our estimated cash interest payments for 2005 are $17.9 million. In addition to our requirements for debt service payments, our capital expenditures budget for the fourth quarter of 2004 and the full year of 2005 currently contemplates that we will need approximately $43.0 million (including amounts spent to date). We do not have any significant amounts of new financing committed by any of our vendors or banks at this time.

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

As set forth in our condensed consolidated statement of cash flows, our operating activities provided $19.4 million in net cash flows for the first nine months of 2004, compared to $25.5 million provided by operating activities during the corresponding period in 2003. The decrease in cash flow provided by operating activities was primarily due to our net loss, offset by a decrease in amortization and depreciation and a net loss on foreign exchange.

For the first nine months of 2004, we used $21.9 million in net cash flows for investing activities, compared to $10.9 million of net cash flows provided by investing activities during the corresponding period in 2003. The increased net cash flows used in investing activities was principally due to purchases of property, plant and equipment needed for the maintenance and expansion of our business. During the first nine months of 2004, we used $1.3 million in net cash flows from financing activities. This compares to $6.3 million in net cash flows used in financing activities during the corresponding period in 2003.

At September 30, 2004, we had leased satellite capacity with annual rental commitments of approximately $16.1 million through the year 2008 under non-cancelable agreements. The company has entered into contracts for the purchase of satellite capacity for approximately $15.0 million through 2015. In addition, at September 30, 2004, we had commitments to purchase telecommunications equipment amounting to approximately $7.7 million. Furthermore, we have leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate. We have committed to long term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, and the United States for approximately $3.2 million per year through 2008. The remainder of the leases are typically under one-year contracts, the early cancellation of which is subject to a fee.

The following table sets forth the due dates of our contractual obligations:

Type of Obligations	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Short - term debt	$174						$174
Long-term debt	$8,997	$38,713	$36,082	$35,445	$39,458	$112,699	$271,394
Capital lease obligations	—		89	89	89	45	312
Operating leases(1)	24,431	24,809	20,013	14,024	10,831	6,481	100,589
Purchase obligations	7,663	—	—	—	—	—	7,663

Total contractual cash obligations	$41,265	$63,522	$56,184	$49,558	$50,378	$119,225	$380,132

(1)	This includes commitments for satellite capacity and terrestrial links.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The sections below highlight our exposure to interest rate and foreign exchange rate risks. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at September 30, 2004 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during 2004. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. At September 30, 2004, our floating rate indebtedness totaled approximately $12.2 million. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of September 30, 2004, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would adversely affect our annual interest cost related to our floating rate indebtedness by approximately $0.1 million annually.

	Expected Maturities at September 30,
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(dollar amounts in thousands)
Senior Notes (fixed rate)	$—	$33,097	$32,772	$32,728	$32,728	$104,030	$235,354	$235,354
Avg. Interest rate	8.46%	8.46%	8.46%	8.46%	8.46%	8.46%	8.46%	8.46%

Term Notes (fixed rate)	$449	$1,679	$1,629	$1,590	$6,730	$8,670	$20,747	$20,747
Avg. Interest rate	12.21%	12.21%	12.21%	12.21%	12.21%	12.21%	12.21%	12.21%

Term Notes (variable rate)	$265	$2,693	$926	$926	—	—	$4,810	$4,810
Avg. Interest rate	3.93%	3.93%	3.93%	3.93%	—	—	3.93%	3.93%
Vendor Financing (variable rate)	$8,283	$1,244	$755	$201	—	—	$10,483	$10,483
Avg. Interest rate	10.83%	—	—	—	—	—	10.83%	10.83%

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

During January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at November 10, 2004 was pesos 2.98 = $1.00. Devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. There could occur during the remainder of 2004 increases to our consolidated results that would result from transaction gains or losses on our dollar-denominated monetary assets and liabilities. Potential balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings. Our management is continuing to assess the impact that the events in Argentina could have on our consolidated results of operations and financial condition.

Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that were mandatorily converted to pesos under the “pesification” decree are to be adjusted pursuant to an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate completely the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currency and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to any other consumer or other price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate risks. At September 30, 2004 , the real traded at a rate of R2.87 = $1.00.

As discussed above, in response to political and economic turmoil currently affecting Venezuela, that country’s government imposed foreign exchange and price controls during February 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. As of September 30, 2004, approximately $5.1 million of our cash and cash equivalents were held in Venezuelan bolivars by IMPSAT Venezuela. At December 31, 2002, the bolivar traded at a rate of Bs.1,392 = $1.00, at December 31, 2003, it traded at a rate of Bs.1,600.00 = $1.00, and at September 30, 2004, it traded at the rate of approximately Bs.1,920 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls. If the U.S. dollar value of our cash and cash equivalents denominated in bolivars were to decline as a result of the devaluation of the bolivar prior to the time when we were permitted to repatriate these funds, we would recognize a loss.

Net revenues from services from our Argentine operations for the three months ended September 30, 2004 and 2003 represented approximately 27.6% and 27.4% of our total net revenues from services for such periods. Net revenues from services from our Brazilian operations for the three months ended September 30, 2004 and 2003 represented approximately 14.6% and 14.4% of our total net revenues from services for such periods. Our net revenues from services in Venezuela accounted for 14.5% and 15.6% of our total revenues from services for the three months ended September 30, 2004 and 2003.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the management of IMPSAT Fiber Networks, Inc. (“IMPSAT”), including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of IMPSAT’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based upon that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of September 30, 2004. There were no changes in IMPSAT’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Index:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (filed on March 26, 2003 as Exhibit No. 2.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

3.2	Restated Bylaws of the Company (filed on March 26, 2003 as Exhibit No. 2.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

4.1	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 – Series A, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.2	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 – Series B, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.2 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.3	Disclosure Statement Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.4	Plan of Reorganization of the Company Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.5	Order Confirming the Company’s Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated December 16, 2002 (filed on December 19, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.6	Registration Rights Agreement among the Company, IMPSAT Argentina and the security holders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 4.6 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.7	Specimen Common Stock Certificate (filed on March 26, 2003 as Exhibit No. 2.6 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

4.8	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated as of March 25, 2003 (including form of Warrant) (filed on April 15, 2003 as Exhibit 4.8 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

9.1	2003 Stock Incentive Plan (filed on April 15, 2003 as Exhibit 9.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

Exhibit No.	Description
10.1	Amended and Restated Financing Agreement among IMPSAT Argentina, Nortel Networks Limited, and Deutsche Bank Trust Company Americas and the Lenders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 10.4 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.1: Amended and Restated Financing Agreement between IMPSAT Brazil and Nortel Networks Limited, dated as of March 25, 2003.

10.2	Employment Agreement between Ricardo A. Verdaguer and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.5 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference).

10.3	Employment Agreement between Hector R. Alonso and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.6 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference).

10.4	Letter Agreement between Marcelo Girotti and the Company dated March 25, 2003 (filed on August 14, 2003 as Exhibit 10.7 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreements were not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.4: Letter Agreement between Mariano Torre Gomez and the Company dated March 25, 2003; Letter Agreement between Matias Heinrich and the Company dated March 25, 2003; Letter Agreement between Alexander Rivelis and the Company dated March 25, 2003.

21.1	List of subsidiaries of the registrants (incorporated by reference to the “Business — General” section of the Company’s 2003 Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, in the capacity and on the date indicated.

IMPSAT Fiber Networks, Inc.

By:	/s/ Héctor Alonso
Héctor Alonso
Chief Financial Officer

Date:	November 15, 2004