Form 10-K
period 2004-12-31
IMPSAT FIBER NETWORKS INC
filed 2005-03-31
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of our common stock held by non-affiliates was approximately $9.9 million as of June 30, 2004, the last business day of our most recently completed second fiscal quarter (based upon the closing price for the common stock as reported on such date by the Nasdaq Over-The-Counter Bulletin Board).

There were 10,116,100 shares of common stock outstanding on March 24, 2005.

Portions of our Proxy Statement to be delivered to security-holders in connection with the Annual Meeting to be held on April 29, 2005 are incorporated by reference into Part III of this Report.

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

We will need to refinance a significant portion of our indebtedness

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

Beginning in March 2005, we are required to repay in installments the principal amount of our restructured senior debt owed by our subsidiaries to certain of their vendor financiers who elected to participate in the Plan. In addition, interest on the guaranteed senior notes issued under the Plan, which we refer to as the Senior Notes, that was payable in kind between the Effective Date and March 28, 2005, is required to be paid in cash commencing in the third quarter of 2005. Our current projections contemplate that we will be required to refinance a portion of our indebtedness coming due for repayment in the next several years because we will not have sufficient internally-generated funds to do so. Our inability to successfully refinance such indebtedness as it comes due would have a material adverse effect on our company and would raise doubts as to our ability to continue as a going concern for a reasonable period of time.

A significant portion of the indebtedness coming due in 2005 and thereafter is held by affiliates of certain members of our board of directors. Accordingly, a special committee of the Company’s board of directors has been formed to explore recapitalization alternatives. These alternatives may take the form of a repurchase, refinancing or rescheduling of the payment terms of the indebtedness of the Company and/or its operating subsidiaries, a potential capital infusion, or other types of transactions. There can be no assurance, however, that any such transaction will be successfully consummated.

We have a history of incurring losses that may make it difficult to fund our future operations

We recorded net losses of $154.1 million in 2000, $715.3 million in 2001 and $204.5 million in 2002. In 2003, we recorded net income of $740.5 million, which net income was attributable to the effect of the financial restructuring that resulted from the consummation of the Plan and related transactions. In 2004, we recorded a net loss of $14.2 million. Increased competition, adverse economic conditions in our countries of operation and other factors have negatively affected our financial condition and business operations. Our revenues may not be capable of funding our operations and repaying our indebtedness when due. We will need to raise additional financing to achieve and sustain profitability, and to fund our operating requirements.

We continued to be leveraged and our debt service requirements make us more vulnerable to economic downturns in the markets we service or in the economy in general

Our current indebtedness restricts our ability to obtain additional financing and, because we may be more leveraged than some of our competitors, may place us at a competitive disadvantage. Also, the indentures and amended financing agreements that we entered into in connection with our emergence from bankruptcy contain covenants that impose operating and financial restrictions on us. These covenants could adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities that may be in our interest. In the fourth quarter of 2004, IMPSAT Brazil failed to comply with certain financial ratios on its approximately $90.8 million of senior secured vendor financing indebtedness. Although we obtained a waiver of the non-compliance for that quarter from the lender, we cannot guarantee that the lender will grant any required waivers in the future. If we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt. Our total indebtedness as of December 31, 2004 was $281.1 million.

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

As a result of the implementation of the Plan, our initial board of directors were nominated by certain initial holders of our securities. As long as these initial holders continue to hold a certain percentage of our common stock, common stockholders will not have the right to elect individuals to our board of directors.

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

Our historical financial information is not comparable to our current financial condition and results of operations

As a result of emergence from bankruptcy during March 2003, we have been operating our business with a new capital structure since April 1, 2003. We were also subject to fresh-start reporting prescribed by accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP. Accordingly, our financial condition and results of operation for the periods prior to April 1, 2003 are not comparable to results of operations reflected in our historical financial statements, making it difficult to assess our future prospects based on historical performance.

Risk Related to Our Business

Economic and political conditions in Latin America pose numerous risks to our operations

Substantially all of our revenues are derived from operations in Latin America. During 2003 and 2004, approximately 26.6% and 31.6% of our consolidated net revenues were provided by IMPSAT Argentina, and approximately 24.8% and 24.9% were provided by IMPSAT Colombia. Our company also has operations in Venezuela, Brazil, the United States, Ecuador, Chile and Peru. Of these, Argentina, Brazil, Venezuela, Ecuador and Peru, where we have significant operations, have experienced political and economic instability in recent years. Moreover, as events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political crises elsewhere in the region. Furthermore, events in recent years in other developing markets have placed pressures on the stability of the currencies of a number of countries in Latin America, including Argentina, Brazil, Colombia and Venezuela. While certain areas in the Latin American region have experienced economic growth, this recovery remains fragile. Pressures on the local currencies in the countries in which we operate are likely to have an adverse effect on many of our customers, which, in turn, could adversely affect us. Volatility in regional currencies and capital markets has also had an adverse effect on our ability and that of our customers to gain access to international capital markets for necessary financing and refinancing. A lack of international capital sources for emerging market borrowers could have a material adverse effect on us and many of our customers.

Notwithstanding these circumstances, the economic and political landscapes in Latin America have demonstrated signs of improvement in recent years. According to published reports, during 2004 Argentina’s gross domestic product (GDP) grew by 8.8% and Brazil’s GDP grew by 5.2%. During 2004, Colombia’s GDP grew by 3.74% and Venezuela’s GDP increased by 17.3%.

While Argentina appears to be economically recovering it still faces political and financial instability

A significant portion of our operations, properties and customers are located in Argentina. Net revenues from our Argentine operations, acting through IMPSAT Argentina, for each of 2003 and 2004 represented approximately 26.6% and 31.6% of our consolidated net revenues during those years. Accordingly, our financial condition and results of operations depend to a significant extent on macroeconomic and political conditions prevailing from time to time in Argentina.

The Argentine economy has experienced significant volatility in recent decades, including numerous periods of low or negative growth and high and variable levels of inflation and devaluation. Since the peak of the most recent economic crisis during the first half of 2002, Argentina’s economy has experienced positive growth. The gross domestic product increased during 2003 by 8.4%, and although the value of Argentina’s currency showed volatility compared to the U.S. dollar, it stabilized in 2004. As further indication of the improvement, the gross domestic product continued its upward trend in 2004, increasing by 8.8%. However, there can be no assurance that the Argentine economy will continue to grow at current rates, or at all, in the future. If Argentina’s economic growth slows, stops or contracts, there could result a material adverse effect on IMPSAT Argentina’s and our consolidated cash flows, financial condition and results of operations.

The economic crisis in 2001 and 2002 resulted in the withdrawal of a significant amount of deposits from the Argentine financial system in a short period of time. This precipitated a liquidity crisis, which prompted the Argentine government to impose exchange controls and transfer restrictions and to require the conversion of dollar deposits and loans into pesos at asymmetric rates for depositors and financial institutions. Ultimately, many financial institutions became insolvent. As a result, the Argentine Central Bank was forced to provide substantial financial aid to many banks. Many Argentine financial institutions remain weakened by the effects of the economic crisis and the Argentine government’s response to it, and depositors’ confidence in the financial system remains fragile. In addition, during this economic crisis, political and economic uncertainty and the Argentine government’s emergency economic measures lead to the virtual paralysis of private sector activity. Since that time many companies have ceased operations or filed some form of bankruptcy or reorganization proceeding. The recovery of the private sector is predicated in part on economic growth and in part on the ability of many private sector companies to restructure their own defaulted debt obligations with domestic and international creditors and gain access to financing. If the private sector fails to recover fully, Argentina’s economic growth could be adversely affected, which would have a material adverse effect on us and many of our customers.

In December 2001, Argentina’s government declared a “freeze” on further payments on its outstanding sovereign debt, among other measures. Since that time, the Argentine government has explored alternatives to refinance that debt. On September 11, 2003, Argentina was able to reach an agreement with the International Monetary Fund (the “IMF”) to refinance $31 billion of indebtedness with the IMF, staged over a three-year period. In return, Argentina agreed to implement economic reform and to negotiate with private creditors of over $80 billion of sovereign indebtedness upon which Argentina had defaulted. Since then, Argentina has at times engaged in lengthy negotiations with the IMF and other multilateral institutions and has faced various suspensions of scheduled disbursements and incurred payment delays. In August 2004, the IMF announced a delay of its quarterly review of Argentina’s compliance with the conditions of the September 2003 stand-by agreement in order to further assess the country’s compliance with required structural reforms and its progress in the renegotiation of utility contracts and in the debt restructuring process. The Argentine government subsequently announced that it would postpone further negotiations with the IMF through December 31, 2004 (and, consequently, forego additional IMF disbursements totaling $1.8 billion prior to that date), in order to concentrate on the restructuring of its defaulted debt.

On June 1, 2004, the Argentine government announced a proposal for the restructuring of Argentina’s defaulted external indebtedness. On December 9, 2004, President Kirchner signed two decrees officially authorizing a global debt exchange offer to restructure external indebtedness owed to external private creditors. In the months following the launch of the Argentine government’s external debt restructuring proposals, the plan was vigorously rejected by a host of different informal creditor groups, which lobbied with institutional and individual investors and international financial agencies for substantial amendments and sought support from the IMF, among others, for curtailing further aid to Argentina until desired amendments were made to the Argentine government’s proposal. Despite this opposition, in February 2005, a large majority of these creditors agreed to exchange their defaulted debt for new bonds worth approximately 35 cents on the dollar. As a consequence of its default on its sovereign debt, Argentina presently lacks access to financing from private international capital markets and other private sources. This lack of access to private financing is expected to continue. Argentina is therefore likely to depend on the IMF and other multilateral lending as its main source of foreign capital in the near- to medium-term. As a consequence, if Argentina fails to meet the performance criteria under its IMF program or the IMF otherwise decreases its lending to Argentina, Argentina’s limited access to foreign capital could be curtailed, which could have a material adverse effect on Argentina’s economic prospects. These circumstances could have a material adverse effect on IMPSAT Argentina’s and our consolidated cash flows, financial condition and results of operations.

Although the Argentine peso has appreciated, the continued political and financial instability could adversely affect its valuation

Following the collapse of Argentina’s dollar-peso parity regime and the implementation of a floating exchange rate system in early 2002, the peso has fluctuated significantly. After trading as low as 3.87 pesos to the U.S. dollar in June 2002, it has generally appreciated against the U.S. dollar since early 2003. At December 31, 2003, the exchange rate was 2.95 pesos to the U.S. dollar, and at December 31, 2004, the exchange rate was 2.98 pesos to the U.S. dollar. A devaluation of the Argentine peso would affect our consolidated financial statements by generating foreign exchange transaction gains or losses on dollar-denominated monetary assets and liabilities of IMPSAT Argentina and generally would result in a decrease, in U.S. dollar terms, in our revenues, costs and expenses in Argentina.

In February 2002, the Argentine government instituted the “pesification” decree. Generally, this decree mandates that all monetary obligations arising from agreements subject to Argentine law denominated in foreign currency and existing as of January 6, 2002 are mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso. Contracts denominated in pesos before the decree continued to be denominated in pesos, unaffected by the decree. Currently, a significant number of IMPSAT Argentina’s customer contracts (approximately 56.4% of such contracts) and a large percentage of its operating cash inflows (approximately 43.6% of such cash flows) are now denominated in pesos. However, IMPSAT

Argentina’s debt service payments and a significant portion of its costs (including capital equipment purchases and payments for certain leased satellite and terrestrial capacity) remain denominated and payable in U.S. dollars. Accordingly, our financial condition and results of operations in Argentina are dependent upon IMPSAT Argentina’s ability to generate sufficient pesos (in U.S. dollar terms) to pay its costs, expenses and to satisfy its debt service requirements. New developments which result in devaluation of the peso against the U.S. dollar could have a material adverse effect on our consolidated cash flows, financial condition, and results of operations.

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

Brazilian economic and political conditions may have a direct impact on our operations

Brazil, as the largest country and economy in Latin America, represents a significant existing and potential market for us. Our company, acting through IMPSAT Brazil, has expanded its operations in Brazil since that subsidiary’s inception in 1998. Revenues from services from our Brazilian operations for 2003 and 2004 represented approximately 13.8% and 14.7%, respectively, of our consolidated net revenues for such periods. For 2004, our operations in Brazil represented the third largest source of revenues among the eight countries in which we operate. Accordingly, our operations in Brazil subject our financial condition and results of operations to various additional economic and political risks.

Our business, financial condition and result of operations in Brazil may be adversely affected by changes in policy involving factors outside of our control, such as monetary and fiscal policies, currency fluctuations, energy shortages, and, other political, social and economic developments in or affecting Brazil.

In early 1999, the Brazilian government allowed the real to float freely, resulting in a 38% devaluation against the U.S. dollar from January 14, 1999 through December 31, 2000. From 2000 through 2002, Brazil’s currency experienced further significant devaluations against the U.S. dollar. These had a negative effect on our real-denominated revenues. In addition, currency devaluations can also create inflationary pressures. Inflation itself, as well as some governmental measures to combat inflation, had significant negative effects on the Brazilian economy in the past. However, at December 31, 2003 and 2004, Brazil’s currency had appreciated against the U.S. dollar by 18.1% and 8.3%, respectively.

At December 31, 2003, the real traded at a rate of R$3.53 = $1.00. During 2004, the real appreciated further, trading at a rate of R$2.65=$1.00 at December 31, 2004. At March 15, 2005, the real traded at a rate of R$2.76 = $1.00. Brazil’s GDP contracted by around 0.2% during 2003, but increased by 5.2% in 2004, its best performance since 1994. Despite appreciation of the real against the U.S. dollar during 2004, the stabilization of inflation, and expansion in the economy, growth slowed in the fourth quarter of 2004, raising cautions about the economic rebound’s sustainability. Failure to successfully implement necessary economic reforms and measures to preserve social and political stability and achieve economic growth in Brazil could prompt adverse responses from the international capital markets and investor community and halt or reverse any economic recovery in that country. The political and economic volatility in Brazil have had, and can be expected to continue to have, a material adverse effect on IMPSAT Brazil’s and our overall financial condition and results of operations.

Recent civil and political unrest in Venezuela may have an adverse impact on our operations

In April 2002, a general strike and violent civil unrest in Venezuela directed against the policies of that country’s head of state, President Hugo Chavez, forced Mr. Chavez from office. Less than two days later, strong support from tens of thousands of pro-Chavez demonstrators led to Mr. Chavez’s reinstatement. In December 2002, opposition groups again launched a nationwide labor strike. The strike, which lasted for two months, brought the Venezuelan economy to an almost standstill and severely curtailed the production and export of oil, the major source of Venezuela’s foreign exchange. In August 2004, opponents of Mr. Chavez conducted a recall referendum in accordance with the Venezuelan constitution regarding whether Mr. Chavez should be allowed to complete his remaining term in office, or be recalled. Over 59% of those voting in the referendum voted to retain President Chavez for the remainder of his term ending 2006.

Venezuela’s political instability in 2003 caused many private businesses throughout the country to close temporarily and disrupted Venezuela’s petroleum industry, which provides the government with more than half its revenue. Gross domestic product was adversely affected in 2003, with a decrease of 7.7%. In response, the Venezuelan government imposed foreign exchange and price controls beginning in February 2003, which make it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At December 31, 2002, the bolivar traded at a rate of Bs.1,392 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls. On February 9, 2004, the bolivar was further devalued by the government to Bs.1,920 = $1.00, which remained at December 31, 2004. On March 3, 2005, the Venezuelan government again devalued its currency by 10.7%, to Bs. 2,150 = $1.00. A devaluation of the bolivar results in a loss in U.S. dollar terms on our monetary assets denominated in bolivars. Continuation or worsening of these volatile political and economic conditions in Venezuela could materially and adversely impact our future business, operations, financial condition and results of operations.

We are vulnerable to currency fluctuations, devaluations and restrictions that may increase our losses and cause fluctuations in our operating results

A significant portion of our costs, including lease payments for certain satellite and fiber optic capacity, purchases of capital equipment, and payments of interest and principal on our indebtedness is payable in U.S. dollars. Our results of operations and financial conditions are therefore vulnerable to currency devaluations. Following the “pesification” decree, our contracts that were governed by Argentine law, denominated in foreign currency and existing as of January 6, 2002 were mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso, subject to adjustment pursuant to the Argentine CER consumer price index. In Brazil, our customer contracts with Brazilian counterparties cannot be denominated in U.S. dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar, although we are permitted to amend the pricing of our services for our long-term telecommunications service contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. The inflation adjustment provisions in these laws do not eliminate completely the currency exchange risk facing our operations in Argentina and Brazil. For example, contracts entered into between Argentine parties after the “pesification” decree’s enactment that are initially denominated in pesos may not thereafter be adjusted according to the CER or any other consumer price index. Also, changes in the consumer price indices in Argentina and Brazil may lag or be lower than changes in the exchange rate between the Argentine and Brazil local currency and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Our operations in Argentina and Brazil represented a significant portion of our consolidated net revenues in 2004. Accordingly, our operations in Argentina and Brazil have exposed us, and will increase our exposure, to exchange rate risks.

Except in Argentina and Brazil, the contracts of the Company and its subsidiaries with customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our net revenues during 2004. However, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, our operations in those other countries are also exposed to exchange rate risk.

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

Our earnings will deteriorate if we cannot collect on our customer accounts

As of December 31, 2004, our gross trade accounts receivable were $41.4 million compared to $51.6 million as of December 31, 2003. We recorded a net reversal of a provision for doubtful accounts of $3.9 million in 2004 compared to a provision of $2.9 million in 2003. At December 31, 2004, our allowance for doubtful accounts covered approximately 115% of our gross trade accounts receivable past due more than six months, compared to 106.3% as of December 31, 2003. As our business increases with small and medium customers and in relation to any economic contractions in our principal countries of operation, we may experience an increase in uncollectable accounts receivable. For example, we anticipate that we could experience an increase in our uncollectable accounts receivables in Venezuela because of the political and financial instability in that country, and the resultant adverse impact on the creditworthiness and solvency of our customers there (see “—Economic and political conditions in Latin America pose numerous risks to our operations”). Difficulties in collecting amounts due from our customers could have a material adverse effect on our business, results of operations and financial condition.

We face numerous risks that could adversely affect our Broadband Network

Operating the Broadband Network may have a negative impact on our results of operations

Our operation of the Broadband Network, which may include the expansion into new services for our business customers, could involve any one or more of the following:

•	regulatory risks, including obtaining the appropriate licenses;

•	capital expenditures; and

•	competition from large, well-financed international telecommunications carriers.

Our ability to obtain new capital that we might require in the future may be negatively affected by many factors beyond our control

Our future capital requirements will depend upon many factors, including:

•	the cost, timing and extent of upgrading or maintaining our networks and services;

•	our enhancement and development of services, directly or through our subsidiaries;

•	our ability to react to developments in the industry, including regulatory changes;

•	the need to enter into market segments with higher volumes but lower margins;

•	the status of competing services; and

•	our results of operations.

Further development of the Broadband Network will require additional resources that we may not have

We may need to adapt the Broadband Network to respond to:

•	requests by our customers for coverage of our Broadband Network beyond its existing footprint;

•	changes in our customers’ service requirements; and

•	technological advances by our competitors.

We may require additional financial, operational and managerial resources to expand or adapt the Broadband Network to accommodate new services and technologies. If we are unable to expand or adapt the Broadband Network to respond to these developments on a timely basis, and at a commercially reasonable cost, our business may be materially adversely affected.

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

We cannot predict the effect of technological changes, such as changes relating to emerging wireline and wireless transmission technologies and the use of the Internet for traditional voice, data or other broadband services, on our business. In addition, it is impossible for us to predict with any certainty which emergent technology relevant to our business will prove to be the most economic, efficient or capable of attracting new customers. A reduction in the demand for data transmission services or a failure by us to obtain and adapt to new technology in our markets could have a material adverse effect on our ability to compete successfully.

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

For example, Telecom Argentina and Telefonica are the PTOs in Argentina. In Brazil, our principal competitors are Embratel (Telmex), Brasil Telecom, Telefonica, and Telemar.

In the future, the PTOs may devote substantially more resources to the sale, marketing and provision of services that compete with us, which could have a material adverse effect on our business, results of operations and financial condition.

International telecommunications carriers have greater resources than we do

We also compete with operators of satellite data transmission networks and terrestrial telecommunications links and face actual or potential competition from large international telecommunications carriers and from other industry participants. International telecommunications carriers, whose principal focus has traditionally been long distance telephony services, may increasingly focus on the private telecommunications network systems segment of the telecommunications market as deregulation continues. Many of these potential competitors have substantially greater financial and other resources than we do. In addition, consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry could give rise to significant new competitors.

Our competitors could take advantage of new or competing technologies to our detriment

Although we believe we have the flexibility to act quickly to take advantage of any significant technological development, new competing technologies may negatively affect our business. For example, technologies such as digital subscriber line, or DSL, significantly enhances the speed of traditional copper lines. DSL or other technologies enable our PTO competitors to offer high-speed services without undergoing the expense of replacing their existing copper networks. Widespread use of DSL in our markets could materially improve the “last mile” advantage held by our competitors. Our telecommunications network services also may face competition from entities that use new or emerging voice and data transmission services or technologies that currently are not widely available in Latin America. Furthermore, competing technologies may gain market and commercial acceptance. We are limited by our existing cash resources and our anticipated constraints on availability of financing from making any significant capital expenditures to acquire any new technologies. If these developing or new technologies are successful, they may provide significant long-term competition that could have a material adverse effect on our business, results of operations and financial condition.

Downturn in the telecommunications industry could negatively affect our operations

Regional economic difficulties, which occurred during the last several years, have had a materially negative impact on the telecommunications market in Latin America. The rate at which the industry improves is critical to our ability to improve overall financial performance. The financial difficulties experienced by other participants in the telecommunications industry resulted in some of our competitors purchasing the assets of these troubled companies. This consolidation, in some cases, has resulted in multiple smaller competitors being absorbed into relatively few large entities (with significantly greater financial and other resources than we have, including greater access to financing), thereby increasing the operating profit margin pressures that we face. In particular, Spain’s Telefonica S.A. and Telmex (Telefonos de Mexico S.A. de C.V.) have significantly expanded their presence and acquisitions in recent years in the Latin American region. As a result of this industry consolidation, potential customers and suppliers may prefer to do business with competitors that have greater financial and other resources.

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

We may need to improve the footprint of our metropolitan area networks

We operate 15 metropolitan area networks in Argentina, Colombia, Brazil, Venezuela, Ecuador and Peru (see “Item 2—Properties—Metropolitan Area Networks”). In those countries, the coverage footprints of our metropolitan area networks are generally smaller than those of the dominant PTO or incumbent carriers. Accordingly, in order to maintain or improve our competitive position in those markets, we might be required to incur capital expenditures to expand the footprints of our metropolitan area networks in future periods. There can be no assurance that we will have the capital resources necessary to make an investment in any such expansion of our metropolitan area networks.

PART I

Item 1.	BUSINESS

General

We are a provider of private telecommunications network and Internet services. We offer integrated data, voice, data center and Internet solutions, with an emphasis on broadband transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. We have operations in Argentina, Colombia, Brazil, Venezuela, Ecuador, Chile, Peru and the United States and also provide our services in other countries in Latin America and the Caribbean. We provide telecommunications, data center and Internet services through our networks, which consist of owned fiber optic and wireless links, teleports, earth stations and leased fiber optic and satellite links. We own and operate 15 metropolitan area networks in some of the largest cities in Latin America, including Buenos Aires, Bogotá, Caracas, Quito, Guayaquil, Rio de Janeiro and São Paulo.

In the fourth quarter of 2000, we completed the construction of an extensive pan-Latin American broadband fiber optic network (which we call our Broadband Network) connecting major cities across Argentina and Brazil, and the commencement of commercial operation of the full Broadband Network in those locations. At December 31, 2004, the Broadband Network comprised 15 metropolitan area fiber optic networks and wireless links, extending over 1,000 route kilometers, 15 IMPSAT-owned and operated data centers, in the largest cities in Argentina, Brazil, Colombia and Peru, and long-haul fiber optic backbones in Brazil, Argentina, Chile and Colombia extending over 8,880 route kilometers. Our Broadband Network uses advanced transmission technologies, including dense wave division multiplexing, or DWDM, asynchronous transfer mode, or ATM, and Internet protocol, or IP.

IMPSAT Corporation was organized in 1994 as a Delaware holding company to combine the IMPSAT businesses in Argentina, Colombia and Venezuela. Our operations started in Argentina in 1990 under the name

IMPSAT S.A. (IMPSAT Argentina). We began operations outside of Argentina with the establishment of IMPSAT S.A. (IMPSAT Colombia) in 1991 and the establishment of Telecomunicaciones Impsat S.A. (IMPSAT Venezuela) in 1992. New operating subsidiaries were created in Ecuador (Impsatel del Ecuador S.A., which we call IMPSAT Ecuador), in the United States (IMPSAT USA, Inc.) in 1995 and in Brazil (Impsat Comunicacoes Ltda., which we call IMPSAT Brazil) in 1998. In January 2000, we changed our company’s name from IMPSAT Corporation to IMPSAT Fiber Networks, Inc. During 2001, we commenced operations in Chile (Impsat Chile S.A., or IMPSAT Chile) and Peru (Impsat S.A., or IMPSAT Peru).

On June 11, 2002, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the bankruptcy court. On September 4, 2002, we filed the Plan with the bankruptcy court. During our bankruptcy proceedings, we operated our business and managed our assets in the ordinary course as a debtor-in-possession. By order dated December 16, 2002, the bankruptcy court confirmed the Plan. In accordance with the terms of the Plan, we formally emerged from bankruptcy on the Effective Date, March 25, 2003. As a result of our Chapter 11 reorganization we reduced our principal and accrued interest by over $700 million.

Our Organizational Structure

In 2003, in conjunction with our financial reorganization, we implemented a new organizational structure in an effort to enhance the Company’s operating efficiency and strengthen our position in the new global competitive landscape.

Our former organizational structure, which divided the Company’s operations into geographic regions, created unintended impediments to our ability to offer our customers integrated solutions to their telecommunications requirements and posed a challenge to the development of new products to capitalize on the benefits of our pan-Latin American regional Broadband Network. As a result, we adapted our new structure to consist of four organizational units:

•	Sales & Services, which is responsible for sales and ensuring customer satisfaction with Impsat services;

•	Products & Marketing, which manages our comprehensive portfolio of products, product upgrades, new product development and launches;

•	Network Operations, which administrates our telecommunications infrastructure and searches for the most efficient technologies available in the market; and

•	Corporate Services, which provides support to our Sales and Services, Product and Marketing and Network Operations through its five subdivisions: Administration and Audit, Finance and Treasury, Human Resources, Planning and Control, and Process and Information Technology.

These four units have a mandate to provide consistent delivery of services to our customers across the Company and are expected to serve as the foundation for our success and sustained growth. Our new structure is intended to enable us to focus on our customers’ needs and clearly define accountability within our organization. Furthermore, it will assist us in gaining control over our expenses and investments and improving our operational efficiency. We believe that these changes to our operating structure played an important role in 2003 and 2004 in the Company’s achievement of operating and earnings margins which we expect will continue into 2005.

Our Services

Our comprehensive telecommunications solutions consist of any combination of our service offerings, including the enhanced and additional services that we are able to offer using our Broadband Network. We currently classify these service offerings into the following four categories: broadband and satellite data transmission services; value-added services; internet services; and telephony services.

Data Transmission Services. We offer our customers a broad range of end-to-end network service combinations for their point-to-point and point-to-multipoint telecommunications needs, ranging from simple connections to customized private network solutions. We offer our network services over our proprietary and leased networks, which are comprised of metropolitan area fiber optic rings and wireless networks, fiber optic and satellite links.

•	Connection Services. Our customers can purchase clear channels, frame relay services, ATM services, IP multiple protocol label switching (IP MPLS) services and IP digital connection services to support their specific transmission requirements. Clear channels are typically purchased by customers that constantly transmit large amounts of voice, data and video traffic. Frame relay, IP MPLS and ATM services are typically purchased by customers requiring reliable and rapid transmission of variable amounts of voice, data and video traffic. However, more and more companies are selecting IP Services to meet their transmission requirements. We typically offer our clear channel connection services from 2 million bits per second, or Mbps, to 155 Mbps of capacity. Our frame relay and IP MPLS services are typically offered from 128 Kbps to 2 Mbps and we intend to offer our ATM services from 2 Mbps to 155 Mbps. In addition, we offer digital connections using Internet protocol (LAN Switching – local area network switching) with interfaces of 10 Mbps to 100 Mbps as one of our options for local data network solutions.

•	Private Network Services. For customers that require significant bandwidth and reliable data transmission between a number of sites, we offer customized private networks that combine fiber optic, fixed wireless and satellite technology. We also provide them with a variety of other integrated services including outsourcing network management services, VoIP and video conferencing, monitoring, trouble shooting reports, quality control and value-added services. Our consultative sales process ensures that each private network is designed to meet the evolving specific business and systems requirements of each customer. We also offer services such as video conferencing and remote learning as part of our private network services.

Value-Added Services. We offer value-added services, including secure web and applications hosting services, through our advanced data center facilities. We also offer information technology solutions and data center services designed to facilitate our customer’s e-business and e-commerce needs and optimize our customers’ business processes.

•	Data Center Services. We have established 15 data center facilities that offer hosting services by integrating our broadband services with advanced value-added solutions in the region. We offer our clients a complete set of data center services ranging from housing and hosting, to more complex managed solutions, including disaster recovery, applications management and security services, in order to manage mission critical applications. We also offer co-location services to carriers, including the rental of secure space, equipment provisioning and operation, maintenance services and interconnections in meet-me-room facilities.

•	Information Technology Solutions. As part of our end-to-end solutions, we also offer a variety of information technology services, including the design, installation and integration of intranets, extranets and virtual private data networks, through which our customers can conduct business in a secure environment as well as integrate these new systems with their legacy telecommunications systems. In addition, we offer an outsourcing solution for customers that do not have the technical personnel or choose not to operate, manage and maintain their telecommunications systems and networks.

Internet Services. We have offered Internet access services to corporate and ISP customers since 1996. Our Broadband Network links our Latin American Internet backbone, which is managed as a single autonomous system, to the U.S. Internet through our U.S.-based point of presence using our fiber optic links in addition to our leased satellite links. With the objective of positioning ourselves as the Latin America Internet Backbone, we have deployed a series of data centers within the region utilizing top-tier Internet service providers such as Cable & Wireless (currently Savvis) and Qwest, and also take advantage of the data centers deployed within the region.

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

Telephony Services. We provide switched telephony services as permitted by the licenses granted in the countries where we operate. In Argentina and Peru we offer basic local and long distance services as well as a complete portfolio of added value services, including toll-free numbers, calling cards, VoIP services, public telephony and wholesale long distance services to carriers. In Brazil, we have a restrictive license, which enables us to provide only basic local telephony in the Sao Paulo area, as well as domestic long-distance within Brazil. In Chile and the United States, where we are limited to wholesale international long-distance, we are interconnected with major international carriers. The switching platform that supports the telephony operations includes both traditional circuit and new packet switching technologies.

The following table shows our company’s net revenues breakdown by service for the years ended December 31, 2002, 2003 and 2004:

	Predecessor Company December, 31 2002	Combined Predecessor & Successor Company December, 31 2003	% change(1)	Successor Company December 31, 2004	% change(1)

	(dollar amounts in thousands)
Broadband and satellite	$173,265	$162,237	(6.4)%	$161,964	(0.2)%
Internet	27,243	24,041	(11.8)	26,125	8.7
Value added services(2)	14,191	15,338	8.1	16,674	8.7
Telephony	14,327	17,674	23.4	21,673	22.6

Total net revenues from services	$229,026	$219,290	(4.3)%	$226,436	3.3%

(1)	Increase (decrease) compared to previous year.
(2)	“Value added services” includes revenues from our data center services, systems integration and other information technology solutions services.

The Broadband Network

Our Broadband Network, comprised of both fiber and satellite, enables us to provide high capacity, high speed telecommunications services across Latin America. Our Broadband Network comprises:

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

Our Broadband Network is a fully integrated terrestrial fiber optic network connecting Santiago, Chile; Buenos Aires, Argentina; and São Paulo and Rio de Janeiro, Brazil with points in between, combined with satellite capabilities which allow us to connect to all other locations in Latin America, the Caribbean and the United States.

Customers

Overview. We have grown rapidly since the commencement of our operations in 1990. Our customer base has increased from 125 corporate customers in two countries at December 31, 1992 to 3,314 corporate customers in eight countries at December 31, 2004. Larger entities, which often have significant needs for reliable, cost-effective data transmissions and other telecommunications services, were the first to use our customized telecommunications services. As a result, a significant portion of our revenues has been derived from our largest customers. A significant number of our customers, including a number of our largest customers, are in Argentina and Colombia, which, having commenced in 1990 and 1992, respectively, are the locations of our longest-standing operations. Our customer base in Brazil has grown from 48 at the end of 1998 to 451 at the end of 2004. As our business further matures and as we extend the operation of the Broadband Network, we expect that the average size of our customers will decline.

Our customers consist of financial institutions, major governmental agencies, and leading national and multinational corporations and private sector companies, including Global Crossing Ltd., Instituto Nacional de Hipodromos, British Telecom, and the Government of the Province of Buenos Aires. Our ten largest customers accounted for approximately 18.7% of our revenues in 2004 and approximately 19.0% in 2003.

Our ten largest customers as of December 31, 2004 were:

•	subsidiaries of Global Crossing Ltd., a Bermuda-headquartered corporation that offers carrier’s carrier and wholesale telecommunications services over worldwide terrestrial and submarine fiber optic networks

•	Instituto Nacional de Hipodromos, a Venezuelan horse racing track

•	British Telecom, one of Europe’s leading providers of telecommunications services

•	Government of the Province of Buenos Aires, the local government of the province of Buenos Aires

•	Corporacion Nacional de Ahorro y Vivienda, or Conavi, one of Colombia’s largest financial institutions

•	HSBC Bank Brasil S.A., the third-largest privately-owned bank in Brazil

•	AT&T, one of the global leaders in local, long distance, Internet and transaction-based voice and data services

•	Petrobras, Brazil’s largest industrial corporation, a global integrated energy company that explores, produces, refines, markets and transports petroleum and its by-products worldwide, with operations in 11 other countries

•	Confederaçaõ Nacional da Industria, Brazil’s national association of private industrial companies

•	Citicorp Global Technology, Inc.

The following table shows our customer concentration by country as of the dates indicated.

	As of December 31,
Country	2002		2003		2004
	(number of customers and percentage of total)
Argentina	953	36.0%	997	35.6%	1,236	37.3%
Colombia	678	25.6	723	25.8	788	23.8
Brazil	366	13.8	390	13.9	451	13.6
Venezuela	215	8.1	172	6.2	200	6.0
Ecuador	216	8.2	229	8.2	263	7.9
USA	67	2.5	74	2.6	85	2.6
Chile	60	2.3	108	3.9	113	3.4
Peru	70	2.6	106	3.8	178	5.4
Mexico	24	0.9	—	—	—	—

Total	2,649	100%	2,799	100%	3,314	100%

Customer Contracts. Our contracts with our customers have in the past typically ranged in duration from six months to five years and contracts with our private telecommunications network customers have generally been three-year contracts.

Except in Argentina and Brazil, our contracts generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate at the time of invoicing between the local currency and the U.S. dollar. The revenues of our customers are generally denominated in local currencies. Although our customers include some of the largest and most financially sound companies and financial institutions in their markets, devaluation of local currencies relative to the U.S. dollar and foreign exchange controls restricting the exchange or convertibility of such currencies could have a material adverse effect on the ability of our customers to pay us for our services. Currency devaluations and foreign exchange controls could also result in our customers seeking to renegotiate their contracts with us or, alternatively, defaulting on their contracts.

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

In the past, the PTOs and international telecommunications carriers have focused on local and long-distance telephony services. More recently, however, they have focused a degree of attention and resources towards the private telecommunications network systems segment of the telecommunications market, and can be expected to increasingly do so in the future. Several of these entities have significantly greater financial and other resources than we do, including greater access to financing. These competitors may also be able to subsidize their private telecommunications network businesses with revenues from their other business lines.

With the first group of competitors, our further expansion into the telecommunications services market, along with continued deregulation of the telecommunications industry in Latin America, has brought us into more direct competition with the PTOs. Many of the PTOs in the countries where we operate have established and marketed “large customer” or “grand user” business teams in an attempt to provide dedicated services to the type of customer that represents our most important target market.

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

In the third category, major telecommunications carriers, including PTOs, have entered, or indicated their intention to enter, the Latin American telecommunications market as deregulation in Latin America and elsewhere opens new market opportunities. Increasing competition may significantly affect our pricing policies. In particular, PTOs, including Telmex in Mexico and Telefonica in Spain have expanded their regional presence through acquisitions of smaller competitors in specific countries. We cannot assure you that any future competition arising from major telecommunications carriers will not adversely affect our financial condition or results of operations.

Our principal competitors include:

•	Telmex, which is the leading telecommunications company in Mexico (with a publicly reported 17.2 million telephone lines in service, 3.3 million line equivalents for data transmission, 1.7 million Internet accounts and a 75 thousand-kilometer fiber optic digital network), and which offers long distance and basic telephony services, data and video services, Internet access as well as integrated telecommunications solutions for corporate customers in Mexico, and, reinforced by its purchase of the assets of AT&T Latin America in the first quarter of 2004, data, Internet, local and long distance, web hosting, and managed services through its affiliates in Argentina, Brazil, Colombia, Chile and Peru.

•	Spain’s Telefonica S.A., which provides through its affiliates fixed line and cellular telecommunications services, data transmission services and audiovisual content and media services in Spain, Latin America and other regions.

•	Telecom Italia SpA, a global telecommunications provider, which operates through affiliates in Latin America principally the field of mobile telephony (but also fixed-network, Internet, data transmission, telex and telegraphy) services in Argentina (through its ownership stake in Telecom Argentina held through Nortel Inversora), Bolivia, Brazil (through its wholly-owned TIM Brasil Group), Paraguay, Peru (through wholly-owned TIM Peru) and Venezuela (through wholly-owned Corporacion Digitel) with publicly-announced goals of developing a continent-wide GSM network in South America.

•	Portugal Telecom, SGPS, S.A., which, through its subsidiaries, provides wireline services, including fixed lines, data and business solutions and internet-related services; cellular telecommunications services in Portugal and Brazil.

•	Other principal competitors include CTI, Chilesat, and Brasil Telecom.

We cannot assure you that competing technologies will not become available that will negatively affect our position. For example, technologies such as DSL can significantly enhance the speed of traditional copper lines. These technologies enable our PTO competitors to offer customers high-speed services without undergoing the expense of replacing their existing twisted-pair copper networks. This, in turn, could negate our last mile advantage. Our private telecommunications services could also face future competition from entities using or proposing to use new or emerging voice and data transmission services or technologies that are not widely available in Latin America.

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

The principal barriers to entry for prospective providers of private telecommunications network services such as ours are the development of the requisite understanding of customer needs, technological and commercial operating experience, knowledge of and background in working with complex regulatory environments in Latin America and the Caribbean, infrastructure to provide quality services to meet those needs and working capital.

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

Cross-Border Service. We provide integrated data, voice and video transmission between and among forty Latin American and Caribbean countries and the United States. International private line services are traditionally provided by local carriers in each country acting as correspondents and establishing dedicated telecommunications links between their facilities. Due to our pan-Latin American presence, we are often able to offer our service using our own facilities and personnel at both ends of the private line circuit. As a result of this end-to-end control, we maintain customer service and quality assurance at both ends of a link and realize better margins than when we use a correspondent carrier.

In countries where we do not maintain customer premises equipment or where we are not authorized to operate in that fashion, our service uses our facilities in the originating country to connect with a correspondent local carrier in the destination country or vice-versa. To date, we have signed correspondent agreements with carriers in several Latin American and Caribbean countries.

Employees

As of December 31, 2004, we employed a total of 1,236 persons, of whom 302 were employed by IMPSAT Argentina, 197 by IMPSAT Brazil, and 246 by IMPSAT Colombia. Except with respect to our chief executive officer and our chief financial officer, we do not have any long-term employment contracts with any of our employees, including management, and none of our employees are members of any union. We believe that our relations with our employees are good.

Item 2.	PROPERTIES

Metropolitan Area Networks. We operate 15 metropolitan area networks, composed of a combination of fiber optic and microwave links, covering a total of 1,000 route kilometers. Our first metropolitan area network was established in Buenos Aires, Argentina in 1990. In addition, we currently provide services over our metropolitan area networks in Córdoba, Mendoza and Rosario, Argentina; Bogotá, Medellín and Cali, Colombia; Rio de Janeiro, Curitiba, São Paulo and Belo Horizonte, Brazil; Caracas, Venezuela; Quito and Guayaquil, Ecuador; and Lima, Peru.

Since 1995, we have managed and operated a fiber optic network covering 352 route kilometers in Bogotá, Colombia, pursuant to a joint venture with Empresa de Telecomunicaciones de Santafe de Bogotá, the Colombian PTO that provides local telephone service in the Bogotá region. This joint venture expires in 2005, and we do not expect that it will be renewed. We have commenced the construction of our own metropolitan fiber optic network in Bogotá, Columbia. This network will cover only a portion of the area served by our prior network and therefore will require us to lease links from third parties in areas that are not covered by our new dedicated network.

Fiber Optic Long-Haul Capacity. The long-haul segment of our Broadband Network, which comprises a seamless long-haul, high capacity fiber optic backbone extending over 8,880 route kilometers, stretches from Santiago, Chile to Buenos Aires, Argentina, passing through Mendoza, Córdoba and Rosario; in Brazil, it covers Curitiba, Belo Horizonte, Rio de Janeiro and São Paulo. It also includes a fiber optic connection between Paraná, Argentina and Curitiba, Brazil, which is currently unlit. We also own and operate a long haul fiber optic network connecting the cities of Cali, Medellín and Bogotá in Colombia. To link the Broadband Network to other parts of Latin America and the world, we have purchased IRU capacity on Global Crossing Ltd.’s undersea digital fiber optic cable systems (and associated terrestrial capacity) between the United States and Latin America, including Global Crossing’s South American network, as well as leased capacity from other undersea fiber optic cable operations. This capacity enables our company to transmit telecommunications traffic seamlessly from the United States to major countries in South America using the latest fiber optic technology.

Data Centers. To complement our Broadband Network infrastructure, we operate 15 advanced data center hosting facilities with an aggregate of approximately 500,000 gross square feet in major cities in Latin America. These state-of-the-art facilities, which are capable of supporting the most advanced application hosting services, are located in Buenos Aires, Mendoza, Córdoba and Rosario, Argentina; São Paulo, Rio de Janeiro and Curitiba, Brazil; Santiago, Chile; Fort Lauderdale, United States; Bogotá, Colombia; Caracas, Venezuela; Quito, Ecuador; and Lima, Peru.

Teleports. We own and operate teleports in Buenos Aires, Argentina; São Paulo, Brazil; Bogotá, Colombia; Caracas, Venezuela; Quito, Ecuador; Lima, Peru; and Fort Lauderdale, Florida, United States. We also own and operate regional teleports in Mendoza, Córdoba, Rosario, Argentina; Medellín, Cali Colombia; Guayaquil, Ecuador; and Rio de Janeiro and Curitiba, Brazil, as well as operate over 150 other small network nodes.

Satellite Services. Our satellite transmissions use both C-band (4-6 GHz) and Ku-band (11-14 GHz) frequencies. As of December 31, 2004, we had a total available leased capacity of approximately 700 MHz. Our lease payments for satellite capacity totaled approximately $23.7 million in 2004. We will contract for additional leased satellite capacity if business requires. A portion of our satellite capacity is leased by our wholly-owned subsidiary, International Satellite Capacity Holding, Ltd. This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries. We believe that this method of centralizing our leasing of telecommunications capacity provides us with better terms. We are currently in the process of upgrading the technologies used to provide satellite services. We believe this will allow us in the mid term to optimize our satellite capacity, although it might require additional investment.

Item 3.	LEGAL PROCEEDINGS

Chapter 11 Reorganization. As more fully described in Item 1—“Business” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” we sought protection under Chapter 11 of the United States Bankruptcy Code on June 11, 2002. We developed a plan that was confirmed by the bankruptcy court on December 16, 2002. On March 25, 2003, the Plan became effective and we emerged from the proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to the terms of the Plan.

IPO Allocations Class Action. On November 1, 2001, a lawsuit, referred to as the IPO Class Action, was filed in the United States District Court for the Southern District of New York (the “Court”) against our company, certain individuals who were then officers and directors of our company, and the underwriters to our initial public offering. This lawsuit alleged on behalf of a proposed class of all shareholders that our company and its underwriters violated various provisions of the securities laws in connection with an initial public offering in February 2000. Pursuant to the Plan, the plaintiffs in the IPO Class Action received in connection with their claims the assignment of any insurance proceeds that we receive in connection with the litigation, but otherwise the claims of the plaintiffs against us or any of our other assets have been discharged as part of the Plan. In February 2005, further to plaintiffs’ motion, the Court granted preliminary approval for a proposed settlement of the IPO Class Action. The settlement is subject to certain final determinations and a fairness hearing.

Employee Severance Litigation. On December 26, 2003, a lawsuit was filed in an Argentine court against IMPSAT Argentina by the former chairman of the Company’s board of directors, Mr. Enrique Pescarmona. This lawsuit alleged that IMPSAT Argentina failed to pay Mr. Pescarmona severance compensation in the amount of $2.9 million which the plaintiff believes is required by Argentine labor law in connection with his termination from the Company upon the effectiveness of the Plan. The Company believes that it has meritorious defenses to the allegations in the complaints and is defending the litigation vigorously.

We are also involved in or subject to various litigation and legal proceedings incidental to the normal conduct of our business, including with respect to regulatory and foreign tax assessment matters.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted by the Company during the fourth quarter of 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In accordance with the Plan, all pre-existing equity interests of IMPSAT Fiber Networks, Inc. were cancelled on the Effective Date. Our common stock, issued pursuant to the Plan, began to trade on the Nasdaq Over-The-Counter Bulletin Board June 30, 2003 under the new symbol “IMFN.” As of March 24, 2005 there were approximately eight holders of record of our common stock, not including beneficial owners in nominee or street name. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our Senior Notes restrict our ability to pay dividends on our common stock.

The following tables show the high and low sales price of the common stock for quarters during the last two fiscal years, as reported on the Nasdaq Over-The-Counter Bulletin Board.

	2003
Quarter	High	Low
First	—	—
Second	—	—
Third	$10.73	$1.44
Fourth	$8.50	$6.50

	2004
Quarter	High	Low
First	$7.70	$6.25
Second	$7.62	$6.52
Third	$6.45	$4.95
Fourth	$5.80	$4.20

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

	Year Ended December 31,			Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003	Year Ended December 31,
	Predecessor Company 2000	Predecessor Company 2001	Predecessor Company 2002	Predecessor Company 2003	Successor Company 2003	Successor Company 2004
Statement of operations data:
Net revenues:
Broadband and satellite	$211,406	$229,991	$173,265	$41,382	$120,855	$161,964
Internet	35,996	45,403	27,243	5,733	18,308	26,125
Value added services	3,747	17,186	14,191	4,781	10,557	16,674
Telephony	235	11,762	14,327	4,106	13,568	21,673

Total net revenues from services	251,384	304,342	229,026	56,002	163,288	226,436
Sales of equipment	70,759	22,148	1,168	74	926	1,279

Total net revenues	322,143	326,490	230,194	56,076	164,214	227,715

Costs and expenses:
Direct costs:
Contracted services	29,573	40,629	19,199	4,125	13,376	21,285
Other direct costs	21,349	35,416	25,935	4,696	18,353	20,647
Leased capacity	74,188	87,057	74,679	17,407	49,516	67,632
Broadband network cost	34,729	3,335	—	—	—	—
Cost of equipment sold	12,308	10,472	576	48	803	963

Total direct costs	172,147	176,909	120,389	26,276	82,048	110,527
Salaries and wages	68,922	82,095	47,894	10,727	35,639	46,339
Selling, general and administrative	58,471	52,964	28,204	5,553	19,824	23,581
Asset impairment charge	—	381,888	—	—	—	—
Gain on extinguishment of debt	—	—	(16,367)	—	(14,253)	(115)
Depreciation and amortization	84,488	123,678	82,766	19,358	29,535	44,797

Total costs and expenses	384,028	817,534	262,886	61,914	152,793	225,129

Operating (loss) income	(61,885)	(491,044)	(32,692)	(5,838)	11,421	2,586

Other income (expenses):
Interest income	27,394	10,687	1,907	200	1,068	1,136
Interest expense(1)	(112,894)	(143,521)	(75,815)	(1,909)	(14,435)	(21,106)
Net (loss) gain on foreign exchange	(10,614)	(41,182)	(91,884)	9,969	17,566	5,804
Recognition of other-than-temporary decline in value of investments	—	(20,650)	(794)	—	—	—
Reorganization items			(23,297)	726,127	—	—
Legal settlement			26,229	—	—	—
Other income (loss), net	704	(2,125)	(5,896)	2,923	(4,689)	840

Total other (expenses) income	(95,410)	(196,791)	(169,550)	737,310	(490)	(13,326)

(Loss) income before income taxes	(157,295)	(687,835)	(202,242)	731,742	10,931	(10,740)
Benefit from (provision for) foreign income taxes	4,547	(27,420)	(2,273)	(406)	(1,454)	(3,479)

(Loss) income before dividends on redeemable preferred stock	(152,748)	(715,255)	(204,515)	$731,066	$9,477	(14,219)
Dividends on redeemable preferred stock	(1,393)	—	—	—	—	—

Net (loss) income	$(154,141)	$(715,255)	$(204,515)	$731,066	$9,477	$(14,219)

Net (loss) income per common share: Basic	$(1.74)	$(7.82)	$(2.24)	$8.00	$0.96	$(1.42)

Diluted	$(1.74)	$(7.82)	$(2.24)	$8.00	$0.72	$(1.42)

Weighted average number of common shares: Basic	88,534	91,429	91,429	91,429	9,917	9,994

Diluted	88,534	91,429	91,429	91,429	16,057	9,994

(1)	Contractual interest expense of $128.0 million for the year ended December 31, 2003 and $21.8 million for the three months ended March 31, 2003 (Predecessor Company).

	As of December 31,
	Predecessor Company			Successor Company
	2000	2001	2002	2003	2004
Balance Sheet Data:
Cash and cash equivalents	$67,737	$35,606	$32,563	$61,498	$63,655
Trading investments	240,892	29,319	23,021	2,474	—
Total current assets	458,873	165,768	106,016	109,064	108,891
Property, plant and equipment, net	745,895	525,057	403,948	315,817	317,310
Investments in common stock	15,091	3,307	86	1,873	—
Total assets	1,374,750	718,574	520,683	440,629	443,907
Total current liabilities	220,305	1,133,635	402,986	82,086	115,450
Total short-term debt and current portion of long-term debt	52,980	967,399	281,680	11,851	47,748
Total long-term debt, net	915,263	23,189	27,592	249,394	233,335
Other long-term liabilities	28,307	14,973	15,280	11,904	16,109
Liabilities subject to compromise	—	—	727,522	—	—
Stockholders’ (deficiency) equity	158,585	(552,642)	(722,615)	97,245	79,013

	Year Ended December 31,			Three Months Ended March 31, Predecessor Company 2003	Nine Months Ended December 31, Successor Company 2003	Year Ended December 31, Successor Company 2004
	Predecessor Company
	2000	2001	2002
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$(87)	$(35,793)	$27,533	$11,503	$19,219	$35,518
Investing activities	(511,481)	21,460	(12,776)	(6,229)	12,619	(34,327)
Financing activities	485,965	(5,961)	(17,246)	(1,857)	(6,482)	2,737
Capital expenditures	447,471	204,735	21,652	3,266	18,213	39,379

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Reorganization

As previously disclosed in our filings with the Securities and Exchange Commission (the “SEC”), we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on June 11, 2002 (the “Bankruptcy Case”). We subsequently filed a plan of reorganization (the “Plan”) in the Bankruptcy Case, which Plan was confirmed in the Bankruptcy Case and became effective on March 25, 2003 (the “Effective Date”), at which time we emerged from bankruptcy. Pursuant to the Plan, we substantially reduced our outstanding debt and annual interest expense and increased our liquidity. At December 31, 2002, prior to the effectiveness of the Plan, our long-term debt, including current maturities and estimated liabilities subject to the Chapter 11 proceeding, aggregated approximately $1.09 billion. Also at December 31, 2002, our total indebtedness (including unpaid accrued interest through the petition date related to the Plan) aggregated $1.04 billion and our cash, cash equivalents and trading investments totaled $55.6 million. As of March 31, 2003, upon the effectiveness of the Plan, our total indebtedness was reduced to approximately $267.5 million, and our cash, cash equivalents and trading investments totaled approximately $61.9 million.

Upon our emergence from bankruptcy on March 25, 2003, we adopted “fresh start” reporting as required by SOP 90-7. Under SOP 90-7 fresh start reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start reporting is applied. Among other things, this required us to allocate the reorganization value of our reorganized company to its specific tangible and identifiable assets and liabilities. The effect of the reorganization and the implementation of SOP 90-7 fresh start reporting on our consolidated financial statements is discussed in detail in Note 2 to our consolidated financial statements included elsewhere in this Report. As a result of the implementation of SOP 90-7 fresh start reporting, the consolidated financial statements of our company from and after its emergence from bankruptcy are not comparable to the consolidated financial statements in prior periods.

Revenues

Our contracts with our customers have in the past typically ranged in duration from six months to five years and contracts with our private telecommunications network customers have generally been three-year contracts. Under the Argentine “pesification” decree described below under “Currency Risks,” if a contract denominated in pesos is entered into after the decree’s enactment, payments under that contract are not entitled to be adjusted by any price or related index. Accordingly, in order to mitigate our inflation risk, our peso-denominated contracts in Argentina are typically for shorter terms ranging from three to six months. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the quantity and type of equipment installed. Except in Argentina and Brazil, the fees stipulated in the majority of our contracts with customers are denominated in U.S. dollar or U.S. dollar equivalents. Services (other than installation fees) are billed on a monthly, predetermined basis, which coincide with the rendering of the services. We report our revenues net of deductions for sales taxes.

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

Our direct costs include payments for leased satellite transponder, fiber optic and other terrestrial capacity. Our pan-Latin American Broadband Network, which we began to commercialize in the fourth quarter of 2000, has enabled us to decrease our payments for leased satellite capacity as a percentage of revenue as we have shifted transmission from leased satellite facilities to our Broadband Network after the satellite contracts expire. Other principal items composing direct costs are contracted services costs and allowance for doubtful accounts. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. Installation and de-installation costs are the costs we incur when we install or remove earth stations, micro-stations and other equipment from customer premises. Direct costs also include licenses and other fees and sales commissions paid to third-party sales representatives and to our salaried sales force.

Our selling, general and administrative expenses consist principally of:

•	publicity and promotion costs

•	fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance and corporate telecommunication and energy expenses

Currency Risks

Except in Argentina and Brazil, the majority of our contracts with customers provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during 2004. Nevertheless, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, we are exposed to exchange rate risk, even in countries other than Argentina and Brazil.

Under applicable law, our contracts with customers in Brazil cannot, and, under certain circumstances, our contracts with customers in Argentina may not, be linked to the exchange rate between the local currency and the U.S. dollar. Accordingly, operations in Argentina and Brazil increase our exposure to exchange rate risks. Any devaluation of the Argentine peso or the Brazilian real against the U.S. dollar will generally affect our consolidated financial statements by generating foreign exchange gains or losses on dollar-denominated monetary liabilities and assets and will generally result in a decrease, in U.S. dollar terms, in our revenues, costs and expenses. Because the majority of our debt service payments and a significant portion of our costs (including capital equipment purchases and payments for certain leased telecommunications capacity) remain denominated and payable in U.S. dollars, our financial condition and results of operations are dependent upon our subsidiaries’ (including IMPSAT Argentina and IMPSAT Brazil) ability to generate sufficient local currency (in U.S. dollar terms) to pay their costs and expenses and to satisfy our debt service requirements.

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

Currency	December 31, 2002	December 31, 2003	December 31, 2004
	(exchange rate per U.S.$1.00)
Argentina peso	3.40	2.95	2.95
Brazil real	3.53	2.89	2.65

In addition, as a result of foreign currency exchange and transfer controls established by the Venezuelan government in February 2003, our contracts with customers in Venezuela are currently being paid in local currency at the fixed exchange rate established by the Venezuelan government between the local currency and the U.S. dollar. As the exchange control regulations do not permit us to exchange our cash and cash equivalents in local currency into U.S. dollars without specific governmental authorizations, the Venezuelan exchange control regulations have adversely affected our exchange rate risks for all dollar-denominated liabilities owing by our Venezuelan operating subsidiary and our ability to receive dividends or other distributions from that subsidiary. We cannot predict the duration or other adverse effects that Venezuelan exchange controls may have on our operating results and financial condition.

Argentina

In early January 2002, the Argentine government abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and traded as low as 3.87 pesos to the U.S. dollar on June 26, 2002. At both December 31, 2003 and 2004, the exchange rate was 2.95 pesos to the U.S. Dollar. Currently, IMPSAT Argentina’s customer contracts and operating cash inflows are now predominantly denominated in pesos.

Brazil

At December 31, 2003, the real traded at a rate of R$2.89 = $1.00, and it appreciated to R$2.65 = $1.00 at December 31, 2004. The daily average exchange rate for the real during 2004 was R$2.92= $1.00, as compared to R$3.06 = $1.00 during 2003.

Venezuela

Widespread discontent with the policies of the current Venezuelan government produced a country-wide strike in the beginning of December 2002 that lasted two months and seriously disrupted economic activity in Venezuela and severely curtailed the production and export of oil, the major source of Venezuela’s foreign exchange. In response, on February 5, 2003, the Venezuelan government imposed foreign exchange and price controls, making it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also severely limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At December 31, 2002, the bolivar traded at a rate of Bs.1,392 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls. They further devalued the bolivar to Bs.1,920 = $1.00 on February 9, 2004. As such, on December 31, 2003, the bolivar traded at a rate of Bs.1,600 = $1.00, and on December 31, 2004, the bolivar traded at a rate of Bs.1,920 = $1.00. On March 3, 2005, the Venezuelan government again devalued its currency by 10.7%, to Bs. 2,150 = $1.00. A devaluation of the bolivar results in a loss in U.S. dollar terms on our monetary assets denominated in bolivars. The effects of the most recent devaluation will be recorded in our consolidated financial statements for the first quarter of 2005. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela. Future devaluations of the Venezuelan bolivar and/or the implementation of more stringent exchange control restrictions in that country could have a material adverse effect on our financial condition and results of operations in Venezuela.

Termination of Mexican Operations

During the first quarter of 2003, we determined to close our operations in Mexico, which we initially established in 1994. We entered into agreements with various parties to sell our real estate and other real and personal property, including our permits and licenses and our contracts with customers. These transactions closed during 2003. Our results for the years ended December 31, 2003 and December 31, 2002, accordingly, include revenues and expenses related to the operations and, for 2003, the sale of our Mexican operations, and the results for the year ended December 31, 2004 do not include such revenues or expenses.

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

Critical Accounting Policies

In the ordinary course of business, the company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with U.S. GAAP. We use our best judgment based on our knowledge of existing facts and circumstances and actions that we may undertake in the future, as well as the advice of external experts in determining the estimates that affect our consolidated financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our most critical accounting policies are:

Revenue Recognition

We record revenues from data, value-added, telephony, and Internet services monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer.

We have entered into, or may enter into in the future, agreements with carriers granting indefeasible rights of use (“IRUs”) and access to portions of our Broadband Network capacity and infrastructure. Pursuant to some of these agreements, we received fixed advance payments for the IRUs, which would be recognized as revenue over the life of the IRU. Amounts received in advance would be recorded as deferred revenue.

Non-Monetary Transactions

We may exchange capacity on our Broadband Network for capacity from other carriers through the exchange of IRUs. We account for these transactions as an exchange of similar IRUs at historical carryover basis with no revenue, gain or loss recognized.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153 (“SFAS No. 153”) , Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our financial condition or results of operations.

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

Basis for Translation

We maintain our consolidated accounts in U.S. dollars. The accounts of our subsidiaries are maintained in the currencies of the respective countries. The accounts of our subsidiaries are translated from local currency amounts to U.S. dollars. The method of translation is determined by the functional currency of our subsidiaries. A subsidiary’s functional currency is defined as the currency of the primary environment in which a subsidiary operates and is determined based on management’s judgment. When a subsidiary’s accounts are not maintained in the functional currency, the financial statements must be remeasured into the functional currency. This involves remeasuring monetary assets and liabilities using current exchange rates and non-monetary assets and liabilities using historical exchange rates. The adjustments generated by re-measurement are included in our consolidated statements of operations.

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

Changes in Policies

These policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during 2004, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during 2004.

New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS No. 123(R); however, in adopting SFAS No. 123(R), companies must choose among alternative valuation models and amortization assumptions.

The valuation model and amortization assumption used by us continues to be available. We have not yet completed our assessment of the alternatives. SFAS No. 123(R) will be effective for the Company beginning with the quarter ending September 30, 2005. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. We have not yet concluded on which transition option we will select. See Note 4 to our consolidated financial statements for the pro forma effect for the each of the periods presented, using our existing valuation and amortization assumptions.

Period Comparisons

As discussed above, under SOP 90-7 fresh starting reporting, our consolidated financial statements after the Effective Date are those of a new reporting entity (the Successor Company) and certain costs are not comparable to those of our company during pre-Effective Date periods (the Predecessor Company). For purposes of this discussion, where the year ended December 31, 2004 is compared to the year ended December 31, 2003, where the results are presented as combined, the latter combines the three-month period ended March 31, 2003 (for the Predecessor Company) with the nine-month period beginning April 1, 2003 ending December 31, 2003 (for the Successor Company). Differences between periods due to fresh start accounting adjustments are explained when necessary. The lack of comparability in the accompanying consolidated financial statements is most apparent in our capital costs (interest expense and depreciation and amortization), as well as long-term indebtedness and reorganization items.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,
	Predecessor Company		Combined Results		Successor Company
	2002		2003		2004
	(in thousands and as a percentage of consolidated revenues)
Net revenues :
Net revenues from services :
Broadband and satellite	$173,265	75.3%	$162,237	73.6%	$161,964	71.1%
Internet	27,243	11.8	24,041	10.9	26,125	11.5
Value added services	14,191	6.2	15,338	7.0	16,674	7.3
Telephony	14,327	6.2	17,674	8.0	21,673	9.5

Total net revenues from services	229,026	99.5	219,290	99.5	226,436	99.4
Sale of equipment	1,168	0.5	1,000	0.5	1,279	0.6

Total net revenues	230,194	100.0	220,290	100.0	227,715	100.0

Direct costs :
Contracted services	19,199	8.3	17,501	7.9	21,285	9.3
Other direct costs	25,935	11.3	23,049	10.5	20,647	9.1
Leased capacity	74,679	32.4	66,923	30.4	67,632	29.7
Cost of equipment sold	576	0.3	851	0.4	963	0.4

Total direct costs	120,389	52.3	108,324	49.2	110,527	48.5
Salaries and wages	47,894	20.8	46,366	21.1	46,339	20.3
Selling, general and administrative expenses	28,204	12.3	25,377	11.5	23,581	10.4
Gain on extinguishment of debt	(16,367)	(7.1)	(14,253)	(6.5)	(115)	(0.1)
Depreciation and amortization	82,766	36.0	48,893	22.2	44,797	19.7
Interest expense, net(1)	73,908	32.1	15,076	6.8	19,970	8.8
Net (loss) gain on foreign exchange	(91,884)	(39.9)	27,535	12.5	5,804	2.5
Recognition of other-than-temporary decline in value of investments	794	0.3	—	—	—	—
Reorganization items	23,297	10.1	726,127	329.6	—	—
Legal settlement	(26,229)	(11.4)	—	—	—	—
Other (loss) income, net	(5,896)	(2.6)	(1,766)	(0.8)	840	0.4
Provision for foreign income taxes	(2,273)	1.0	(1,860)	(0.8)	(3,479)	(1.5)
Net (loss) income	$(204,515)	(88.8)%	$740,543	336.2%	(14,219)	(6.2)%

(1)	Contractual interest expense was $128.0 million for the year ended December 31, 2002 and $21.8 million for the three months ended March 31, 2003 (Predecessor Company).

2004 Compared to 2003

Revenues. Our total net revenues for 2003 and 2004 equaled $220.3 million and $227.7 million, respectively. Net revenues were composed of net revenues from services and sales of equipment.

Our net revenues from services for 2004 totaled $226.4 million, an increase of $7.1 million (or 3.3%) compared to 2003. Our net revenues from services during 2004 included net revenues from:

•	satellite and broadband data transmission services

•	Internet, which is composed of our Internet backbone access and managed modem services

•	data center, including hosting, housing and collocation, services and other value added services, and

•	telephony, including local, national and international long-distance services

The following table shows our revenues from services by business lines for the periods indicated:

	Predecessor Company December 31, 2002	% change(1)	Combined Results December 31, 2003	% change(1)	Successor Company December 31, 2004

	(dollar amounts in thousands)
Broadband and satellite	$173,265	(6.4)%	$162,237	(0.2)%	$161,964
Internet	27,243	(11.8)	24,041	8.7	26,125
Value added services(2)	14,191	8.1	15,338	8.7	16,674
Telephony	14,327	23.4	17,674	22.6	21,673

Total net revenues from services	$229,026	(4.3)	$219,290	3.3	$226,436

(1)	Increase (decrease) compared to previous year.
(2)	Includes our data center services, systems integration and other information technology solutions services.

The increase in our net revenues from services in the year ended December 31, 2004, as compared to the year ended December 31, 2003, was due to increases in revenues from Internet, value added and telephony services.

•	Our revenues from broadband and satellite services remained at approximately the same level as in 2003, as increases in revenues from broadband and satellite services as a result of expansion of services and new customers were offset by price decreases in contractual renewals with existing customers.

•	We experienced higher Internet revenues principally because of new customers and expansion of services to existing customers, offset partially by pricing pressure resulting from competition.

•	Our revenues from value added services increased in 2004 compared to 2003, principally because of revenues from new customers.

•	Our telephony services revenues increased during the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to (i) our increased delivery during 2004 of switched voice services to corporate customers in Argentina and international call terminations to end-user customers in Peru, partially offset by a decline in traffic volume and services in the United States; and (ii) the commencement of telephony services in Brazil to our corporate customers, which we started in December 2003.

We had 3,314 customers at December 31, 2004, compared to 2,799 customers at December 31, 2003. As we expand, the average size of customer, including the average revenues per customer, has decreased. During 2004, we do not believe that we lost any major customers to our competitors. The following table shows the evolution of our customer base as of the dates indicated:

The following table shows the evolution of our customer base for the periods indicated:

	As of December 31,		% Change(1)
	Combined Results 2003	Successor Company 2004
	Number of Customers
IMPSAT Argentina	997	1,236	24.0
IMPSAT Colombia	723	788	9.0
IMPSAT Brazil	390	451	15.6
IMPSAT Venezuela	172	200	16.3
IMPSAT Ecuador	229	263	14.8
IMPSAT Chile	108	113	4.6
IMPSAT Peru	106	178	67.9
IMPSAT USA	74	85	14.9

Total	2,799	3,314	18.4

(1)	Increase (decrease) as of December 31, 2004 compared to as of December 31, 2003.

During 2004, we gained a net total of 515 customers, an increase of 18.4% compared to the prior year, due mainly to an increase in new customers (mostly medium-sized corporations) in Argentina, Brazil and Peru. In addition to net revenues from services, our total net revenues for 2004 included revenues from sales of equipment. Revenues from equipment sales for 2004 were $1.3 million, as compared to $1.0 million in 2003. Because equipment sales are ancillary to our core business and are generally engaged in by our company only on an opportunistic basis, we are currently unable to predict more than minimal sales of equipment during 2005. The following table shows by operating subsidiary our revenues from services and total revenues (in each case, including inter-company transactions) for the periods indicated:

	Year Ended December 31,
	Predecessor Company	Predecessor & Successor Company	Successor Company
	2002	2003	2004
	(in thousands)
IMPSAT Argentina
Services	$56,008	$57,990	$71,291
Sale of equipment	538	571	703

Total	56,546	58,561	71,994

IMPSAT Colombia
Services	58,300	54,402	56,532
Sale of equipment	14	168	141

Total	58,314	54,570	56,673

IMPSAT Brazil
Services	35,804	30,474	33,420
Sale of equipment	9	—	51

Total	35,813	30,474	33,471

IMPSAT Venezuela
Services	31,285	34,765	33,070
Sale of equipment	349	140	70

Total	31,634	34,905	33,140

IMPSAT Ecuador
Services	16,633	16,279	17,616
Sale of equipment	87	5	244

Total	16,720	16,284	17,860

IMPSAT Chile
Services	9,494	7,819	7,726
Sale of equipment	—	—	—

Total	9,494	7,819	7,726

IMPSAT Peru
Services	11,015	13,444	14,642
Sale of equipment	152	25	—

Total	11,167	13,469	14,642

IMPSAT USA
Services	33,315	30,320	27,599
Sale of equipment	14	92	71

Total	33,329	30,412	27,670

International Satellite Capacity Holding, Ltd.(1)
Services	16,616	14,334	11,100

Total	16,616	14,334	11,100

Other
Services	3,599	924	—
Sale of equipment	5	—	—

Total	3,604	924	—

(1)	This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries.

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

Notwithstanding the economic instability that continues to be present in Argentina, our net revenues at IMPSAT Argentina increased during 2004. Our total net revenues at IMPSAT Argentina for the year ended December 31, 2004 totaled $72.0 million, an increase of $13.4 million (or 22.9%) compared to the year ended December 31, 2003. Although we anticipate continued incremental growth in our revenues in Argentina in 2005, any devaluation of the Argentine peso could adversely affect our results in that country.

IMPSAT Brazil’s total net revenues for 2004 totaled $33.5 million, an increase of $3.0 million (9.8%) compared to 2003. At December 31, 2003, the real traded at a rate of R$2.89 = $1.00 and it appreciated to R$2.65 = $1.00 at December 31, 2004. IMPSAT Brazil’s operations in 2004 were positively affected by the improvement of Brazil’s economic conditions. The average daily exchange rate for the real during 2004 was R$2.92 = $1.00, as compared to the same average in 2003 of R$3.06 = $1.00. However, future devaluations of the real and a decline in growth in the Brazilian economy would adversely affect IMPSAT Brazil’s and our company’s overall financial condition and results of operations.

IMPSAT Colombia recorded total net revenues of $56.7 million during 2004, compared to $54.6 million for 2003. This increase is mainly attributed to the revaluation of revenues denominated in Colombian pesos, new customer contracts and expansion of services (particularly data center and internet) provided to existing customers.

Total net revenues at IMPSAT Venezuela equaled $33.1 million for 2004, compared to $34.9 million for 2003. Venezuela has experienced and continues to experience political and economic uncertainty following the attempted military coup staged against that country’s President Hugo Chavez during the first weeks of April 2002 and the labor strikes that commenced in December 2002 and ended two months later. In response to this political and economic turmoil affecting Venezuela, the Venezuelan government imposed foreign exchange and price controls during February 2003, making it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela and to obtain U.S. dollars required to purchase needed telecommunications equipment and repair parts. The continuation or worsening of this crisis in Venezuela could have a material adverse effect on IMPSAT Venezuela’s results of operations and financial condition.

IMPSAT USA recorded total net revenues of $27.7 million for 2004, compared to $30.4 million for 2003. The difference is primarily a consequence of early termination charges collected during 2003, totaling approximately $1.5 million, and a decrease of $0.9 million in revenues from telephony services.

Direct Costs. Our direct costs for 2004 totaled $110.5 million, an increase of $2.2 million (or 2.0%), compared to 2003. Of our total direct costs for 2004, $35.0 million related to the operations of IMPSAT Argentina, compared to $38.9 million at IMPSAT Argentina for 2003. Direct costs for IMPSAT Brazil totaled $17.2 million for 2004, compared to $15.9 million for 2003. Direct costs of our subsidiaries are described prior to the elimination of inter-company transactions.

(1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During 2004, our contracted services costs totaled $21.3 million, an increase of $3.8 million (or 21.6%) compared to 2003. Of this amount, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $13.9 million for 2004 compared to $12.6 million during 2003. Installation costs totaled $7.4 million for 2004 compared to $4.9 million in 2003. Of our total contracted services costs for 2004, $7.1 million related to the operations of IMPSAT Argentina, compared to $5.7 million at IMPSAT Argentina for 2003. Our installation costs increased because we had more new customers during 2004 compared to 2003.

(2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to internal sales personnel and third-party sales representatives; and our provision for doubtful accounts. We recorded other direct costs of $20.6 million, a decrease of $2.4 million (or 10.4%) compared to 2003.

Sales commissions paid to third-party sales representatives for 2004 totaled $7.8 million compared to $5.7 million in 2003.

We recorded a net reversal of a provision for doubtful accounts of $3.9 million for 2004, compared to a provision of $2.8 million for the previous year. The net reversal related principally to our settlement with Global Crossing, announced in the first quarter of 2004, concerning certain disputes that we had with that company. We recorded a net reveral of $1.7 million in connection with the Global Crossing settlement. At December 31, 2004, our allowance for doubtful accounts covered approximately 115% of our gross trade accounts receivable past due more than six months compared to 106.3% at December 31, 2003. The average days in quarterly gross trade accounts receivable decreased from 82 days at December 31, 2003 to 52 days at December 31, 2004. IMPSAT Argentina’s allowance for doubtful accounts at December 31, 2004 covered approximately 102.6% of its gross trade accounts receivable past due more than six months compared to 100.7% at December 31, 2003. Our net provision for doubtful accounts was lower in 2004 than in 2003 because of an improvement in our agings.

(3) Leased Capacity. Our leased capacity costs for 2004 totaled $67.6 million, representing 29.7% of our net revenues, as compared to $66.9 million, representing 30.4% of our net revenues, in 2003. The increase in leased capacity costs in 2004 of $0.7 million (or 1.1%) compared to 2003 is attributable to increased revenues and services.

Our leased capacity costs for satellite capacity for 2004 totaled $23.8 million, a decrease of $3.5 million (or 12.9%) compared to 2003. In Argentina, our leased satellite capacity costs totaled $7.3 million for 2004, compared to $7.3 million for 2003. Our leased satellite capacity costs for IMPSAT Brazil totaled $2.8 million for 2004, compared to $3.1 million for 2003. The reduction in our leased satellite capacity costs was principally due to our favorable renegotiation of, and settlement of disputes relating to, certain of our satellite capacity agreements. We had approximately 706 MHz of leased satellite capacity at December 31, 2004 and 735 MHz at December 31, 2003.

Our costs for dedicated leased capacity on third-party fiber optic networks totaled $29.2 million for 2004, an increase of $2.6 million (or 9.8%) compared to 2003. These costs were incurred principally in Argentina, Brazil, Colombia and the United States. We will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services.

In connection with services we offer under our license in Argentina to provide domestic and international long distance telephony connections, we incur costs for interconnection and telephony termination (“I&T”) and frequency rights. Our I&T and frequency rights costs totaled $14.7 million during 2004 (which includes $12.1 million of I&T costs). This compares to $13.1 million of I&T and frequency rights costs for 2003 (which includes $9.7 million of I&T costs).

Our I&T and frequency rights costs in Argentina totaled $7.3 million during 2004 (which includes $7.0 million of I&T costs). This compares to $6.1 million of I&T and frequency rights costs for 2003 (which included $5.8 million of I&T costs). The increase is due primarily to increases in I&T costs proportionate to increased revenues from telephony services, and start-up costs related to the launch of telephony services in Brazil, partially offset by a decrease of $0.7 million in frequency rights costs in Ecuador.

(4) Costs of Equipment Sold and Broadband Network Development. In 2004, we incurred costs of equipment sold of $1.0 million, compared to costs of equipment sold of $0.9 million for 2003.

Salaries and Wages. Salaries and wages for 2004 totaled $46.3 million, compared to $46.4 million in 2003. As part of our continuing effort to ensure more efficient operations, we further reduced the aggregate number of our employees from 1,270 at December 31, 2003 to 1,236 at December 31, 2004. Management expects to continue to monitor the size of its total workforce and to make appropriate adjustments as required by financial and competitive circumstances. The appreciation of the Argentine peso, Brazilian real, and Colombian peso during 2004 resulted in higher salary expenses in U.S. dollar terms as compared to 2003, offset mainly by lower salary expense due to reduced headcount.

IMPSAT Argentina incurred salaries and wages for 2004 totaling $6.8 million, a decrease of $0.2 million (or 3.4%) over 2003. IMPSAT Argentina had 302 employees as of December 31, 2004 as compared to 299 employees as of December 31, 2003.

IMPSAT Brazil incurred salaries and wages for 2004 of $8.6 million, a decrease of $0.1 million (or 1.2%) compared to 2003. IMPSAT Brazil decreased its number of employees to 197 persons at December 31, 2004, compared to 214 persons at December 31, 2003.

Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance and telephone expenses

We incurred SG&A expenses of $23.6 million for 2004, representing a decrease of $1.8 million (or 7.1%) compared to 2003. Our SG&A expenses for 2004 declined due principally to decreases in our publicity, promotion costs, utilities and advisory fees, and overall cost control measures undertaken by management. SG&A expenses at IMPSAT Argentina for 2004 totaled $7.4 million, a decrease of $0.8 million (or 9.5%) compared to 2003.

Gain on Extinguishment of Debt. We recorded a gain of $0.1 million during 2004 as a result of the conversion of $0.2 million of our Series A Convertible Notes into 16,100 shares of our common stock by one noteholder, based upon the fair value of the common stock at the date of conversion and the carrying value of the notes so converted. In 2003, we recorded a gain on extinguishment of debt of $14.3 million, which was attributable to our settlement in full of certain of our operating subsidiary vendor financing obligations that were not initially resolved as part of the Plan.

Depreciation and Amortization. Our depreciation and amortization expenses for year ended December 31, 2004 totaled $44.8 million, a decrease of $4.1 million (or 8.4%) compared to depreciation and amortization for 2003. Depreciation decreased in 2004 due to the reduction in the company’s depreciable fixed asset base in connection with the reorganization of the Company under the Plan in 2003 and the application of fresh-start accounting.

Interest Expense, Net. Our net interest expense for the year ended December 31, 2004 totaled $20.0 million, consisting of interest expense of $21.1 million and interest income of $1.1 million. Our net interest expense for 2004 increased by $4.9 million (or 32.5%) compared to the net interest expense for 2003. The increase in interest expense is attributed to financial expenses related with taxes on banking transactions, and “payment in kind” accretion to our Senior Notes over a 12-month period in 2004, as compared to the “payment in kind” accretion to our Senior Notes over a 9-month period (from March 25, 2003 through December 31, 2003) in 2003. Of our total interest expense for the year ended December 31, 2004, $13.7 million represents “payment in kind” accretion to our Senior Notes and certain indebtedness of our subsidiaries.

Our total indebtedness as of December 31, 2004 was $281.1 million, as compared to $261.2 million as of December 31, 2003.

Net Gain on Foreign Exchange. We recorded a total net gain on foreign exchange for 2004 of $5.8 million, compared to net gain of $27.5 million for 2003 (Predecessor Company and Successor Company). The net gain on foreign exchange was primarily due to the appreciation of the Brazilian real on the book value of our monetary assets and liabilities in Brazil, offset by net losses on foreign exchange in Venezuela.

IMPSAT Argentina recorded a net gain on foreign exchange for 2004 of $1.0 million as compared to a net gain on foreign exchange for 2003 of $1.9 million. IMPSAT Brazil recorded a net gain on foreign exchange for 2004 totaling $10.6 million, compared to net gains of $23.4 million for 2003.

During February 2004, the Venezuelan government further devalued the bolivar and fixed the bolivar’s value to the U.S. dollar at Bs. 1,920.00 = $1.00. On March 3, 2005, the Venezuelan government again devalued its currency by 10.7%, to Bs. 2,150 = $1.00. The Company estimates it will realize foreign exchange losses of $112,000 as a result, which will be reflected in the results of operations for the first quarter of 2005.

Reorganization Items. We recorded reorganization items for the three months (Predecessor Company) ended March 31, 2003 of $726.1 million. These items included a gain on extinguishment of indebtedness pursuant to the Plan of $728.2 million, reduced by $2.1 million in reorganization expenses (principally professional fees incurred during the first quarter 2003 in connection with the negotiation and formation of our Plan and Chapter 11 filing). We recorded no reorganization items for 2004.

Other Income (Losses), Net. We recorded other income, net, for 2004 of $0.8 million, as compared to other losses, net, of $1.8 million for 2003.

Provision for Foreign Income Taxes. For 2004, we recorded a provision for foreign income taxes of $3.5 million, compared to a provision for foreign income taxes of $1.9 million for 2003.

Net Income (Loss). For the year ended December 31, 2004, we recorded a net loss of $14.2 million. This compares to net income of $740.5 million in 2003 (Predecessor and Successor Company). Our net income for 2003 was principally due to the effects of the gain on extinguishment of indebtedness pursuant to the Plan (as discussed above under “—Reorganization Items”), and our gain on the extinguishment of debt (as discussed above under “—Gain on Extinguishment of Debt”). For 2004 we recorded operating income of $2.6 million, compared to operating income of $5.6 million during 2003 (Predecessor Company and Successor Company).

2003 Compared to 2002

Revenues. Our total net revenues for 2002 and 2003 equaled $230.2 million and $220.3 million, respectively. Net revenues were composed of net revenues from services and sales of equipment. Our net revenues from services for 2003 totaled $219.3 million, a decrease of $9.7 million (or 4.3%) compared to 2002.

Our lower total net revenues from services for 2003, as compared to 2002, were due to lower revenues from broadband and satellite and Internet services, which were only partially offset by increases in our revenues from telephony and value added services. Changes in our revenues during 2003 as compared to 2002 related to the following:

•	In connection with our application of fresh start accounting after the Effective Date, as of April 1, 2003, we no longer recognized as revenue any amounts of deferred revenue that were previously claimed on our balance sheet. Of our total recorded revenues from services for 2002 and the first quarter of 2003, of $229.0 million and $56.0 million, respectively, $5.0 million and $1.1 million were represented by the recognition of deferred revenue; due to the fresh start accounting adjustment, no amount of deferred revenue was recorded after March 31, 2003.

•	In addition to the effect of fresh start accounting on the recognition of deferred revenues described above, the decrease in our revenues from broadband and satellite services during 2003 in comparison to 2002 was due to lower satellite-based services volume and pricing pressures.

•	We experienced lower Internet revenues principally because of (i) pricing pressure (due to competition and adverse economic conditions) and (ii) technical difficulties that interrupted our delivery of Internet services in Brazil during 2002 and resulted in customer losses during 2003.

•	Our revenues from value added services increased in U.S. dollar terms principally because of the appreciation of the Argentine peso during the 2003 compared to 2002.

•	Our telephony services revenues increased during 2003 as compared to 2002 due to (i) our increased delivery during 2003 of switched voice services to corporate customers in Argentina, increased traffic at higher rates, and international call terminations to end-user customers in Peru and (ii) the relative appreciation of the Argentine peso during 2003 as compared with 2002.

Our net revenues discussed above were also impacted (in U.S. dollar terms) by the volatile exchange rates of the Argentine peso and the Brazilian real to the U.S. dollar during 2003. The exchange rate for the Argentine peso as of December 31, 2003 was 2.95 pesos = $1.00, as compared to 3.40 pesos =$1.00 for the corresponding period in 2002. As of December 31, 2003, the exchange rate for the Brazilian real was R$2.89 = $1.00, as compared to R$3.53 = $1.00 for the corresponding period in 2002.

We had 2,799 customers at December 31, 2003, compared to 2,649 customers at December 31, 2002. During 2003, we gained a net total of 150 customers, an increase of 5.7% compared to the prior year.

In addition to net revenues from services, our total net revenues for 2003 included revenues from sales of equipment. Revenues from equipment sales for each of 2003 and 2002 totaled $0.1 million.

Although the Argentine economy grew during 2003 as compared to 2002, IMPSAT Argentina’s financial condition and results of operations were negatively impacted by the political and social uncertainty and economic weakness that continued to affect Argentina. The economic downturn in Argentina adversely affected many of our customers in that country and caused a number of them to terminate their contracts with us, fail to renew their contracts, reduce the amount of services contracted, or delay their payment of amounts owed to us for services provided. Notwithstanding these economic factors (and largely due to the average appreciation of the Argentine peso during 2003 compared to 2002, as discussed above), our net revenues at IMPSAT Argentina increased during 2003. Our total net revenues at IMPSAT Argentina as of December 31, 2003 totaled $58.6 million, an increase of $2.0 million (or 3.6%) compared to 2002.

IMPSAT Brazil’s total net revenues from services for 2003 totaled $30.5 million, a decrease of $5.3 million (14.9%) compared to 2002. Although the Brazilian real appreciated during 2003, IMPSAT Brazil’s results for that period were adversely affected by the ongoing adverse economic conditions in Brazil and the relative devaluation of the Brazilian real compared to the average exchange rate during 2002.

IMPSAT Colombia recorded total net revenues of $54.6 million during 2003, compared to $58.3 million for 2002. Our net revenues in Colombia were negatively impacted by sustained adverse economic conditions in that country and increased competition.

Revenues at IMPSAT Venezuela equaled $34.9 million for 2003, compared to $31.6 million for 2002.

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

(2) Other Direct Costs. We recorded other direct costs of $23.0 million, a decrease of $2.9 million (or 11.1%) compared to 2002. Sales commissions paid to third-party sales representatives for 2003 totaled $5.7 million compared to $5.2 million in 2002. We recorded a provision for doubtful accounts of $2.9 million for 2003, compared to a provision of $13.1 million for the previous year. At December 31, 2003, our allowance for doubtful accounts covered approximately 106.3% of our gross trade accounts receivable past due more than six months. The average days in quarterly gross trade accounts receivable decreased from 83 days at December 31, 2002 to 82 days at December 31, 2003. IMPSAT Argentina’s allowance for doubtful accounts at year-end 2003 covered approximately 100.7% of its gross trade accounts receivable past due more than six months. Our net provision for doubtful accounts was lower in 2003 than in 2002 because of an improvement in our agings.

(3) Leased Capacity. Our leased capacity costs for 2003 totaled $66.9 million, which represented a decrease of $7.8 million (or 10.4%) compared to 2002. This decrease reflected an overall reduction in costs for interconnection and telephony termination costs (which are components of our leased capacity costs), as described below.

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

Our costs for dedicated leased capacity on third-party fiber optic networks totaled $26.6 million for 2003, an increase of $0.9 million (or 3.4%) compared to 2002. These costs were incurred principally in Argentina, Brazil, Colombia and the United States.

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

(4) Costs of Equipment Sold. In 2003, we incurred costs of equipment sold of $0.9 million, compared to costs of equipment sold of $0.6 million for 2002.

Salaries and Wages. Salaries and wages for 2003 totaled $46.4 million, a decrease of $1.5 million (or 3.2%) compared to 2002. As a result of the adverse economic conditions experienced in Argentina, Brazil and elsewhere in Latin America and our efforts to align our corporate organization to our business projections over the near and medium term, we reduced the aggregate number of our employees from 1,271 at December 31, 2002 to 1,270 at December 31, 2003. The decrease in these costs was also due, in part, to the effect on such costs of the year over year relative currency devaluations experienced during 2003 in certain of our countries of operation.

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

IMPSAT Brazil incurred salaries and wages for 2003 of $8.7 million, a decrease of $2.4 million (or 21.8%) compared to 2002. IMPSAT Brazil decreased its number of employees to 214 persons at December 31, 2003, compared to 225 persons at December 31, 2002.

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

Gain on Extinguishment of Debt. We recorded a gain of $14.3 million during 2003, which was attributable to our settlement in full of certain of our operating subsidiary vendor financing obligations that were not resolved as part of the Plan. We recorded a net gain on extinguishment of debt of $16.4 million in 2002, as a result of a settlement regarding certain vendor financing obligations of IMPSAT Argentina.

Depreciation and Amortization. Our depreciation and amortization expenses for the three months (Predecessor Company) ended March 31, 2003 and nine months (Successor Company) ended December 31, 2003 totaled $19.4 million and $29.5 million. Our depreciation and amortization expenses for 2003 (Predecessor Company and Successor Company) totaled $48.9 million, a decrease of $33.9 million (or 40.9%) compared to depreciation and amortization for 2002.

Depreciation and amortization expenses for IMPSAT Argentina for 2003 totaled $10.2 million. This represents a decrease of $14.7 million (or 59.0%) compared to IMPSAT Argentina’s depreciation and amortization expenses for 2002. The decrease in depreciation and amortization was primarily due to the reduction of the dollar value of our depreciable fixed asset base in connection with our Chapter 11 reorganization and the application of fresh start accounting.

Interest Expense, Net. Our net interest expense for the three months (Predecessor Company) ended March 31, 2003 totaled $1.7 million, consisting of interest expense of $1.9 million and interest income of $0.2 million. Our net interest expense for the nine months ended December 31, 2003 (Successor Company) was $13.4 million, consisting of interest expense of $14.4 million and interest income of $1.1 million. Our net interest expense for 2003 (Predecessor Company and Successor Company) totaled $15.1 million, consisting of interest expense of

$16.3 million and interest income of $1.3 million. Our net interest expense for 2003 decreased by $58.8 million (or 79.6%) compared to the net interest expense for 2002. Our interest expense decreased principally because of reductions in outstanding indebtedness and contractual interest following the filing of the Plan and the restructuring of our indebtedness (particularly our former 12 1/8% Senior Guaranteed Notes due 2003, 13 3/4% Senior Notes due 2005, and 12 3/8% Senior Notes due 2008) pursuant to the Plan. Of our total interest expense for the nine months ended December 31, 2003, $10.0 million represented “payment in kind” accretion to our Senior Notes and certain indebtedness of our subsidiaries.

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

Reorganization Items. We recorded reorganization items for the three months (Predecessor Company) ended March 31, 2003 of $726.1 million. These items included a gain on extinguishment of indebtedness pursuant to the Plan of $728.2 million, reduced by $2.1 million in reorganization expenses (principally professional fees incurred during the first quarter 2003 in connection with the negotiation and formation of our Plan and Chapter 11 filing). We recorded reorganization items for 2002 (Predecessor Company) of $23.3 million in connection with our Plan and Chapter 11 filing.

Other Losses, Net. We recorded other losses, net, for 2003 of $1.8 million, as compared to other losses, net, of $5.9 million for 2002.

Provision for Foreign Income Taxes. For 2003, we recorded a provision for foreign income taxes of $1.9 million, compared to a provision for foreign income taxes of $2.3 million for 2002.

Net Income (Loss). For the three months (Predecessor Company) ended March 31, 2003 we recorded net income of $731.1 million, and for the nine months (Successor Company) ended December 31, 2003 we recorded net income of $9.5 million. For 2003 (Predecessor Company and Successor Company), we recorded net income of $740.5 million. This compares to a net loss of $204.5 million in 2002 (Predecessor Company). Our net income for 2003 was principally due to the effects of the gain on extinguishment of indebtedness pursuant to the Plan (as discussed above under “—Reorganization Items”), and our gain on the extinguishment of debt (as discussed above under “—Gain on Extinguishment of Debt”). For 2003 (Predecessor Company and Successor Company), we recorded operating income of $5.6 million compared to operating losses of $32.7 million during 2002 (Predecessor Company).

Liquidity and Capital Resources

At December 31, 2004, we had total cash, cash equivalents and trading investments of $63.7 million (as compared to $64.0 million as of December 31, 2003).

As of December 31, 2004, approximately $3.6 million of our cash and cash equivalents were held in Venezuelan bolivars by IMPSAT Venezuela (based on the official exchange rate at that date of Bs.1,920 = $1.00). Foreign exchange controls instituted in Venezuela since February 2003 severely limit our ability to repatriate these amounts and any other earnings from our Venezuelan operations. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela. Future devaluations of the Venezuelan bolivar and/or the implementation of stiffer exchange control restrictions in that country could have a material adverse effect on our financial condition and results of operations in Venezuela. See “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”

At December 31, 2004, our total indebtedness was $281.1 million (as compared to $261.2 million at December 31, 2003), of which $2.7 million represented short-term debt, $45.1 million represented current portion of long-term debt and $233.3 million represented long-term debt. Our capital expenditures budget contemplates that we will need approximately $32.5 million (including amounts spent to date) through the end of 2005 for capital expenditures.

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

In the fourth quarter of 2004, IMPSAT Brazil failed to comply with certain financial ratios on its approximately $90.8 million of senior secured vendor financing indebtedness. Although we obtained a waiver of the non-compliance for that quarter from the lender, we cannot guarantee that the lender will grant any required waivers in the future.

In 2005, we are required to commence repayment of the principal amount of the restructured senior debt owed by our subsidiaries to certain of their vendor financiers who elected to participate in the Plan, and pay in cash the interest on the Senior Notes, which was payable in kind between the Effective Date and March 28, 2005. A significant portion of the indebtedness coming due in 2005 and thereafter is held by affiliates of certain members of our board of directors. Accordingly, a special committee of the Company’s board of directors has been formed to explore recapitalization alternatives. These alternatives may take the form of a repurchase, refinancing or rescheduling of the payment terms of the indebtedness of the Company and/or its operating subsidiaries, a potential capital infusion, or other types of transactions. There can be no assurance, however, that any such transaction will be successfully negotiated or consummated. Our inability to successfully refinance our indebtedness as it comes due would have a material adverse effect on our company and would raise doubts as to our ability to continue as a going concern for a reasonable period of time.

As set forth in our consolidated statement of cash flows, our operating activities provided $35.5 million in net cash flows for 2004, compared to $30.7 million provided by operating activities during 2003. The increase in cash flow provided by operating activities was primarily due to improvement on accounts receivable collection.

For 2004, our investing activities used $34.3 million in net cash flows, compared to $6.4 million of net cash flows provided by investing activities during the corresponding period in 2003. The increase in net cash flows used in investing activities was principally due to purchases of property, plant and equipment needed for the maintenance and expansion of our business. Our capital expenditures in 2004 represented $ 39.4 million of our net cash flows compared to $21.5 million in 2003. During 2004, $2.7 million in net cash flows were provided from financing activities. This compares to $8.3 million in net cash flows used in financing activities during 2003. The positive cash flow from financing activities in 2004 was due to short- and medium-term financing obtained in excess of the repayment of current lines at maturity.

At December 31, 2004, we had leased satellite capacity with annual rental commitments of approximately $12.4 million through the year 2009 under non-cancelable agreements. The company has entered into contracts for the purchase of satellite capacity for approximately $15.0 million through 2015. In addition, at December 31,

2004, we had commitments to purchase telecommunications equipment amounting to approximately $6.5 million. Furthermore, we have leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate. We have committed to long term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, and the United States for approximately $4.0 million per year through 2009. The remainder of the leases are typically under one-year contracts, the early cancellation of which is subject to a fee.

The following table sets forth due dates of our contractual obligations:

Type of Obligations	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Short-term debt	$2,656						$2,656
Long-term debt	$45,092	$37,198	$36,701	$42,050	$16,350	$101,036	$278,427
Capital lease obligations	—	86	86	86	70		328
Operating leases(1)	26,280	20,815	14,795	11,602	8,442	1,871	83,805
Purchase obligations	6,493	—	—	—	—	—	6,493

Total contractual cash obligations	$80,521	58,099	51,582	53,738	24,862	102,907	371,709

(1)	This includes commitments for satellite capacity and terrestrial links.

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

The sections below highlight our exposure to interest rate and foreign exchange rate risks. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at December 31, 2004 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during year 2004. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. At December 31, 2004, our total floating rate indebtedness aggregated $41.0 million. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of December 31, 2004, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would adversely affect our annual interest cost related to our floating rate indebtedness by approximately $0.4 million annually.

	Expected Maturities at December 31,							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total
Senior Notes (fixed rate)	$32,628	$32,632	$32,632	$32,632	$16,348	$91,621	$238,493	$185,209

Avg. interest rate	8.46%	8.22%	7.88%	7.39%	6.61%	6.00%

Term Notes (fixed rate)	$309	$147	$152	—	—	—	$608	$608

Avg. interest rate	12.83%	13.30%	13.30%	—	—	—

Term Notes (variable rate)	$6,570	$3,916	$3,917	$9,418	$2	$9,415	$33,238	$33,238

Avg. interest rate	12.78%	12.60%	13.23%	14.11%	14.11%	14.11%

Vendor Financing (variable rate)	$8,241	$503	—	—	—	—	$8,744	$8,744

Avg. Interest rate	7.76%	8.90%	—	—	—	—

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

During January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso, and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at December 31, 2004 was pesos 2.95 = $1.00. Devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. During the remainder of 2005, our consolidated results could be impacted from transaction gains or losses on our dollar-denominated monetary assets and liabilities. Potential balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings.

Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that were mandatorily converted to pesos under the “pesification” decree are to be adjusted pursuant to an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate completely the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currency and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to any other consumer or other price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate risks. At December 31, 2004, the real traded at a rate of R2.65 = $1.00.

As discussed above, in response to political and economic turmoil currently affecting Venezuela, the Venezuelan government imposed foreign exchange and price controls during 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls could also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At December 31, 2003, the bolivar traded at a rate of Bs.1,600 = $1.00, and on December 31, 2004, it traded at a rate of Bs. 1,920 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls. In February 2004, the Venezuelan government further devalued its currency to Bs. 1,920 = $1.00. In a number of cases, we have agreed to receive bolivar at the official rate in payment for our services in lieu of U.S. dollars. As a result, our holdings of bolivars at December 31, 2004 totaled Bs. 7.0 billion (or $ 3.6 million at the official exchange rate at such date). On March 5, 2005, the Venezuelan government again devalued its currency to Bs. 2,150 = $1.00. The decline in the U.S. dollar value of our cash and cash equivalents denominated in bolivars as a result of the devaluation of the bolivar will result in a loss in our consolidated financial statements.

Net revenues from services from our Argentine operations for 2004 and 2003 represented 31.5% and 26.4% of our total net revenues from services. Net revenues from services from our Brazilian operations for the years 2004 and 2003 represented approximately 14.8% and 13.9% of our total net revenues from services. Our net revenues from services in Venezuela accounted for 14.6% and 15.8% of our net total revenues from services for the years 2004 and 2003.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included herein beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the management of IMPSAT Fiber Networks, Inc. (“IMPSAT”), including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of IMPSAT’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based upon that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of December 31, 2004. There were no changes in IMPSAT’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND OFFICERS

General information with respect to directors and officers may be found under the captions “Election of Directors” and “Further Information” in our proxy statement for the company’s annual meeting to be held on April 29, 2005, which we refer to as the Proxy Statement. Such information is incorporated herein by reference.

The information in the Proxy Statement set forth under the caption “Further Information — Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference.

We have adopted a “Statement of Business Ethics for Directors, Officers and Employees”, which we refer to as the Code of Ethics, that applies to our directors, officers and employees (including our Chief Executive Officer, Chief Financial Officer and principal accounting officer). The Code of Ethics is publicly available on our website at www.impsat.com. If we make any substantive amendments to the Code of Ethics or grant any waivers from a provision of the Code of Ethics to our Chief Executive Officer, Chief Financial Office and principal accounting officer, we will disclose the nature of such amendment or waiver on that website.

Composition of Our Board of Directors

In connection with the reorganization, our board of directors was reconstituted and is composed of seven directors. The term of our directors will expire on the date of our 2005 annual meeting. Therefore, in accordance with our certificate of incorporation, the directors will consist of the following four categories:

(1) our Chief Executive Officer, as our “Category One Director”

(2) two individuals, our “Category Two Directors,” elected by the initial holders of our 6% Senior Guaranteed Convertible Notes due 2011 (“Series A Notes”) issued under the Plan, which we refer to as the Initial Series A Noteholders, for so long as the sum of (x) the aggregate number of shares of our common stock issuable upon conversion of Series A Notes issued to and held by the Initial Series A Noteholders or any of their respective affiliates, and (y) the aggregate number of shares of our common stock issued to and held by the Initial Series A Noteholders or such affiliates upon conversion of the Series A Notes continues to represent in the aggregate 7.5% or more of common stock on a “fully diluted basis” (that is, assuming the conversion of all the Senior Notes and all the warrants issued under the Plan, but excluding for purposes of this calculation shares of common stock issued or issuable pursuant to 2003 Stock Incentive Plan or subsequent stock plan adopted by our board of directors, or any modification, renewal or extension thereof);

(3) one individual, our “Category Three Director,” elected by Nortel as an initial holder of our Senior Guaranteed Convertible Notes due 2011 (“Series B”), which we refer to as Series B Notes, and warrants to purchase common stock issued to Nortel under the Plan, for so long as the sum of (x) the aggregate number of shares of our common stock issuable upon conversion of Series B Notes and warrants issued to and held by

Nortel or any of its affiliates, and (y) the aggregate number of shares of our common stock issued to and held by Nortel or its affiliate upon conversion of those Series B Notes and warrants, continues to represent in the aggregate 4.5% or more of common stock on a fully diluted basis; and

(4) three individuals, our “Category Four Directors,” elected by the initial 2005/2008 Holders who received our common stock under the Plan, which we refer to as the Initial 2005/2008 Common Stock, for so long as the holders of the Initial 2005/2008 Common Stock or any of their respective affiliates continue to beneficially own Initial 2005/2008 Common Stock equal, in the aggregate, to 15% or more of common stock on a fully diluted basis; provided that, for so long as the Initial Series A Noteholders have the right to elect the Category Two Directors, no more than two of the Category Four Directors may be persons who are affiliates of Morgan Stanley & Co. Incorporated.

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

The information in the Proxy Statement set forth under the captions “Election of Directors—Director Compensation,” “Further Information—Executive Compensation,” “—Compensation Committee Interlocks and Insider Participation,” and “ —Performance Graph” is hereby incorporated herein by reference.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) List of Financial Statements

Consolidated Financial Statements of IMPSAT Fiber Networks, Inc. and Subsidiaries

•	Consolidated Balance Sheets (Successor Company) as of December 31, 2003 and 2004 and

•	Consolidated Statements of Operations for the Year Ended December 31, 2002 (Predecessor Company), the Three Months Ended March 31, 2003 (Predecessor Company), the Nine Months Ended December 31, 2003 (Successor Company) and for the Year Ended December 31, 2004 (Successor Company)

•	Consolidated Statements of Comprehensive (Loss) Income for the Year Ended December 31, 2002 (Predecessor Company), the Three Months Ended March 31, 2003 (Predecessor Company), the Nine Months Ended December 31, 2003 (Successor Company) and for the Year Ended December 31, 2004 (Successor Company)

•	Consolidated Statements of Stockholders’ Equity (Deficiency) for the Year Ended December 31, 2002 (Predecessor Company), the Three Months Ended March 31, 2003 (Predecessor Company), the Nine Months Ended December 31, 2003 (Successor Company) and for the Year Ended December 31, 2004 (Successor Company)

•	Consolidated Statements of Cash Flows for the Year Ended December 31, 2002 (Predecessor Company), the Three Months Ended March 31, 2003 (Predecessor Company), the Nine Months Ended December 31, 2003 (Successor Company) and for the Year Ended December 31, 2004 (Successor Company)

•	Notes to the consolidated financial statements

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

(b) Reports on Form 8-K.

We filed a report on Form 8-K on November 24, 2004 announcing our results of operations for the fiscal quarter ending September 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, on March 31, 2005.

IMPSAT FIBER NETWORKS, INC.

By:	/s/ RICARDO A. VERDAGUER
Ricardo A. Verdaguer,
President and Chief Executive Officer

Date: March 31, 2005

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

Signature	Title	Date
/s/ RICARDO A. VERDAGUER	Chairman of the Board of Directors and President and Chief Executive Officer of IMPSAT Fiber Networks, Inc. (principal executive officer)	March 31, 2005

/s/ WILLIAM CONNORS	Director of IMPSAT Fiber Networks, Inc.	March 31, 2005

/s/ THOMAS DOSTER IV	Director of IMPSAT Fiber Networks, Inc.	March 31, 2005

/s/ ERIC KOZA	Director of IMPSAT Fiber Networks, Inc.	March 31, 2005

/s/ RAUL RAMIREZ	Director of IMPSAT Fiber Networks, Inc.	March 31, 2005

/s/ IGNACIO TRONCOSO	Director of IMPSAT Fiber Networks, Inc.	March 31, 2005

/s/ HÉCTOR ALONSO	Executive Vice President and Chief Financial Officer of IMPSAT Fiber Networks, Inc. (principal financial officer)	March 31, 2005

/s/ JOSE R. TORRES	Executive Vice President—Accounting and Chief Accounting Officer of IMPSAT Fiber Networks, Inc. (principal accounting officer)	March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IMPSAT Fiber Networks, Inc.:

We have audited the accompanying consolidated balance sheets of IMPSAT Fiber Networks, Inc. and its subsidiaries (the “Company”) as of December 31, 2003 and 2004 (Successor Company balance sheets), and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ (deficiency) equity and cash flows for the year ended December 31, 2002 (Predecessor Company operations), three months ended March 31, 2003 (Predecessor Company operations), the nine months ended December 31, 2003 (Successor Company operations) and the year ended December 31, 2004 (Successor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2002 and for the three months ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2004, and the results of its operations and its cash flows for the nine months ended December 31, 2003 and for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s current liquidity position and the amount of debt obligations coming due in 2005 and thereafter raise substantial doubt about its ability to meet its debt covenants and to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

March 28, 2005

PART I

FINANCIAL INFORMATION

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (SUCCESSOR COMPANY)

AS OF DECEMBER 31, 2003 AND 2004

(In thousands of U.S. Dollars, except per share amounts)

	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,498	$63,655
Trading investments	2,474	—
Trade accounts receivable, net	31,213	29,363
Other receivables	11,630	12,865
Prepaid expenses	2,249	3,008

Total current assets	109,064	108,891

PROPERTY, PLANT AND EQUIPMENT, Net	315,817	317,310

NON-CURRENT ASSETS:
Investments in common stock	1,873	—
Other non-current assets	13,875	17,706

Total non-current assets	15,748	17,706

TOTAL	$440,629	$443,907

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable — trade	$37,095	$36,485
Short term debt		2,656
Current portion of long-term debt	11,851	45,092
Accrued and other liabilities	33,140	31,217

Total current liabilities	82,086	115,450
LONG-TERM DEBT, Net	249,394	233,335
OTHER LONG-TERM LIABILITIES	11,904	16,109

Total liabilities	343,384	364,894

COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares outstanding as of December 31, 2003 and 2004	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized, 10,100,000 and 10,116,100 shares issued and outstanding (including 150,000 and 100,000 restricted shares held in the 2003 Stock Incentive Plan as of December 31, 2003 and 2004, respectively)	101	101
Additional paid in capital	90,294	90,542
Retained earnings (accumulated deficit)	9,477	(4,742)
Deferred stock-based compensation	(1,320)	(880)
Accumulated other comprehensive loss	(1,307)	(6,008)

Total stockholders’ equity	97,245	79,013

TOTAL	$440,629	$443,907

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

	Predecessor Company	Predecessor Company	Successor Company	Successor Company
	Year Ended December 31, 2002	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003	Year Ended December 31, 2004
NET REVENUES:
Broadband and satellite	$173,265	$41,382	$120,855	$161,964
Internet	27,243	5,733	18,308	26,125
Value added services	14,191	4,781	10,557	16,674
Telephony	14,327	4,106	13,568	21,673
Sales of equipment	1,168	74	926	1,279

Total net revenues	230,194	56,076	164,214	227,715

COSTS AND EXPENSES:
Direct costs:
Contracted services	19,199	4,125	13,376	21,285
Other direct costs	25,935	4,696	18,353	20,647
Leased capacity	74,679	17,407	49,516	67,632
Cost of equipment sold	576	48	803	963

Total direct costs	120,389	26,276	82,048	110,527
Salaries and wages	47,894	10,727	35,639	46,339
Selling, general and administrative	28,204	5,553	19,824	23,581
Gain on extinguishment of debt	(16,367)		(14,253)	(115)
Depreciation and amortization	82,766	19,358	29,535	44,797

Total costs and expenses	262,886	61,914	152,793	225,129

Operating (loss) income	(32,692)	(5,838)	11,421	2,586

OTHER INCOME (EXPENSE):
Interest income	1,907	200	1,068	1,136
Interest expense (contractual interest of $128,023 in 2002 and $21,801 for the three months ended March 31, 2003 (Predecessor))	(75,815)	(1,909)	(14,435)	(21,106)
Net (loss) gain on foreign exchange	(91,884)	9,969	17,566	5,804
Recognition of other-than-temporary decline in value of investments	(794)
Reorganization items	(23,297)	726,127
Legal settlement	26,229
Other (loss) income, net	(5,896)	2,923	(4,689)	840

Total other (expense) income	(169,550)	737,310	(490)	(13,326)

(Loss) income before income taxes	(202,242)	731,472	10,931	(10,740)
Provision for foreign income taxes	(2,273)	(406)	(1,454)	(3,479)

NET (LOSS) INCOME	$(204,515)	$731,066	$9,477	$(14,219)

NET (LOSS) INCOME PER COMMON SHARE:
BASIC	$(2.24)	$8.00	$0.96	$(1.42)

DILUTED	$(2.24)	$8.00	$0.72	$(1.42)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC	91,429	91,429	9,917	9,994

DILUTED	91,429	91,429	16,057	9,994

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands of U.S. Dollars)

	Predecessor Company	Predecessor Company	Successor Company	Successor Company
	Year Ended December 31, 2002	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003	Year Ended December 31, 2004
NET (LOSS) INCOME	$(204,515)	$731,066	$9,477	$(14,219)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	33,656	(4,097)	(3,039)	(2,969)
Unrealized (loss) gain on investments available for sale	(475)	55	1,732	122
Recognition of other-than-temporary decline in value of investment	794			(1,854)

TOTAL	33,975	(4,042)	(1,307)	(4,701)

COMPREHENSIVE (LOSS) INCOME	$(170,540)	$727,024	$8,170	$(18,920)

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(In thousands of U.S. Dollars)

	Common Stock		Additional Paid In Capital	Common Stock Reserve Pool	(Accumulated Deficit) Retained Earnings	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2001 (PREDECESSOR COMPANY)	91,428,570	$914	$537,924		$(1,072,330)	$(5,438)	$(13,712)	$(552,642)
Amortization of amount paid in excess of carrying value of net assets acquired from related party			567					567
Change in unrealized loss on investment available for sale							(475)	(475)
Recognition of other-than-temporary decline in value of investment							794	794
Foreign currency translation adjustment							33,656	33,656
Adjustment for stock options not vested			(908)			908
Net loss for the year					(204,515)			(204,515)

BALANCE AT DECEMBER 31, 2002 (PREDECESSOR COMPANY)	91,428,570	914	537,583		(1,276,845)	(4,530)	20,263	(722,615)
Amortization of amount paid in excess of carrying value of net assets acquired from related party			142					142
Change in unrealized loss on investment available for sale							55	55
Foreign currency translation adjustment							(4,097)	(4,097)
Net income for the period					731,066			731,066

BALANCE AT MARCH 31, 2003 (PREDECESSOR COMPANY)	91,428,570	914	537,725		(545,779)	(4,530)	16,221	4,551
Elimination of Predecessor Company stockholders’ equity	(91,428,570)	(914)	(537,725)		545,779	4,530	(16,221)	(4,551)
Issuance of Successor Company common stock	10,000,000	100	95,257	$(6,037)		(1,320)		88,000

BALANCE AT MARCH 31, 2003 (SUCCESSOR COMPANY)	10,000,000	100	95,257	(6,037)	—	(1,320)	—	88,000
Issuance of common stock	100,000	1	1,074					1,075
Unrealized gain on investment available for sale							1,732	1,732
Foreign currency translation adjustment							(3,039)	(3,039)
Release of Common Stock Reserve Pool			(6,037)	6,037
Net income for the period					9,477			9,477

BALANCE AT DECEMBER 31, 2003 (SUCCESSOR COMPANY)	10,100,000	101	90,294	—	9,477	(1,320)	(1,307)	97,245
Issuance of common stock	16,100		99					99
Issuance of stock options to stockholder			149					149
Recognition of deferred compensation						440		440
Unrealized loss on investment available for sale							(1,732)	(1,732)
Foreign currency translation adjustment							(2,969)	(2,969)
Net loss for the year					(14,219)			(14,219)

BALANCE AT DECEMBER 31, 2004 (SUCCESSOR COMPANY)	10,116,100	$101	$90,542	$—	$(4,742)	$(880)	$(6,008)	$79,013

See notes to consolidated financial statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Predecessor Company	Predecessor Company	Successor Company	Successor Company
	Year Ended December 31, 2002	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003	Year Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(204,515)	$731,066	$9,477	$(14,219)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and depreciation	82,766	19,358	29,535	44,797
Gain on extinguishment of debt	(16,367)	(728,203)	(14,253)	(115)
Stock-based compensation		440		440
Issuance of stock options to stockholder				149
Deferred income tax provision	319	82		1,612
Provision for (reversal of allowance for) doubtful accounts	13,053	515	2,365	(3,916)
Paid-in-kind interest on Senior Notes			9,986	13,669
Recognition of other –than-temporary decline in value of investment	794
Gain on sale of assets held for disposal			(650)
Net loss (gain) on foreign exchange	91,884	(9,969)	(17,566)	(5,804)
Net loss (gain) on sale of investments	1,368			(1,854)
Net loss on disposals of property, plant and equipment	1,141	772	2,214	801
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	10,350	(3,816)	1,512	6,148
Decrease (increase) in prepaid expenses	523	(943)	1,465	(747)
Decrease (increase) in other receivables and other non-current assets	19,817	1,214	8,038	(886)
Decrease in accounts payable — trade	(6,100)	(2,709)	(13,273)	(1,522)
Increase (decrease) in accrued and other liabilities	28,517	5,549	3,180	(6,618)
Decrease in deferred revenues	(7,744)	(1,132)
Increase (decrease) in other long-term liabilities	11,727	(721)	(2,811)	3,583

Net cash provided by operating activities	27,533	11,503	19,219	35,518

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in trading investments	6,298	(3,303)	23,850	2,474
Purchases of property, plant and equipment	(21,652)	(3,266)	(18,213)	(39,379)
Proceeds from sale of property, plant and equipment	1,198	340	847	583
Proceeds from sale of assets held for disposal			6,135
Proceeds from the sale of investment	1,380			1,995

Net cash (used in) provided by investing activities	(12,776)	(6,229)	12,619	(34,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) borrowings from short-term debt	(8,323)			2,656
Proceeds from long-term debt	1,609			4,426
Repayments of long-term debt	(10,532)	(1,857)	(6,482)	(4,345)

Net cash (used in) provided by financing activities	(17,246)	(1,857)	(6,482)	2,737

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(554)	(415)	577	(1,771)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,043)	3,002	25,933	2,157
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	35,606	32,563	35,565	61,498

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$32,563	$35,565	$61,498	$63,655

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,774	$940	$4,204	$3,530

Foreign income taxes paid	$2,328	$594	$2,842	$3,865

CASH PAID DURING THE PERIOD FOR REORGANIZATION ITEMS:
Professional fees and other reorganization payments	$6,767	$1,714	$5,841

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain in investment available for sale.	$(475)	$55	$1,732	$122

Issuance of Series B Notes in settlement of certain vendor financing obligations
Issuance of common stock upon conversion of Series A Notes			$1,075	$99

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

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

On September 4, 2002, the Holding Company filed a Disclosure Statement (the “Disclosure Statement”) and a Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan reflected the terms of the pre- arranged

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

plan of reorganization that a majority of the holders of the indebtedness under the Company’s Vendor Financing Agreements and the holders of the Senior Notes agreed to support. The Disclosure Statement summarized the Plan and contained information concerning, among other matters, the history, business, results of operations, management, properties, liabilities and the assets available for distribution under the Plan as well as the anticipated organization and operation of a reorganized Holding Company. The Disclosure Statement also described certain effects of Plan confirmation, certain risk factors associated with the Plan, the manner in which distributions would be made to the Holding Company’s creditors under the Plan for all amounts that were owed to such parties on the Petition Date and the confirmation process and voting procedures that holders of claims in impaired classes must follow for their votes to be counted.

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

Although the Holding Company has emerged from bankruptcy, the Company remains in default under indebtedness owed to a creditor who voted against the Plan. Under the Plan, the claims of this creditor were a contingent obligation arising under a guarantee by the Holding Company of certain primary indebtedness of IMPSAT Argentina. Notwithstanding the Company’s emergence from bankruptcy and the extinguishment of Company’s guarantee as a result, an event of default has occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. As a result of this default, which relates to indebtedness totaling approximately $7.6 million in outstanding principal amount as of December 31, 2004, such indebtedness and accrued interest thereon is due and payable. The Company had been in negotiation discussions at the level of IMPSAT Argentina with this creditor with a view to rescheduling or otherwise restructuring the defaulted debt obligation. There is no assurance, however, that the Company will reach a definitive agreement with this creditor to reschedule or restructure such obligations.

Following is a summary of the significant transactions consummated on March 25, 2003 under the Plan:

•

issued shares of the Holding Company’s new common stock (the “New Common Stock”) to holders of the Company’s 13 3/4% Senior Notes due 2005 and 12 3/8% Senior Notes due 2008 (the “2005/2008 Holders”) in full satisfaction of their claims thereunder, including the outstanding principal and all accrued and unpaid interest. The 2005/2008 Holders received their ratable portion of 9.8 million shares of New Common Stock, less an allocation of a ratable number of such shares of New Common Stock to the holders of certain other claims of unsecured creditors of the Holding Company. Under the Plan, the dollar value of such other unsecured claims was determined after the Effective Date based on factors at the level of the Holding Company’s operating subsidiaries. Accordingly, the Plan required the Company to establish on the Effective Date a reserve (the “Common Stock Reserve Pool”) consisting of an estimated portion of such 9.8 million shares of New Common Stock sufficient to enable the Company to make any distributions after the Effective Date on account of such other unsecured claims. To this end, based on the estimated maximum value of the post-Effective Date contingencies and other unsecured claims, the Company and the creditors committee under the Plan determined that the Common Stock Reserve Pool should be composed of 686,000 shares of New Common Stock. The 2005/2008 Holders initially received on the Effective Date 9.1 million shares of New Common Stock, net of the Common Stock Reserve Pool. Pursuant to the Plan, any settlements or distributions from the Common Stock

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

Reserve Pool with the holders of other unsecured claims were to be made in accordance with the disputed claims resolution process contained therein. Following the resolution of these claims, the Plan provided that the Company would distribute any shares of New Common Stock remaining in the Common Stock Reserve Pool ratably among the 2005/2008 Holders in accordance with the terms of the Plan. In accordance with such disputed claims resolution procedure, in December 2003, the Holding Company issued 11,564 shares of New Common Stock to holders of allowed unsecured claims and the remainder of the Common Stock Reserve Pool to the 2005/ 2008 Holders. Holders of the Company’s pre-Chapter 11 common stock (the “Old Common Stock”) and holders of any other equity interest received no distribution under the Plan. All Old Common Stock and all other equity interests were cancelled on the Effective Date;

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

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

Under fresh-start accounting, a new reporting entity is considered to be created and the Company adjusts the recorded amounts of assets and liabilities to reflect their estimated fair values at the date fresh-start accounting is applied. Accordingly, the estimated reorganization value of the Company of $557.0 million represents the total fair value that the Company allocated to the assets of the Company. In conformity with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the Holding Company has used purchase accounting to account for the assets and liabilities as of the fresh-start date.

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

Reorganization items during the three-month period ended March 31, 2003 (Predecessor Company) are comprised of the following:

Professional fees	$(1,636)
Gain on extinguishments of debt	728,203
Stock-based compensation	(440)

Total	$726,127

Reorganization items during 2002 consisted solely of professional fees.

3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 2, the Holding Company successfully emerged from bankruptcy on March 25, 2003 with an approved reorganization plan. Prior to June 11, 2002 (the Petition Date), the Company had incurred substantial net losses and had both working capital and stockholders’ deficiencies. Emerging from bankruptcy gives the Company a chance to become successful in its future operations. The primary benefit of the bankruptcy was to relieve the Company of the obligations of the Senior Notes and Broadband Network Vendor Financing Agreements along with the related interest expense. As a result, the Company has generated positive operating income of $11.4 million and $3.0 million and cash flows from operations of $19.2 million and $35.5 million, respectively, for the years ended December 31, 2003 and 2004. As of December 31, 2004, the Company has cash and cash equivalents of $63.7 million, which includes approximately $3.6 million in Venezuela (see Note 4). Based on its current business plan, however, the Company believes that it will be required to refinance a portion of its outstanding debt coming due in the next several years because the Company will not have sufficient internally-generated funds to do so.

A significant portion of the Company’s debt coming due in 2005 and thereafter is held by affiliates of certain members of the Company’s board of directors. Accordingly, a special committee of the Company’s board of directors has been formed to explore recapitalization alternatives. These alternatives may take the form of a repurchase, refinancing or rescheduling of the payment terms of the indebtedness of the Company and/or its operating subsidiaries, a potential capital infusion, or other types of transactions. There can be no assurance, that any such transaction will be successfully negotiated or consummated. In addition, as discussed in Note 9, the Company was not in compliance with certain of its debt covenants as of December 31, 2004. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to obtain profitable operations.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The financial statements are presented on a consolidated basis and include the accounts of IMPSAT Fiber Networks, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Market Risk—The Company currently operates in countries throughout Latin America. The Company’s financial performance may be affected by inflation, exchange rates and currency controls, price controls, interest rates, changes in governmental economic policies, taxation and political, economic or other developments in or affecting the Latin America countries in which the Company operates. The Company has not entered into derivative transactions to hedge against potential foreign exchange or interest rate risks.

Currency Risks—The Argentine peso has been volatile since January 2002, when it traded at 1.65 pesos to the U.S. dollar. At December 31, 2003 and 2004, the Argentine peso traded at 2.95 pesos to the U.S. dollar. The devaluation of the Argentine peso will generally affect the Company’s consolidated financial statements by generating foreign exchange gains or losses on peso-denominated monetary liabilities and assets of IMPSAT Argentina and will generally result in a decrease, in U.S. dollar terms, in the Company’s revenues, costs and expenses in Argentina.

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

The Company’s results in Brazil also are adversely affected by devaluations of the Brazilian real against the U.S. dollar. At December 31, 2003 and 2004, the real traded at R$2.89 and R$2.65 to the U.S. dollar, respectively. Devaluations of the real against the U.S. dollar have had a negative effect on the Company’s real-denominated revenues. Economic difficulties in Brazil, including further currency devaluations, could have a material adverse effect on IMPSAT Brazil’s and the Company’s overall financial condition and results of operations.

In 2002, the Venezuelan government removed controls over the trading range of the bolivar, allowing the exchange rate to be determined by market conditions. As a result, during 2002, the bolivar decreased in value in relation to the U.S. dollar by approximately 85%. During February 2003, the Venezuelan government imposed exchange rate controls, fixing the bolivar’s value to the U.S. dollar at 1,600 bolivars to the U.S. dollar. These exchange rate controls make it difficult for the Company’s customers in Venezuela to obtain the U.S. dollars needed to make payments due to the Company in U.S. dollars on a timely basis. These exchange controls also limit the Company’s ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. During February 2004 and March 2005, the Venezuelan government further devalued the bolivar and fixed the bolivar’s value to the U.S. dollar at 1,920 and 2,150, respectively. As of December 31, 2004, approximately $3.6 million of the Company’s cash and cash equivalents were held in Venezuela (translated into U.S. dollars at the fixed exchange rate imposed by the Venezuelan government). Pursuant to the discussions by the AICPA International Practices Task Force, the Company has used the official government exchange rate of 1,920 bolivars to the U.S. dollar to remeasure the financial statements of IMPSAT Venezuela.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

Cash and Cash Equivalents—Cash and cash equivalents include time deposits or money market funds with original maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

Revenue Recognition—Revenues from data, value-added telephony, IT solutions and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery to, and acceptance by, the customer. In addition, the Company has entered into, and may enter into in the future, agreements with carriers granting indefeasible rights of use (“IRUs”) and access to portions of the Company’s broadband network capacity and infrastructure. Pursuant to some of these agreements, the Company may receive fixed advance payments for the IRUs, which would be recognized as revenue ratably over the life of the IRU. Amounts received in advance would be recorded as deferred revenue.

No single customer accounted for greater than 10% of total net revenues for the year ended December 31, 2002, the three month ended March 31, 2003, the nine months ended December 31, 2003 and the year ended December 31, 2004.

Non-Monetary Transactions—The Company may exchange capacity on its Broadband Network for capacity from other carriers through the exchange of IRUs. These transactions are accounted for in accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, where an exchange of similar IRUs is recorded at a historical carryover basis with no revenue or any gain or loss being recorded.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153 (“SFAS No. 153”), Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on its financial condition or results of operations.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	10-25 years
Operating communications equipment	5-10 years
Network infrastructure (including rights of way)	10-20 years
IRU investments	15 years
Furniture, fixtures and other equipment	2-10 years

Rights of way agreements represent the fees paid and the net present value of fees to be paid per signed agreements entered into for obtaining rights of way and other permits for the Broadband Network. These capitalized agreements are being amortized over the terms of the rights of way, which range from 10 to 20 years. In addition, the Company has acquired IRUs from other entities for its own purposes. Such IRU investments are capitalized and amortized over their estimated useful lives, not to exceed 15 years. The acquired IRUs have a 25-year term. In those cases where the right of use has been acquired for periods of time greater than 15 years, management believes that, due to anticipated advances in technology, the Company’s IRUs are not likely to be productive assets beyond 15 years.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

The operating communications equipment owned by the Company is subject to rapid technological obsolescence; therefore, it is reasonably possible that the equipment’s estimated useful lives could change in the near future.

Long-Lived Assets—Long-lived assets are reviewed on an ongoing basis for impairment based on a comparison of carrying values to the related undiscounted future cash flows. If the carrying amounts exceed such cash flows, identifying a possible impairment, the asset carrying amounts are adjusted to fair value.

Investments—Investments covered under the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as of December 31, 2003 were classified by the Company as either “trading” for short term investments or “available for sale” for long term investments and were carried at fair value. Unrealized gains and losses for trading investments are included in the Company’s results of operations. Unrealized gains or losses for available for sale investments are included in accumulated other comprehensive loss within stockholders’ equity (deficiency). All other investments are carried at cost.

Income Taxes—Deferred income taxes result from temporary differences in the recognition of income and expenses for tax and financial reporting purposes and are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the asset and liability method of computing deferred income taxes. Under the asset and liability method, deferred taxes are adjusted for tax rate changes as they occur.

Foreign Currency Translation—The Company’s subsidiaries except for IMPSAT Brazil, generally use the U.S. dollar as the functional currency. The effects of foreign currency transactions are included as net gain or loss on foreign exchange. IMPSAT Brazil uses the local currency as the functional currency, and as such the effects of translation are included in accumulated other comprehensive loss in stockholders’ equity.

Stock-Based Compensation—SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee and non-employee director compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees and non-employee directors using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee directors is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee or non-employee director must pay for the stock. The Company also provides the required disclosures of SFAS No. 123.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation costs been recognized based on the fair value at the date of grant for options awarded under the previous stock option plans (see Note 12) and the 2003 Plan, the pro-forma amounts of the Company’s net (loss) income and net (loss) income per common share for the year ended December 31, 2002, the three months ended March 31, 2003, the nine months ended December 31, 2003 and the year ended December 31, 2004 would have been as follows:

	Predecessor Company	Predecessor Company	Successor Company	Predecessor Company
	Year Ended December 31, 2002	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003	Year Ended December 31, 2004
Net (loss) income
As reported	$(204,515)	$731,066	$9,477	$(14,219)
Add: Stock-based compensation expense, as reported	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(1,754)	(175)	(1,028)	(1,479)

Pro forma	$(206,269)	$730,891	$8,449	$(15,698)

Net (loss) income per common share:
Basic:
As reported	$(2.24)	$8.00	$0.96	$(1.42)
Pro forma	$(2.26)	$7.00	$0.85	$(1.57)

Diluted:
As reported	$(2.24)	$8.00	$0.72	$(1.42)
Pro forma	$(2.26)	$7.00	$0.66	$(1.57)

For purposes of the pro forma disclosures, the fair value of the options granted in 2003 (see Note 12) was estimated using the minimum value method prescribed by SFAS No. 123, as the Company’s new common stock had not traded between the date of emergence and the date of the granting of the options. The assumptions used by the Company were as follows: no dividend yield; no volatility; risk-free interest rate of 3%; and an expected term of seven years. For purposes of the pro-forma disclosures, the fair value of the options granted in 2004 (see Note 12) was estimated using the Black-Scholes option pricing model. The assumptions used by the Company were as follows: no dividend yield; volatility of 39%; risk-free interest rate of 3.75%; and an expected term of 8 years. No stock options were granted in 2002 and during the three months ended March 31, 2003. No stock-based compensation to employees from stock options is reflected in the accompanying consolidated statements of operations because all the options granted had an exercise price greater than the market value of the underlying common stock on the date of grant.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. As discussed above, the Company has chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS No. 123(R); however, in adopting SFAS N0. 123(R), companies must choose among alternative valuation models and amortization assumptions.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

The valuation model and amortization assumption used by the Company continues to be available, but it has not yet completed its assessment of the alternatives. SFAS No. 123(R) will be effective for the Company beginning with the quarter ending September 30, 2005. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. The Company has not yet concluded on which transition option it will select. See above for the pro forma effect for the each of the periods presented, using our existing valuation and amortization assumptions.

Fair Value of Financial Instruments—As of December 31, 2003 and 2004, the Company’s financial instruments include receivables, payables and long-term debt. The Company’s Series A, Series B and Senior Secured Notes were valued using available market information and interest rates. The fair value of receivables and payables is equal to their carrying value due to their short term.

At December 31, 2003 and 2004, the fair value of the Company’s financial instruments was as follows:

	2003	2004
Series A 6% Senior Guaranted Notes	$62,773	$42,282
Series B 6% Senior Guaranted Notes	23,792	24,104
Senior Secured Notes	138,447	118,823

The fair values of all other financial instruments, which approximate their carrying value, have been estimated by management using available market information and interest rates as of December 31, 2003 and 2004.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

Net (Loss) Income Per Common Share—Basic earnings (loss) per share is computed based on the average number of common shares outstanding and diluted earnings (loss) per share is computed based on the average number of common and potential common shares outstanding using the treasury stock method. The calculation of diluted income (loss) per share was the same as the calculation of basic income per share for the year ended December 31, 2002, for the three months ended March 31, 2003 and for the year ended December 31, 2004, since the inclusion of potential common stock in the computation would be antidilutive. The computation of net income (loss) per share, for the nine months ended December 31, 2003 is as follows:

	Nine Months Ended December 31, 2003	Year Ended December 31, 2004
Net income	$9,477
Add back: interest on Series A and B Notes as if converted	2,145

Adjusted Net Income	$11,622

Weighted average number of common shares outstanding used in basic per share calculation	9,917

Basic net income per common share	$0.96

Weighted average number of common shares outstanding used in basic earnings per share calculation	9,917
Effect of dilutive securities:
Series A and B Notes (convertible)	5,990
Shares of restricted stock	150

Weighted average number of common shares outstanding used in diluted earnings per share calculation	16,057

Diluted net income per common share	$0.72

Antidilutive securities not included in diluted earnings per common share computation:

Stock Options	1,676	2,068

Exercise Price	$15.00	$6.17 to $15.00

Warrants	3,257	3,257

Exercise Price	$15.00	$15.00

Series A and B Notes		6,028

Conversion Price		$13.66 to $20.93

Shares of restricted stock		100

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss is as follows:

	FOREIGN CURRENCY TRANSLATION	UNREALIZED GAIN ON INVESTMENTS AVAILABLE FOR SALE	TOTAL
Balance at December 31, 2002 (Predecessor Company)	$20,263	$—	$20,263
Change during the year	(4,097)	55	(4,042)

Balance at March 31, 2003 (Predecessor Company)	16,166	55	16,221
Elimination of Predecessor Company Accumulated Other Comprehensive Income (Loss)	(16,166)	(55)	(16,221)

Balance at March 31, 2003 (Successor Company)	—	—	—
Change during the period	(3,039)	1,732	(1,307)

Balance at December 31, 2003 (Successor Company)	(3,039)	1,732	(1,307)
Changes during the year	(2,969)	(1,732)	(4,701)

Balance at December 31, 2004 (Successor Company)	$(6,008)	$—	$(6,008)

New Accounting Pronouncement—In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of APB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. During October 2003, the FASB deferred the effective date of FIN 46 until the end of the first interim or annual period ending after December 15, 2003. In addition the FASB issued a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. The adoption of FIN 46-R during 2004 did not have a material effect on the Company’s financial condition or results of operations.

Reclassifications—Certain amounts in the 2002 and 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

5. INVESTMENTS

The Company’s investments at December 31, 2003 (Successor Company) consist of the following:

Trading investments, at fair value	$2,474
Investments in common stock	$1,873

Trading investments consisted of approximately $2.5 million in short –term bonds issued by the Venezuelan government. During the year ended December 31, 2004, the Company converted its trading investments into cash.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

The Company’s investments in common stock included an ownership interest of less than 5% in the outstanding common stock of Claxson Interactive Group Inc. (“Claxson”), an integrated media company with operations in Latin America. The Company sold its investment in Claxon during the year ended December 31, 2004 for approximately $2.0 million and recorded a gain on sale of approximately $1.9 million. This gain is recorded in other income (loss), net in the accompanying consolidated statement of operations.

6. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, by operating subsidiaries, at December 31, 2003 and 2004, are summarized as follows:

	Successor Company
	December 31, 2003	December 31, 2004
IMPSAT Argentina	$25,465	$16,203
IMPSAT Brazil	5,804	5,419
IMPSAT Colombia	3,680	4,270
IMPSAT Venezuela	6,692	6,506
All other countries	10,214	8,978

Total	51,855	41,376
Less: allowance for doubtful accounts	(20,642)	(12,013)

Trade accounts receivable, net	$31,213	$29,363

The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables is susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customer financial history is analyzed.

The activity for the allowance for doubtful accounts for the year ended December 31, 2002, the three months ended March 31, 2003, the nine months ended December 31, 2003 and the year ended December 31, 2004 is as follows:

	Predecessor Company	Predecessor Company	Successor Company	Successor Company
	December 31, 2002	March 31, 2003	December 31, 2003	December 31, 2004
Beginning balance	$23,782	$23,384	$21,358	$20,642
Provision for (reversal of allowance for) doubtful accounts	13,053	515	2,365	(3,916)
Write-offs	(4,741)	(1,553)	(3,238)	(4,704)
Effect of exchange rate change	(8,710)	(988)	157	(9)

Ending balance	$23,384	$21,358	$20,642	$12,013

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

7. OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2003 and, 2004:

	Successor Company
	December 31, 2003	December 31, 2004
IMPSAT Argentina	$577	$497
IMPSAT Brazil	2,633	2,358
IMPSAT Colombia	3,522	3,475
IMPSAT Venezuela	2,794	2,670
All other countries	2,104	3,865

Total	$11,630	$12,865

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2003 and 2004 consist of:

	Successor Company
	December 31, 2003	December 31, 2004
Land	$10,109	$10,109
Building and improvements	33,921	36,496
Operating communications equipment	160,804	194,449
Network infrastructure (including rights of way)	103,828	111,433
IRU investments	19,381	20,407
Furniture, fixtures and other equipment	13,765	16,048

Total	341,808	388,942
Less: accumulated depreciation	(29,389)	(75,102)

Total	312,419	313,840
Equipment in transit	2,484	3,442
Construction in process	914	28

Property, plant and equipment, net	$315,817	$317,310

The activity in accumulated depreciation for the year ended December 31, 2002, the three months ended March 31, 2003, the nine months ended December 31, 2003 and the year ended December 31, 2004 is as follows:

	Predecessor Company	Predecessor Company	Successor Company	Successor Company
	December 31, 2002	March 31, 2003	December 31, 2003	December 31, 2004
Beginning balance	$415,718	$465,142	$—	$29,389
Depreciation expense	82,199	19,216	29,535	44,797
Exchange rate effects	(15,817)	1,889	226	1,706
Disposals and retirements	(16,958)	(4,845)	(372)	(790)
Application of fresh-start reporting		(481,402)

Ending balance	$465,142	$—	$29,389	$75,102

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

9. DEBT

Short-Term Debt—During 2004, IMPSAT Brasil entered into $1.7 million of new short-term credit facilities denominated in local currency with local banks. The facilities bear interest at 1.77% to 1.98% per month and, as of December 31, 2004, the outstanding balance amounted to $1.5 million. The outstanding amounts was partially repaid on January and February 2005 and the credit facilities remain open with a maturity date of March 31, 2005. In addition, during 2004, IMPSAT Venezuela entered into a new $1.2 million short-term credit facility denominated in local currency with a local bank. The facility bears interest at 16% and as of December 31, 2004, the outstanding balance amounted to $1.2 million. The outstanding amount is due in March 2005.

Long-Term Debt—The Company’s long-term debt at December 31, 2003 and 2004 is detailed as follows:

	Successor Company
	December 31, 2003	December 31, 2004
Series A 6% Senior Guaranteed Notes due 2011	$62,773	$66,376
Series B 6% Senior Guaranteed Notes due 2011	23,792	25,240
Senior Secured Notes 10%, maturing 2009	138,447	146,877
Senior Notes issued by IMPSAT Colombia due 2008 and 2010 (interest rate 14.11%), collateralized by the assignment of customer contracts	16,197	18,830
Term notes, maturing through 2007; collateralized by buildings and equipment, the assignment of customer contracts; denominated in:
U.S. dollars (interest rates 7% to 11.68%)	1,278	3,191
Local currency (interest rates 8.9% to 13.3%)	6,839	6,390
Eximbank notes (interest rate 3.93%), maturing semiannually through 2007	3,770	2,779
Vendor financing (interest rates 3.47% to 11%)	8,149	8,744

Total long-term debt	261,245	278,427
Less: current portion including defaulted indebtedness	(11,851)	(45,092)

Long-term debt, net	$249,394	$233,335

The scheduled maturities of long-term debt at December 31, 2004 are as follows:

Year Ending	Amount
2005	$45,092
2006	37,198
2007	36,701
2008	42,050
2009 and thereafter	117,386

Total	$278,427

The Series A, Series B and Senior Secured Notes and some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends. As of December 31, 2004, IMPSAT Brasil was not in compliance with certain financial ratios on its approximately $90.8 million of Senior Secured Notes. The Company has obtained a waiver from the holder of the notes of this covenant for the applicable period. As discussed in Note 2, the Company is in default on approximately $7.6 million of vendor financing obligations with one vendor.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

The Series A and Series B Notes are convertible into the Company’s stock at a conversion price of $13.66 and $20.93, respectively, as of December 31, 2004. The conversion price is reduced with the passage of time. As of December 31, 2004, the Series A and Series B Notes were convertible into approximately 4,929,000 and 1,099,000 shares of common stock, respectively.

During the nine months ended December 31, 2003, the Company issued a combination of new senior secured indebtedness totaling $3.7 million and Series B Notes totaling $1.7 million in full settlement of certain vendor financing obligations totaling $10.3 million of IMPSAT Argentina. The Company recorded a $5.5 million gain on extinguishment of debt as a result of the above transaction. In addition, the Company extinguished certain of its Eximbank notes, and certain of its vendor financing and accounts payable-trade obligations prior to their maturity for cash and recorded a gain on extinguishment of approximately $8.8 million.

During the third quarter of 2004, some holders of Holding Company’s Series A Notes converted approximately $0.2 million of notes at face value into 16,100 shares of common stock. The Company recorded $0.1 million gain on extinguishment of debt as a result of this conversion based upon the fair value of the common stock at the date of conversion and the notes’ carrying value.

10. INCOME TAXES

The composition of the provision for income taxes, all of which is for foreign taxes, for the year ended December 31, 2002 (Predecessor Company), the three months ended March 31, 2003 (Predecessor Company), the nine months ended December 31, 2003 (Successor Company) and the year ended December 31, 2004 (Successor Company) is as follows:

	Predecessor Company	Predecessor Company	Successor Company	Successor Company
	Year Ended December 31, 2002	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003	Year Ended December 31, 2004
Current	$(1,954)	$(324)	$(1,454)	$(1,867)
Deferred	(319)	(82)		(1,612)

Total	$(2,273)	$(406)	$(1,454)	$(3,479)

The foreign statutory tax rates range from 15% to 35% depending on the particular country. Deferred taxes result from temporary differences in revenue recognition, depreciation methods and net operating loss carryforwards, and are as follows:

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

	Successor Company	Successor Company
	December 31, 2003	December 31, 2004
Deferred tax assets:
Net operating loss carryforwards:
Domestic	$91,612	$8,316
Foreign	100,093	114,012
Property, plant and equipment	8,044	31,697
Services to carriers	6,557	—
Allowances	—	5,655
Other	291	—

Gross deferred tax assets	206,597	159,680
Less: valuation allowance	(206,597)	(159,680)

Net deferred tax asset	—	—

Deferred tax liabilities:
Property, plant and equipment	—	(1,612)

Net deferred tax liabilities	$—	$(1,612)

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

The Company recorded a valuation allowance to offset its deferred income tax asset as of December 31, 2004 because management cannot conclude that utilization of the tax benefits resulting from operating losses and the other temporary differences are “more likely than not” to be realized, as required by SFAS 109.

The Company has reserved for tax contingencies totaling approximately $3.9 million and $6.0 million as of December 31, 2003 and 2004, respectively, attributable primarily to its foreign subsidiaries’ tax return filings. These contingencies are for tax liabilities and related interest, as well as certain tax positions taken on foreign tax returns for which the statutes remain open.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

The Company’s tax filings and reserves for the contingencies described in the preceding paragraphs are subject to audit, and the respective taxing authorities may be contest the information on which these tax filings are based and may make additional assessments beyond that which has already been provided for.

The Company considers earnings relating to its foreign subsidiaries to be indefinitely reinvested outside of the United States and accordingly, no U.S. deferred income taxes have been recorded with respect to such earnings. Should the earnings be remitted as dividends, the Company may be subject to additional U.S. taxes, net of allowable foreign tax credits. The Company has determined that it is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

11. OPERATING SEGMENT INFORMATION

The Company’s operating segment information, by subsidiary, is as follows for the year ended December 31, 2002, the three months ended March 31, 2003, for the nine months ended December 31, 2003 and for the year ended December 31, 2004:

2002 Predecessor Company	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$35,051	$28,559	$52,975	$27,376	$52,367	$(23,063)	$173,265
Internet	6,588	4,022	4,508	2,495	12,871	(3,241)	27,243
Value added services	4,918	3,223	817	1,414	15,292	(11,473)	14,191
Telephony	9,451				10,142	(5,266)	14,327
Sales of equipment	538	9	14	349	258		1,168

Total net revenues	$56,546	$35,813	$58,314	$31,634	$90,930	$(43,043)	$230,194

Operating (loss) income	$(12,233)	$(19,865)	$1,485	$3,198	$(5,277)		$(32,692)

Total assets	$167,802	$115,387	$85,573	$47,254	$104,667		$520,683

January 1, 2003 to March 31, 2003 (Predecessor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$9,196	$5,504	$12,068	$7,510	$14,432	$(7,328)	$41,382
Internet	1,585	838	1,147	910	2,810	(1,557)	5,733
Value added services	1,157	956	225	518	2,541	(616)	4,781
Telephony	2,701		117		2,439	(1,151)	4,106
Sales of equipment	41			29	4		74

Total net revenues	$14,680	$7,298	$13,557	$8,967	$22,226	$(10,652)	$56,076

Operating (loss) income	$(3,004)	$(2,761)	$(2,729)	$2,459	$197		$(5,838)

Total assets	$124,570	$100,023	$79,925	$45,524	$97,687		$447,729

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

April 1, 2003 to December 31, 2003 (Successor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$25,202	$18,028	$35,832	$22,798	$38,325	$(19,330)	$120,855
Internet	5,173	2,646	3,599	2,097	10,376	(5,583)	18,308
Value added services	3,967	2,488	1,123	932	3,308	(1,261)	10,557
Telephony	9,009	14	291		8,890	(4,636)	13,568
Sales of equipment	530		168	111	117		926

Total net revenues	$43,881	$23,176	$41,013	$25,938	$61,016	$(30,810)	$164,214

Operating income (loss)	$1,134	$(6,549)	$5,629	$6,824	$4,383		$11,421

Total assets	$114,031	$107,376	$76,961	$54,495	$87,766		$440,629

2004 Successor Company	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$31,967	$23,948	$47,984	$28,929	$50,136	$(21,000)	$161,964
Internet	7,011	3,900	6,027	2,467	12,435	(5,715)	26,125
Value added services	18,080	4,901	2,318	1,674	2,984	(13,283)	16,674
Telephony	14,233	671	203		13,129	(6,563)	21,673
Sales of equipment	703	51	141	70	314		1,279

Total net revenues	$71,994	$33,471	$56,673	$33,140	$78,998	$(46,561)	$227,715

Operating income (loss)	$9,127	$(6,569)	$4,163	$9,245	$(13,380)		$2,586

Total assets	$118,961	$113,938	$75,053	$53,969	$81,986		$443,907

12. STOCKHOLDERS’ EQUITY

2003 Stock Incentive Plan—On the Effective Date, in accordance with the Plan, the Holding Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”), which provides for the grant to the Company’s officers, key employees, consultants, advisors, directors or affiliates of (i) “incentive stock options” within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, (ii) stock options that are non-qualified for U.S. federal income tax purposes, (iii) restricted stock grants and (iv) stock appreciation rights (collectively the “Awards”). The total number of shares of common stock for which Awards may be granted pursuant to the 2003 Plan is 3,087,044, subject to certain adjustments reflecting changes in the Company’s capitalization (provided that no more than 200,000 shares of common stock may be issued pursuant to Awards that are not stock options or stock appreciation rights). The 2003 Plan is administered by the Company’s compensation committee. The compensation committee determines, among other things, which of the Company’s officers, employees, consultants, advisors, affiliates and directors will receive Awards under the Plan, the time when Awards will be granted, and the type of Awards to be granted. Awards granted under the 2003 Plan are on such terms, including the number of shares subject to each Award, the time or times when the Awards will become exercisable, and the price and duration of the Award, as determined by the compensation committee. The expiration date of the 2003 Plan is March 25, 2013 and no Awards may be granted after said date. The termination of the Plan shall not affect any Award outstanding on the date of termination.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

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

Restricted Stock—On the Effective Date, in accordance with the Plan, the Holding Company granted certain officers 200,000 shares of the Holding Company’s New Common Stock. These shares vest in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant (but, in each case, only if the executive is still employed with the company on such respective date).

In connection with the restricted stock grant above, the Holding Company recorded approximately $1.3 million in stockholders’ equity as deferred compensation. The deferred compensation is being amortized to expense over the vesting period. Amortization for 2004 was $440,000.

Stock Options—On May 19, 2003, the Holding Company granted stock options for 1,646,332 shares of the Holding Company’s New Common Stock, at an exercise price of $15.00 per share to certain key employees. These options vest in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant. In addition, on such date, the Holding Company also granted stock options for 30,000 shares to certain directors of the Holding Company at an exercise price of $15.00 per share. These stock options vested immediately. Any unexercised stock options will expire on May 19, 2011.

On July 15, 2004, the Holding Company granted stock options for 262,156 shares of the Holding Company’s New Common Stock at an exercise price of $12.00 per share to certain key employees, 174,771 of which were fully vested on the date of grant and the remaining 87,385 of which will vest subject to the achievement of certain fiscal 2004 performance goals.

Additionally, on September 30, 2004, the Holding Company granted stock options for 90,000 shares of the Holding Company’s New Common Stock at an exercise price of $6.17 per share to certain directors of the Holding Company, which options were fully vested on the date of grant.

On September 30, 2004 and November 14, 2004, the Holding Company granted stock options for 60,000 and 20,000 shares, respectively of the Company’s New Common Stock at an exercise price of $6.17 and $15.00, respectively, per share to an affiliate of a director of the Company, which options were fully vested on the date of

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

grant. The Company recorded an expense of approximately $149 thousand as a result of this issuance, which is included within selling, general and administrative in the accompanying statement of operations for the year ended December 31, 2004.

A summary of stock option transactions during the nine month period ended December 31, 2003 and the year ended December 31, 2004 is as follow:

	Number of Option	Weighted Average Exercise Price
Granted during May 2003	1,676,332	$15.00
Exercised	—	—
Cancelled	—	—

Outstanding at December 31, 2003	1,676,332	$15.00
Granted	432,156	10.12
Exercised	—	—
Cancelled	—	—

Outstanding at December 31, 2004	2,108,488	$14.00

The following table summarizes information concerning outstanding stock options at December 31, 2004:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price
$ 6.17	150,000	8	$6.17	150,000	$6.17
$12.00	262,156	10	$12.00	174,771	$12.00
$15.00	1,696,332	7	$15.00	863,172	$15.00

	2,108,488	7	$14.00	1,187,943	$13.45

Common Stock—On July 18, 2003, pursuant to a subscription agreement as of that date, the Company issued 100,000 shares of its common stock to Houlihan Lokey Howard & Zukin Capital (“Houlihan Lokey”). In consideration of this issuance, Houlihan Lokey agreed not to collect a $1.5 million fee otherwise payable to them for services provided during the Company’s Chapter 11 reorganization. The shares were recorded at the fair value of the stock at the date of the issuance ($10.75). The difference between the amounts due to Houlihan Lokey and the fair value of the common stock issued was recorded as a gain.

Warrants—On the Effective Date, in accordance with the Plan, the Holding Company issued 3,257,178 eight-year warrants to acquire the Holding Company’s stock at $15.00 per share. As of December 31, 2004, all the warrants remain outstanding.

Common Stock Reserve Pool—On the Effective Date, in accordance with the Plan, the Company established a common stock reserve pool of 686,000 shares. During the forth quarter of 2003, the Company released all the shares in the Common Stock Reserve Pool to holders of certain allowed general unsecured claims under the Plan and to the 2005/2008 Holders upon the conclusion of the claims resolution procedures set forth in the Plan.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

13. RELATED PARTY TRANSACTIONS

The Company provides telecommunications network services to affiliates of stockholders of the Predecessor Company. During the year ended December 31, 2002 and the three months ended March 31, 2003, such services totaled approximately $10.4 million and $2.3 million, respectively. These entities ceased to be affiliated with the Company after the Effective Date. In addition, the Company also entered into transactions with such affiliates, which primarily included financial borrowings, insurance, and employee benefits services. During the year ended December 31, 2002 and the three months ended March 31, 2003, such transactions totaled approximately $3.3 million and $0.5 million respectively.

During the year ended December 31, 2002 and for the three months ended March 31, 2003, the Company made approximately $1.4 million and $0.4 million, respectively, in payments to British Telecommunications plc (“BT”) for satellite capacity. BT ceased to be affiliated with the Company after the Effective Date. In addition, investment banking fees amounting to $1.0 million were paid to affiliates during 2002. These affiliates are current stockholders of the Company.

During 2002, the Company paid approximately $2.0 million in fees to affiliates, who were among the Company’s creditors, for structuring and negotiation of the terms of the Plan.

The Company is currently indebted under certain financings to current affiliates, which are included in Note 9. Amounts outstanding totaled approximately $171.9 million and $198.7 million at December 31, 2003 and 2004, respectively.

During the years ended December 31, 2003 and 2004, the Company purchased telecommunications equipment and services from an affiliate totaling $1.0 million and $2.2 million, respectively.

14. COMMITMENTS AND CONTINGENCIES

Commitments—The Company leases satellite capacity with average annual rental commitments of approximately $12.4 million through the year 2009 under non cancelable agreements. In addition, the Company has committed to long-term contracts for the purchase of satellite and terrestrial links from third parties for approximately $15.0 million and $20.0 million through 2015 and 2009, respectively. The Company has commitments to purchase communications and data center equipment amounting to approximately $6.5 million at December 31, 2004.

The Company is a guarantor of the Senior Secured Notes issued by its subsidiaries under the Plan and other financing agreements entered by certain of its subsidiaries. At December 31, 2004, the aggregate balances outstanding were approximately $146.9 million (see Note 9).

The Company maintains commercial insurance policies which serve to guarantee certain of the Company’s performance obligations for services under some public and private contract bids which total approximately $33.2 million as of December 31, 2004.

Employment Agreements—Upon emergence, the Company entered into employment agreements with certain of its senior executives with provide for a three year term (subject to recurrent automatic one year renewals). Under such agreements, the base salary of these executives amounts to approximately $0.8 million per year.

360networks—During June 2001, the Company terminated a series of contracts which the Company had signed in the first quarter of 2001 with subsidiaries of 360americas networks (Bermuda) ltd., a subsidiary of 360networks, Inc., and certain other subsidiaries of 360networks, Inc. (collectively “360networks”), to construct and provide IRU dark fiber, capacity services and conduit to 360networks over the Company’s Broadband Network in Argentina and Brazil, including the Company’s new Argentina-Brazil link, as a result of the breach

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

by 360americas of its payment obligations under those contracts. Between March and May 2001, the Company made segments of the IRU dark fiber and capacity services available to 360networks for acceptance, but 360networks failed to make certain payments as required by the Company’s contract with them. 360networks also failed to make certain payments for collocation space in the Company’s telehouses in Sao Paulo and Rio de Janeiro, Brazil and Buenos Aires, Argentina, and the Company terminated those contracts as well. The Company has also terminated a contract with 360networks for collocation space in Caracas, Venezuela, also as a result of a payment default by 360networks.

The Company’s IRU dark fiber, capacity services and construction contracts with 360networks contemplated total payments of approximately $98.8 million in advance upon delivery of the IRU dark fiber, capacity services and conduit construction to 360networks and additional recurring payments, totaling approximately $45.0 million over the term of the contracts, for maintenance services. As of the termination of the contracts, 360networks had paid a total of $25.8 million and was in default on additional payments totaling $32.0 million. In addition, 360networks was in default on payments to collocation services totaling $0.8 million. The Company commenced arbitration and litigation proceedings against 360networks for damages under the terminated contracts for the provision of IRU dark fiber and capacity services, as contemplated by the relevant agreements. During November 2002, the Company reached an agreement (the “Settlement Agreement”) with 360networks pursuant to which the Company agreed to dismiss its arbitration and litigation proceedings against 360networks in return for the Company’s retention of funds that 360networks had advanced the Company in the amount of $22.6 in relation to the contracts described above between the Company and 360networks. These funds had been recorded as deferred revenues by the Company. In addition, the Company received from 360networks, assets with a fair value of approximately $1.6 million during 2002. In connection with the Settlement Agreement, the Company recorded a gain in the amount of $26.2 million during 2002. The gain was calculated as follows:

Reversal of deferred revenues	$22,557
Recovery of VAT taxes	2,078
Fair Value of Assets Acquired	1,594

Legal Settlement	$26,229

IPO Allocations Class Action—On November 1, 2001, a lawsuit (the “IPO Class Action”) was filed in the United States District Court for the Southern District of New York against the Holding Company, certain individuals who were then officers and directors of the Company, and the underwriters to the Holding Company’s initial public offering (IPO). This lawsuit alleges on behalf of a proposed class of all shareholders that the Holding Company and its underwriters violated various provisions of the securities laws in connection with the IPO in February 2000. Pursuant to the Plan, the plaintiffs in the IPO Class Action received in connection with their claims the assignment of any insurance proceeds that the Holding Company receives in connection with the litigation, but otherwise the claims of the plaintiffs against the Holding Company or any of its other assets, have been discharged as part of the Chapter 11 proceedings.

Pursuant to a Court order in August, 2001, the IPO Class Action was consolidated for all pre-trial purposes in In re Initial Public Offering Securities Litigation, 21 MC 92, an intra-district proceeding involving approximately 900 lawsuits relating to the initial public offerings of approximately 310 companies. In July 2002, the Holding Company and the other defendants filed a motion to dismiss, which was denied as to the Holding Company and one individual officer in February 2003. In April 2003, the Holding Company was advised that global settlement discussions between the plaintiffs and the Holding Company’s insurer (on behalf of the Holding Company and the individual defendants) to resolve plaintiffs’ claims against all 310 companies had reached an advanced stage. Among other things, the proposed settlement would result in a broad release of

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

claims against the Holding Company, its officers and directors, and other issuers, and their officers and directors without a direct financial contribution by the Holding Company. Settlement papers seeking preliminary approval of the settlement and certification of the investor class were submitted to the court in June 2004. The settlement is subject to certain final determinations and a fairness hearing.

Employee Severance Litigation—On December 26, 2003, a lawsuit was filed in an Argentine court against IMPSAT Argentina by the former chairman of the Company’s board of directors, Mr. Enrique Pescarmona. This lawsuit alleged that IMPSAT Argentina failed to pay Mr. Pescarmona severance compensation in the amount of $2.9 million which the plaintiff believes is required by Argentine labor law in connection with his termination from the Company upon the effectiveness of the Plan. The Company believes that it has meritorious defenses to the allegations in the complaints and is defending the litigation vigorously.

US Municipal Taxes—Pursuant to a certain state provision in the US, charges for telecommunications services that originate or terminate in and are charged to a service address in such state are subject to a discretionary municipal tax. Charges for long distance service ending or originating out of such state are exempt. The Company believes that substantially all the transactions of IMPSAT USA are excluded from the scope of the tax. To date, the state has not notified IMPSAT USA of any tax due under any municipality’s discretionary municipal tax or any state tax on telecommunications services. Accordingly, the Company is unable to determine if it is liable for any municipal taxes under such state provisions.

Other Litigation—The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of its business, including with respect to regulatory and foreign tax assessment matters. Whenever justified, the Company expects to vigorously prosecute or defend such claims, although there can be no assurance that the Company will ultimately prevail with respect to any such matters.

15. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected financial information for the quarterly periods in 2003 and 2004 is presented below:

	2003 Quarters
	(Predecessor Company)	(Successor Company)
	First	Second	Third	Fourth
Total net revenue	$56,076	$56,374	$56,439	$51,401
Operating (loss) income	(5,838)	7,169	6,233	(1,981)
Net income (loss)	731,066	22,246	(3,042)	(9,727)
Net income (loss) per common share:
Basic	8.00	2.26	(0.31)	(0.99)
Diluted	8.00	1.62	(0.31)	(0.59)

	2004 Quarters
	(Successor Company)
	First	Second	Third	Fourth
Total net revenue	$55,060	$55,546	$57,590	$59,519
Operating income (loss)	3,215	401	(273)	(757)
Net (loss) income	(6,472)	(10,013)	675	1,591
Net (loss) income per common share:
Basic	(0.64)	(1.00)	0.07	0.15
Diluted	(0.64)	(1.00)	0.07	0.15

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

The Company’s 2003 first quarter net income was positively impacted as a result of the gain on extinguishment of debt as discussed in Note 2. The Company’s 2003 second quarter results were positively impacted as a result of the gain on extinguishment of debt as discussed in Note 8 and the appreciation of the Brazilian real which generated a significant gain on foreign exchange.

16. GUARANTOR FINANCIAL INFORMATION

The financial information of IMPSAT Argentina, a guarantor subsidiary of the Holding Company’s Series A 6% Senior Guaranteed Notes due 2011 and Series B 6% Senior Guaranteed Notes due 2011, as of and for the nine months ended December 31, 2003 and as of and for the year ended December 31, 2004 is shown in a separate column in the accompanying consolidating financial information, as follows:

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

CONSOLIDATING BALANCE SHEET (SUCCESSOR COMPANY)

AS OF DECEMBER 31, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations		Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,775	$3,835	$20,045	$		$63,655
Trade accounts receivable, net		9,783	19,580			29,363
Other receivables	85,608	22,867	44,084		(139,694)	12,865
Prepaid expenses	172	904	2,908		(976)	3,008

Total current assets	125,555	37,389	86,617		(140,670)	108,891

PROPERTY, PLANT AND EQUIPMENT, Net		73,904	243,406			317,310

NON-CURRENT ASSETS:
Investments	57,169				(57,169)
Other non-current assets	4	7,668	10,034			17,706

Total non-current assets	57,173	7,668	10,034		(57,169)	17,706

TOTAL	$182,728	$118,961	$340,057		$(197,839)	$443,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$12,066	$20,547	$54,720		$(50,848)	$36,485
Short term debt			2,656			2,656
Current portion of long-term debt		20,202	24,890			45,092
Accrued and other liabilities	33	10,791	39,006		(18,613)	31,217

Total current liabilities	12,099	51,540	121,272		(69,461)	115,450
LONG-TERM DEBT, Net	91,616	43.901	97,818			233,335
OTHER LONG-TERM LIABILITIES		4,539	82,774		(71,204)	16,109

Total liabilities	103,715	99,980	301,864		(140,665)	364,894
STOCKHOLDERS’ EQUITY	79,013	18,981	38,193		(57,174)	79,013

TOTAL	$182,728	$118,961	$340,057		$(197,839)	$443,907

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR COMPANY)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2003

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
NET REVENUES:
Broadband and satellite		$25,202	$114,983	$(19,330)	$120,855
Internet		5,173	18,718	(5,583)	18,308
Value added services		3,967	7,851	(1,261)	10,557
Telephony		9,009	9,195	(4,636)	13,568
Sales of equipment		530	396		926

Total net revenues		43,881	151,143	(30,810)	164,214

COSTS AND EXPENSES:
Direct costs:
Contracted services		4,336	9,135	(95)	13,376
Other direct costs		8,578	9,775		18,353
Leased capacity		16,031	62,967	(29,482)	49,516
Cost of equipment sold		449	354		803

Total direct costs		29,394	82,231	(29,577)	82,048
Salaries and wages		10,377	25,262		35,639
Selling, general and administrative	$2,789	6,328	11,940	(1,233)	19,824
Gain on extinguishment of debt	(4,538)	(9,715)			(14,253)
Depreciation and amortization		6,363	23,172		29,535

Total costs and expenses	(1,749)	42,747	142,605	(30,810)	152,793

Operating income	1,749	1,134	8,538		11,421

OTHER INCOME (EXPENSES):
Interest income	(1,250)	235	(1,398)	3,481	1,068
Interest expense	(1,564)	(4,030)	(5,360)	(3,481)	(14,435)
Net gain on foreign exchange	8	1,266	16,292		17,566
Equity in income of affiliates	12,867			(12,867)
Other (loss), net	(1,776)	(402)	(2,581)	70	(4,689)

Total other (expenses) income	8,285	(2,931)	6,953	(12,797)	(490)

INCOME BEFORE INCOME TAXES	10,034	(1,797)	15,491	(12,797)	10,931
PROVISION FOR FOREIGN INCOME TAXES	(557)	(277)	(620)		(1,454)

NET INCOME	$9,477	$(2,074)	$14,871	$(12,797)	$9,477

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

CONSOLIDATING STATEMENT OF OPERATIONS (SUCCESSOR COMPANY)

FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
NET REVENUES:
Broadband and satellite		$31,967	$150.997	$(21,000)	$161,964
Internet		7,011	24,829	(5,715)	26,125
Value added services		18,080	11,877	(13,283)	16,674
Telephony		14,233	14,003	(6,563)	21,673
Sales of equipment		703	576		1,279

Total net revenues		71,994	202,282	(46,561)	227,715

COSTS AND EXPENSES:
Direct costs:
Contracted services		8,491	22,383	(9,589)	21,285
Other direct costs		5,522	15,125		20,647
Leased capacity		20,499	71,069	(23,936)	67,632
Cost of equipment sold		495	515	(47)	963

Total direct costs		35,007	109,092	(33,572)	110,527
Salaries and wages	$440	11,675	34,224		46,339
Selling, general and administrative	14,790	7,358	14,422	(12,989)	23,581
Gain on early extinguishment of debt	(115)				(115)
Depreciation and amortization		8,827	35,970		44,797

Total costs and expenses	15,115	62,867	193,708	(46,561)	225,129

Operating (loss) income	(15,115)	9,127	8,574		2,586

OTHER INCOME (EXPENSE):
Interest income	5,373	84	(9,298)	4,977	1,136
Interest expense	(5,396)	(5,564)	(5,169)	(4,977)	(21,106)
Net gain (loss) on foreign exchange		(1,002)	6,806		5,804
Equity in income of affiliates	(1,297)		2,351	(1,054)
Other income (loss), net	2,216	(150)	(1,226)		840

Total other (expense) income	896	(6,632)	(6,536)	(1,054)	(13,326)

(LOSS) INCOME BEFORE INCOME TAXES	(14,219)	2,495	2,038	(1,054)	(10,740)
PROVISION FOR FOREIGN INCOME TAXES		(413)	(3,066)		(3,479)

NET (LOSS) INCOME	$(14,219)	$2,082	$(1,028)	$(1,054)	$(14,219)

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR COMPANY)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2003

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$3,333	$(439)	$11,127	$5,198	$19,219
Cash flows provided by (used in) investing activities	32,132	(4,183)	(15,330)	—	12,619
Cash flows (used in) financing activities	6,397	(2,013)	(5,668)	(5,198)	(6,482)
Effect of exchange rate change on cash and cash equivalents	(3,039)	—	3,616	—	577

Net increase in cash and cash equivalents	38,823	(6,635)	(6,255)	—	25,933
Cash and cash equivalents at beginning of the period	5,059	8,067	22,439	—	35,565

Cash and cash equivalents at end of the period	$43,882	$1,432	$16,184	$—	$61,498

CONSOLIDATING STATEMENT OF CASH FLOWS (SUCCESSOR COMPANY)

FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations		Consolidated
Cash flows provided by (used in) operating activities	$(12,174)	$8,892	$32,558		$6,242	$35,518
Cash flows provided by (used in) investing activities	11,035	(7,794)	(31,326)		(6,242)	(34,327)
Cash flows provided by (used in) financing activities		1,305	1,432			2,737
Effect of exchange rate change on cash and cash equivalents	(2,969)		1,198			(1,771)

Net increase in cash and cash equivalents	(4,108)	2,403	3,862			2,157
Cash and cash equivalents at beginning of the period	43,883	1,432	16,183			61,498

Cash and cash equivalents at end of the period	$39,775	$3,835	$20,045	$		$63,655

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (filed on March 26, 2003 as Exhibit No. 2.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

3.2	Restated Bylaws of the Company (filed on March 26, 2003 as Exhibit No. 2.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

4.1	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 – Series A, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.2	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 – Series B, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.2 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.3	Disclosure Statement Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.4	Plan of Reorganization of the Company Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.5	Order Confirming the Company’s Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated December 16, 2002 (filed on December 19, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.6	Registration Rights Agreement among the Company, IMPSAT Argentina and the securityholders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 4.6 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.7	Specimen Common Stock Certificate (filed on March 26, 2003 as Exhibit No. 2.6 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

4.8	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated as of March 25, 2003 (including form of Warrant) (filed on April 15, 2003 as Exhibit 4.8 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

9.1	2003 Stock Incentive Plan (filed on April 15, 2003 as Exhibit 9.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

10.1	Amended and Restated Financing Agreement among IMPSAT Argentina, Nortel Networks Limited, and Deutsche Bank Trust Company Americas and the Lenders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 10.4 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.4: Amended and Restated Financing Agreement between IMPSAT Brazil and Nortel Networks Limited, dated as of March 25, 2003.

10.2	Employment Agreement between Ricardo A. Verdaguer and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.5 to the Company’s third quarter 2003 Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.3	Employment Agreement between Hector R. Alonso and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.6 to the Company’s third quarter 2003 Quarterly Report on Form 10-Q and incorporated herein by reference).*

Exhibit No.	Description
10.4	Letter Agreement between Marcelo Girotti and the Company dated March 25, 2003 (filed on August 14, 2003 as Exhibit 10.7 to the Company’s third quarter 2003 Quarterly Report on Form 10-Q and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreements were not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.7: Letter Agreement between Mariano Torre Gomez and the Company dated March 25, 2003; Letter Agreement between Matias Heinrich and the Company dated March 25, 2003; Letter Agreement between Alexander Rivelis and the Company dated March 25, 2003.*

21.1	List of subsidiaries of the registrants (incorporated by reference to the “Business — General” section of the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement.