Form 10-Q
period 2005-03-31
IMPSAT FIBER NETWORKS INC
filed 2005-05-23
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2005, the registrant had outstanding 10,116,100 shares of common stock, $0.01 par value.

IMPSAT FIBER NETWORKS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Revenues

Our contracts with our customers have in the past typically ranged in duration from six months to five years and contracts with our private telecommunications network customers have generally been three-year contracts. Under the Argentine “pesification” decree described below under “Currency Risks,” if a contract denominated in pesos is entered into after the decree’s enactment, payments under that contract are not entitled to be adjusted by any price or related index. Accordingly, in order to mitigate our inflation risk, our peso-denominated contracts in Argentina are typically for shorter terms ranging from three to six months. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the quantity and type of equipment installed. Except in Argentina and Brazil, the fees stipulated in the majority of our contracts with customers are denominated in U.S. dollar or U.S dollar equivalents. Services (other than installation fees) are billed on a monthly, predetermined basis, which coincide with the rendering of the services. We report our revenues net of deductions for sales taxes.

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

Although we believe that our geographic diversification provides some protection against economic downturns in any particular country, our results of operations and business prospects depend upon the overall financial and economic conditions in Latin America. Most of the countries in which we operate are undergoing, or have experienced in recent years, political and economic volatility. These conditions may have material adverse effects on our business, results of operations and financial condition.

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

Currency Risks

Except in Argentina and Brazil, the majority of our contracts with customers provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during the three months ending March 31, 2005. Nevertheless, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, we are exposed to exchange rate risk, even in countries other than Argentina and Brazil.

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

Currency	March 31, 2003	March 31, 2004	March 31, 2005
	(exchange rate per U.S.$1.00)
Argentina peso	3.00	2.88	2.92
Brazil real	3.35	2.94	2.67

In addition, as a result of foreign currency exchange and transfer controls established by the Venezuelan government in February 2003, our contracts with customers in Venezuela are currently being paid in local currency at the fixed exchange rate established by the Venezuelan government between the local currency and the U.S. dollar. As the exchange control regulations do not permit us to exchange our cash and cash equivalents in local currency into U.S. dollars without specific governmental authorizations, the Venezuelan exchange control regulations have adversely affected our exchange rate risks for all dollar-denominated liabilities owing by our Venezuelan operating subsidiary and our ability to receive dividends or other distributions from that subsidiary. We cannot predict the duration of the current controls or other adverse effects that Venezuelan exchange controls may have on our operating results and financial condition.

Argentina

In early January 2002, the Argentine government abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and traded as low as 3.87 pesos to the U.S. dollar on June 26, 2002. At March 31, 2004 the exchange rate was 2.88 pesos to the U.S. Dollar, as compared to 2.92 pesos to the U.S. Dollar on March 31, 2005. Currently, a significant proportion of IMPSAT Argentina’s customer contracts and operating cash inflows are denominated in pesos.

Brazil

At March 31, 2004, the real traded at a rate of R$2.94 = $1.00, and it appreciated to R$2.67 = $1.00 at March 31, 2005. The daily average exchange rate for the real during the first quarter of 2005 was R$2.63= $1.00, as compared to R$2.93 = $1.00 during the first quarter of 2004.

Venezuela

Widespread discontent with the policies of the current Venezuelan government produced a country-wide strike in the beginning of December 2002 that lasted two months and seriously disrupted economic activity in Venezuela and severely curtailed the production and export of oil, the major source of Venezuela’s foreign exchange. In response, on February 5, 2003, the Venezuelan government imposed foreign exchange and price controls, making it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also severely limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At March 31, 2004, the exchange rate for the bolivar was set at a rate of Bs.1,920 = $1.00, and on March 30, 2005, the Venezuelan government devalued the bolivar to a rate of Bs. 2,150 = $1.00. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela. Future devaluations of the Venezuelan bolivar and/or the implementation of stiffer exchange control restrictions in that country could have a material adverse effect on our financial condition and results of operations in Venezuela.

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

Basis for Translation

We maintain our consolidated accounts in U.S. dollars. The accounts of our subsidiaries are maintained in the currencies of the respective countries. The accounts of our subsidiaries are translated from local currency amounts to U.S. dollars. The method of translation is determined by the functional currency of our subsidiaries. A subsidiary’s functional currency is defined as the currency of the primary environment in which a subsidiary operates and is determined based on management’s judgment. When a subsidiary’s accounts are not maintained in the functional currency, the financial statements must be re-measured into the functional currency. This involves re-measuring monetary assets and liabilities using current exchange rates and non-monetary assets and liabilities using historical exchange rates. The adjustments generated by re-measurement are included in our consolidated statements of operations.

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

Changes in Policies

These policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during the first quarter of 2005, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during said period.

New Accounting Pronouncement

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

The valuation model and amortization assumption used by us continue to be available. However, we have not yet completed our assessment of the alternatives. SFAS No. 123(R) will be effective for the Company beginning January 1, 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. We have not yet concluded on which transition option we will select. See Note 3 to our condensed consolidated financial statements for the pro forma effect for the each of the periods presented, using our existing valuation and amortization assumptions.

Results of Operations

The following table summarizes our results of operations:

	Three Months Ended March 31,
	2004		2005
	(in thousands and as a percentage of consolidated revenues)
Net revenues:
Net revenues from services:
Broadband and satellite	$39,573	71.9%	$41,789	69.8%
Internet	5,984	10.9	6,931	11.6
Value added services	4,206	7.6	5,140	8.6
Telephony	5,145	9.3	5,928	9.9

Total net revenues from services	54,908	99.7	59,788	99.9
Sales of equipment	152	0.3	84	0.1

Total net revenues	55,060	100.0	59,872	100.0

Direct costs:
Contracted services	4,327	7.9	5,216	8.7
Other direct costs	3,758	6.8	7,459	12.5
Leased capacity	15,790	28.7	18,225	30.4
Cost of equipment sold	97	0.2	106	0.2

Total direct costs	23,972	43.5	31,006	51.8
Salaries and wages	12,207	22.2	12,970	21.7
Selling, general and administrative expenses	5,505	10.0	5,262	8.8
Depreciation and amortization	10,161	18.5	12,026	20.1
Interest expense, net	4,623	8.4	5,181	8.7
Net loss on foreign exchange	4,391	8.0	640	1.1
Other expense, net	130	0.2	289	0.5
Provision for foreign income taxes	543	9.9	722	1.2

Net loss	$(6,472)	11.8%	$(8,224)	13.7%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. Our total net revenues for the three months ended March 31, 2005 and 2004 equaled $59.9 million and $55.1 million, respectively. Net revenues were composed of net revenues from services and sales of equipment.

Our net revenues from services for the three months ended March 31, 2005 totaled $59.8 million, an increase of $4.9 million (or 8.9%) compared to the three months ended March 31, 2004. Our net revenues during the three months ended March 31, 2005 included net revenues from:

•	broadband and satellite data transmission services

•	Internet, which is composed of our Internet backbone access and managed modem services

•	value added services, including hosting, housing and collocation services, and

•	telephony, including local, national and international long-distance services

The following table shows our revenues from services by business lines for the periods indicated:

	Three Months Ended March 31,
	2004	% change(1)	2005
	(dollar amounts in thousands)
Broadband and satellite	$39,573	5.6	$41,789
Value added services(2)	4,206	22.2	5,140
Internet	5,984	15.8	6,931
Telephony	5,145	15.2	5,928

Total net revenues from services	$54,908	8.9	$59,788

(1)	Percentage increase (decrease) in first quarter of 2005 compared to first quarter 2004.
(2)	Includes our data center services, systems integration and other information technology solutions services.

The increase in our total net revenues from services in the first quarter of 2005, as compared to the corresponding period in 2004, is due to increased revenues from services in all of our business lines. Changes in our revenues during the first quarter of 2005 as compared to the first quarter of 2004 related to the following:

•	Revenues from broadband and satellite services during the first quarter of 2005 increased as compared to the first quarter of 2004, as a result of revenues from new customers and expansion of services from existing customers, which more than offset price decreases resulting from contractual renewals with existing customers and customer losses.

•	We experienced higher Internet revenues principally because of new customers and expansion of services to existing customers, partially offset by pricing pressure resulting from competition and customer losses.

•	Our revenues from value added services increased in the first quarter of 2005 compared to the same period in 2004, principally because of revenues from new customers.

•	Our telephony services revenues increased during the first quarter of 2005 as compared to first quarter of 2004 due to our increased delivery of switched voice services to corporate customers in Argentina, our expansion of international call terminations to end-user customers in Peru, and to increased revenues from our corporate customers in Brazil, where we launched our corporate telephony services at the end of 2003. These effects were partially offset by a decline in traffic volume and services in the United States.

We had 3,596 customers at March 31, 2005, compared to 3,314 customers at December 31, 2004, and 2,910 customers at March 31, 2004. The following table shows the evolution of our customer base for the periods indicated:

	Number of Customers as of:			% Change(1)	% Change(2)
	March 31, 2004	December 31, 2004	March 31, 2005
IMPSAT Argentina	1,046	1,236	1,330	27.2%	7.6
IMPSAT Colombia	741	788	828	11.7	5.1
IMPSAT Brazil	391	451	488	24.8	8.2
IMPSAT Venezuela	178	200	218	22.5	9.0
IMPSAT Ecuador	230	263	327	42.2	24.3
IMPSAT Chile	119	113	119	0.0	5.3
IMPSAT Peru	127	178	195	53.5	9.6
IMPSAT USA	78	85	91	16.7	7.1

Total	2,910	3,314	3,596	23.6	8.5

(1)	Increase as of end of first quarter of 2005 compared to end of first quarter of 2004.
(2)	Increase as of end of first quarter of 2005 compared to end of 2004.

During the first quarter of 2005, we gained a net total of 282 customers, an increase of 8.5% compared to December 31, 2004. Compared to March 31, 2004, we experienced a net gain of 686 customers, an increase of 23.6%. As we expand, the average size of customers, including the average revenue per customer, has decreased. In addition, as we increase our customer base and the initial or renewed term of customer contracts conclude, we face competition regarding subsequent renewals. We do not believe that any of our customer losses in the first quarter of 2005 will have a significant aggregate effect on our total net revenues from services.

In addition to net revenues from services, our total net revenues for the first quarter of 2005 included revenues from sales of equipment, which totaled $0.1 million compared to $0.2 million for the first quarter of 2004. Because equipment sales are ancillary to our core business and are generally engaged in by our company only on an opportunistic basis, we are currently unable to predict more than minimal sales of equipment during 2005.

The following table shows our revenues from services and total revenues by operating subsidiary (in each case, including inter-company transactions) for the periods indicated:

	Three Months Ended March 31,
	2004	% Change(1)	2005
	(dollar amounts in thousands)
IMPSAT Argentina

Services	$14,671	23.1%	$18,055

Sale of equipment	97	(89.7)	10

Total	14,768	22.3	18,065

IMPSAT Colombia

Services	13,573	4.7	14,211
Sale of equipment	34	(61.8)	13

	Three Months Ended March 31,
	2004	% Change(1)	2005
	(dollar amounts in thousands)
Total	13,607	4.5	14,224

IMPSAT Brazil

Services	7,346	37.1	10,068

Total	7,346	37.1	10,068

IMPSAT Venezuela

Services	8,086	0.6	8,135
Sale of equipment	20	205.0	61

Total	8,106	1.1	8,196

IMPSAT Ecuador

Services	4,265	17.9	5,030
Sale of equipment	1	(100.0)	—

Total	4,266	17.9	5,030

IMPSAT Chile

Services	1,938	4.9	2,032

Total	1,938	4.9	2,032

IMPSAT Peru

Services	3,509	6.8	3,749

Total	3,509	6.8	3,749

IMPSAT USA

Services	7,260	(9.6)	6,562

Total	7,260	(9.6)	6,562

International Satellite Capacity Holding, Ltd.(2)

Services	2,819	(11.6)	2,493

Total	2,819	(11.6)	2,493

Other

Services	217	(100.0)	—

Total	217	(100.0)	—

(1)	Percentage increase (decrease) in first quarter of 2005 compared to first quarter of 2004.
(2)	This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries.

Our net revenues at IMPSAT Argentina totaled $18.1 million, an increase of $3.3 million (or 22.3%) compared to the three months ended March 31, 2004. Argentina is our largest market in terms of number of customers and in revenues. After three years of adverse economic conditions that commenced in 1999, in January 2002 the Argentine Government defaulted on its external debt payments and devalued its currency, exacerbating declining commercial confidence and activity and further inflating exorbitant costs of financing for Argentine companies. Although Argentina’s economy has shown signs of recovery during 2004 and the first three months of 2005, it continues to experience adverse economic conditions and a lack of access to international capital markets. The political and economic conditions in Argentina, our largest country of operation, will continue to materially affect our financial condition and results of operations.

IMPSAT Brazil’s net revenues from services for the first quarter of 2005 totaled $10.1 million, an increase of $2.7 million (37.1%) compared to the first quarter of 2004. In local currency terms, IMPSAT Brazil’s net revenues for the first quarter of 2005 increased by 26% compared to the corresponding quarter in 2004. IMPSAT Brazil’s results were positively affected by the appreciation of the real against the U.S. dollar. At March 31, 2004, the real traded at a rate of R$2.94 = $1.00 and it appreciated to R$2.67 = $1.00 at March 31, 2005. However, future devaluations of the real and the decline in growth in the Brazilian economy would have an adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations.

IMPSAT Colombia recorded net revenues of $14.2 million, an increase of $0.6 million (4.5%) compared to the first quarter of 2004. This increase is mainly attributed to the appreciation of the Colombian peso against the U.S. dollar, which resulted in an increase in recorded revenues in U.S. dollars for contracts denominated and payable in Colombian pesos, new customer contracts and expansion of services (particularly data center and internet) provided to existing customers.

Total net revenues at IMPSAT Venezuela equaled $8.2 million for the first quarter of 2005, compared to $8.1 million for the first quarter of 2004. Venezuela has experienced and continues to experience political and economic uncertainty following the attempted military coup staged against that country’s President Hugo Chavez during April 2002 and the labor strikes that commenced in December 2002 and ended two months later. The Venezuelan government imposed foreign exchange and price controls during February 2003, making it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela and to obtain U.S. dollars required to purchase needed telecommunications equipment and repair parts. The continuation or worsening of this crisis in Venezuela could have a material adverse effect on IMPSAT Venezuela’s results of operations and financial condition.

IMPSAT USA recorded total net revenues of $6.6 million for the first quarter of 2005, compared to $7.3 million for the first quarter of 2004. The difference is primarily a result of a $0.7 million decrease in broadband and satellite services due to downward price renegotiations.

Direct Costs. Our direct costs for the first quarter of 2005 totaled $31.0 million, an increase of $7.0 million (or 29.3%), compared to the first quarter of 2004. Of our total direct costs for the first quarter of 2005, $10.5 million related to the operations of IMPSAT Argentina, compared to $7.2 million at IMPSAT Argentina for the first quarter of 2004. Direct costs for IMPSAT Brazil totaled $5.2 million for the first quarter of 2005, compared to $3.6 million for the first quarter of 2004. Direct costs of our subsidiaries are described prior to the elimination of inter-company transactions.

(1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the first quarter of 2005, our contracted services costs totaled $5.2 million, an increase of $0.9 million (or 20.5%) compared to the first quarter of 2004. Of this amount, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $3.3 million for the first quarter of 2005 compared to $3.0 million during the first quarter of 2004. Installation costs totaled $1.9 million for the first quarter of 2005 compared to $1.4 million in the first quarter of 2004. Of our total contracted services costs for the first quarter of 2005, $2.0 million related to the operations of IMPSAT Argentina, compared to $1.6 million at IMPSAT Argentina for the first quarter of 2004. Our maintenance and installation costs increased because we had more infrastructure and more new customers during the first quarter of 2005 compared to the first quarter of 2004.

(2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to our salaried sales personnel and third-party sales representatives; and our provision for doubtful accounts. We recorded other direct costs of $7.5 million, an increase of $3.7 million (or 98.5%) compared to the first quarter of 2004.

Sales commissions paid to third-party sales representatives for the first quarter of 2005 totaled $1.5 million, compared to $1.6 million in the first quarter of 2004.

We recorded a provision for doubtful accounts of $0.7 million for the first quarter of 2005, compared to a net reversal of a provision for doubtful accounts of $1.9 million for the same period during the previous year. The net reversal during the first quarter of 2004 related principally to our settlement of certain disputes with Global Crossing and the payment by Global Crossing in that quarter of $1.4 million, which was applied against outstanding receivables that had been disputed by Global Crossing and for which we had reserved 100% of contractual revenues. At March 31, 2005, approximately 23.5% of our gross trade accounts receivable were past due more than six months, compared to 32.8% at the end of the first quarter of 2004. At March 31, 2005, our allowance for doubtful accounts covered approximately 116.4% of our gross trade accounts receivable past due more than six months. The average days outstanding in gross trade accounts receivable decreased from 68 days at March 31, 2004 to 55 days at March 31, 2005. IMPSAT Argentina’s allowance for doubtful accounts at the end of the first quarter of 2005 covered approximately 98.0% of its gross trade accounts receivable past due more than six months.

(3) Leased Capacity. Our leased capacity costs for the first quarter of 2005 totaled $18.2 million, an increase of $2.4 million (or 15.4%) compared to the first quarter of 2004.

Our leased capacity costs for satellite capacity for the first quarter of 2005 totaled $5.8 million, a decrease of $0.1 million (or 2.4%) compared to the first quarter of 2004. In Argentina, our leased satellite capacity costs totaled $1.8 million for the first quarter of 2005, compared to $1.8 million for the first quarter of 2004. Our leased satellite capacity costs for IMPSAT Brazil totaled $0.7 million for the first quarter of 2005, compared to $0.7 million for the first quarter of 2004. We had approximately 693 MHz of leased satellite capacity at the end of the first quarter of 2005, compared to 718 MHz at March 31, 2004.

Our costs for dedicated leased capacity on third-party fiber optic networks totaled $8.1 million for the first quarter of 2005, an increase of $1.2 million (or 17.9%) compared to the first quarter of 2004. These costs were incurred principally in Argentina, Brazil, Colombia and the United States. We will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services.

In connection with our domestic and international long distance telephony services in Argentina, Peru and the United States, we incur costs for interconnection and telephony termination (“I&T”) and frequency rights. Our I&T and frequency rights costs totaled $4.3 million during the first quarter of 2005 (which included $3.5 million of I&T costs). This compares to $3.0 million of I&T and frequency rights costs for the first quarter of 2004 (which included $2.3 million of I&T costs). Our I&T and frequency rights costs in Argentina totaled $2.4 million during the first quarter of 2005 (which included $2.3 million of I&T costs). This compares to $1.3 million of I&T and frequency rights costs for the first quarter of 2004 (which included $1.1 million of I&T costs).

(4) Costs of Equipment Sold. In the first quarter of 2005, we incurred costs of equipment sold of $0.1 million, compared to costs of equipment sold of $0.1 million for the first quarter of 2004.

Salaries and Wages. Salaries and wages for the first quarter of 2005 totaled $13.0 million, an increase of $0.8 million (or 6.3%) compared to the first quarter of 2004. The increase was, in part, related to the appreciation of the Colombian peso and Brazilian real in comparison to the same period in the previous year.

We reduced the aggregate number of our employees from 1,242 at March 31, 2004 to 1,229 at March 31, 2005. IMPSAT Argentina had 298 employees at March 31, 2005, as compared to 297 employees at March 31, 2004. IMPSAT Argentina incurred salaries and wages for the first quarter of 2005 totaling $3.2 million, an increase of $0.3 million (or 9.7%) over the first quarter of 2004. IMPSAT Brazil incurred salaries and wages for the first quarter of 2005 of $2.3 million, an increase of $0.2 million (or 11.1%) compared to the first quarter of 2004. IMPSAT Brazil increased its number of employees to 194 persons at March 31, 2005, compared to 192 persons at March 31, 2004.

Selling, General and Administrative Expenses. We incurred SG&A expenses of $5.3 million for the first quarter of 2005, a decrease of $0.2 million (or 4.4%) compared to the first quarter of 2004. Our SG&A expenses for the first quarter of 2005 declined due principally to decreases in our publicity and promotion costs, utilities and advisory fees, and overall costs control measures undertaken by management. SG&A expenses at IMPSAT Argentina for the first quarter of 2005 totaled $1.6 million, a decrease of $0.2 million (or 8.9%) compared to the first quarter of 2004.

Depreciation and Amortization. Our depreciation and amortization expenses for the three months ended March 31, 2005 totaled $12.0 million, an increase of $1.9 million (or 18.4%) compared to depreciation and amortization for the first quarter of 2004. Depreciation and amortization increased during the first quarter of 2005 as compared to the corresponding period in 2004 primarily due to our increased purchases of capital expenditures during 2004. Depreciation and amortization expenses for IMPSAT Argentina for the first quarter of 2005 totaled $2.5 million, an increase of $0.4 million (or 16.7%) compared to IMPSAT Argentina’s depreciation and amortization expenses for the first quarter of 2004.

Interest Expense, Net. Our net interest expense for the first quarter of 2005 totaled $5.2 million, an increase of $0.6 million (or 12.1%) as compared to net interest expense of $4.6 million for first quarter of 2004. Our interest expense increased principally because of “payment in kind” accretion to our Senior Notes and certain indebtedness of our subsidiaries, which, of our total interest expense for the first quarter of 2005, represented $3.4 million. Our total indebtedness as of March 31, 2005 was $265.0 million, as compared to $264.1 million as of March 31, 2004.

Net Loss on Foreign Exchange. We recorded a net loss on foreign exchange for the first quarter of 2005 of $0.6 million, compared to a net loss on foreign exchange of $4.4 million for the three months ended March 31, 2004. IMPSAT Argentina recorded a net loss on foreign exchange for the first quarter of 2005 of $0.2 million compared to a net loss on foreign exchange for the first quarter of 2004 of $0.6 million. IMPSAT Brazil recorded a net loss on foreign exchange for the first quarter of 2005 of $0.5 million, compared to net loss of $1.8 million for the first quarter of 2004.

Net Loss. For the first quarter of 2005, we recorded a net loss of $8.2 million, compared to net loss of $6.5 million for the three months ended March 31, 2004. For the first quarter of 2005, we recorded an operating loss of $1.4 million, compared to operating income of $3.2 million for the first three months of 2004.

Liquidity and Capital Resources

At March 31, 2005, we had total cash and cash equivalents of $41.4 million, compared to $63.7 million at December 31, 2004.

At March 31, 2005, approximately $4.6 million of our total cash and cash equivalents were held in Venezuelan bolivars by IMPSAT Venezuela (based on the official exchange rate at that date of Bs.2,150.00 = $1.00). Foreign exchange controls instituted in Venezuela since February 2003 severely limit our ability to repatriate these amounts and any other earnings from our Venezuelan operations. Future devaluations of the Venezuelan bolivar and/or the implementation of more stringent exchange control restrictions in that country could have a material adverse effect on the recorded U.S. dollar value or our cash and cash equivalents held by IMPSAT Venezuela and would result in a loss in future periods in our condensed consolidated statement of operations.

At March 31, 2005, our total indebtedness was $265.0 million as compared to $281.1 million at December 31, 2004, of which $1.2 million represented short-term debt, $45.4 million represented current portion of long-term debt and $218.4 million represented long-term debt. Our capital expenditures budget for 2005 contemplates that we will need approximately $32.5 million (including amounts spent to date) for capital expenditures.

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

In the first quarter of 2005, IMPSAT Brazil failed to comply with a financial ratio on its approximately $81.1 million of Senior Secured Notes. Although we obtained a waiver of any non-compliance with this ratio through March 31, 2006 from the lender, we cannot guarantee that the lender will grant any required waivers in the future.

In 2005, we are required to commence repayment of the principal amount of the restructured senior debt owed by our subsidiaries to certain of their vendor financiers who elected to participate in the Plan, and pay in cash the interest on the Senior Notes, that was payable in kind between the Effective Date and March 25, 2005. Our vendor indebtedness, which totalled $132.4 million at March 31, 2005, is payable in nine equal installments, commencing March 25, 2005, through March 25, 2009. We paid the initial principal installment on this indebtedness, totalling $16.5 million, on March 25, 2005.

A significant portion of the indebtedness coming due in 2005 and thereafter is held by affiliates of certain members of our board of directors. Accordingly, a special committee of the Company’s board of directors has been formed to explore recapitalization alternatives. These alternatives may take the form of a repurchase, refinancing or rescheduling of the payment terms of the indebtedness of the Company and/or its operating subsidiaries, a potential capital infusion, or other types of transactions. There can be no assurance, however, that any such transaction will be successfully negotiated or consummated. Our inability to successfully refinance our indebtedness as it comes due would have a material adverse effect on our company, and would raise doubts as to our ability to continue as a going concern for a reasonable time period.

In its audit report in the Company’s consolidated financial statements for the year ended December 31, 2004, Deloitte & Touche LLP, the Company’s independent registered public accounting firm, included a paragraph that noted that the Company’s potential inability to meet certain of its debt covenants, and the amount of its debt obligations coming due in 2005 and thereafter, raised substantial doubt as to our ability to continue as a going concern. The Company’s financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result if we were forced to discontinue operations. For additional information, see Note 2 to our condensed financial statements.

As set forth in our condensed consolidated statement of cash flows, our operating activities provided $5.5 million in net cash flows for the first quarter of 2005, compared to $3.7 million provided by operating activities during the first quarter of 2004. The increase in cash flow from operating activities in the first quarter of 2005 was primarily due to our net loss during the first quarter of 2005 and to a decrease in accrued and other liabilities.

For the first quarter of 2005, our investing activities used $8.3 million in net cash flows, compared to $3.7 million of net cash flows used by investing activities during the corresponding period in 2004. During the first quarter of 2005, we used $19.6 million in net cash flows from financing activities, compared to $1.4 million in net cash flows used in financing activities during the first quarter of 2004, $16.5 million of which were due to the repayment of Senior Debt at its stated maturity as discussed above.

At March 31, 2005, we had leased satellite capacity with average annual rental commitments of approximately $12.3 million through the year 2009 under non-cancelable agreements. We have entered into contracts for the purchase of satellite capacity for approximately $15.0 million through 2015. In addition, at March 31, 2005, we had commitments to purchase telecommunications equipment amounting to approximately $6.5 million. Furthermore, we have leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate. We have committed to long-term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia and the United States for approximately $3.1 million per year through 2009. The remainder of the leases are typically under one-year contracts, the early cancellation of which is subject to a fee.

The following table sets forth due dates of our contractual obligations:

Type of Obligations	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Short-term debt	$1,204						$1,204
Long-term debt	$45,375	$19,753	$37,180	$42,566	$16,549	$102,371	263,794
Capital lease obligations	—	44	87	87	44		262
Operating leases(1)	24,045	19,337	13,316	9,811	6,583	995	74,087
Purchase obligations	6,536	—	—	—	—	—	6,536

Total contractual cash obligations	$77,160	$39,134	$50,583	$52,464	$23,176	$103,366	$345,883

(1)	This includes commitments for satellite capacity and terrestrial links.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The sections below highlight our exposure to interest rate and foreign exchange rate risks. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at March 31, 2005 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during year 2005. We do not hold or issue any market risk sensitive instruments for trading purposes.

Interest Rate Risk. Our cash and cash equivalents consist of highly liquid investments with a maturity of less than 30 days. As a result of the short-term nature of these instruments, we do not believe that a hypothetical 10% change in interest rates would have a material impact on our future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments.

We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. At March 31, 2005, our total floating rate indebtedness aggregated $39.2 million, of which $13.5 million was denominated in U.S. dollars and accrued interest at specified spreads over the London Interbank Offered Rate (LIBOR) and $25.7 million was denominated in local currencies of our operating subsidiaries and accrued interest at variable rates tied to local interest rates and inflation indices. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of March 31, 2005, a hypothetical 100 basis point increase in LIBOR would affect our annual interest cost related to our floating rate indebtedness bearing interest based on LIBOR by approximately $0.1 million annually. The fair value of financial instruments, which approximate their carrying value, except in the case of Senior Notes, have been determined using available market information and interest rates as of March 31, 2005.

	Expected Maturities at March 31,							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total
Senior Notes (fixed rate)	$33,098	$16,549	$33,098	$33,098	$16,549	$92,903	$225,295	$164,999

Avg. interest rate	8.35	8.07%	7.88%	7.39%	6.60%	6.00%
Term Notes (fixed rate)	$251	$110	$159				$520	$520

Avg. interest rate	12.97%	13.30%	13.30%

Term Notes (variable rate)	$5,129	$2,712	$3,925	$9,468		$9,468	$30,702	$30,702

Avg. interest rate	12.87%	12.89%	13.27%	14.11%	14.11%	14.11%

Vendor Financing (variable rate)	$8,101	$380					$8,481	$8,481

Avg. interest rate	7.78%	8.90%

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

During January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso, and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at March 31, 2005 was pesos 2.92 = $1.00. Devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. During the remainder of 2005, our consolidated results could be impacted from transaction gains or losses on our dollar-denominated monetary assets and liabilities. Potential balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings.

Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that were mandatorily converted to pesos under the “pesification” decree are to be adjusted pursuant to an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate completely the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currency and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to any other consumer or other price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate risks. At March 31, 2005, the real traded at a rate of R2.67 = $1.00.

As discussed above, in response to political and economic turmoil currently affecting Venezuela, the Venezuelan government imposed foreign exchange and price controls during 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls could also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls. The Venezuelan government further devalued its currency to Bs. 1,920 = $1.00 in February 2004, and Bs. 2,150 = $1.00 on March 5, 2005. Hence, at March 31, 2004, the bolivar traded at a rate of Bs.1,920 = $1.00, and on March 31, 2005, it traded at a rate of Bs. 2,150 = $1.00. In the majority of cases, we have agreed to receive bolivars at the official rate in payment for our services in lieu of

U.S. dollars. As a result, our holdings of bolivars at March 31, 2005 totaled Bs. 9.9 billion (or $4.6 million at the official exchange rate at such date). The decline in the U.S. dollar value of our cash and cash equivalents denominated in bolivars as a result of the devaluation of the bolivar will result in a loss in our consolidated financial statements.

Net revenues from services from our Argentine operations for the first quarters of 2005 and 2004 represented 30.2% and 26.7% of our total net revenues from services, respectively. Net revenues from services from our Brazilian operations for the first quarters of 2005 and 2004 represented approximately 16.8% and 13.4% of our total net revenues from services respectively. Our net revenues from services in Venezuela accounted for 13.6% and 14.7% of our total revenues from services for the first quarters of 2005 and 2004, respectively.

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

Item 4. Submission of Matters to a Vote of Security-Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Index:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (filed on March 26, 2003 as Exhibit No. 2.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

3.2	Restated Bylaws of the Company (filed on March 26, 2003 as Exhibit No. 2.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

4.1	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 – Series A, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.2	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 – Series B, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.2 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.3	Disclosure Statement Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.4	Plan of Reorganization of the Company Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.5	Order Confirming the Company’s Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated December 16, 2002 (filed on December 19, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.6	Registration Rights Agreement among the Company, IMPSAT Argentina and the security-holders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 4.6 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.7	Specimen Common Stock Certificate (filed on March 26, 2003 as Exhibit No. 2.6 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

4.8	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated as of March 25, 2003 (including form of Warrant) (filed on April 15, 2003 as Exhibit 4.8 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

9.1	2003 Stock Incentive Plan (filed on April 15, 2003 as Exhibit 9.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

10.1	Amended and Restated Financing Agreement among IMPSAT Argentina, Nortel Networks Limited, and Deutsche Bank Trust Company Americas and the Lenders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 10.4 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.1: Amended and Restated Financing Agreement between IMPSAT Brazil and Nortel Networks Limited, dated as of March 25, 2003.

10.2	Employment Agreement between Ricardo A. Verdaguer and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.5 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference).

10.3	Employment Agreement between Hector R. Alonso and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.6 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference).

Exhibit No.	Description

10.4	Letter Agreement between Marcelo Girotti and the Company dated March 25, 2003 (filed on August 14, 2003 as Exhibit 10.7 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreements were not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.4: Letter Agreement between Mariano Torre Gomez and the Company dated March 25, 2003; Letter Agreement between Matias Heinrich and the Company dated March 25, 2003; Letter Agreement between Alexander Rivelis and the Company dated March 25, 2003.

21.1	List of subsidiaries of the registrants (incorporated by reference to the “Business — General” section of the Company’s 2003 Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: May 23, 2005

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND MARCH 31, 2005

(In thousands of U.S. Dollars, except per share amounts)

( Unaudited )

	December 31, 2004	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,655	$41,374
Trade accounts receivable, net	29,363	33,870
Other receivables	12,865	13,968
Prepaid Expenses	3,008	4,213

Total current assets	108,891	93,425

PROPERTY, PLANT AND EQUIPMENT, Net	317,310	313,131

OTHER NON-CURRENT ASSETS	17,706	17,174

TOTAL	$443,907	$423,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$36,485	$38,771
Short-term debt	2,656	1,204
Current portion of long-term debt	45,092	45,375
Accrued and other liabilities	31,217	33,420

Total current liabilities	115,450	118,770
LONG-TERM DEBT, Net	233,335	218,419
OTHER LONG-TERM LIABILITIES	16,109	15,137

Total liabilities	364,894	352,326

COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares outstanding as of December 31, 2004 and March 31, 2005	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,116,100 shares issued and outstanding (including 100,000 and 50,000 restricted shares held in the 2003 Stock Incentive Plan as of December 31, 2004 and March 31, 2005, respectively)	101	101
Additional paid in capital	90,542	90,542
Accumulated deficit	(4,742)	(12,966)
Deferred stock-based compensation	(880)	(440)
Accumulated other comprehensive loss	(6,008)	(5,833)

Total stockholders’ equity	79,013	71,404

TOTAL	$443,907	$423,730

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	March 31,
	2004	2005
NET REVENUES:
Broadband and satellite	$39,573	$41,789
Internet	5,984	6,931
Value added services	4,206	5,140
Telephony	5,145	5,928
Sales of equipment	152	84

Total net revenues	55,060	59,872

COSTS AND EXPENSES:
Direct costs:
Contracted services	4,327	5,216
Other direct costs	3,758	7,459
Leased capacity	15,790	18,225
Cost of equipment sold	97	106

Total direct costs	23,972	31,006
Salaries and wages	12,207	12,970
Selling, general and administrative	5,505	5,262
Depreciation and amortization	10,161	12,026

Total costs and expenses	51,845	61,264

Operating income (loss)	3,215	(1,392)

OTHER INCOME (EXPENSE):
Interest income	311	303
Interest expense	(4,934)	(5,484)
Net loss on foreign exchange	(4,391)	(640)
Other expense, net	(130)	(289)

Total other expense	(9,144)	(6,110)

Loss before income taxes	(5,929)	(7,502)
Provision for foreign income taxes	(543)	(722)

NET LOSS	$(6,472)	$(8,224)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	(0.64)	(0.82)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES: BASIC AND DILUTED	9,953	10,016

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(In thousands of U.S. Dollars)

(Unaudited)

	March 31,
	2004	2005
NET LOSS	$(6,472)	$(8,224)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	167	175
Unrealized gain on investments available for sale	1,484
Recognition of other-than-temporary decline in value of investment	93

TOTAL	1,744	175

COMPREHENSIVE LOSS	$(4,728)	$(8,049)

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(In thousands of U.S. Dollars)

(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2004	10,116,100	$101	$90,542	$(4,742)	$(880)	$(6,008)	$79,013
Recognition of deferred compensation					440		440
Foreign currency translation adjustment						175	175
Net loss for the period				(8,224)			(8,224)

BALANCE AT March 31, 2005	10,116,100	$101	$90,542	$(12,966)	$(440)	$(5,833)	$71,404

See notes to condensed consolidated financial statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(In thousands of U.S. Dollars)

(Unaudited)

	March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,472)	$(8,224)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	10,161	12,026
Stock-based compensation	440	440
Deferred income tax provision		398
Provision for (reversal of allowance for) doubtful accounts	(1,855)	693
Paid-in-kind interest on Senior Notes	3,345	3,369
Net loss on foreign exchange	4,391	640
Net loss on sale of investments	46
Net loss on disposals of property, plant and equipment	924	35
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	977	(5,221)
Increase in prepaid expenses	(1,583)	(1,205)
Increase in other receivables and other non-current assets	(4,462)	(788)
Increase in accounts payable — trade	1,069	2,331
(Decrease) increase in accrued and other liabilities	(3,543)	1,983
Increase (decrease) in other long-term liabilities	240	(936)

Net cash provided by operating activities	3,678	5,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in trading investments	2,081
Purchases of property, plant and equipment	(5,877)	(8,306)
Proceeds from sale of property, plant and equipment	38	3
Proceeds from sale of investment	98

Net cash used in investing activities	(3,660)	(8,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt		(1,449)
Repayments of long-term debt	(1,351)	(18,145)

Net cash used in financing activities	(1,351)	(19,594)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(83)	75

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,416)	(22,281)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	61,498	63,655

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$60,082	$41,374

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$893	$1,610

Foreign income taxes paid	$567	$378

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain in investment available for sale.	$1,484

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

1. GENERAL

IMPSAT Fiber Networks, Inc., a Delaware holding company (the “Holding Company”), and subsidiaries (collectively the “Company”) is a provider of integrated broadband, data, Internet, voice and data center services in Latin America. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers.

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

2. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Holding Company successfully emerged from bankruptcy on March 25, 2003 with an approved reorganization plan. Prior to emergence, the Company had incurred substantial net losses and had both working capital and stockholders’ deficiencies. Emerging from bankruptcy gives the Company a chance to become successful in its future operations. As a result, the Company has generated cash flows from operations of $ 3.7 million and $5.5 million, respectively, for the three months ended March 31, 2004 and 2005. As of March 31, 2005, the Company has cash and cash equivalents of $41.4 million, which includes approximately $4.6 million in Venezuela (see Note 3). Based on its current business plan, however, the Company believes that it will be required to refinance a portion of its outstanding debt coming due in the next several years because the Company will not have sufficient internally-generated funds to meet the maturing obligations.

A significant portion of the Company’s debt coming due in 2005 and thereafter is held by affiliates of certain members of the Company’s board of directors. Accordingly, a special committee of the Company’s board of directors has been formed to explore recapitalization alternatives. These alternatives may take the form of a repurchase, refinancing or rescheduling of the payment terms of the indebtedness of the Company and/or its operating subsidiaries, a potential capital infusion, or other types of transactions. There can be no assurance that any such transaction will be successfully negotiated or consummated. In addition, as discussed in Note 7, the Company was not in compliance with certain of its debt covenants as of March 31, 2005. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Interim Financial Information — The unaudited condensed consolidated financial statements as of March 31, 2005 and for the three months then ended have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the year ended December 31, 2004. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such periods. The operating results for the three months ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the remainder of calendar year 2005 or for any future period.

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

Currency Risks — During February 2003, the Venezuelan government imposed exchange rate controls, fixing the bolivar’s value to the U.S. dollar at 1,600 bolivars to the U.S. dollar. During February 2004 and March 2005, the Venezuelan government further devalued the bolivar and fixed the bolivar’s value to the U.S. dollar at 1,920 and 2,150, respectively. These exchange rate controls make it difficult for the Company’s customers in Venezuela to obtain the U.S. dollars needed to make payments due to the Company in U.S. dollars on a timely basis. These exchange controls also limit the Company’s ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. As of March 31, 2005, approximately $4.6 million of the Company’s cash and cash equivalents were held in Venezuela (translated into U.S. dollars at the fixed exchange rate imposed by the Venezuelan government).

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

No single customer accounted for greater than 10% of total net revenues for the three month ended March 31, 2004 and 2005.

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

Rights of way agreements represent the fees paid and the net present value of fees to be paid per signed agreements entered into for obtaining rights of way and other permits for the broadband network. These capitalized agreements are being amortized over the terms of the rights of way, which range from 10 to 20 years. In addition, the Company has acquired IRUs from other entities for its own purposes. Such IRU investments are capitalized and amortized over their estimated useful lives, not to exceed 15 years. The acquired IRUs have a 25-year term. In those cases where the right of use has been acquired for a period of time greater than 15 years, management believes that, due to anticipated advances in technology, the Company’s IRUs are not likely to be productive assets beyond 15 years.

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

Income Taxes — Deferred income taxes result from temporary differences in the recognition of income and expenses for tax and financial reporting purposes and are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the asset and liability method of computing deferred income taxes. Under the asset and liability method, deferred taxes are adjusted for tax rate changes as they occur.

Foreign Currency Translation — The Company’s subsidiaries, except for IMPSAT Brazil, use the U.S. dollar as the functional currency. The effects of foreign currency transactions are included as net gain or loss on foreign exchange. IMPSAT Brazil uses the local currency as the functional currency, therefore the effects of translation are included in accumulated other comprehensive loss within stockholders’ equity.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation costs been recognized based on the fair value at the date of grant for options, the pro-forma amounts of the Company’s net loss and net loss per common share for the three months ended March 31, 2004 and 2005 would have been as follows:

	March 31,
	2004	2005
Net loss
As reported	$(6,472)	$(8,224)
Add: Stock-based compensation expense, as reported	—	—
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(171)	(174)

Pro forma	$(6,643)	$(8,398)

Net (loss) income per common share:
Basic:
As reported	$(0.64)	$(0.82)
Pro forma	$(0.66)	$(0.84)
Diluted:
As reported	$(0.64)	$(0.82)
Pro forma	$(0.66)	$(0.84)

For purposes of the pro forma disclosures, the fair value of the options granted in 2003 was estimated using the minimum value method prescribed by SFAS No. 123, as the Company’s new common stock had not traded between the date of emergence and the date of the granting of the options. The assumptions used by the Company were as follows: no dividend yield; no volatility; risk-free interest rate of 3%; and an expected term of seven years. For purposes of the pro-forma disclosures, the fair value of the options granted in 2004 was estimated using the Black-Scholes option pricing model. The assumptions used by the Company were as follows: no dividend yield; volatility of 39%; risk-free interest rate of 3.75%; and an expected term of 8 years. No stock options were granted during the three months ended March 31, 2005. No stock-based compensation to employees from stock options is reflected in the accompanying condensed consolidated statements of operations because all the options granted had an exercise price greater than the market value of the underlying common stock on the date of grant.

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

The valuation model and amortization assumption used by the Company continues to be available, but the Company has not yet completed its assessment of the alternatives. SFAS No. 123(R) will be effective for the Company beginning on January 1, 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. The Company has not yet concluded on which transition option it will select. See above for the pro forma effect for the each of the periods presented, using our existing valuation and amortization assumptions.

Fair Value of Financial Instruments — As of December 31, 2004 and March 31, 2005, the Company’s financial instruments include receivables, payables and long-term debt. The Company’s Series A, Series B and Senior Secured Notes were valued using available market information and interest rates. The fair value of receivables and payables is equal to their carrying value due to their short term.

At December 31, 2004 and March 31, 2005, the fair value of the Company’s financial instruments was as follows:

	2004	2005
Series A 6% Senior Guaranted Notes	$42,282	$42,404
Series B 6% Senior Guaranted Notes	$24,104	$15,357
Senior Secured Notes	$118,823	$107,238

The fair values of all other financial instruments, which approximate their carrying value, have been estimated by management using available market information and interest rates as of December 31, 2004 and March 31, 2005.

Net Loss Per Common Share — Basic loss per share is computed based on the average number of common shares outstanding and diluted loss per share is computed based on the average number of common and potential common shares outstanding using the treasury stock method. The calculation of diluted loss per share was the same as the calculation of basic loss per share for the three months ended March 31, 2004 and 2005, since the inclusion of potential common stock in the computation would be antidilutive. Antidilutive securities not included in diluted earnings per common share computation are as follows:

	March 31,
	2004	2005
Stock Options	1,676	2,068

Exercise Price	$15.00	$6.17 to $15.00

Warrants	3,257	3,257

Exercise Price	$15.00	$15.00

Series A and B Notes	6,033	6,071

Conversion Price	$13.96 and $21.41	$13.56 and $20.78

Shares of restricted stock	100	50

4. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, by operating subsidiaries, at December 31, 2004 and March 31, 2005, are summarized as follows:

	December 31, 2004	March 31, 2005
IMPSAT Argentina	$16,203	$19,610
IMPSAT Brazil	5,419	5,542
IMPSAT Colombia	4,270	4,994
IMPSAT Venezuela	6,506	7,051
All other countries	8,978	9,419

Total	41,376	46,616
Less: allowance for doubtful accounts	(12,013)	(12,746)

Trade accounts receivable, net	$29,363	$33,870

The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables is susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customer financial history is analyzed.

The activity for the allowance for doubtful accounts for the year ended December 31, 2004 and the three months ended March 31, 2005 is as follows:

	December 31, 2004	March 31, 2005
Beginning balance	$20,642	$12,013
Provision for (reversal of allowance for) doubtful accounts	(3,916)	693
Write-offs	(4,704)	(63)
Effect of exchange rate change	(9)	103

Ending balance	$12,013	$12,746

5. OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2004 and March 31, 2005:

	December 31, 2004	March 31, 2005
IMPSAT Argentina	$497	$553
IMPSAT Brazil	2,358	2,384
IMPSAT Colombia	3,475	4,096
IMPSAT Venezuela	2,670	2,672
All other countries	3,865	4,263

Total	$12,865	$13,968

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2004 and March 31, 2005 consists of:

	December 31, 2004	March 31, 2005
Land	$10,109	$10,109
Building and improvements	36,496	36,502
Operating communications equipment	194,449	202,451
Network infrastructure (including rights of way)	111,433	111,357
IRU investments	20,407	20,351
Furniture, fixtures and other equipment	16,048	16,304

Total	388,942	397,074
Less: accumulated depreciation	(75,102)	(86,848)

Total	313,840	310,226
Equipment in transit	3,442	2,806
Construction in process	28	99

Property, plant and equipment, net	$317,310	$313,131

The activity in accumulated depreciation for the year ended December 31, 2004 and the three months ended March 31, 2005 is as follows:

	December 31, 2004	March 31, 2005
Beginning balance	$29,389	$75,102
Depreciation expense	44,797	12,026
Exchange rate effects	1,706	(126)
Disposals and retirements	(790)	(154)

Ending balance	$75,102	$86,848

7. DEBT

Short-Term Debt- IMPSAT Brazil maintains short-term credit facilities denominated in local currency with local banks. The facilities bear interest at 1.77% to 2.07% per month. As of December 31, 2004 and March 31, 2005, the outstanding balance amounted to $ 1.5 million and $1.2 million, respectively. The credit facilities mature during May of 2005. In addition, as of December 31, 2004, IMPSAT Venezuela maintained a $1.2 million short-term credit facility denominated in local currency with a local bank. During the three months ended March 31, 2005, the outstanding amount was repaid.

Long-Term Debt- The Company’s long-term debt at December 31, 2004 and March 31, 2005 is detailed as follows:

	December 31, 2004	March 31, 2005
Series A 6% Senior Guaranteed Notes due 2011	$66,376	$67,308
Series B 6% Senior Guaranteed Notes due 2011	25,240	25,595
Senior Secured Notes 10%, maturing 2009	146,877	132,392
Senior Notes issued by IMPSAT Colombia due 2008 and 2010 (interest rate 14.11%), collateralized by the assignment of customer contracts	18,830	18,936
Term notes, maturing through 2007; collateralized by buildings and equipment, the assignment of customer contracts; denominated in:
U.S. dollars (interest rates 7% to 11.68%)	3,191	2,856
Local currency (interest rates 12.81% to 13.3%)	6,390	5,910
Eximbank notes (interest rate 3.93%), maturing semiannually through 2007	2,779	2,316
Vendor financing (interest rates 6.33% to 11%)	8,744	8,481

Total long-term debt	278,427	263,794
Less: current portion including defaulted indebtedness	(45,092)	(45,375)

Long-term debt, net	$233,335	$218,419

The Series A, Series B and Senior Secured Notes and some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends. As of March 31, 2005, IMPSAT Brazil was not in compliance with a financial ratio on its approximately $81.1 million of Senior Secured Notes. The Company has obtained a waiver from the holder of the notes for any non-compliance with this covenant through March 31, 2006.

In addition, although the Holding Company has emerged from bankruptcy, the Company remains in default under indebtedness owed to a creditor who voted against the Plan. Under the Plan, the claims of this creditor were a contingent obligation arising under a guarantee by the Holding Company of certain primary indebtedness of IMPSAT Argentina. Notwithstanding the Company’s emergence from bankruptcy and the extinguishment of Company’s guarantee as a result, an event of default has occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. As a result of this default, which relates to vendor financing totaling approximately $7.6 million in outstanding principal amount as of March 31, 2005, such indebtedness and accrued interest thereon is due and payable. The Company had been in negotiation discussions at the level of IMPSAT Argentina with this creditor with a view to rescheduling or otherwise restructuring the defaulted debt obligation. There is no assurance, however, that the Company will reach a definitive agreement with this creditor to reschedule or restructure such obligations.

The Series A and Series B Notes are convertible into the Company’s stock at a conversion price of $13.56 and $20.78, respectively, as of March 31, 2005. As of March 31, 2005, the Series A and Series B Notes were convertible into 4,963,748 and 1,107,147 shares of common stock, respectively.

8. INCOME TAXES

The composition of the provision for income taxes, all of which is for foreign taxes, for the three months ended March 31, 2004 and 2005 is as follows:

	March 31,
	2004	2005
Current	$(543)	$(324)
Deferred		(398)

Total	$(543)	$(722)

The foreign statutory tax rates range from 15% to 35% depending on the particular country. Deferred taxes result from temporary differences in revenue recognition, depreciation methods and net operating loss carryforwards.

The Company recorded a valuation allowance to offset its deferred income tax asset as of March 31, 2005 because management cannot conclude that utilization of the tax benefits resulting from operating losses and the other temporary differences are “more likely than not” to be realized, as required by SFAS 109.

The Company has reserved for tax contingencies totaling approximately $6.0 million and $6.3 million as of December 31, 2004 and March 31, 2005, respectively, attributable primarily to its foreign subsidiaries’ tax return filings. These contingencies are for tax liabilities and related interest, as well as certain tax positions taken on foreign tax returns for which the statutes remain open.

The Company’s tax filings and reserves for the contingencies described in the preceding paragraphs are subject to audit, and the respective taxing authorities may contest the information on which these tax filings are based and may make additional assessments beyond that which has already been provided for.

The Company considers earnings relating to its foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred income taxes have been recorded with respect to such earnings. Should the earnings be remitted as dividends, the Company may be subject to additional U.S. taxes, net of allowable foreign tax credits. The Company has determined that it is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

9. OPERATING SEGMENT INFORMATION

The Company’s operating segment information, by subsidiary, is as follows for the three months ended March 31, 2004 and 2005.

2004	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$8,062	5,369	11,823	7,174	12,847	(5,702)	$39,573
Internet	1,536	865	1,234	597	3,161	(1,409)	5,984
Value added services	1,651	1,099	467	315	836	(162)	4,206
Telephony	3,422	13	49		3,164	(1503)	5,145
Sales of equipment	97		34	20	1		152

Total net revenues	$14,768	7,346	13,607	8,106	20,009	(8,776)	$55,060

Operating income (loss)	$789	(1,677)	1,754	2,505	(156)		$3,215

Total assets	$113,634	104,182	79,042	56,809	83,285		$436,952

2005	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$8,183	6,706	12,034	6,948	12,277	(4,359)	$41,789
Internet	1,880	1,131	1,390	645	3,324	(1,439)	6,931
Value added services	3,634	1,831	721	542	894	(2,482)	5,140
Telephony	4,358	400	66		3,371	(2,267)	5,928
Sales of equipment	10		13	61			84

Total net revenues	$18,065	10,068	14,224	8,196	19,866	(10,547)	$59,872

Operating income (loss)	$284	(1,320)	346	2,297	(2,999)		$(1,392)

Total assets	$120,076	112,274	74,284	55,432	61,664		$423,730

10. STOCKHOLDERS’ EQUITY

Restricted Stock – The Holding Company during 2003 granted certain officers 200,000 shares of the Holding Company’s common stock. These shares vest in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant (but, in each case, only if the executive is still employed with the Company on such respective date).

In connection with the restricted stock grant above, the Holding Company recorded approximately $1.3 million in stockholders’ equity as deferred compensation. The deferred compensation is being amortized to expense over the vesting period. Amortization for the three months ended March 31, 2004 and 2005 was $440,000 respectively.

Stock Options – No stock options were granted during the three months ended March 31, 2004 and 2005.

Warrants – The Holding Company during 2003 issued 3,257,178 eight-year warrants to acquire the Holding Company’s stock at $15.00 per share. As of March 31, 2005, all the warrants remain outstanding.

11. COMMITMENTS AND CONTINGENCIES

Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $12.3 million through the year 2009 under non-cancelable agreements. In addition, the Company has committed to long-term contracts for the purchase of satellite and terrestrial links from third parties for approximately $15.0 million and $14.6 million through 2015 and 2009, respectively. The Company has commitments to purchase communications and data center equipment amounting to approximately $6.5 million at March 31, 2005.

The Company is a guarantor of the Senior Secured Notes issued by its subsidiaries and other financing agreements entered by certain of its subsidiaries. At March 31, 2005, the aggregate balances outstanding were approximately $132.4 million (see Note 7).

The Company maintains commercial insurance policies which serve to guarantee certain of the Company’s performance obligations for services under some public and private contract bids which total approximately $33.5 million as of March 31, 2005.

Employment Agreements – The Company entered into employment agreements with certain of its senior executives which provide for a three year term (subject to recurrent automatic one year renewals). Under such agreements, the base salary of these executives amounts to approximately $0.8 million per year.

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

Pursuant to a Court order in August 2001, the IPO Class Action was consolidated for all pre-trial purposes in In re Initial Public Offering Securities Litigation, 21 MC 92, an intra-district proceeding involving approximately 900 lawsuits relating to the initial public offerings of approximately 310 companies. In July 2002, the Holding Company and the other defendants filed a motion to dismiss, which was denied as to the Holding Company and one individual officer in February 2003. In April 2003, the Holding Company was advised that global settlement discussions between the plaintiffs and the Holding Company’s insurer (on behalf of the Holding Company and the individual defendants) to resolve plaintiffs’ claims against all 310 companies had reached an advanced stage. Among other things, the proposed settlement would result in a broad release of claims against the Holding Company, its officers and directors, and other issuers, and their officers and directors without a direct financial contribution by the Holding Company. Settlement papers seeking preliminary approval of the settlement and certification of the investor class were submitted to the court in June 2004. The settlement is subject to certain final determinations and a fairness hearing.

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

12. GUARANTOR FINANCIAL INFORMATION

The financial information of IMPSAT Argentina, a guarantor subsidiary of the Holding Company’s Series A 6% Senior Guaranteed Notes due 2011 and Series B 6% Senior Guaranteed Notes due 2011, as of December 31, 2004 and March 31, 2005 and for the three months ended March 31, 2004 and 2005 is shown in a separate column in the accompanying consolidating financial information, as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations		Consolidated
		(Guarantor)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,775	$3,835	$20,045	$		$63,655
Trade accounts receivable, net		9,783	19,580			29,363
Other receivables	85,608	22,867	44,084		(139,694)	12,865
Prepaid expenses	172	904	2,908		(976)	3,008

Total current assets	125,555	37,389	86,617		(140,670)	108,891

PROPERTY, PLANT AND EQUIPMENT, Net		73,904	243,406			317,310

NON-CURRENT ASSETS:
Investments	57,169				(57,169)
Other non-current assets	4	7,668	10,034			17,706

Total non-current assets	57,173	7,668	10,034		(57,169)	17,706

TOTAL	$182,728	$118,961	$340,057		$(197,839)	$443,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$12,066	$20,547	$54,720		$(50,848)	$36,485
Short term debt			2,656			2,656
Current portion of long-term debt		20,202	24,890			45,092
Accrued and other liabilities	33	10,791	39,006		(18,613)	31,217

Total current liabilities	12,099	51,540	121,272		(69,461)	115,450
LONG-TERM DEBT, Net	91,616	43.901	97,818			233,335
OTHER LONG-TERM LIABILITIES		4,539	82,774		(71,204)	16,109

Total liabilities	103,715	99,980	301,864		(140,665)	364,894
STOCKHOLDERS’ EQUITY	79,013	18,981	38,193		(57,174)	79,013

TOTAL	$182,728	$118,961	$340,057		$(197,839)	$443,907

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
		(Guarantor)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,668	$772	$15,934		$41,374
Trade accounts receivable, net		13,242	20,628		33,870
Other receivables	100,563	24,187	50,173	$(160,955)	13,968
Prepaid expenses		1,099	3,714	(600)	4,213

Total current assets	125,231	39,300	90,449	(161,555)	93,425

PROPERTY, PLANT AND EQUIPMENT, Net		73,787	239,344		313,131

NON-CURRENT ASSETS:
Investments	52,494			(52,494)
Other non-current assets		6,989	10,185		17,174

Total non-current assets	52,494	6,989	10,185	(52,494)	17,174

TOTAL	$177,725	$120,076	$339,978	$(214,049)	$423,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$13,300	$22,003	$60,755	$(57,287)	$38,771
Short term debt			1,204		1,204
Current portion of long-term debt		20,371	25,004		45,375
Accrued and other liabilities	118	17,742	49,940	(34,080)	33,420

Total current liabilities	13,418	59,816	136,903	(91,367)	118,770
LONG-TERM DEBT, Net	92,903	38,157	87,359		218,419
OTHER LONG-TERM LIABILITIES		4,459	80,863	(70,185)	15,137

Total liabilities	106,321	102,432	305,125	(161,552)	352,326
STOCKHOLDERS’ EQUITY	71,404	17,644	34,853	(52,497)	71,404

TOTAL	177,725	$120,076	$339,978	$(214,049)	$423,730

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(In thousands of U,S, Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated
		(Guarantor)
NET REVENUES:
Broadband and satellite		$8,062	$37,213	$(5,702)	$39,573
Internet		1,536	5,857	(1,409)	5,984
Value added services		1,651	2,717	(162)	4,206
Telephony		3,422	3,226	(1,503)	5,145
Sales of equipment		97	55		152

Total net revenues		14,768	49,068	(8,776)	55,060

COSTS AND EXPENSES:
Direct costs:
Contracted services		1,594	2,767	(34)	4,327
Other direct costs		612	3,146		3,758
Leased capacity		4,944	19,575	(8,729)	15,790
Cost of equipment sold		67	30		97

Total direct costs		7,217	25,518	(8,763)	23,972
Salaries and wages	$440	2,887	8,880		12,207
Selling, general and administrative	681	1,749	3,088	(13)	5,505
Depreciation and amortization		2,124	8,037		10,161

Total costs and expenses	1,121	13,977	45,523	(8,776)	51,845

Operating (loss) income	(1,121)	791	3,545		3,215

OTHER INCOME (EXPENSE):
Interest income	1,589	12	200	(1,490)	311
Interest expense	(1,292)	(1,270)	(3,862)	1,490	(4,934)
Net gain (loss) on foreign exchange	12	(551)	(3,852)		(4,391)
Equity in income of affiliates	(5,745)			5,745
Other income (loss), net	85	381	(596)		(130)

Total other (expense) income	(5,351)	(1,428)	(8,110)	5,745	(9,144)

(LOSS) INCOME BEFORE INCOME TAXES	(6,472)	(637)	(4,565)	5,745	(5,929)
PROVISION FOR FOREIGN INCOME TAXES			(543)		(543)

NET (LOSS) INCOME	$(6,472)	$(637)	$(5,108)	$5,745	$(6,472)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE MONTHS ENDED MARCH 31, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
		(Guarantor)
NET REVENUES:
Broadband and satellite		$8,183	$37,965	$(4,359)	$41,789
Internet		1,880	6,490	(1,439)	6,931
Value added services		3,634	3,988	(2,482)	5,140
Telephony		4,358	3,837	(2,267)	5,928
Sales of equipment		10	74		84

Total net revenues		18,065	52,354	(10,547)	59,872

COSTS AND EXPENSES:
Direct costs:
Contracted services		2,283	4,873	(1,940)	5,216
Other direct costs		2,384	5,075		7,459
Leased capacity		5,870	18,561	(6,206)	18,225
Cost of equipment sold		7	99		106

Total direct costs		10,544	28,608	(8,146)	31,006
Salaries and wages	$440	3,167	9,363		12,970
Selling, general and administrative	2,873	1,593	3,197	(2,401)	5,262
Depreciation and amortization		2,478	9,548		12,026

Total costs and expenses	3,313	17,782	50,716	(10,547)	61,264

Operating income	(3,313)	283	1,638		(1,392)

OTHER INCOME (EXPENSES):
Interest income	1,558	18	(1,273)		303
Interest expense	(1,381)	(1,484)	(2,619)		(5,484)
Net gain on foreign exchange	5	(185)	(460)		(640)
Equity in income of affiliates	(4,850)		(1,954)	6,804
Other (loss), net	(243)	30	(76)		(289)

Total other (expenses) income	(4,911)	(1,621)	(6,382)	6,804	(6,110)

INCOME BEFORE INCOME TAXES	(8,224)	(1,338)	(4,744)	6,804	(7,502)
PROVISION FOR FOREIGN INCOME TAXES			(722)		(722)

NET INCOME	$(8,224)	$(1,338)	$(5,466)	$6,804	$(8,224)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(In thousands of U,S, Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed consolidated
		(Guarantor)
Cash flows provided by (used in) operating activities	$(2,068)	$575	$1,915	$3,256	$3,678
Cash flows provided by (used in) investing activities	(1,367)	(837)	(1,456)		(3,660)
Cash flows provided by (used in) financing activities		936	969	(3,256)	(1,351)
Effect of exchange rate change on cash and cash equivalents	167		(250)		(83)

Net increase in cash and cash equivalents	(3,268)	674	1,178		(1,416)
Cash and cash equivalents at beginning of the period	43,883	1,432	16,183		61,498

Cash and cash equivalents at end of the period	$40,615	$2,106	$17,361	$—	$60,082

FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
		(Guarantor)
Cash flows provided by (used in) operating activities	$(343)	$5,643	$9,091	$(8,850)	5,541
Cash flows provided by (used in) investing activities	(14,939)	(2,326)	112	8,850	(8,303)
Cash flows provided by (used in) financing activities		(6,380)	(13,214)		(19,594)
Effect of exchange rate change on cash and cash equivalents	175		(100)		75

Net increase in cash and cash equivalents	(15,107)	(3,063)	(4,111)	—	(22,281)
Cash and cash equivalents at beginning of the period	39,775	3,835	20,045		63,655

Cash and cash equivalents at end of the period	$24,668	$772	$15,934	$—	41,374