Form 10-Q
period 2005-06-30
IMPSAT FIBER NETWORKS INC
filed 2005-08-15
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2005, the registrant had outstanding 10,116,100 shares of common stock, $0.01 par value.

IMPSAT FIBER NETWORKS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Revenues

Our contracts with our customers have in the past typically ranged in duration from six months to five years and have generally been three-year contracts. Under the Argentine “pesification” decree described below under “Currency Risks,” if a contract denominated in pesos is entered into after the decree’s enactment, payments under that contract are not entitled to be adjusted by any price or related index. Accordingly, in order to mitigate our inflation risk, our peso-denominated contracts in Argentina are typically for shorter terms ranging from three to six months. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the quantity and type of equipment installed. Except in Argentina and Brazil, the fees stipulated in the majority of our contracts with customers are denominated in U.S. dollar or U.S dollar equivalents. Services (other than installation fees) are billed on a monthly, predetermined basis, which coincide with the rendering of the services. We report our revenues net of deductions for sales taxes.

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

Currency Risks

Except in Argentina and Brazil, the majority of our contracts with customers provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during the three and six months ended June 30, 2005. Nevertheless, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, we are exposed to exchange rate risk, even in countries other than Argentina and Brazil.

Under applicable law, our contracts with customers in Brazil cannot, and, under certain circumstances, our contracts with customers in Argentina may not, be linked to the exchange rate between the local currency and the U.S. dollar. Accordingly, operations in Argentina and Brazil increase our exposure to exchange rate risks. Any devaluation of the Argentine peso or the Brazilian real against the U.S. dollar will generally affect our consolidated financial statements by generating foreign exchange gains or losses on dollar-denominated monetary liabilities and assets and will generally result in a decrease, in U.S. dollar terms, in our revenues, costs and expenses. Because the majority of our debt service payments and a significant portion of our costs (including capital equipment purchases and payments for certain leased telecommunications capacity) are denominated and payable in U.S. dollars, our financial condition and results of operations are dependent upon our subsidiaries’ (including IMPSAT Argentina and IMPSAT Brazil) ability to generate sufficient local currency (in U.S. dollar terms) to pay their costs and expenses and to satisfy our debt service requirements.

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

Currency	June 30, 2003	June 30, 2004	June 30, 2005
	(exchange rate per U.S.$1.00)
Argentina peso	2.82	2.95	2.88
Brazil real	2.87	3.11	2.35

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

Argentina

In early January 2002, the Argentine government abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. Since then, the peso has traded as high as 1.65 pesos to the U.S. dollar in early January 2002 and as low as 3.87 pesos to the U.S. dollar. At June 30, 2004 the exchange rate was 2.95 pesos to the U.S. Dollar, appreciating to 2.88 pesos to the U.S. Dollar on June 30, 2005. Currently, a significant proportion of IMPSAT Argentina’s customer contracts and operating cash inflows are denominated in pesos.

Brazil

At June 30, 2004, the real traded at a rate of R$3.11 = $1.00, and it appreciated to R$2.35 = $1.00 at June 30, 2005.

Venezuela

In February 2003, the Venezuelan government imposed foreign exchange and price controls in response to adverse economic conditions resulting from a nation-wide strike that commenced in December 2002, setting a rate of Bs. 1,600 = U.S.$1.00. The exchange controls make it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis and also severely limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At June 30, 2004, the exchange rate for the bolivar was set at a rate of Bs. 1,920 = $1.00, and on March 30, 2005, the Venezuelan government devalued the bolivar to a rate of Bs. 2,150 = $1.00, where it remains. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela. Future devaluations of the Venezuelan bolivar and/or the implementation of more stringent exchange control restrictions in that country could have a material adverse effect on our financial condition and results of operations in Venezuela.

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

Property, Plant and Equipment

Our business is capital intensive. We record at cost our telecommunications network assets and other improvements that, in management’s opinion, extend the useful lives of the underlying assets, and depreciate such assets and improvements over their estimated useful lives. Our telecommunications network is highly complex, and due to innovation and enhancements, certain components of the network may lose their utility faster than anticipated. We periodically reassess the economic lives of these components and make adjustments to their expected lives after considering historical experience and capacity requirements, consulting with the vendors, and assessing new product and market demands and other factors. When these factors indicate that network components may not be useful for as long as anticipated, we depreciate their remaining book values over their residual useful lives. The timing and deployment of new technologies could affect the estimated remaining useful lives of our telecommunications network assets, which could have a significant impact on our results of operations in the future.

Impairment of Long-Lived Assets

We periodically review the carrying amounts of our property, plant, and equipment to determine whether current events or circumstances warrant adjustments to the carrying amounts. As part of this review, we analyze the projected undiscounted cash flows associated with our property, plant, and equipment. Considerable management judgment is required in establishing the assumptions necessary to complete this analysis. Although we believe these estimates to be reasonable, they could vary significantly from actual results and our estimates could change based on market conditions. Variances in results or estimates could cause changes to the carrying value of our assets including, but not limited to, recording impairment charges for some of these assets in future periods.

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

Changes in Policies

These policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during the second quarter of 2005, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during said period.

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

Results of Operations

The following table summarizes our results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2005		2004		2005
	(in thousands and as a percentage of consolidated revenues)
Net revenues:
Net revenues from services:
Broadband and satellite	$40,005	72.0%	$42,075	68.5%	$79,579	71.9%	$83,865	69.1%
Internet	6,716	12.1	7,396	12.0	12,700	11.5	14,327	11.8
Value added services	3,832	6.9	5,657	9.2	8,036	7.3	10,797	8.9
Telephony	4,903	8.8	6,213	10.1	10,049	9.1	12,140	10.0

Total net revenues from services	55,456	99.8	61,341	99.8	110,364	99.8	121,129	99.8
Sales of equipment	90	0.2	117	0.2	242	0.2	201	0.2

Total net revenues	55,546	100.0	61,458	100.0	110,606	100.0	121,330	100.0

Direct costs:
Contracted services	5,065	9.1	6,071	9.9	9,392	8.5	11,286	9.3
Other direct costs	5,761	10.4	6,483	10.5	9,518	8.6	13,943	11.5
Leased capacity	15,945	28.7	18,960	30.9	31,735	28.7	37,184	30.6
Cost of equipment sold	80	0.1	91	0.1	177	0.2	198	0.2

Total direct costs	26,851	48.3	31,605	51.4	50,822	45.9	62,611	51.6
Salaries and wages	11,773	21.2	12,276	20.0	23,980	21.7	25,246	20.8
Selling, general and administrative expenses	5,961	10.7	5,875	9.6	11,466	10.4	11,137	9.2
Depreciation and amortization	10,560	19.0	14,366	23.4	20,721	18.7	26,391	21.8
Interest expense, net	(4,976)	(9.0)	(8,939)	(14.5)	(9,599)	(8.7)	(14,120)	(11.6)
Net (loss) gain on foreign exchange	(5,519)	(9.9)	11,910	19.4	(9,910)	(9.0)	11,270	9.3
Other income (expense), net	1,420	2.6	(5,062)	(8.2)	1,291	1.2	(5,351)	(4.4)
Provision for foreign income taxes	(1,339)	(2.4)	(2,212)	(3.6)	(1,882)	(1.7)	(2,934)	(2.4)

Net loss	$(10,013)	(18.0)%	$(6,967)	(11.3)%	$(16,483)	(14.9)%	$(15,190)	(12.5)%

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

Revenues. Our total net revenues for the three and six months ended June 30, 2005 equaled $61.5 million and $121.3 million, respectively. This compares to total net revenues of $55.5 million and $110.6 million for the corresponding periods in 2004. Net revenues are composed of net revenues from services and sales of equipment.

Our net revenues from services for the three and six months ended June 30, 2005 totaled $61.3 million and $121.1 million, an increase of $5.9 million (or 10.6%) and $10.8 million (or 9.8%) compared to the corresponding periods in 2004. Our net revenues from services during the second quarter of 2005 included net revenues from:

•	broadband and satellite data transmission services

•	Internet, which is composed of our Internet backbone access and managed modem services

•	value added services, including hosting, housing and collocation services, and

•	telephony, including local, national and international long-distance services

The following table shows our revenues from services by business lines for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2005	% change(1)	2004	2005	% change(1)
	(dollar amounts in thousands)
Broadband and satellite	$40,005	$42,075	5.2%	$79,579	$83,865	5.4%
Internet	6,716	7,396	10.1	12,700	14,327	12.8
Value added services(2)	3,832	5,657	47.6	8,036	10,797	34.4
Telephony	4,903	6,213	26.7	10,049	12,140	20.8

Total net revenues from services	$55,456	$61,341	10.6%	$110,364	$121,129	9.8%

(1)	Percentage increase (decrease) in relevant period 2005 compared to corresponding period in 2004.

(2)	Includes data center services and systems integration and other information technology services.

The increase in our total net revenues from services in the second quarter of 2005, as compared to the corresponding period in 2004, is due to increased revenues from services in all of our business lines:

•	Revenues from broadband and satellite services during the second quarter of 2005 increased as compared to the second quarter of 2004, mostly in Brazil, as a result of revenues from new customers, expansion of services from existing customers.

•	We experienced higher Internet revenues principally because of new customers and expansion of services to existing customers, primarily in Brazil and Ecuador.

•	Our revenues from value added services increased in the second quarter of 2005 compared to the same period in 2004, principally because of revenues from new customers in Brazil and Colombia.

•	Our telephony services revenues increased during the second quarter of 2005 as compared to the second quarter of 2004 due to our increased delivery of switched voice services to corporate customers in Argentina, our expansion of international call terminations to end-user customers in Peru, and to increased revenues from our corporate customers in Brazil, where we launched our corporate telephony services at the end of 2003.

Our net revenues discussed above were also impacted positively in U.S. dollar terms by the appreciation of the Brazilian real to the U.S. dollar during the second quarter of 2005 as compared to the same quarter in the prior year. In U.S. dollar terms, our revenues in Brazil, which are denominated in local currency, generally increase when the local currency appreciates against the U.S. dollar, and decreases when the local currency depreciates.

We had 3,912 customers as of June 30, 2005, compared to 3,314 customers at December 31, 2004 and 2,993 customers at June 30, 2004. The following table shows the evolution of our customer base as of the dates indicated:

	Number of Customers as of:			% Change(1)	% Change(2)
	June 30, 2004	December 31, 2004	June 30, 2005
IMPSAT Argentina	1,088	1,236	1,491	37.0	20.6
IMPSAT Colombia	747	788	852	14.1	8.1
IMPSAT Brazil	400	451	546	36.5	21.1
IMPSAT Venezuela	170	200	231	35.9	15.5
IMPSAT Ecuador	241	263	340	41.1	29.3
IMPSAT Chile	120	113	128	6.7	13.3
IMPSAT Peru	147	178	233	58.5	30.9
IMPSAT USA	69	85	91	31.9	7.1
Other	11	—	—	(100)	—

Total	2,993	3,314	3,912	30.7	18.0

(1)	Increase (decrease) as of end of second quarter of 2005 compared to end of second quarter of 2004.

(2)	Increase (decrease) as of end of second quarter of 2005 compared to end of 2004.

We gained a net total of 665 customers during the first half of 2005. Of this increase, we had a net gain of 255 customers in Argentina, including a significant number of new customers utilizing our VOIP telephony services. During the second quarter of 2005, we do not believe that we lost any major customers to our competitors.

In addition to net revenues from services, our total net revenues for the second quarter and first half of 2005 included revenues from sales of equipment, which totaled $0.1 million and $0.2 million, respectively. This compares to $0.1 million and $0.2 million for the same periods in 2004. Equipment sales are ancillary to our core business and are generally engaged in by our company only on an opportunistic basis or in connection with the implementation of new contracts where the customer wishes to acquire needed telecommunications equipment rather than have our company purchase the equipment.

The following table shows, by operating subsidiary, our revenues from services and total revenues (in each case, including intercompany transactions) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2005	% change(1)	2004	2005	% change(1)
	(dollar amounts in thousands)
IMPSAT Argentina

Services	$17,099	$18,687	9.3%	$31,769	$36,742	15.7%

Sale of equipment	20	18	(10.0)	117	28	(76.1)

Total	$17,119	$18,705	9.3	$31,886	$36,770	15.3

IMPSAT Colombia

Services	$14,399	$13,998	(2.8)	$27,972	$28,210	0.8
Sale of equipment	2	26	1,200.0	36	39	8.3

Total	$14,401	$14,024	(2.6)	$28,008	$28,249	0.9

IMPSAT Brazil

Services	$7,705	$11,288	46.5	$15,051	$21,356	41.9
Sale of equipment	51		(100.0)	51		(100.0)

Total	$7,756	$11,288	45.5	$15,102	$21,356	41.4

IMPSAT Venezuela

Services	$8,221	$8,078	(1.7)	$16,307	$16,212	(0.6)
Sale of equipment	10	14	40	30	75	150

Total	$8,231	$8,092	(1.7)	$16,337	$16,287	(0.3)

IMPSAT Ecuador

Services	$4,287	$4,708	9.8	$8,552	$9,738	13.9
Sale of equipment	8		(100.0)	9	1	(88.9)

Total	$4,295	$4,708	9.6	$8,561	$9,739	13.8

IMPSAT Chile

Services	$1,874	$2,121	13.2	$3,812	$4,154	9.0

Total	$1,874	$2,121	13.2	$3,812	$4,154	9.0

IMPSAT Peru

Services	$3,345	$3,884	16.1	$6,854	$7,632	11.4

Total	$3,345	$3,884	16.1	$6,854	$7,632	11.4

IMPSAT USA

Services	$6,646	$6,762	1.7	$13,906	$13,323	(4.2)
Sale of equipment	0	58	100.0	0	58	100.0

Total	$6,646	$6,820	2.6	$13,906	$13,381	(3.8)

International Satellite Capacity Holding, Ltd.(2)

Services	$2,801	$2,402	(14.2)	$5,620	$4,895	(12.9)

Total	$2,801	$2,402	(14.2)	$5,620	$4,895	(12.9)

Other

Services	$249	$—	(100.0)	$466	$—	(100.0)

Total	$249	$—	(100.0)	$466	$—	(100.0)

(1)	Percentage increase (decrease) in relevant period in 2005 compared to corresponding period in 2004.
(2)	This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries.

Our net revenues from services at IMPSAT Argentina for the three and six months ended June 30, 2005 totaled $18.7 million and $36.7 million, respectively, an increase of $1.6 million (or 9.3%) and of $5.0 million (or 15.7%) compared to the corresponding periods in 2004. Argentina is our largest market in terms of number of customers and revenues. After a four-year period of economic difficulties and contraction that included the default by the Argentine government of its external public debt and the devaluation of the peso, the Argentine economy has grown during 2004 and the first six months of 2005. Nonetheless, Argentina continues to experience a lack of access to international capital markets. A renewed decline in political and economic conditions in Argentina, our largest country of operation, could materially affect our financial condition and results of operations.

IMPSAT Brazil’s revenues from services for the three and six months ended June 30, 2005 totaled $11.3 million and $21.4 million, an increase of $3.6 million (or 46.5%) and $6.3 million (or 41.9%) compared to the corresponding periods in 2004. In local currency terms, IMPSAT Brazil’s net revenues for the three and six months ended June 30, 2005 increased by 19.1% and 23.4%, respectively, compared to the corresponding periods in 2004. IMPSAT Brazil’s results were positively affected by the appreciation of the real against the U.S. dollar. However, any future devaluations of the real or contraction of the Brazilian economy would have an adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations.

IMPSAT Colombia recorded revenues from services of $14.0 million and $28.2 million during the three and six months ended June 30, 2005, compared to $14.4 million and $28.0 million for the same periods in 2004. The minor increase in revenues for the six month period ended June 30, 2005 as compared to the prior period is mainly attributable to the appreciation of the Colombian peso against the U.S. dollar, which resulted in an increase in recorded revenues in U.S. dollars for contracts denominated and payable in Colombian pesos, new customer contracts and expansion of services (particularly data center and internet) provided to existing customers. Revenues at IMPSAT Venezuela equaled $8.1 million and $16.3 million for the second quarter and first half of 2005, compared to $8.2 million and $16.3 million for the same periods in 2004. IMPSAT USA recorded total net revenues of $6.8 million and $13.4 million for the three and six months ended June 30, 2005, compared to $6.6 million and $13.9 million for the corresponding periods in 2004.

Direct Costs. Our direct costs for the second quarter and first half of 2005 totaled $31.6 million and $62.6 million, an increase of $4.8 million (or 17.7%) and an increase of $11.8 million (or 23.2%) compared to the same periods in 2004. Of our total direct costs for the three and six months ended June 30, 2005, $10.4 million and $20.9 million related to the operations of IMPSAT Argentina, compared to $8.5 million and $15.8 million for the corresponding periods in 2004. Direct costs for IMPSAT Brazil totaled $5.5 million and $10.7 million for the three and six months ended June 30, 2005, compared to $3.7 million and $7.3 million for the same periods in 2004. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

(1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the three and six months ended June 30, 2005, our contracted services costs totaled $6.1 million and $11.3 million, an increase of $1.0 million (or 19.9%) and $1.9 million (or 20.2%) compared to the same periods in 2004. Of these amounts, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $3.5 million and $6.7 million for the second quarter and first half of 2005 compared to $3.4 million and $6.4 million for the same periods in 2004. Installation costs totaled $2.6 million and $4.5 million for the second quarter and first half of 2005, compared to $1.7 million and $3.0 million during the corresponding periods in 2004. Our installation costs increased because we had more new customers in the first half of 2005 compared to the same period in 2004. Of our total contracted services costs for the second quarter and first half of 2005, $2.1 million and $4.4 million related to the operations of IMPSAT Argentina, compared to $2.0 million and $4.0 million at IMPSAT Argentina for the same periods in 2004. We anticipate that our contracted services costs will increase slightly during the second half of 2005 due to scheduled maintenance and an increase in new installations.

(2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to our salaried sales staff and to third-party sales representatives; and our provision for doubtful accounts. We recorded other direct costs of $6.5 million and $13.9 million during the second quarter and first half of 2005, an increase of $0.7 million (or 12.5%) and $4.4 million (or 46.5%) compared to the same periods in 2004.

Sales commissions paid to our salaried sales force and third-party sales representatives for the three and six months ended June 30, 2005 totaled $1.6 million and $3.4 million, compared to $2.1 million and $3.9 million for the corresponding periods in 2004. Of these amounts, in the respective periods in 2005, $1.2 million and $2.3 million related to IMPSAT Argentina.

We recorded a net reversal of a provision for doubtful accounts of $0.5 million and a provision for doubtful accounts of $0.2 million, respectively, for the three and six months ended June 30, 2005, compared to net reversals of provisions for doubtful accounts of $0.2 million and $2.1 million for the same periods in 2004. The net reversal of $2.1 million for the first six months of 2004 related principally to our settlement of certain disputes with Global Crossing in the first quarter of 2004 and the payment by Global Crossing in that quarter of $1.4 million, which was applied against outstanding receivables that had been disputed by Global Crossing and for which we had reserved 100% of contractual amounts due.

(3) Leased Capacity. Our leased capacity costs for the three and six months ended June 30, 2005 totaled $19.0 million and $37.2 million, an increase of $3.0 million (or 18.9%) and $5.4 million (or 17.2%) from the corresponding periods in 2004. This increase also reflects an overall growth in costs for interconnection and telephony termination costs and frequency rights (which are components of our leased capacity costs), as described below.

Our leased satellite capacity costs for the three and six months ended June 30, 2005 totaled $5.9 million and $11.6 million, a decrease of $0.04 million (or 0.6%) and $0.2 million (or 1.5%) compared to the corresponding periods in 2004. In Argentina, our leased satellite capacity costs totaled $1.8 million and $3.7 million for the three and six months ended June 30, 2005, as compared to $1.8 million and $3.6 million for the same periods in 2004. Our leased satellite capacity costs for IMPSAT Brazil totaled $0.7 million and $1.3 million for the three and six months ended June 30, 2005, as compared to $0.7 million and $1.4 million for the same periods in 2004. The reduction in our leased satellite capacity costs was principally due to our favorable renegotiation of, reduction of capacity, and settlement of disputes relating to certain of our satellite capacity agreements. We had approximately 705 MHz of leased satellite capacity at June 30, 2005 and 715 MHz at June 30, 2004.

Our costs for dedicated leased capacity on third-party fiber optic networks totaled $8.8 million and $16.9 million for the three and six months ended June 30, 2005, respectively, an increase of $1.9 million (or 26.8%) and $3.1 million (or 22.4%) as compared to the same periods in 2004. These costs were incurred principally in Argentina, Brazil, Colombia and the United States. We will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services. Our customers are increasingly expressing a desire for fiber optic telecommunications, which has resulted in an increase in leased fiber optic capacity costs and a decrease in leased satellite capacity costs described above.

In connection with our domestic and international long distance telephony services in Argentina, Peru and the United States, we incur costs for interconnection and telephony termination (“I&T”) and frequency rights. Our I&T and frequency rights costs totaled $4.3 million and $8.7 million during the second quarter and first half of 2005. These amounts include $3.6 million and $7.1 million of I&T costs. This compares to $3.1 million and $6.1 million of I&T and frequency rights costs during the second quarter and first half of 2004 (composed of $2.7 million and $4.9 million of I&T costs). Our I&T costs increased during the second quarter of 2005 compared to the second quarter of 2004 as a result of the increase in our telephony revenues. In addition, our frequency rights costs increased during the second quarter of 2005 compared to the second quarter of 2004 as a result of an increase in such charges in Colombia due to a change by the Colombian government in the applicable rates payable.

(4) Cost of Equipment Sold. In the three and six months ended June 30, 2005, we incurred costs of equipment sold of $0.1 million and $0.2 million, compared to $0.1 million and $0.2 million for the same periods in 2004.

Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2005 totaled $12.3 million and $25.2 million, an increase of $0.5 million (or 4.3%) and $1.3 million (or 5.3%), from the same periods in 2004. The increase was, in part, related to the appreciation of the Colombian peso and Brazilian real in comparison to the same periods in the previous year.

We reduced the aggregate number of our employees from 1,259 at June 30, 2004 to 1,253 at June 30, 2005. IMPSAT Argentina incurred salaries and wages for the three and six months ended June 30, 2005, of $3.1 million and $6.3 million, an increase of $0.1 million (or 3.5%) and $0.4 million (or 6.5%) compared to the same periods in 2004. IMPSAT Argentina had 453 employees at June 30, 2005, compared to 456 employees at June 30, 2004. IMPSAT Brazil incurred salaries and wages for the three and six months ended June 30, 2005 of $2.6 million and $4.9 million, an increase of $0.5 million (or 26.6%) and $0.8 million (or 18.7%) over the same periods in 2004. IMPSAT Brazil increased its number of employees to 199 persons at June 30, 2005, compared to 192 persons at June 30, 2004.

Selling, General and Administrative Expenses. We incurred SG&A expenses of $5.9 million and $11.1 million for the three and six months ended June 30, 2005, a decrease of $0.1 million (or 1.4%) and $0.3 million (or 2.9%) compared to the same periods in 2004. SG&A expenses at IMPSAT Argentina for the three and six months ended June 30, 2005 totaled $1.7 million and $3.3 million, approximately the same as the three months ended June 30, 2004 and a decrease of $0.2 million (or 4.6%), compared to the six months ended June 30, 2004.

Depreciation and Amortization. Our depreciation and amortization expenses for the three and six months ended June 30, 2005 totaled $14.4 million and $26.4 million. This represents an increase of $3.8 million (or 36.0%) and $5.7 million (or 27.4%) compared to our depreciation and amortization for the corresponding periods in 2004.

Interest Expense, Net. Our net interest expense for the three months ended June 30, 2005 totaled $8.9 million, consisting of interest expense of $9.2 million and interest income of $0.3 million. Our net interest expense for the six months ended June 30, 2005 totaled $14.1 million, consisting of interest expense of $14.7 million and interest income of $0.6 million. Net interest expense for the second quarter and first half of 2004 totaled $5.0 million and $9.6 million, respectively. Commencing in the second quarter of 2005, we are required to pay cash interest on our Senior Notes and certain other indebtedness of our subsidiaries. The increase in our net interest expense is due in part to the increase in the rate of interest on subsidiary indebtedness totaling $132.4 million in outstanding principal amount as of June 30, 2005 and to increased withholding taxes on such subsidiary indebtedness. Commencing on March 26, 2005, the effective interest rate on such indebtedness increased from 6% per annum (based on the US GAAP treatment of contractual accretion of the principal amount of such indebtedness between the effective date of our restructuring in 2003 and March 25, 2005), to 10% per annum. Our indebtedness as of June 30, 2005 totaled $265.0 million, as compared to $267.0 million as of June 30, 2004, as a result of amortizations of $12.3 million, partially offset by an increase in the principal amount of our indebtedness of $10.3 million due to the accretion of “payment in kind” interest. On July 29, 2005, we entered into amendments with respect to $125.6 million of such subsidiary indebtedness outstanding as of June 30, 2005. See “Liquidity and Capital Resources” for more information on the terms of those amendments.

Net Gain (Loss) on Foreign Exchange. We recorded net gains on foreign exchange for the three and six months ended June 30, 2005 of $11.9 million and $11.3 million, compared to net losses of $5.5 million and $9.9 million for the same periods in 2004. These net gains on foreign exchange reflect principally the effect of the appreciation during the second quarter and first half of 2005 of the Brazilian real on the book value of our monetary assets and liabilities in Brazil, as compared to the effect of the devaluation of that currency against U.S. dollar during the second quarter and first half of 2004.

IMPSAT Argentina recorded a net gain on foreign exchange for the three and six months ended June 30, 2005 of $0.01 million and a net loss on foreign exchange for the six months ended June 30, 2005 of $0.1 million, compared to net losses of $0.1 million and $0.6 million for the same periods in 2004. IMPSAT Brazil recorded a net gain on foreign exchange for the second quarter and first half of 2005 of $12.1 million and $11.6 million, compared to net losses of $5.3 million and $7.2 million for the same periods in 2004.

Other Income (Loss), Net. We recorded other expense, net, of $5.1 million and $5.4 million for the three and six months ended June 30, 2005, compared to other income, net, of $1.4 million and $1.3 million for the same periods of 2004. Of these amounts, a total of $3.7 million of other expense, net, recorded in the three months ended June 30, 2005, related to legal and financial expenses incurred in connection with the amendment and modification of certain of our subsidiary indebtedness which became effective on July 29, 2005, as described below under “Liquidity and Capital Resources.”

Provision for Foreign Income Taxes. For the three and six months ended June 30, 2005, we recorded a provision for foreign income taxes of $2.2 million and $2.9 million, compared to a provision of $1.3 million and $1.9 million for the same periods in 2004.

Net Loss. For the three and six months ended June 30, 2005, we recorded net losses of $7.0 million and $15.2 million, compared to net losses of $10.0 million and $16.5 million for the same periods in 2004.

Liquidity and Capital Resources

At June 30, 2005, we had total cash and cash equivalents of $41.8 million. This compares to our cash, cash equivalents and trading investments of $63.5 million at June 30, 2004, $63.7 million as of December 31, 2004, and $41.4 million at March 31, 2005.

As of June 30, 2005, approximately $5.2 million of our cash and cash equivalents were held in Venezuelan bolivars by IMPSAT Venezuela (based on the official exchange rate at that date of Bs.2,150 = $1.00). Foreign exchange controls instituted in Venezuela since February 2003 severely limit our ability to repatriate these amounts and any other earnings from our Venezuelan operations. Future devaluations of the Venezuelan bolivar and/or the implementation of more stringent exchange control restrictions in that country could have a material adverse effect on the recorded U.S. dollar value or our cash and cash equivalents held by IMPSAT Venezuela and would result in a loss in future periods in our condensed consolidated statement of operations.

At June 30, 2005, our total indebtedness was $265.0 million (as compared to $267.0 million at June 30, 2004), of which $1.2 million represented short-term debt, $43.3 million represented current portion of long-term debt and $220.5 million represented long-term debt.

Although we have emerged from bankruptcy, we remain in default under indebtedness owed to one creditor who voted against our plan of reorganization. Under the plan of reorganization, the claims of that creditor were contingent obligations arising under guarantees by the Company of certain primary indebtedness of IMPSAT Argentina. This default, which relates to indebtedness totaling approximately $7.6 million in outstanding principal amount, gives the creditor the right to accelerate such indebtedness against IMPSAT Argentina and seek immediate repayment of all outstanding amounts and accrued interest thereon. There is no assurance that we will be successful in reaching a definitive agreement with this creditor to reschedule or restructure such obligations. Under those circumstances, IMPSAT Argentina could be forced to seek protection or liquidate under the bankruptcy laws of Argentina.

On July 29, 2005, we entered into a series of amendments relating to $125.6 million of our vendor indebtedness which was held by affiliates of certain members of our board of directors. Prior to the amendments, such indebtedness was required to be paid in eight remaining semi-annual principal installments aggregating $15.7 million each between September 2005 and March 2009. Pursuant to such amendments, we made an initial principal repayment of $18.3 million and modified the terms of the agreements such that the remaining outstanding principal amounts ($38.9 million owed by IMPSAT Argentina and $68.4 million owed by IMPSAT Brazil) will be repaid in the aggregate amounts of $5 million in 2006, $20 million in 2007, $25 million in 2008 and $57.3 million in March 2009. The amended indebtedness will bear interest at a rate of 12% per annum, payable semi-annually in arrears, as compared to 10% per annum for the period prior to the effectiveness of the amendments. The parties also agreed to amendments to the financial covenants in the agreements to reflect current financial and operating conditions. The amended indebtedness will be subject to optional prepayment by IMPSAT at a cost of 101% until July 29, 2006 and at par thereafter, and in addition may be refinanced at par until September 27, 2005 if the Company is able to obtain financing at better terms. IMPSAT and the lenders of the amended indebtedness each have an option to further amend the agreements governing such indebtedness to provide that the Company shall be the primary borrower, and IMPSAT Argentina and IMPSAT Brazil the respective guarantors of the portions of the indebtedness currently owed by them, subject to certain terms and conditions. The terms and conditions of the amendments were negotiated by a special committee of the Company’s board of directors that was formed to explore recapitalization alternatives.

In its audit report in the Company’s consolidated financial statements for the year ended December 31, 2004, Deloitte & Touche LLP, the Company’s independent registered public accounting firm, included a paragraph that noted that the Company’s potential inability to meet certain of its debt covenants, and the amount of its debt obligations coming due in 2005 and thereafter, raised substantial doubt as to our ability to continue as a going concern. The Company believes that as a result of the amendments to its subsidiary indebtedness as described in the preceding paragraph, which included modifications in the financial covenants included therein to take account of the current operating condition of the Company, it should be able to satisfy its debt covenants in the future. The Company’s financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result if we were forced to discontinue operations. For additional information, see Note 2 to our condensed financial statements.

As set forth in our condensed consolidated statement of cash flows, our operating activities provided $12.7 million in net cash flows for the first half of 2005, compared to $15.7 million provided by operating activities during the corresponding period in 2004. The decrease in cash flows from operating activities in the first half of 2005 was primarily due to decreases in other long-term liabilities and increases in trade accounts receivable.

For the first half of 2005, we used $16.3 million in net cash flows from investing activities, compared to $11.6 million during the corresponding period in 2004. This change was principally due to a decrease in trading investments and proceeds from the sale of investment as compared to the prior period. During the first half of 2005, we used $20.1 million in net cash flows from financing activities, as compared to $1.7 million in net cash flows used in financing activities during the corresponding period in 2004, such amounts representing the repayment of the current amortizations of long-term debt totaling $18.7 million.

At June 30, 2005, we had leased satellite capacity with average annual rental commitments of approximately $14.6 million through the year 2009 under non-cancelable agreements. The Company has entered into contracts for the purchase of satellite capacity for approximately $15.0 million through 2015. In addition, at June 30, 2005, we had commitments to purchase telecommunications equipment amounting to approximately $6.1 million. Furthermore, we have leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate. We have committed to long term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, Venezuela and the United States for approximately $3.4 million per year through 2008. The remainder of the leases are typically under one-year contracts, the early cancellation of which is subject to a fee.

The following table sets forth due dates of our contractual obligations as of June 30, 2005:

Type of Obligations	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Short-term debt	$1,205						$1,205
Long-term debt	43,036	$17,719	$40,528	$42,648	$16,499	$102,553	262,983
Capital lease obligations	268	143	278	99	50		838
Operating leases(1)	24,837	21,719	14,598	10,352	9,249		80,755
Purchase obligations	6,112						6,112

Total contractual cash obligations	$75,458	$39,581	$55,404	$53,099	$25,798	$102,553	$351,893

(1)	This includes commitments for satellite capacity and terrestrial links.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The sections below highlight our exposure to interest rate and foreign exchange rate risks. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at June 30, 2005 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during year 2005. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. At June 30, 2005, our total floating rate indebtedness aggregated $39.3 million, of which $13.2 million was denominated in U.S. dollars and accrued interest at specified spreads over the London Interbank Offered Rate (LIBOR) and $26.1 million was denominated in local currencies of our operating subsidiaries and accrued interest at variable rates tied to local interest rates and inflation indices. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of June 30, 2005, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would affect our annual interest cost related to our floating rate indebtedness by approximately $0.1 million annually. The fair value of financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of June 30, 2005.

	Expected Maturities at June 30,
	2005	2006	2007	2008	2009	Thereafter	Total
Senior Notes (fixed rate)	$33,188	$16,549	$33,098	$33,098	$16,549	$92,903	$225,385

Avg. interest rate	8.35%	8.07%	7.88%	7.39%	6.60%	6.00%
Term Notes (fixed rate)	$79	$93	$180				$352

Avg. interest rate	13.09%	13.15%	13.20%	%	%	%

Term Notes (variable rate)	$3,131	$963	$7,529	$9,649		$9,649	$30,922

Avg. interest rate	12.11%	11.98%	12.17%	13.02%	13.02%	13.02%

Vendor Financing (variable rate)	$8,111	$256					$8,367

Avg. interest rate	7.77%	8.90%

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

During January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso, and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at June 30, 2005 was pesos 2.88 = $1.00. Devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. During the remainder of 2005, our consolidated results could be impacted from transaction gains or losses on our dollar-denominated monetary assets and liabilities. Potential balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings.

Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that were mandatorily converted to pesos under the “pesification” decree may be adjusted pursuant to an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate completely the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currencies and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to any other consumer or other price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate risks. At June 30, 2005, the real traded at a rate of R2.35 = $1.00

As discussed above, in response to political and economic turmoil currently affecting Venezuela, the Venezuelan government imposed foreign exchange and price controls during 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls could also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls. The Venezuelan government further devalued its currency to Bs.1,920 = $1.00 in February 2004, and Bs. 2,150 = $1.00 on March 5, 2005. In the majority of cases, we have agreed to receive bolivars at the official rate in payment for our services in lieu of U.S. dollars. As a result, our holdings of bolivars at June 30, 2005 totaled Bs.11.2 billion (or $5.2 million at the official exchange rate at such date). The decline in the U.S. dollar value of our cash and cash equivalents denominated in bolivars as a result of the devaluation of the bolivar will result in a loss in our consolidated financial statements.

Net revenues from services from our Argentine operations for the three months ended June 30, 2005 and 2004 represented approximately 30.5% and 30.8% of our total net revenues from services for such periods. Net revenues from services from our Brazilian operations for the three months ended June 30, 2005 and 2004 represented approximately 18.4% and 13.9% of our total net revenues from services for such periods. Our net revenues from services in Venezuela accounted for 13.2% and 14.8% of our total revenues from services for the three months ended June 30, 2005 and 2004, respectively.

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

Item 4. Submission of Matters to a Vote of Security-Holders

On April 29, 2005, the Company held its annual meeting at which (i) certain eligible security holders voted upon the election of five directors to the Company’s board of directors for a one-year term; and (ii) the common stockholders voted upon the ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending December 31, 2005.

At the annual meeting, in accordance with the Company’s bylaws, two individuals (“Category Two Directors”) were elected by the initial holders of the Company’s Series A 6% Senior Guaranteed Convertible Notes due 2011 issued under the plan of reorganization (the “Initial Series A Noteholders”); and three individuals (“Category Four Directors”) were elected by the Company’s common stockholders who, under the plan of reorganization, received shares of our common stock in exchange for the Company’s former 13  3/4% Senior Notes due 2005 and 12  3/8% Senior Notes due 2008. The number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter voted upon, as applicable, is set forth below.

	For	Against/ Withheld	Abstain		Broker Non-Votes
1. Election of Directors
Category Two Directors:
William Connors	37,325,732	0		*
Eric Koza	37,325,732	0		*
Category Four Directors:
Thomas Doster	3,207,049	175,600		*
Raul Ramirez	3,382,049	600		*
Ignacio Troncoso	3,382,049	600		*
2. Ratification of the Appointment of Independent Auditors	9,182,173	0	600

*	The directors were elected by a plurality of the votes cast; therefore, votes cast in the election could not be recorded against or as an abstention, nor could broker non-votes be recorded. In accordance with the Company’s certificate of incorporation, nominees for election as Category Two Directors were elected by a plurality vote of the Initial Senior Series A Noteholders, with each Initial Senior Series A Noteholder entitled to cast a number of votes equal to the number of shares of common stock issuable upon conversion of Series A Notes issued to and held by such Initial Senior Series A Noteholder or its affiliates.

On June 8, 2005, Mr. Ramirez resigned from the Board of Directors. Pursuant to the Company’s certificate of incorporation, the vacancy in the Board resulting from Mr. Ramirez’ resignation will be filed by the remaining Category Four Directors, such individual to serve until the Company’s annual meeting of stockholders to be held in 2006. On August 3, 2005, Mr. James Bolin was appointed to fill the remainder of the term to which Mr. Ramirez was elected. Mr. Bolin is an employee of Morgan Stanley & Co. Incorporated.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Index:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (filed on March 26, 2003 as Exhibit No. 2.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

3.2	Restated Bylaws of the Company (filed on March 26, 2003 as Exhibit No. 2.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

4.1	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 – Series A, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.2	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 – Series B, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.2 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.3	Disclosure Statement Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.4	Plan of Reorganization of the Company Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.5	Order Confirming the Company’s Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated December 16, 2002 (filed on December 19, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.6	Registration Rights Agreement among the Company, IMPSAT Argentina and the security-holders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 4.6 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.7	Specimen Common Stock Certificate (filed on March 26, 2003 as Exhibit No. 2.6 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

4.8	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated as of March 25, 2003 (including form of Warrant) (filed on April 15, 2003 as Exhibit 4.8 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

9.1	2003 Stock Incentive Plan (filed on April 15, 2003 as Exhibit 9.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

10.1	Amended and Restated Financing Agreement among IMPSAT Argentina, Nortel Networks Limited, Deutsche Bank Trust Company Americas and the Lenders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 10.4 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreement was not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.1: Second Amended and Restated Financing Agreement between IMPSAT Brazil, Nortel Networks Limited and the Lenders party thereto, dated as of March 25, 2005.

10.2	Employment Agreement between Ricardo A. Verdaguer and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.5 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference).

10.3	Employment Agreement between Hector R. Alonso and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.6 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference).

Exhibit No.	Description

10.4	Letter Agreement between Marcelo Girotti and the Company dated March 25, 2003 (filed on August 14, 2003 as Exhibit 10.7 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreements were not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.4: Letter Agreement between Mariano Torre Gomez and the Company dated March 25, 2003; Letter Agreement between Matias Heinrich and the Company dated March 25, 2003; Letter Agreement between Alexander Rivelis and the Company dated March 25, 2003.

21.1	List of subsidiaries of the registrants (incorporated by reference to the “Business — General” section of the Company’s 2003 Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: August 15, 2005

PART I

FINANCIAL INFORMATION

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND JUNE 30, 2005

(In thousands of U.S. Dollars, except per share amounts)

( Unaudited )

	December 31, 2004	June 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,655	$41,786
Trade accounts receivable, net	29,363	36,299
Other receivables	12,865	10,876
Prepaid expenses	3,008	4,737

Total current assets	108,891	93,698

PROPERTY, PLANT AND EQUIPMENT, Net	317,310	320,340

OTHER NON-CURRENT ASSETS	17,706	19,400

TOTAL	$443,907	$433,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$36,485	$43,585
Short - term debt	2,656	1,205
Current portion of long-term debt	45,092	43,304
Accrued and other liabilities	31,217	44,094

Total current liabilities	115,450	132,188
LONG-TERM DEBT, Net	233,335	220,517
OTHER LONG-TERM LIABILITIES	16,109	15,951

Total liabilities	364,894	368,656

COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares outstanding as of December 31, 2004 and June 30, 2005	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,116,100 shares issued and outstanding (including 100,000 and 50,000 restricted shares held in the 2003 Stock Incentive Plan as of December 31, 2004 and June 30, 2005, respectively)	101	101
Additional paid in capital	90,542	90,542
Accumulated deficit	(4,742)	(19,932)
Deferred stock-based compensation	(880)	(440)
Accumulated other comprehensive loss	(6,008)	(5,489)

Total stockholders’ equity	79,013	64,782

TOTAL	$443,907	$433,438

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2005

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
NET REVENUES:
Broadband and satellite	$40,005	$42,075	$79,579	$83,865
Internet	6,716	7,396	12,700	14,327
Value added services	3,832	5,657	8,036	10,797
Telephony	4,903	6,213	10,049	12,140
Sales of equipment	90	117	242	201

Total net revenues	55,546	61,458	110,606	121,330

COSTS AND EXPENSES:
Direct costs:
Contracted services	5,065	6,071	9,392	11,286
Other direct costs	5,761	6,483	9,518	13,943
Leased capacity	15,945	18,960	31,735	37,184
Cost of equipment sold	80	91	177	198

Total direct costs	26,851	31,605	50,822	62,611
Salaries and wages	11,773	12,276	23,980	25,246
Selling, general and administrative	5,961	5,875	11,466	11,137
Depreciation and amortization	10,560	14,366	20,721	26,391

Total costs and expenses	55,145	64,122	106,989	125,385

Operating income (loss)	401	(2,664)	3,617	(4,055)

OTHER INCOME (EXPENSE):
Interest income	296	299	607	602
Interest expense	(5,272)	(9,238)	(10,206)	(14,722)
Net (loss) gain on foreign exchange	(5,519)	11,910	(9,910)	11,270
Other income (expense), net	1,420	(5,062)	1,291	(5,351)

Total other (expense) income	(9,075)	(2,091)	(18,218)	(8,201)

Loss before income taxes	(8,674)	(4,755)	(14,601)	(12,256)
Provision for foreign income taxes	(1,339)	(2,212)	(1,882)	(2,934)

NET LOSS	$(10,013)	$(6,967)	$(16,483)	$(15,190)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(1.00)	$(0.69)	$(1.65)	$(1.51)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES: BASIC AND DILUTED	10,000	10,066	9,975	10,041

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2005

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
NET LOSS	$(10,013)	$(6,967)	$(16,483)	$(15,190)

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	590	344	757	519
Unrealized (loss) gain on investments available for sale	(1,362)		122
Recognition of other-than-temporary decline in value of investment	(1,947)		(1,854)

TOTAL	(2,719)	344	(975)	519

COMPREHENSIVE LOSS	$(12,732)	$(6,623)	$(17,458)	$(14,671)

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(In thousands of U.S. Dollars)

(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Deferred Stock- Based Compensation	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2004	10,116,100	$101	$90,542	$(4,742)	$(880)	$(6,008)	$79,013
Recognition of deferred compensation					440		440
Foreign currency translation adjustment						519	519
Net loss for the period				(15,190)			(15,190)

BALANCE AT June 30, 2005	10,116,100	$101	$90,542	$(19,932)	$(440)	$(5,489)	$64,782

See notes to condensed consolidated financial statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004 AND 2005

(In thousands of U.S. Dollars)

(Unaudited)

	Six Months Ended June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,483)	$(15,190)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	20,721	26,391
Stock-based compensation	440	440
Deferred income tax provision	1,157	835
Provision for (reversal of allowance for) doubtful accounts	(2,100)	206
Paid-in-kind interest on Senior Notes	6,767	3,369
Net loss (gain) on foreign exchange	9,910	(11,270)
Net gain on sale of investments	(1,854)
Net loss on disposals of property, plant and equipment	1,125	96
Changes in assets and liabilities:
Decrease (Increase) in trade accounts receivable	4,356	(6,513)
Increase in prepaid expenses	(1,830)	(1,688)
(Increase) decrease in other receivables and other non-current assets	(5,644)	4,956
(Decrease) increase in accounts payable — trade	(1,028)	5,792
(Decrease) increase in accrued and other liabilities	(3,105)	6,472
Increase (decrease) in other long-term liabilities	3,256	(1,155)

Net cash provided by operating activities	15,688	12,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in trading investments	2,223
Purchases of property, plant and equipment	(16,142)	(16,379)
Proceeds from sale of property, plant and equipment	277	37
Proceeds from the sale of investment available for sale	1,995

Net cash used in investing activities	(11,647)	(16,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment of short-term debt	(1,674)	(1,486)
Proceeds from long-term debt		82
Repayments of long-term debt		(18,663)

Net cash used in financing activities	(1,674)	(20,067)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(600)	1,799

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,767	(21,869)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	61,498	63,655

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$63,265	$41,786

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,734	$4,261

Foreign income taxes paid	$2,934	$2,606

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain in investment available for sale	$122

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

2. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Holding Company successfully emerged from bankruptcy on March 25, 2003 with an approved reorganization plan (the “Plan”). Prior to emergence, the Company had incurred substantial net losses and had both working capital and stockholders’ deficiencies. Emerging from bankruptcy gives the Company a chance to become successful in its future operations. As a result, the Company has generated cash flows from operations of $15.7 million and $12.7 million, respectively, for the six months ended June 30, 2004 and 2005. As of June 30, 2005, the Company has cash and cash equivalents of $41.8 million, which includes approximately $5.2 million in Venezuela (see Note 3) and a working capital deficiency of approximately $38.5 million. Based on its current business plan, however, the Company believes that it will be required to refinance a portion of its outstanding debt coming due in the next several years because the Company will not have sufficient internally-generated funds to meet the maturing obligations.

A significant portion of the Company’s debt coming due in 2005 and thereafter is held by affiliates of certain members of the Company’s board of directors. Accordingly, a special committee of the Company’s board of directors was formed at the end of 2004 to explore recapitalization alternatives. On July 29, 2005, the Company entered into a series of amendments relating to such senior secured indebtedness, pursuant to which the Company made a principal payment of $18.3 million and modified the amortization schedule for such indebtedness, along with other terms. See Note 7 for additional information regarding the terms of the amended indebtedness. In addition, as discussed in Note 7, the Company was not in compliance with certain of its debt covenants as of March 31, 2005. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Interim Financial Information — The unaudited condensed consolidated financial statements as of June 30, 2005 and for the three and six months then ended have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the year ended December 31, 2004. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such periods. The operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the remainder of calendar year 2005 or for any future period.

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

Currency Risks — During February 2003, the Venezuelan government imposed exchange rate controls, fixing the bolivar’s value to the U.S. dollar at 1,600 bolivars to the U.S. dollar. During February 2004 and March 2005, the Venezuelan government further devalued the bolivar and fixed the bolivar’s value to the U.S. dollar at 1,920 and 2,150, respectively. These exchange rate controls make it difficult for the Company’s customers in Venezuela to obtain the U.S. dollars needed to make payments due to the Company in U.S. dollars on a timely basis. These exchange controls also limit the Company’s ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. As of June 30, 2005, approximately $5.2 million of the Company’s cash and cash equivalents were held in Venezuela (translated into U.S. dollars at the fixed exchange rate imposed by the Venezuelan government).

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

No single customer accounted for greater than 10% of total net revenues for the three and six months ended June 30, 2004 and 2005.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation costs been recognized based on the fair value at the date of grant for options, the pro-forma amounts of the Company’s net loss and net loss per common share for the three and six months ended June 30, 2004 and 2005 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net loss:
As reported	$(10,013)	$(6,967)	$(16,483)	$(15,190)
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(171)	(174)	(342)	(349)

Pro forma	$(10,184)	$(7,141)	$(16,825)	$(15,539)

Net loss per common share:
Basic and Diluted:
As reported	$(1.00)	$(0.69)	$(1.65)	$(1.51)
Pro forma	(1.02)	(0.71)	(1.69)	(1.55)

For purposes of the pro forma disclosures, the fair value of the options granted in 2003 was estimated using the minimum value method prescribed by SFAS No. 123, as the Company’s new common stock had not traded between the date of emergence and the date of the granting of the options. The assumptions used by the Company were as follows: no dividend yield; no volatility; risk-free interest rate of 3%; and an expected term of seven years. For purposes of the pro-forma disclosures, the fair value of the options granted in 2004 was estimated using the Black-Scholes option pricing model. The assumptions used by the Company were as follows: no dividend yield; volatility of 39%; risk-free interest rate of 3.75%; and an expected term of eight years. No stock options were granted during the six months ended June 30, 2005. No stock-based compensation to employees from stock options is reflected in the accompanying condensed consolidated statements of operations because all the options granted had an exercise price greater than the market value of the underlying common stock on the date of grant.

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

Fair Value of Financial Instruments — As of December 31, 2004 and June 30, 2005, the Company’s financial instruments include receivables, payables and short and long-term debt. The Company’s Series A, Series B and Senior Secured Notes were valued using available market information and interest rates. The fair value of receivables and payables is equal to their carrying value due to their short term.

At December 31, 2004 and June 30, 2005, the fair value of the Company’s financial instruments was as follows:

	2004	2005
Series A 6% Senior Guaranted Notes	$42,282	$42,404
Series B 6% Senior Guaranted Notes	$24,104	$15,357
Senior Secured Notes	$118,823	$107,300

The fair values of all other financial instruments, which approximate their carrying value, have been estimated by management using available market information and interest rates as of December 31, 2004 and June 30, 2005.

Net Loss Per Common Share — Basic loss per share is computed based on the average number of common shares outstanding and diluted loss per share is computed based on the average number of common and potential common shares outstanding using the treasury stock method. The calculation of diluted loss per share was the same as the calculation of basic loss per share for the three and six months ended June 30, 2004 and 2005, since the inclusion of potential common stock in the computation would be antidilutive.

Antidilutive securities not included in diluted earnings per common share computation are as follows:

	June 30,
	2004	2005
Stock Options	1,676	2,068

Exercise Price	$15.00	$6.17 to $15.00

Warrants	3,257	3,257

Exercise Price	$15.00	$15.00

Series A and B Notes	6,033	6,071

Conversion Price	$14.39 and $22.06	$13.56 and $20.78

Shares of restricted stock	100	50

4. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, by operating subsidiaries, at December 31, 2004 and June 30, 2005, are summarized as follows:

	December 31, 2004	June 30, 2005
IMPSAT Argentina	$16,203	$19,860
IMPSAT Brazil	5,419	6,355
IMPSAT Colombia	4,270	5,019
IMPSAT Venezuela	6,506	8,702
All other countries	8,978	9,188

Total	41,376	49,124
Less: allowance for doubtful accounts	(12,013)	(12,825)

Trade accounts receivable, net	$29,363	$36,299

The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables is susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customer financial history is analyzed.

The activity for the allowance for doubtful accounts for the year ended December 31, 2004 and the six months ended June 30, 2005 is as follows:

	December 31, 2004	June 30, 2005
Beginning balance	$20,642	$12,013
Provision for (reversal of allowance for) doubtful accounts	(3,916)	206
(Write-offs) recoveries	(4,704)	349
Effect of exchange rate change	(9)	257

Ending balance	$12,013	$12,825

5. OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2004 and June 30, 2005:

	December 31, 2004	June 30, 2005
IMPSAT Argentina	$497	$514
IMPSAT Brazil	2,358	2,560
IMPSAT Colombia	3,475	1,379
IMPSAT Venezuela	2,670	2,232
All other countries	3,865	4,191

Total	$12,865	$10,876

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2004 and June 30, 2005 consists of:

	December 31, 2004	June 30, 2005
Land	$10,109	$10,109
Building and improvements	36,496	36,911
Operating communications equipment	194,449	215,741
Network infrastructure (including rights of way)	111,433	120,274
IRU investments	20,407	22,040
Furniture, fixtures and other equipment	16,048	16,900

Total	388,942	421,975
Less: accumulated depreciation	(75,102)	(103,917)

Total	313,840	318,058
Equipment in transit	3,442	2,092
Construction in process	28	190

Property, plant and equipment, net	$317,310	$320,340

The activity in accumulated depreciation for the year ended December 31, 2004 and for the six months ended June 30, 2005 is as follows:

	December 31, 2004	June 30, 2005
Beginning balance	$29,389	$75,102
Depreciation expense	44,797	26,391
Exchange rate effects	1,706	2,980
Disposals and retirements	(790)	(556)

Ending balance	$75,102	$103,917

7. DEBT

Short-Term Debt- IMPSAT Brazil maintains short-term credit facilities denominated in local currency with local banks. The facilities bear interest at 1.77% to 2.13% per month. As of December 31, 2004 and June 30, 2005, the outstanding balance amounted to $1.5 million and $1.2 million, respectively. The credit facilities mature between October 2005 and April 2006. In addition, as of December 31, 2004, IMPSAT Venezuela maintained a $1.2 million short-term credit facility denominated in local currency with a local bank. During the three months ended March 31, 2005, the outstanding amount was repaid.

Long-Term Debt- The Company’s long-term debt at December 31, 2004 and June 30, 2005 is detailed as follows:

	December 31, 2004	June 30, 2005
Series A 6% Senior Guaranteed Notes due 2011	$66,376	$67,308
Series B 6% Senior Guaranteed Notes due 2011	25,240	25,595
Senior Secured Notes 10%, maturing 2009	146,877	132,482
Senior Notes issued by IMPSAT Colombia due 2008 and 2010 (interest rate 13.02%), collateralized by the assignment of customer contracts	18,830	19,298
Term notes, maturing through 2007; collateralized by buildings and equipment and the assignment of customer contracts; denominated in:
U.S. dollars (interest rates 8% to 11.68%)	3,191	2,554
Local currency (interest rates 11.21% to 13.3%)	6,390	5,901
Eximbank notes (interest rate 4.86%), maturing semiannually through 2007	2,779	2,316
Vendor financing (interest rates 6.33% to 11%)	8,744	8,367

Total long-term debt	278,427	263,821
Less: current portion including defaulted indebtedness	(45,092)	(43,304)

Long-term debt, net	$233,335	$220,517

The Series A, Series B and Senior Secured Notes and some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends. As of March 31, 2005, IMPSAT Brazil was not in compliance with a financial ratio in its approximately $81.8 million of Senior Secured Notes. The Company has obtained a waiver from the holder of the notes for any non-compliance with this covenant through March 31, 2006. As of June 30, 2005, the Company was in compliance with its covenants.

On July 29, 2005, IMPSAT Argentina, IMPSAT Brazil and the Company entered into a series of amendments relating to $125.6 million of our Senior Secured Notes due 2009 which was held by affiliates of certain members of the Company’s board of directors. Prior to the amendments, such indebtedness was required to be paid in eight remaining semi-annual principal installments aggregating $15.7 million each between September 2005 and March 2009. Pursuant to such amendments, the Company made an initial principal repayment of $18.3 million and modified the terms of the agreements such that the remaining outstanding principal amounts ($38.9 million owed by IMPSAT Argentina and $68.4 million owed by IMPSAT Brazil) will be repaid in the aggregate amounts of $5 million in 2006, $20 million in 2007, $25 million in 2008 and $57.3 million in March 2009. The amended indebtedness will bear interest at a rate of 12% per annum, payable semi-annually in arrears, as compared to 10% per annum for the period prior to the effectiveness of the amendments. The parties also agreed to amendments to the financial covenants in the agreements to reflect current financial and operating conditions. The amended indebtedness will be subject to optional prepayment by the borrowers at a cost of 101% until July 29, 2006 and at par thereafter, and in addition may be refinanced at par until September 27, 2005 if the Company is able to obtain financing at better terms. The Company and the lenders of the amended indebtedness each have an option to further amend the agreements governing such indebtedness to provide that the Company shall be the primary borrower, and IMPSAT Argentina and IMPSAT Brazil the respective guarantors of the portions of the indebtedness currently owed by them, subject to certain terms and conditions. The terms and conditions of the amendments were negotiated by a special committee of the Company’s board of directors that was formed to explore recapitalization alternatives.

As indicated in Note 2, at March 31, 2005, the Company failed to meet a financial covenant in the Senior Secured Notes due 2009, for which a waiver was granted by the lenders. The Company believes that as a result of the amendments to the Senior Secured Notes described in the preceding paragraph, including the modifications of the financial covenants, the Company should be able to satisfy its financial covenants in the future.

In addition, although the Holding Company has emerged from bankruptcy, the Company remains in default under indebtedness owed to a creditor who voted against the Plan. Under the Plan, the claims of this creditor were a contingent obligation arising under a guarantee by the Holding Company of certain primary indebtedness of IMPSAT Argentina. Notwithstanding the Company’s emergence from bankruptcy and the extinguishment of Company’s guarantee as a result, an event of default has occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. As a result of this default, which relates to vendor financing totaling approximately $7.6 million in outstanding principal amount as of June 30, 2005, such indebtedness and accrued interest thereon is due and payable. The Company had been in negotiation discussions at the level of IMPSAT Argentina with this creditor with a view to rescheduling or otherwise restructuring the defaulted debt obligation. There is no assurance, however, that the Company will reach a definitive agreement with this creditor to reschedule or restructure such obligations.

The Series A and Series B Notes are convertible into approximately 4,964,000 and 1,107,000 shares of the Company’s common stock at a conversion price of $13.56 and $20.78, respectively, as of June 30, 2005.

8. INCOME TAXES

The composition of the provision for income taxes, all of which is for foreign taxes, for the three and six months ended June 30, 2004 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Current	$(297)	$(1,775)	$(725)	$(2,099)
Deferred	(1,042)	(437)	(1,157)	(835)

Total	$(1,339)	$(2,212)	$(1,882)	$(2,934)

The foreign statutory tax rates range from 15% to 35% depending on the particular country. Deferred taxes result from temporary differences in revenue recognition, depreciation methods and net operating loss carryforwards.

The Company recorded a valuation allowance to offset its deferred income tax asset as of June 30, 2005 because management cannot conclude that utilization of the tax benefits resulting from operating losses and the other temporary differences are “more likely than not” to be realized, as required by SFAS 109.

The Company has reserved for tax contingencies totaling approximately $6.0 million and $6.5 million as of December 31, 2004 and June 30, 2005, respectively, attributable primarily to its foreign subsidiaries’ tax return filings. These contingencies are for tax liabilities and related interest, as well as certain tax positions taken on foreign tax returns for which the statutes remain open.

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

9. OPERATING SEGMENT INFORMATION

The Company’s operating segment information, by subsidiary, is as follows:

Three months ended June 30, 2004	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and broadband	$8,331	$5,694	$12,015	$7,183	$11,624	$(4,842)	$40,005
Internet	1,783	911	1,769	600	3,747	(2,094)	6,716
Value added services	3,739	1,010	556	438	950	(2,861)	3,832
Telephony	3,246	90	59		2,881	(1,373)	4,903
Sales of equipment	20	51	2	10	7		90

Total net revenues	$17,119	$7,756	$14,401	$8,231	$19,209	$(11,170)	$55,546

Operating income (loss)	$1,779	$(1,268)	$1,179	$2,203	$(3,492)		$401

Total assets	$113,395	$97,760	$77,312	$59,039	$79,149		$426,655

Three months ended June 30, 2005	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and broadband	$8,647	$7,474	$11,577	$6,901	$11,755	$(4,279)	$42,075
Internet	1,898	1,328	1,407	629	3,528	(1,394)	7,396
Value added services	3,528	2,159	955	548	956	(2,489)	5,657
Telephony	4,614	327	59		3,637	(2,424)	6,213
Sales of equipment	18		26	14	59		117

Total net revenues	$18,705	$11,288	$14,024	$8,092	$19,935	$(10,586)	$61,458

Operating income (loss)	$415	$(1,960)	$(209)	$1,366	$(2,276)		$(2,664)

Total assets	$122,682	$124,998	$72,591	$57,459	$55,708		$433,438

Six months ended June 30, 2004	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and broadband	$16,393	$11,063	$23,838	$14,357	$24,471	$(10,543)	$79,579
Internet	3,319	1,776	3,003	1,197	6,908	(3,503)	12,700
Value added services	5,390	2,109	1,023	753	1,786	(3,025)	8,036
Telephony	6,667	103	108	—	6,045	(2,874)	10,049
Sales of equipment	117	51	36	30	9	—	242

Total net revenues	$31,886	$15,102	$28,008	$16,337	$39,219	$(19,945)	$110,606

Operating income (loss)	$2,568	$(2,945)	$2,933	$4,708	$(3,647)		$3,617

Total assets	$113,395	$97,760	$77,312	$59,039	$79,149		$426,655

Six months ended June 30, 2005	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and broadband	$16,831	$14,180	$23,611	$13,848	$24,032	$(8,637)	$83,865
Internet	3,778	2,459	2,797	1,274	6,851	(2,832)	14,327
Value added services	7,162	3,990	1,676	1,090	1,851	(4,972)	10,797
Telephony	8,971	727	126		7,007	(4,691)	12,140
Sales of equipment	28		39	75	59		201

Total net revenues	$36,770	$21,356	$28,249	$16,287	$39,800	$(21,132)	$121,330

Operating income (loss)	$698	$(3,280)	$136	$3,666	$(5,275)		$(4,055)

Total assets	$122,682	$124,998	$72,591	$57,459	$55,708		$433,438

10. STOCKHOLDERS’ EQUITY

Restricted Stock – During 2003, the Holding Company granted certain officers 200,000 shares of the Holding Company’s common stock. These shares vest in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant (but, in each case, only if the executive is still employed with the Company on such respective date).

In connection with the restricted stock grant, the Holding Company recorded approximately $1.3 million in stockholders’ equity as deferred compensation. The deferred compensation is being amortized to expense over the vesting period. Amortization for the six months ended June 30, 2004 and 2005 was $440,000, respectively.

Stock Options – No stock options were granted during the six months ended June 30, 2005.

Warrants – During 2003, the Holding Company issued 3,257,178 eight-year warrants to acquire the Holding Company’s stock at $15.00 per share. As of June 30, 2005, all the warrants remain outstanding.

11. COMMITMENTS AND CONTINGENCIES

Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $14.6 million through the year 2009 under non- cancelable agreements. In addition, the Company has committed to long-term contracts for the purchase of satellite and terrestrial links from third parties for approximately $15.0 million and $15.1 million through 2015 and 2009, respectively. The Company has commitments to purchase communications and data center equipment amounting to approximately $6.1 million at June 30, 2005.

The Company is a guarantor of the Senior Secured Notes issued by its subsidiaries and other financing agreements entered by certain of its subsidiaries. At June 30, 2005, the aggregate balances outstanding were approximately $132.5 million (see Note 7).

The Company maintains commercial insurance policies which serve to guarantee certain of the Company’s performance obligations for services under some public and private contract bids which total approximately $37.7 million as of June 30, 2005.

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

12. GUARANTOR FINANCIAL INFORMATION

The financial information of IMPSAT Argentina, a guarantor subsidiary of the Holding Company’s Series A 6% Senior Guaranteed Notes due 2011 and Series B 6% Senior Guaranteed Notes due 2011, as of December 31, 2004 and June 30, 2005 and for the three and six months ended June 30, 2004 and 2005 is shown in a separate column in the accompanying consolidating financial information, as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
		(Guarantor)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,775	$3,835	$20,045		$63,655
Trade accounts receivable, net		9,783	19,580		29,363
Other receivables	85,608	22,867	44,084	$(139,694)	12,865
Prepaid expenses	172	904	2,908	(976)	3,008

Total current assets	125,555	37,389	86,617	(140,670)	108,891

PROPERTY, PLANT AND EQUIPMENT, Net		73,904	243,406		317,310

NON-CURRENT ASSETS:
Investments	57,169			(57,169)
Other non-current assets	4	7,668	10,034		17,706

Total non-current assets	57,173	7,668	10,034	(57,169)	17,706

TOTAL	$182,728	$118,961	$340,057	$(197,839)	$443,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$12,066	$20,547	$54,720	$(50,848)	$36,485
Short term debt			2,656		2,656
Current portion of long-term debt		20,202	24,890		45,092
Accrued and other liabilities	33	10,791	39,006	(18,613)	31,217

Total current liabilities	12,099	51,540	121,272	(69,461)	115,450
LONG-TERM DEBT, Net	91,616	43.901	97,818		233,335
OTHER LONG-TERM LIABILITIES		4,539	82,774	(71,204)	16,109

Total liabilities	103,715	99,980	301,864	(140,665)	364,894
STOCKHOLDERS’ EQUITY	79,013	18,981	38,193	(57,174)	79,013

TOTAL	$182,728	$118,961	$340,057	$(197,839)	$443,907

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
		(Guarantor)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,867	$1,011	$15,908		$41,786
Trade accounts receivable, net		13,319	22,980		36,299
Other receivables	87,733	26,597	51,149	$(154,603)	10,876
Prepaid expenses	446	1,163	3,366	(238)	4,737

Total current assets	113,046	42,090	93,403	(154,841)	93,698

PROPERTY, PLANT AND EQUIPMENT, Net		72,348	247,992		320,340

NON-CURRENT ASSETS:
Investments	66,876			(66,876)
Other non-current assets	13	8,244	11,143		19,400

Total non-current assets	66,889	8,244	11,143	(66,876)	19,400

TOTAL	$179,935	$122,682	$352,538	$(221,717)	$433,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$20,763	$24,749	$59,321	$(61,248)	$43,585
Short term debt			1,205		1,205
Current portion of long-term debt		20,370	22,934		43,304
Accrued and other liabilities	1,487	23,519	60,593	(41,505)	44,094

Total current liabilities	22,250	68,638	144,053	(102,753)	132,188
LONG-TERM DEBT, Net	92,903	38,133	89,481		220,517
OTHER LONG-TERM LIABILITIES		457	67,576	(52,082)	15,951

Total liabilities	115,153	107,228	301,110	(154,835)	368,656
STOCKHOLDERS’ EQUITY	64,782	15,454	51,428	(66,882)	64,782

TOTAL	$179,935	$122,682	$352,538	$(221,717)	$433,438

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated
		(Guarantor)
NET REVENUES:
Broadband and satellite		$8,331	$36,516	$(4,842)	$40,005
Internet		1,783	7,027	(2,094)	6,716
Value added services		3,739	2,954	(2,861)	3,832
Telephony		3,246	3,030	(1,373)	4,903
Sales of equipment		20	70		90

Total net revenues		17,119	49,597	(11,170)	55,546

COSTS AND EXPENSES:
Direct costs:
Contracted services		2,026	5,887	(2,848)	5,065
Other direct costs		1,875	3,886		5,761
Leased capacity		4,636	17,018	(5,709)	15,945
Cost of equipment sold		2	85	(7)	80

Total direct costs		8,539	26,876	(8,564)	26,851
Salaries and wages		3,038	8,735		11,773
Selling, general and administrative	$3,444	1,674	3,449	(2,606)	5,961
Depreciation and amortization		2,089	8,471		10,560

Total costs and expenses	3,444	15,340	47,531	(11,170)	55,145

Operating (loss) income	(3,444)	1,779	2,066		401

OTHER INCOME (EXPENSE):
Interest income	1,561	63	(2,808)	1,480	296
Interest expense	(1,410)	(1,308)	(1,074)	(1,480)	(5,272)
Net gain (loss) on foreign exchange	(12)	(71)	(5,436)		(5,519)
Equity in income of affiliates	(8,468)		(4,794)	13,262
Other income (loss), net	1,760	(253)	(87)		1,420

Total other (expense) income	(6,569)	(1,569)	(14,199)	13,262	(9,075)

(LOSS) INCOME BEFORE INCOME TAXES	(10,013)	210	(12,133)	13,262	(8,674)
PROVISION FOR FOREIGN INCOME TAXES			(1,339)		(1,339)

NET (LOSS) INCOME	$(10,013)	$210	$(13,472)	$13,262	$(10,013)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
		(Guarantor)
NET REVENUES:
Broadband and satellite		$8,647	$37,707	$(4,279)	$42,075
Internet		1,898	6,892	(1,394)	7,396
Value added services		3,528	4,618	(2,489)	5,657
Telephony		4,614	4,023	(2,424)	6,213
Sales of equipment		18	99		117

Total net revenues		18,705	53,339	(10,586)	61,458

COSTS AND EXPENSES:
Direct costs:
Contracted services		2,141	5,996	(2,066)	6,071
Other direct costs		1,866	4,617		6,483
Leased capacity		6,315	18,757	(6,112)	18,960
Cost of equipment sold		15	82	(6)	91

Total direct costs		10,337	29,452	(8,184)	31,605
Salaries and wages		3,143	9,133		12,276
Selling, general and administrative	$2,877	1,672	3,728	(2,402)	5,875
Depreciation and amortization		3,138	11,228		14,366

Total costs and expenses	2,877	18,290	53,541	(10,586)	64,122

Operating (loss) income	(2,877)	415	(202)		(2,664)

OTHER INCOME (EXPENSES):
Interest income	1,389	14	175	(1,279)	299
Interest expense	(1,412)	(2,469)	(6,636)	1,279	(9,238)
Net gain on foreign exchange	7	46	11,857		11,910
Equity in income of affiliates	(539)		3,131	(2,592)
Other (loss), net	(3,535)	(196)	(1,331)		(5,062)

Total other (expenses) income	(4,090)	(2,605)	7,196	(2,592)	(2,091)

(LOSS) INCOME BEFORE INCOME TAXES	(6,967)	(2,190)	6,994	(2,592)	(4,755)
PROVISION FOR FOREIGN INCOME TAXES			(2,212)		(2,212)

NET (LOSS) INCOME	$(6,967)	$(2,190)	$4,782	$(2,592)	$(6,967)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated
		(Guarantor)
NET REVENUES:
Broadband and satellite		$16,393	$73,729	$(10,543)	$79,579
Internet		3,319	12,884	(3,503)	12,700
Value added services		5,390	5,671	(3,025)	8,036
Telephony		6,667	6,256	(2,874)	10,049
Sales of equipment		117	125		242

Total net revenues		31,886	98,665	(19,945)	110,606

COSTS AND EXPENSES:
Direct costs:
Contracted services		4,049	11,151	(5,808)	9,392
Other direct costs		2,488	7,030		9,518
Leased capacity		9,150	34,097	(11,512)	31,735
Cost of equipment sold		70	114	(7)	177

Total direct costs		15,757	52,392	(17,327)	50,822
Salaries and wages	$440	5,926	17,614		23,980
Selling, general and administrative	4,125	3,424	6,535	(2,618)	11,466
Depreciation and amortization		4,211	16,510		20,721

Total costs and expenses	4,565	29,318	93,051	(19,945)	106,989

Operating (loss) income	(4,565)	2,568	5,614		3,617

OTHER INCOME (EXPENSE):
Interest income	3,152	75	(5,590)	2,970	607
Interest expense	(2,702)	(2,578)	(1,956)	(2,970)	(10,206)
Net gain (loss) on foreign exchange		(622)	(9,288)		(9,910)
Equity in income of affiliates	(14,213)		(6,714)	20,927
Other income (loss), net	1,845	125	(679)		1,291

Total other (expense) income	(11,918)	(3,000)	(24,227)	20,927	(18,218)

(LOSS) INCOME BEFORE INCOME TAXES	(16,483)	(432)	(18,613)	20,927	(14,601)
PROVISION FOR FOREIGN INCOME TAXES			(1,882)		(1,882)

NET (LOSS) INCOME	$(16,483)	$(432)	$(20,495)	$20,927	$(16,483)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated
		(Guarantor)
NET REVENUES:
Broadband and satellite		$16,831	$75,671	$(8,637)	$83,865
Internet		3,778	13,381	(2,832)	14,327
Value added services		7,162	8,607	(4,972)	10,797
Telephony		8,971	7,860	(4,691)	12,140
Sales of equipment		28	173		201

Total net revenues		36,770	105,692	(21,132)	121,330

COSTS AND EXPENSES:
Direct costs:
Contracted services		4,423	10,869	(4,006)	11,286
Other direct costs		4,251	9,692		13,943
Leased capacity		12,184	37,318	(12,318)	37,184
Cost of equipment sold		23	181	(6)	198

Total direct costs		20,881	58,060	(16,330)	62,611
Salaries and wages	$440	6,310	18,496		25,246
Selling, general and administrative	5,750	3,264	6,925	(4,802)	11,137
Depreciation and amortization		5,617	20,774		26,391

Total costs and expenses	6,190	36,072	104,255	(21,132)	125,385

Operating (loss) income	(6,190)	698	1,437		(4,055)

OTHER INCOME (EXPENSE):
Interest income	2,947	32	340	(2,717)	602
Interest expense	(2,793)	(3,953)	(10,693)	2,717	(14,722)
Net gain (loss) on foreign exchange	12	(139)	11,397		11,270
Equity in income of affiliates	(5,389)		1,177	4,212
Other income (loss), net	(3,777)	(166)	(1,408)		(5,351)

Total other (expense) income	(9,000)	(4,226)	813	4,212	(8,201)

(LOSS) INCOME BEFORE INCOME TAXES	(15,190)	(3,528)	2,250	4,212	(12,256)
PROVISION FOR FOREIGN INCOME TAXES			(2,934)		(2,934)

NET (LOSS) INCOME	$(15,190)	$(3,528)	$(684)	$4,212	$(15,190)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed consolidated
		(Guarantor)
Cash flows provided by (used in) operating activities	$(14,774)	$2,003	$24,323	$4,136	$15,688
Cash flows provided by (used in) investing activities	10,454	(2,297)	(15,668)	(4,136)	(11,647)
Cash flows provided by (used in) financing activities	(700)	899	(1,873)		(1,674)
Effect of exchange rate change on cash and cash equivalents	758		(1,358)		(600)

Net increase (decrease) in cash and cash equivalents	(4,262)	605	5,424		1,767
Cash and cash equivalents at beginning of the period	43,883	1,432	16,183		61,498

Cash and cash equivalents at end of the period	$39,621	$2,037	$21,607	$—	$63,265

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Holding Company	IMPSAT Argentina	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
		(Guarantor)
Cash flows provided by (used in) operating activities	$(15,810)	$6,124	$13,864	$8,563	$12,741
Cash flows provided by (used in) investing activities		(4,166)	(3,613)	(8,563)	(16,342)
Cash flows provided by (used in) financing activities	383	(4,782)	(15,668)		(20,067)
Effect of exchange rate change on cash and cash equivalents	519		1,280		1,799

Net increase (decrease) in cash and cash equivalents	(14,908)	(2,824)	(4,137)		(21,869)
Cash and cash equivalents at beginning of the period	39,775	3,835	20,045		63,655

Cash and cash equivalents at end of the period	$24,867	$1,011	$15,908	$—	$41,786