Form 10-Q
period 2005-09-30
IMPSAT FIBER NETWORKS INC
filed 2005-11-14
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

12b-2).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Securities Exchange Act Rule

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2005, the registrant had outstanding 10,116,100 shares of common stock, $0.01 par value.

IMPSAT FIBER NETWORKS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Revenues

Our contracts with our customers have in the past typically ranged in duration from six months to five years and have generally been two-year contracts. Our customers generally pay an installation charge at the beginning of the contract and a monthly fee based on the quantity and type of equipment installed and the type and amount of services provided. Except in Argentina and Brazil, the fees stipulated in the majority of our contracts with customers are denominated in U.S. dollar or U.S dollar equivalents. Services (other than installation fees) are billed on a monthly, predetermined basis, which coincide with the rendering of the services. We report our revenues net of deductions for sales taxes.

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

Our direct costs include payments for leased satellite transponder, fiber optic and other terrestrial capacity. Other principal items composing direct costs are contracted services costs and allowance for doubtful accounts. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. Installation and de-installation costs are the costs we incur when we install or remove earth stations, micro-stations and other equipment from customer premises. Direct costs also include licenses and other fees, node expenses and sales commissions paid to third-party sales representatives and our salaried sales force.

Our selling, general and administrative expenses consist principally of:

•	publicity and promotion costs

•	fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance and corporate telecommunication and energy expenses

Currency and Related Risks

Except in Argentina and Brazil, the majority of our contracts with customers provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing.

Under the Argentine “pesification” decree adopted in 2002, contracts in effect on that date that were denominated in U.S. dollars were converted into pesos at a specified rate and are eligible for adjustment pursuant to an index published by the Argentine central bank called the “coeficiente de estabilizacion de referencia”, which is based on the Argentine consumer price index (“CER”). Contracts that were denominated in pesos prior to the adoption of the pesification decree and contracts entered into after the decree’s enactment are not entitled to be adjusted by CER or any other price or related index. An increase in inflation in Argentina or our other countries of operation could adversely affect our results and our operating income (loss) by causing an increase in our costs that cannot be compensated for by adjustments to our prices for services.

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

Changes in exchange rates between the U.S. dollar and the local currencies in the countries in which we operate also affect our costs incurred in local currencies. In each of our countries of operation other than the United States and Ecuador, where the local currency is the U.S. dollar, an appreciation of the respective local currency against the U.S. dollar will result in an increase in U.S. dollar terms of our local currency denominated costs, including salaries and wages and selling, general and administrative expenses. Accordingly, the benefits of the appreciation of the local currency to our revenues in countries such as Argentina and Brazil will be offset in part by the increase in local currency denominated costs in those countries during the same period. In other countries of operation, where the majority of our revenues are denominated in U.S. dollars or U.S. dollar equivalents but the majority of costs are denominated in local currency, an appreciation of the local currency against the U.S. dollar may adversely affect our results while a depreciation of the local currency against the U.S. dollar may positively affect our results.

The following table shows U.S. dollar exchange rates for the currencies of Argentina, Colombia and Brazil, our three largest countries of operation measured by revenues, at the dates indicated:

Currency	September 30, 2003	September 30, 2004	September 30, 2005
	(exchange rate per U.S.$1.00)
Argentina peso	2.90	3.00	2.91
Colombia peso	2,889	2,595	2,290
Brazil real	2.92	2.87	2.22

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

Argentina

In early January 2002, the Argentine government abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. Since then, the peso has traded as high as 1.65 pesos to the U.S. dollar in early January 2002 and as low as 3.87 pesos to the U.S. dollar. At September 30, 2004 the exchange rate was 3.00 pesos to the U.S. Dollar, appreciating to 2.91 pesos to the U.S. Dollar on September 30, 2005. Currently, a significant portion of IMPSAT Argentina’s customer contracts and operating cash inflows are denominated in pesos.

Brazil

At September 30, 2004, the real traded at a rate of R$2.87 = $1.00, and it appreciated to R$2.22 = $1.00 at September 30, 2005. A significant depreciation of the real against the U.S. dollar would adversely affect our future results.

Colombia

In March of 2003, the Colombian peso exchange rate peaked at Ps. 2,958 = $1.00, following over ten years of constant devaluation. Since April 2003, the Colombian peso has appreciated against the U.S. dollar. At September 30, 2004, the peso traded at a rate of Ps. 2,595 = $1.00 and appreciated to Ps. 2,290 = $1.00 at September 30, 2005, the highest value since February 2001.

Venezuela

In February 2003, the Venezuelan government imposed foreign exchange and price controls in response to adverse economic conditions resulting from a nation-wide strike that commenced in December 2002, setting a rate of Bs.1,600 = U.S.$1.00. The exchange controls make it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis and also severely limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At September 30, 2004, the exchange rate for the bolivar was set at a rate of Bs.1,920 = $1.00, and on March 30, 2005, the Venezuelan government devalued the bolivar to a rate of Bs. 2,150 = $1.00, where it remains. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela. Future devaluations of the Venezuelan bolivar and/or the implementation of more stringent exchange control restrictions in that country could have a material adverse effect on our financial condition and results of operations in Venezuela.

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

Basis for Translation

We maintain our consolidated accounts in U.S. dollars. Our subsidiaries, except for IMPSAT Brazil, use the U.S. dollar as their functional currency. Except with respect to IMPSAT Brazil, effects of foreign currency translations are included as net gain or loss on foreign exchange. IMPSAT Brazil uses its local currency as its functional currency and the effects of translation of the real into the U.S. dollar are included in “accumulated other comprehensive income (loss)” within our condensed consolidated balance sheets.

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

Changes in Policies

These policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during the third quarter of 2005, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during said period.

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

Results of Operations

The following table summarizes our results of operations:

	Three Months Ended September 30,				Nine Months September 30,
	2004		2005		2004		2005
	(in thousands and as a percentage of consolidated revenues)
Net revenues:
Net revenues from services:
Broadband and satellite	$40,577	70.5%	$44,172	67.5%	$120,156	71.4%	$128,037	68.6%
Internet	6,542	11.3	7,873	12.0	19,242	11.4	22,200	11.9
Value added services	4,270	7.4	6,351	9.7	12,306	7.3	17,147	9.2
Telephony	5,479	9.5	6,579	10.1	15,527	9.3	18,720	10.0

Total net revenues from services	56,868	98.7	64,975	99.3	167,231	99.4	186,104	99.7
Sales of equipment	722	1.3	433	0.7	964	0.6	634	0.3

Total net revenues	57,590	100.0	65,408	100.0	168,195	100.0	186,738	100.0

Direct costs:
Contracted services	5,364	9.3	6,601	10.1	14,756	8.8	17,887	9.6
Other direct costs	5,343	9.3	7,014	10.7	14,862	8.8	20,957	11.2
Leased capacity	16,960	29.4	18,763	28.7	48,695	29.0	55,948	30.0
Cost of equipment sold	571	0.9	375	0.6	747	0.4	572	0.3

Total direct costs	28,238	49.0	32,753	50.1	79,060	47.0	95,364	51.1
Salaries and wages	11,961	20.8	12,100	18.5	35,941	21.4	37,347	20.0
Selling, general and administrative expenses	6,254	10.8	5,766	8.8	17,719	10.5	16,903	9.1
Gain on extinguishment of debt	(115)	(0.2)			(115)	(0.1)
Depreciation and amortization	11,525	20.0	13,963	21.3	32,246	19.2	40,355	21.6
Interest expense, net	(5,167)	(9.0)	(7,122)	(10.9)	(14,765)	(8.8)	(21,241)	(11.4)
Net gain (loss) on foreign exchange	7,159	12.4	4,362	6.7	(2,751)	(1.6)	15,632	8.4
Other income (expense), net	64	0.1	(1,386)	(2.1)	1,353	0.8	(6,737)	(3.6)
Provision for foreign income taxes	(1,108)	(1.9)	(1,843)	(2.8)	(2,989)	(1.8)	(4,777)	(2.6)

Net Income (loss)	$675	1.2%	$(5,163)	(7.9)%	$(15,808)	(9.4)%	$(20,354)	(10.9)%

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

Revenues. Our total net revenues for the three and nine months ended September 30, 2005 equaled $65.4 million and $186.7 million, respectively. This compares to total net revenues of $57.6 million and $168.2 million for the corresponding periods in 2004. Net revenues are composed of net revenues from services and sales of equipment.

Our net revenues from services for the three and nine months ended September 30, 2005 totaled $65.0 million and $186.1 million, an increase of $8.1 million (or 14.3%) and $18.9 million (or 11.3%)

compared to the corresponding periods in 2004. Our net revenues from services during the third quarter of 2005 increased $3.6 million (or 5.9%) from net revenues from services for the second quarter of 2005. Our net revenues from services included net revenues from:

•	broadband and satellite data transmission services

•	internet, which is composed of our internet backbone access and managed modem services

•	value added services, including hosting, housing and collocation services, and

•	telephony, including local, national and international long-distance services

The following table shows our revenues from services by business lines for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2005	% change(1)	2004	2005	% change(1)
	(dollar amounts in thousands)
Broadband and satellite	$40,577	$44,172	8.9%	$120,156	$128,037	6.6%
Internet	6,542	7,873	20.3	19,242	22,200	15.4
Value added services(2)	4,270	6,351	48.7	12,306	17,147	39.3
Telephony	5,479	6,579	20.1	15,527	18,720	20.6

Total net revenues from services	$56,868	$64,975	14.3%	$167,231	$186,104	11.3%

(1)	Percentage increase (decrease) in relevant period 2005 compared to corresponding period in 2004.
(2)	Includes data center services and systems integration and other information technology services.

The increase in our total net revenues from services in the third quarter of 2005, as compared to the corresponding period in 2004, is due to increased revenues from services in all of our business lines:

•	Revenues from broadband and satellite services during the third quarter of 2005 increased as compared to the third quarter of 2004 as a result of increased revenues from new customers and expansion of services to existing customers. Revenue growth was highest in Brazil, Argentina and Colombia.

•	We experienced higher internet revenues principally because of new customers and expansion of services to existing customers, primarily in Brazil. Internet revenues also increased in Argentina, Colombia, the United States and Ecuador.

•	Our revenues from value added services increased in the third quarter of 2005 compared to the same period in 2004, principally from revenues for housing and hosting services in Brazil, including the contract entered into at the end of 2004 with Petrobras.

•	Our telephony services revenues also increased during the third quarter of 2005 as compared to the third quarter of 2004. The increase was due principally to our increased delivery of voice services to corporate customers and higher wholesale traffic. In addition, the increase in our telephony revenues was due in part to an increase of $0.6 million in interconnection fees received in Argentina from other carriers for terminating calls as a result of the negotiation of the CER rate applicable to such fees received for the period from the third quarter of 2004 to the third quarter of 2005.

Our net revenues discussed above were also impacted positively in U.S. dollar terms by the appreciation of the Brazilian real to the U.S. dollar during the third quarter of 2005 as compared to the same quarter in the prior year. In U.S. dollar terms, our revenues in Brazil, which are denominated in local currencies, generally increase when the local currency appreciates against the U.S. dollar, and decreases when the local currency depreciates. We had 4,214 customers as of September 30, 2005, compared to 3,314 customers at December 31, 2004 and 3,150 customers at September 30, 2004.

We gained a net total of 302 and 900 customers during the three and nine months ended September 30, 2005, respectively. Of this increase, we had a net gain of 222 and 477 customers in Argentina during the respective periods, including a significant number of new customers utilizing our VOIP telephony services. In general and in particular in Argentina, these newer customers represent less revenue per customer than with the majority of our existing customers.

During the third quarter of 2005, the Government of the Province of Buenos Aires, IMPSAT Argentina’s largest individual customer, announced that it would not renew its contract upon the scheduled termination of the contract in 2006. The contract, the renewal of which was subject to a public bidding process and was awarded to certain competitors of the Company, accounts for approximately $401,000.00 in monthly revenues during 2005. The Company anticipates that it will continue to provide services to the Government of the Province of Buenos Aires through the first three quarters of 2006 at a reduced level as the customer integrates its telecommunications infrastructure with its new contract providers.

The following table shows, by operating subsidiary, our revenues from services and total revenues (in each case, including intercompany transactions) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2005	% change(1)	2004	2005	% change(1)
	(dollar amounts in thousands)
IMPSAT Argentina
Services	$15,693	$19,532	24.5%	$47,463	$56,275	18.6%
Sale of equipment	522	12	(97.7)	639	40	(93.7)

Total	$16,215	$19,544	20.5	$48,102	$56,315	17.1

IMPSAT Colombia
Services	$14,235	$16,125	13.3	$42,207	$44,335	5.0
Sale of equipment	7	53	657.1	43	92	114.0

Total	$14,242	$16,178	13.6	$42,250	$44,427	5.2

IMPSAT Brazil
Services	$8,281	$12,379	49.5	$23,332	$33,734	44.6
Sale of equipment	—	—	—	51	—	(100.0)

Total	$8,281	$12,379	49.5	$23,383	$33,734	44.3

IMPSAT Venezuela
Services	$8,227	$6,898	(16.2)	$24,534	$23,110	(5.8)
Sale of equipment	12	7	(41.7)	42	82	95.2

Total	$8,239	$6,905	(16.2)	$24,576	$23,192	(5.6)

IMPSAT Ecuador
Services	$4,407	$5,033	14.2	$12,959	$14,771	14.0
Sale of equipment	182	353	94.0	191	354	85.3

Total	$4,589	$5,386	17.4	$13,150	$15,125	15.0

IMPSAT Chile
Services	$1,682	$2,202	30.9	$5,494	$6,356	15.7

Total	$1,682	$2,202	30.9	$5,494	$6,356	15.7

IMPSAT Peru
Services	$3,824	$3,857	0.9	$10,678	$11,489	7.6

Total	$3,824	$3,857	0.9	$10,678	$11,489	7.6

IMPSAT USA
Services	$6,954	$6,776	(2.6)	$20,860	$20,099	(3.6)
Sale of equipment	—	7	100.0	—	66	100.0

Total	$6,954	$6,783	(2.5)	$20,860	$20,165	(3.3)

International Satellite Capacity Holding, Ltd.(2)
Services	$2,724	$2,461	(9.7)	$8,344	$7,356	(11.8)

Total	$2,724	$2,461	(9.7)	$8,344	$7,356	(11.8)

Other
Services	$280	—	(100.0)	$747	—	(100.0)

Total	$280	—	(100.0)	$747	—	(100.0)

(1)	Percentage increase (decrease) in relevant period in 2005 compared to corresponding period in 2004.
(2)	This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries.

Our net revenues from services at IMPSAT Argentina for the three and nine months ended September 30, 2005 totaled $19.5 million and $56.3 million, respectively, an increase of $3.8 million (or 24.5%) and of $8.8 million (or 18.6%) compared to the corresponding periods in 2004. Argentina is our largest market in terms of number of customers and revenues. The Argentine economy has grown during 2004 and the first nine months of 2005 after an extended period of economic difficulties and contraction that included the default by the Argentine government at the end of 2001 of its external public debt and the devaluation of the peso. Nonetheless, Argentina continues to experience a lack of access to international capital markets and has recently experienced higher levels of inflation than in prior periods. A decline in political and economic conditions in Argentina, our largest country of operation, could materially affect our financial condition and results of operations.

IMPSAT Brazil’s revenues from services for the three and nine months ended September 30, 2005 totaled $12.4 million and $33.7 million, an increase of $4.1 million (or 49.5%) and $10.4 million (or 44.6%) compared to the corresponding periods in 2004. IMPSAT Brazil’s results were positively affected by the appreciation of the real against the U.S. dollar over those periods. In local currency terms, IMPSAT Brazil’s net revenues for the three and nine months ended September 30, 2005 increased by 16.8% and 19.9%, respectively, compared to the corresponding periods in 2004. However, any future devaluations of the real or contraction of the Brazilian economy would have an adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations. Presidential elections are scheduled in Brazil for October 2006, and political uncertainty surrounding such elections could adversely affect investor sentiment in Brazil, which in turn could result in a devaluation of the real.

IMPSAT Colombia recorded revenues from services of $16.1 million and $44.3 million during the three and nine months ended September 30, 2005, compared to $14.2 million and $42.2 million for the same periods in 2004. The increase in revenues at IMPSAT Colombia is attributable in part to an improvement in the retention of customers upon the completion of the term of their contracts and an increase in recorded revenues from intercompany operations. Revenues from services at IMPSAT Venezuela equaled $6.9 million and $23.1 million for the three and nine months ended September 30, 2005, compared to $8.2 million and $24.5 million for the same periods in 2004. The decrease is due principally to a decrease in recorded revenues from certain intercompany contracts. IMPSAT USA recorded total net revenues from services of $6.8 million and $20.1 million for the three and nine months ended September 30, 2005, compared to $7.0 million and $20.9 million for the corresponding periods in 2004.

Direct Costs. Our direct costs for the three and nine months ended September 30, 2005 totaled $32.8 million and $95.4 million, an increase of $4.5 million (or 16.0%) and $16.3 million (or 20.6%) compared to the same periods in 2004. Of our total direct costs for the three and nine months ended September 30, 2005, $10.5 million and $31.4 million related to the operations of IMPSAT Argentina, compared to $9.2 million and $25.0 million for the corresponding periods in 2004. Direct costs for IMPSAT Brazil totaled $6.3 million and $17.0 million for the three and nine months ended September 30, 2005, compared to $4.3 million and $11.5 million for the same periods in 2004. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions.

(1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the three and nine months ended September 30, 2005, our contracted services costs totaled $6.6 million and $17.9 million, an increase of $1.2 million (or 23.1%) and $3.1 million (or 21.2%) compared to the same periods in 2004. Of these amounts, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $3.8 million and $10.6 million for the three and nine months ended September 30, 2005, compared to $3.4 million and $9.8 million for the same periods in 2004. Installation costs totaled $2.8 million and $7.3 million for the three and nine months ended September 30, 2005, compared to $2.0 million and $5.0 million during the corresponding periods in 2004. Our installation costs increased because we had more new customers in the nine months ended September 30, 2005, compared to the same period in 2004. Of our total contracted services costs for the three and nine months ended September 30, 2005, $2.3 million and $6.7 million related to the operations of IMPSAT Argentina, compared to $1.8 million and $5.0 million at IMPSAT Argentina for the same periods in 2004.

(2) Other Direct Costs. Other direct costs principally include licenses and other fees, sales commissions paid to our salaried sales staff and to third-party sales representatives, and our provision for doubtful accounts and expenses related to the maintenance and operations of the telecommunications nodes utilized to support telecommunication services provided to our customers. We recorded other direct costs of $7.0 million and $21.0 million during the three and nine months ended September 30, 2005, an increase of $1.7 million (or 31.3%) and $6.1 million (or 41.0%) compared to the same periods in 2004.

Sales commissions paid to our salaried sales force and third-party sales representatives for the three and nine months ended September 30, 2005 totaled $2.1 million and $5.5 million, compared to $2.0 million and $5.9 million for the corresponding periods in 2004. Of these amounts, in the respective periods in 2005, $1.3 million and $3.6 million related to IMPSAT Argentina.

We recorded net reversals of provisions for doubtful accounts of $0.6 million and $0.4 million, respectively, for the three and nine months ended September 30, 2005, compared to net reversals of provisions for doubtful accounts of $1.0 million and $3.1 million for the same periods in 2004. The net reversal of $3.1 million for the first nine months of 2004 related principally to our settlement of certain disputes with Global Crossing in the first quarter of 2004 and the payment by Global Crossing in that quarter of $1.4 million, which was applied against outstanding receivables that had been disputed by Global Crossing and for which we had reserved 100% of contractual amounts due.

Our expenses related to the maintenance and operations of our telecommunications nodes totaled $2.1 million and $5.9 million, respectively, for the three and nine months ended September 30, 2005, an increase of $0.7 million (or 50%) and $1.6 million (or 37.2%) from the same periods in 2004. The increase in such node-related expenses resulted primarily from required increases in node capacity proportionately relative to the increase in services provided, higher volumes and prices for energy required for our nodes relative to expansion of our data center and other services, and the appreciation of the Brazilian real and Colombian peso.

(3) Leased Capacity. Our leased capacity costs for the three and nine months ended September 30, 2005 totaled $18.8 million and $55.9 million, an increase of $1.8 million (or 10.6%) and $7.3 million (or 14.9%) from the corresponding periods in 2004. This increase also reflects an overall growth in costs for interconnection and telephony termination costs and frequency rights (which are components of our leased capacity costs), as described below.

Our leased satellite capacity costs for the three and nine months ended September 30, 2005 totaled $5.7 million and $17.3 million, a decrease of $0.2 million (or 4.1%) and $0.4 million (or 2.4%) compared to the corresponding periods in 2004. In Argentina, our leased satellite capacity costs totaled $1.8 million and $5.5 million for the three and nine months ended September 30, 2005, as compared to $1.8 million and $5.5 million for the same periods in 2004. Our leased satellite capacity costs for IMPSAT Brazil totaled $0.6 million and $2.0 million for the three and nine months ended September 30, 2005, as compared to $0.7 million and $2.1 million for the same periods in 2004. The overall reduction in our leased satellite capacity costs was principally due to our favorable renegotiation of, reduction of capacity, and settlement of disputes relating to certain of our satellite capacity agreements. We had approximately 705 MHz of leased satellite capacity at September 30, 2005 and 722 MHz at September 30, 2004.

Our costs for dedicated leased capacity on third-party fiber optic networks totaled $9.2 million and $26.1 million for the three and nine months ended September 30, 2005, respectively, an increase of $1.9 million (or 25.5%) and $5.0 million (or 23.5%) as compared to the same periods in 2004. The increase in these costs is attributable in part to growth in services provided and to our customer base, as well as to the appreciation of the Colombian peso and the Brazilian real. As we expand our services to existing clients and provide services to new clients, we are required to lease additional capacity to provide increased telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services. In addition, as a result of our having reached full capacity on international underseas cable IRUs that we purchased in prior years, we have been required to lease additional international fiber optic capacity in order to meet the international telecommunications needs of our clients. Our customers are increasingly expressing a desire for fiber optic telecommunications, which has resulted in an increase in leased fiber optic capacity costs and a decrease in leased satellite capacity costs described above.

In connection with our domestic and international long distance telephony services, we incur costs for interconnection and telephony termination (“I&T”). Our I&T costs totaled $3.3 million and $10.4 million during the three and nine months ended September 30, 2005. This compares to $3.1 million and $8.1 million of I&T costs during the three and nine months ended September 30, 2004. Our I&T costs increased during the three and nine months ended September 30, 2005 compared to the same periods in 2004 as a result of the increase in our telephony services, offset in part by a positive adjustment of $0.4 million in the amounts paid to other telecommunications carriers in Argentina as a result of our negotiation of the CER payable by us for the period between the third quarter of 2004 to the third quarter of 2005 in respect of telephone calls terminated on those carriers’ systems.

(4) Cost of Equipment Sold. In the three and nine months ended September 30, 2005, we incurred costs of equipment sold of $0.4 million and $0.6 million, compared to $0.6 million and $0.7 million for the same periods in 2004.

Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2005 totaled $12.1 million and $37.3 million, an increase of $0.1 million (or 1.2%) and $1.4 million (or 3.9%), from the same periods in 2004. The increase was primarily related to the appreciation of the Colombian peso and Brazilian real in comparison to the same periods in the previous year.

We reduced the aggregate number of our employees from 1,279 at September 30, 2004 to 1,241 at September 30, 2005. IMPSAT Argentina incurred salaries and wages for the three and nine months ended September 30, 2005, of $3.1 million and $9.4 million, an increase of $0.2 million (or 6.6%) and

$0.6 million (or 6.5%) compared to the same periods in 2004. IMPSAT Argentina had 453 employees at September 30, 2005, compared to 466 employees at September 30, 2004. The increase in salaries and wages, despite the decrease in the number of employees, resulted from higher payroll taxes. IMPSAT Brazil incurred salaries and wages for the three and nine months ended September 30, 2005 of $2.5 million and $7.4 million, an increase of $0.3 million (or 15.7%) and $1.1 million (or 17.7%) over the same periods in 2004. IMPSAT Brazil increased its number of employees to 198 persons at September 30, 2005, compared to 193 persons at September 30, 2004.

Selling, General and Administrative Expenses. We incurred SG&A expenses of $5.8 million and $16.9 million for the three and nine months ended September 30, 2005, a decrease of $0.5 million (or 7.8%) and $0.8 million (or 4.6%) compared to the same periods in 2004. SG&A expenses at IMPSAT Argentina for the three and nine months ended September 30, 2005 totaled $1.6 million and $4.9 million, a decrease of $0.3 million (or 16.0%) and $0.5 million (or 8.7%), compared to the same periods in 2004. The decreases experienced were primarily due to savings in advisory fees, office equipment rental and computer hardware maintenance.

Depreciation and Amortization. Our depreciation and amortization expenses for the three and nine months ended September 30, 2005 totaled $14.0 million and $40.4 million. This represents an increase of $2.4 million (or 21.2%) and $8.1 million (or 25.1%) compared to our depreciation and amortization for the corresponding periods in 2004. The increase in depreciation and amortization expenses is due to an increase in the Company’s depreciable fixed asset base as a result of increased capital expenditures. During the twelve-month period between September 30, 2004 and September 30, 2005, we made purchases of property, plant and equipment totaling $37.6 million. Such additional equipment, which comprises principally customer premises and other central telecommunications equipment, is depreciated over a shorter period of time than other components of our property, plant and equipment and results in higher depreciation charges in the current periods.

Interest Expense, Net. Our net interest expense for the three months ended September 30, 2005 totaled $7.1 million, consisting of interest expense of $7.4 million and interest income of $0.3 million. Our net interest expense for the nine months ended September 30, 2005 totaled $21.2 million, consisting of interest expense of $22.1 million and interest income of $0.9 million. Net interest expense for the three and nine months ended September 30, 2004 totaled $5.2 million and $14.8 million, respectively. The increase in our net interest expense is due in part to the increase in the rate of interest on subsidiary indebtedness totaling $113.2 million in outstanding principal amount as of September 30, 2005 and to increased withholding taxes on such subsidiary indebtedness. Commencing on March 26, 2005, the effective interest rate on such indebtedness increased from 6% per annum (based on the U.S. GAAP treatment of contractual accretion of the principal amount of such indebtedness between the effective date of our restructuring in 2003 and March 25, 2005), to 10% per annum. In connection with the amendment of $107.3 million in outstanding principal amount of this indebtedness in July 2005 as described in greater detail under “Liquidity and Capital Resources” below, the interest rate on such indebtedness was further increased to 12% per annum. Our indebtedness as of September 30, 2005 totaled $247.7 million, as compared to $271.6 million as of September 30, 2004. On July 29, 2005, we entered into amendments with respect to $125.6 million of such subsidiary indebtedness outstanding as of June 30, 2005. See “Liquidity and Capital Resources” for more information on the terms of those amendments.

Net Gain (Loss) on Foreign Exchange. We recorded net gains on foreign exchange for the three and nine months ended September 30, 2005 of $4.4 million and $15.6 million, compared to net gain on foreign exchange of $7.2 million and net loss on foreign exchange of $2.8 million for the same periods in 2004. These net gains on foreign exchange reflect principally the effect of the appreciation during the three and nine months ended September 30, 2005 of the Brazilian real on the book value of our monetary assets and liabilities in Brazil, as compared to the effect of the devaluation of that currency against U.S. dollar during the three and nine months ended September 30, 2004.

IMPSAT Argentina recorded a net losses on foreign exchange for the three and nine months ended September 30, 2005 of $0.01 million and $0.2 million, compared to net losses of $0.5 million and $1.1 million for the same periods in 2004. IMPSAT Brazil recorded a net gain on foreign exchange for the three and nine months ended September 30, 2005 of $5.3 million and $16.9 million, compared to net gains of $8.2 million and $1.0 million for the same periods in 2004.

Other Income (Loss), Net. We recorded other expense, net, of $1.4 million and $6.7 million for the three and nine months ended September 30, 2005, compared to other income, net, of $0.1 million and $1.4 million for the same periods of 2004. For the three and nine months ended September 30, 2005, $0.3 million and $4.0 million of other expense, net related to legal and financial expenses incurred in connection with the amendment and modification of certain of our subsidiary indebtedness which became effective on July 29, 2005, as described below under “Liquidity and Capital Resources.”

Provision for Foreign Income Taxes. For the three and nine months ended September 30, 2005, we recorded a provision for foreign income taxes of $1.8 million and $4.8 million, compared to a provision of $1.1 million and $3.0 million for the same periods in 2004.

Net Income (Loss). For the three and nine months ended September 30, 2005, we recorded net losses of $5.2 million and $20.4 million, compared to net income of $0.7 million and net loss of $15.8 million for the same periods in 2004.

Liquidity and Capital Resources

At September 30, 2005, we had total cash and cash equivalents of $19.8 million. This compares to our cash and cash equivalents of $57.1 million at September 30, 2004, $63.7 million as of December 31, 2004 and $41.8 million at June 30, 2005.

As of September 30, 2005, approximately $7.9 million of our cash and cash equivalents were held in Venezuelan bolivars by IMPSAT Venezuela, compared to $3.7 million at June 30, 2005 (in each case, based on the official exchange rate at that date of Bs. 2,150 = $1.00). Foreign exchange controls instituted in Venezuela since February 2003 severely limit our ability to repatriate these amounts and any other earnings from our Venezuelan operations. More recently, IMPSAT Venezuela has experienced significant delays in obtaining the required approvals from Venezuela’s Commission of Currency Administration (known as CADIVI) for the purchase of U.S. dollars with Venezuelan bolivars in order to make payment of its foreign currency denominated obligations (including intercompany obligations). As a result, we are unable to predict when these final approvals will be obtained. Future devaluations of the Venezuelan bolivar and/or the implementation of more stringent exchange control restrictions in that country could have a material adverse effect on the recorded U.S. dollar value or our cash and cash equivalents held by Impsat Venezuela and would result in a loss in future periods in our condensed consolidated statement of operations.

At September 30, 2005, our total indebtedness was $247.7 million (as compared to $271.6 million at September 30, 2004), of which $1.6 million represented short-term debt, $16.7 million represented current portion of long-term debt and $229.4 million represented long-term debt.

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

On July 29, 2005, we entered into a series of amendments relating to $125.6 million of our vendor indebtedness which was held by affiliates of certain members of our board of directors. Prior to the amendments, such indebtedness was required to be paid in eight remaining semi-annual principal installments aggregating $15.7 million between September 2005 and March 2009. Pursuant to such amendments, we made an initial principal repayment of $18.3 million and modified the terms of the agreements to provide that the remaining outstanding principal amounts ($38.9 million owed by IMPSAT Argentina and $68.4 million owed by IMPSAT Brazil) will be repaid in the aggregate amounts of $5 million in 2006, $20 million in 2007, $25 million in 2008 and $57.3 million in March 2009. The amended indebtedness will bear interest at a rate of 12% per annum, payable semi-annually in arrears, as compared to 10% per annum for the period prior to the effectiveness of the amendments. The parties also agreed to amendments to the financial covenants in the agreements to reflect current financial and operating conditions. The amended indebtedness will be subject to optional prepayment by IMPSAT at a cost of 101% until July 29, 2006 and at par thereafter. Subject to certain terms and conditions, IMPSAT and the lenders of the amended indebtedness each have an option to further amend the agreements governing such indebtedness to provide that the Company will be the primary obligor, and each of IMPSAT Argentina and IMPSAT Brazil will guarantee the agreement under which it is currently the primary obligor with such guarantees to be secured by the same collateral as is securing the existing agreements. The terms and conditions of the amendments were negotiated, and approved, by a special committee of the Company’s board of directors that was formed to explore recapitalization alternatives.

In its audit report in the Company’s consolidated financial statements for the year ended December 31, 2004, Deloitte & Touche LLP, the Company’s independent registered public accounting firm, included a paragraph that noted that the Company’s potential inability to meet certain of its debt covenants, and the amount of its debt obligations coming due in 2005 and thereafter, raised substantial doubt as to our ability to continue as a going concern. The Company’s financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result if we were forced to discontinue operations. For additional information, see Note 2 to our condensed consolidated financial statements.

As set forth in our condensed consolidated statement of cash flows, our operating activities provided $19.4 million in net cash flows for both the nine months ended September 30, 2005 and 2004.

For the nine months ended September 30, 2005, we used $24.8 million in net cash flows from investing activities, compared to $21.9 million during the corresponding period in 2004. This change was principally due to a decrease in proceeds from the sale of investment as compared to the prior period.

During the nine months ended September 30, 2005, we used $38.2 million in net cash flows from financing activities, as compared to $1.3 million in net cash flows used in financing activities during the corresponding period in 2004, such amounts representing the repayment of the current maturities of long-term debt totaling $36.9 million. We do not have any significant commitments for additional indebtedness, including in connection with our planned and committed capital expenditures described in the following paragraph.

At September 30, 2005, we had leased satellite capacity with average annual rental commitments of approximately $16.2 million through the year 2009 under non-cancelable agreements. The Company has entered into contracts for the purchase of satellite capacity for approximately $15.0 million through 2015. In addition, at September 30, 2005, we currently anticipate additional purchases of telecommunications equipment in excess of $40.0 million for the remainder of 2005 and 2006. Of this amount, at the end of the third quarter of 2005 we had commitments to purchase telecommunications equipment amounting to approximately $3.8 million. Furthermore, we have leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate. We have committed to long term contracts for the purchase of terrestrial links from third parties in Argentina, Colombia, Venezuela and the United States for approximately $3.1 million per year through 2008. The remainder of the leases are typically under one-year contracts, the early cancellation of which is subject to a fee.

The following table sets forth due dates of our contractual obligations as of September 30, 2005:

Type of Obligations	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Short-term debt	$1,000	$623					$1,623
Long-term debt	$8,077	$8,995	$29,222	$36,418	$58,097	$102,731	$243,540
Capital lease obligations		$176	$812	$786	$653	$106	$2,533
Operating leases(1)	$6,608	$23,447	$14,993	$10,484	$7,100	$2,201	$64,833
Purchase obligations	$3,813						$3,813

Total contractual cash obligations	$19,498	$33,241	$45,027	$47,688	$65,850	$105,038	$316,342

(1)	This includes commitments for satellite capacity and terrestrial links.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The sections below highlight our exposure to interest rate and foreign exchange rate risks. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at September 30, 2005 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during year 2005. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. At September 30, 2005, our total floating rate indebtedness aggregated $41.1 million, of which $12.6 million was denominated in U.S. dollars and accrued interest at specified spreads over the London Interbank Offered Rate (LIBOR) and $28.5 million was denominated in local currencies of our operating subsidiaries and accrued interest at variable rates tied to local interest rates and inflation indices. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of September 30, 2005, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would affect our annual interest cost related to our floating rate indebtedness by approximately $0.1 million annually. The fair value of financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of September 30, 2005.

	Expected Maturities at September 30,
	2005	2006	2007	2008	2009	Thereafter	Total
Senior Notes (fixed rate)	$8	$6,694	$21,690	$26,690	$58,146	$92,903	$206,131
Avg. interest rate	9.24%	9.16%	7.84%	8.30%	6.00%	6.00%
Term Notes (fixed rate)	$47	$138	$126	$100	$16		$427
Avg. interest rate	13.05%	13.10%	13.15%	13.30%	13.30%
Term Notes (variable rate)	$1,340	$2,459	$8,218	$10,414	$587	$9,935	$32,953
Avg. interest rate	12.22%	11.79%	11.82%	12.55%	12.53%	12.61%
Vendor Financing (variable rate)	$7,682	$503					$8,185
Avg. interest rate	7.75%	8.90%

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

During January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso, and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at September 30, 2005 was pesos 2.91 = $1.00. Devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. During the remainder of 2005, our consolidated results could be impacted from transaction gains or losses on our dollar-denominated monetary assets and liabilities. Potential balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings.

Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that were mandatorily converted to pesos under the “pesification” decree may be adjusted pursuant to an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate completely the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currencies and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to any other consumer or other price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate and inflation risks. At September 30, 2005, the real traded at a rate of R2.22 = $1.00.

As discussed above, in response to political and economic turmoil currently affecting Venezuela, the Venezuelan government imposed foreign exchange and price controls during 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls could also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls. The Venezuelan government further devalued its currency to Bs. 1,920 = $1.00 in February 2004, and Bs. 2,150 = $1.00 on March 5, 2005. In the majority of cases, we have agreed to receive bolivars at the official rate in payment for our services in lieu of U.S. dollars. As a result, our holdings of bolivars at September 30, 2005 totaled Bs.19.3 billion (or $7.9 million at the official exchange rate at such date). The decline in the U.S. dollar value of our cash and cash equivalents denominated in bolivars as a result of the devaluation of the bolivar will result in a loss in our consolidated financial statements.

Net revenues from services from our Argentine operations for the three months ended September 30, 2005 and 2004 represented approximately 30.1% and 27.6% of our total net revenues from services for such periods. Net revenues from services from our Brazilian operations for the three months ended September 30, 2005 and 2004 represented approximately 19.1% and 14.6% of our total net revenues from services for such periods. Our net revenues from services in Venezuela accounted for 10.6% and 14.5% of our total revenues from services for the three months ended September 30, 2005 and 2004, respectively.

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

Item 4. Submission of Matters to a Vote of Security-Holders

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Index:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (filed on March 26, 2003 as Exhibit No. 2.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

3.2	Restated Bylaws of the Company (filed on March 26, 2003 as Exhibit No. 2.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

4.1	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 – Series A, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.2	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011 – Series B, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.2 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.3	Disclosure Statement Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.4	Plan of Reorganization of the Company Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.5	Order Confirming the Company’s Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated December 16, 2002 (filed on December 19, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.6	Registration Rights Agreement among the Company, IMPSAT Argentina and the security-holders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 4.6 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.7	Specimen Common Stock Certificate (filed on March 26, 2003 as Exhibit No. 2.6 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

4.8	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated as of March 25, 2003 (including form of Warrant) (filed on April 15, 2003 as Exhibit 4.8 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

9.1	2003 Stock Incentive Plan (filed on April 15, 2003 as Exhibit 9.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

10.1	Employment Agreement between Ricardo A. Verdaguer and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.5 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference).

10.2	Employment Agreement between Hector R. Alonso and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.6 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference).

10.3	Letter Agreement between Marcelo Girotti and the Company dated March 25, 2003 (filed on August 14, 2003 as Exhibit 10.7 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreements were not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.4: Letter Agreement between Mariano Torre Gomez and the Company dated March 25, 2003; Letter Agreement between Matias Heinrich and the Company dated March 25, 2003; Letter Agreement between Alexander Rivelis and the Company dated March 25, 2003.

10.4	Second Amended and Restated Financing Agreement among IMPSAT Argentina, Morgan Stanley Senior Funding, Inc., and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, dated as of July 29, 2005 (filed herewith).

10.5	Second Amended and Restated Financing Agreement among IMPSAT Brazil, Morgan Stanley Senior Funding, Inc., and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, dated as of July 29, 2005 (filed herewith).

21.1	List of subsidiaries of the registrants (incorporated by reference to the “Business — General” section of the Company’s 2003 Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: November 14, 2005

PART I

FINANCIAL INFORMATION

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND SEPTEMBER 30, 2005

(In thousands of U.S. Dollars, except per share amounts)

( Unaudited )

	December 31, 2004	September 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,655	$19,794
Trade accounts receivable, net	29,363	36,586
Other receivables	12,865	11,941
Prepaid expenses	3,008	4,267

Total current assets	108,891	72,588

PROPERTY, PLANT AND EQUIPMENT, Net	317,310	321,820

OTHER NON-CURRENT ASSETS	17,706	17,902

TOTAL	$443,907	$412,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable- trade	$36,485	$45,385
Short- term debt	2,656	1,623
Current portion of long-term debt	45,092	16,727
Accrued and other liabilities	31,217	42,678

Total current liabilities	115,450	106,413
LONG-TERM DEBT, Net	233,335	229,346
OTHER LONG-TERM LIABILITIES	16,109	16,602

Total liabilities	364,894	352,361

COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares outstanding as of December 31, 2004 and September 30, 2005	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,116,100 shares issued and outstanding (including 100,000 and 50,000 restricted shares held in the 2003 Stock Incentive Plan as of December 31, 2004 and September 30, 2005, respectively)	101	101
Additional paid in capital	90,542	90,542
Accumulated deficit	(4,742)	(25,096)
Deferred stock-based compensation	(880)	(440)
Accumulated other comprehensive loss	(6,008)	(5,158)

Total stockholders’ equity	79,013	59,949

TOTAL	$443,907	$412,310

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
NET REVENUES:
Broadband and satellite	$40,577	$44,172	$120,156	$128,037
Internet	6,542	7,873	19,242	22,200
Value added services	4,270	6,351	12,306	17,147
Telephony	5,479	6,579	15,527	18,720
Sales of equipment	722	433	964	634

Total net revenues	57,590	65,408	168,195	186,738

COSTS AND EXPENSES:
Direct costs:
Contracted services	5,364	6,601	14,756	17,887
Other direct costs	5,343	7,014	14,862	20,957
Leased capacity	16,960	18,763	48,695	55,948
Cost of equipment sold	571	375	747	572

Total direct costs	28,238	32,753	79,060	95,364
Salaries and wages	11,961	12,100	35,941	37,347
Selling, general and administrative	6,254	5,766	17,719	16,903
Gain on extinguishment of debt	(115)		(115)
Depreciation and amortization	11,525	13,963	32,246	40,355

Total costs and expenses	57,863	64,582	164,851	189,969

Operating (loss) income	(273)	826	3,344	(3,231)

OTHER INCOME (EXPENSE):
Interest income	262	250	870	852
Interest expense	(5,429)	(7,372)	(15,635)	(22,093)
Net gain (loss) on foreign exchange	7,159	4,362	(2,751)	15,632
Other income (expense), net	64	(1,386)	1,353	(6,737)

Total other (expense) income	2,056	(4,146)	(16,163)	(12,346)

Income (loss) before income taxes	1,783	(3,320)	(12,819)	(15,577)
Provision for foreign income taxes	(1,108)	(1,843)	(2,989)	(4,777)

NET INCOME (LOSS)	$675	$(5,163)	$(15,808)	$(20,354)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC AND DILUTED	$0.07	$(0.51)	$(1.58)	$(2.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC AND DILUTED	10,011	10,066	9,987	10,049

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
NET INCOME (LOSS)	$675	$(5,163)	$(15,808)	$(20,354)

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(1,679)	331	(922)	850
Unrealized gain on investments available for sale			122
Reclassification adjustment for gains included in net income			(1,854)

TOTAL	(1,679)	331	(2.654)	850

COMPREHENSIVE LOSS	$(1,004)	$(4,832)	$(18,462)	$(19,504)

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands of U.S. Dollars)

(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Deferred Stock- Based Compensation	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2004	10,116,100	$101	$90,542	$(4,742)	$(880)	$(6,008)	$79,013
Recognition of deferred compensation					440		440
Foreign currency translation adjustment						850	850
Net loss for the period				(20,354)			(20,354)

BALANCE AT September 30, 2005	10,116,100	$101	$90,542	$(25,096)	$(440)	$(5,158)	$59,949

See notes to condensed consolidated financial statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

(In thousands of U.S. Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,808)	$(20,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	32,246	40,355
Gain on extinguishment of debt	(115)
Stock-based compensation	440	440
Issuance of stock options to stockholder	141
Deferred income tax provision	1,366	1,516
Reversal of allowance for doubtful accounts	(3,073)	(364)
Paid-in-kind interest on Senior Notes	10,196	3,369
Net loss (gain) on foreign exchange	2,751	(15,632)
Net gain on sale of investments	(1,854)
Net loss (gain) on disposals of property, plant and equipment	1,308	(706)
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	2,480	(5,845)
Increase in prepaid expenses	(1,369)	(1,209)
(Increase) decrease in other receivables and other non-current assets	(3,299)	7,132
(Decrease) increase in accounts payable — trade	(3,754)	6,860
(Decrease) increase in accrued and other liabilities	(5,627)	4,797
Increase (decrease) in other long-term liabilities	3,394	(1,000)

Net cash provided by operating activities	19,423	19,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in trading investments	2,474
Purchases of property, plant and equipment	(26,522)	(24,790)
Proceeds from sale of property, plant and equipment	193
Proceeds from the sale of investment available for sale	1,995

Net cash used in investing activities	(21,860)	(24,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from (repayment of) short-term debt	174	(1,419)
Proceeds from long-term debt	2,211	1,990
Repayments of long-term debt	(3,661)	(38,771)

Net cash used in financing activities	(1,276)	(38,200)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(707)	(230)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,420)	(43,861)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	61,498	63,655

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$57,078	$19,794

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,606	$12,697

Foreign income taxes paid	$3,494	$3,240

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain in investment available for sale.	$122

Issuance of common stock upon conversion of Series A Notes.	$99

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

2. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Holding Company successfully emerged from bankruptcy on March 25, 2003 with an approved reorganization plan (the “Plan”). Prior to emergence, the Company had incurred substantial net losses and had both working capital and stockholders’ deficiencies. Emerging from bankruptcy gives the Company a chance to become successful in its future operations. As a result, the Company has generated cash flows from operations of $19.4 million and $19.4 million, respectively, for the nine months ended September 30, 2004 and 2005 and has incurred net losses of $15.8 million and $20.4 million respectively. As of September 30, 2005, the Company has cash and cash equivalents of $19.8 million, which includes approximately $7.9 million denominated in Venezuelan bolivars (see Note 3) and a working capital deficiency of approximately $33.8 million.

A significant portion of the Company’s debt coming due in 2005 and thereafter is held by affiliates of certain members of the Company’s board of directors. Accordingly, a special committee of the Company’s board of directors was formed at the end of 2004 to explore recapitalization alternatives. On July 29, 2005, as discussed in Note 7, the Company entered into a series of amendments relating to such senior secured indebtedness, pursuant to which the Company made a principal payment of $18.3 million and modified the amortization schedule for such indebtedness, along with other terms. In addition, as also discussed in Note 7, the Company continues to be in default on approximately $7.6 million of vendor financing indebtedness. Based on its current business plan, however, the Company believes that it will generate sufficient internally-generated funds to meet its maturing obligations in the future. These can be no assurance, however that the Company’s business plan will be accomplished and will generate sufficient cash flows to meet the Company’s cash flow and working capital needs. In order to achieve its longer term growth and operational goals, the Company will require additional financing. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Interim Financial Information — The unaudited condensed consolidated financial statements as of September 30, 2005 and for the three and nine months then ended have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the year ended December 31, 2004. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such periods. The operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the remainder of calendar year 2005 or for any future period.

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

Currency Risks — During February 2003, the Venezuelan government imposed exchange rate controls, fixing the bolivar’s value to the U.S. dollar at 1,600 bolivars to the U.S. dollar. During February 2004 and March 2005, the Venezuelan government further devalued the bolivar and fixed the bolivar’s value to the U.S. dollar at 1,920 and 2,150, respectively. These exchange controls limit the Company’s ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. As of September 30, 2005, approximately $9.0 million of the Company’s cash and cash equivalents were held in Venezuela ($7.9 million in local currency, translated into U.S. dollars at the fixed exchange rate imposed by the Venezuelan government).

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

No single customer accounted for greater than 10% of total net revenues for the three and nine months ended September 30, 2004 and 2005.

Non-Monetary Transactions – The Company may exchange capacity on its broadband network for capacity from other carriers through the exchange of IRUs. These transactions are accounted for in accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, where an exchange of similar IRUs is recorded at a historical carryover basis with no revenue or any gain or loss being recorded.

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

Property, Plant and Equipment — Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements...	10-25 years
Operating communications equipment	5-10 years
Network infrastructure (including rights of way)	10-20 years
IRU investments	15 years
Furniture, fixtures and other equipment	2-10 years

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

Long-Lived Assets – Long-lived assets are reviewed on an ongoing basis for impairment based on a comparison of carrying values to the related undiscounted future cash flows. If the carrying amounts exceed such cash flows, identifying a possible impairment, the asset carrying amounts are adjusted to fair value.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation costs been recognized based on the fair value at the date of grant for options, the pro-forma amounts of the Company’s net income (loss) and net income (loss) per common share for the three and nine months ended September 30, 2004 and 2005 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income (loss):
As reported	$675	$(5,163)	$(15,808)	$(20,354)
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(185)	(174)	(527)	(523)

Pro forma	$490	$(5,337)	$(16,335)	$(20,877)

Net income (loss) per common share:
Basic and Diluted:
As reported	$0.07	$(0.51)	$(1.58)	$(2.03)
Pro forma	0.05	(0.53)	(1.64)	(2.08)

For purposes of the pro forma disclosures, the fair value of the options granted in 2003 was estimated using the minimum value method prescribed by SFAS No. 123, as the Company’s new common stock had not traded between the date of emergence and the date of the granting of the options. The assumptions used by the Company were as follows: no dividend yield; no volatility; risk-free interest rate of 3%; and an expected term of seven years. For purposes of the pro-forma disclosures, the fair value of the options granted in 2004 was estimated using the Black-Scholes option pricing model. The assumptions used by the Company were as follows: no dividend yield; volatility of 39%; risk-free interest rate of 3.75%; and an expected term of eight years. No stock options were granted during the nine months ended September 30, 2005. No stock-based compensation to employees from stock options is reflected in the accompanying condensed consolidated statements of operations because all the options granted had an exercise price greater than the market value of the underlying common stock on the date of grant.

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

Fair Value of Financial Instruments — As of December 31, 2004 and September 30, 2005, the Company’s financial instruments include receivables, payables and short and long-term debt. The Company’s Series A, Series B and Senior Secured Notes were valued using available market information and interest rates. The fair value of receivables and payables is equal to their carrying value due to their short term.

At December 31, 2004 and September 30, 2005, the fair value of the Company’s financial instruments was as follows:

	2004	2005
Series A 6% Senior Guaranted Notes	$42,282	$33,257
Series B 6% Senior Guaranted Notes	$24,104	$7,418
Senior Secured Notes (10% and 12%)	$118,823	$91,711

The fair values of all other financial instruments, which approximate their carrying value, have been estimated by management using available market information and interest rates as of December 31, 2004 and September 30, 2005.

Net Income (Loss) Per Common Share — Basic income (loss) per share is computed based on the average number of common shares outstanding and diluted income (loss) per share is computed based on the average number of common and potential common shares outstanding using the treasury stock method. The calculation of diluted income (loss) per share was the same as the calculation of basic income (loss) per share for the three and nine months ended September 30, 2004 and 2005, since the inclusion of potential common stock in the computation would be antidilutive.

Antidilutive securities not included in diluted earnings per common share computation are as follows:

	September 30,
	2004	2005
Stock Options	2,028,000	2,028,000

Exercise Price	$6.17 to $15.00	$6.17 to $15.00

Warrants	3,257,000	3,257,000

Exercise Price	$15.00	$15.00

Series A and B Notes	6,105,000	6,071,000

Conversion Price	$13.76 and $21.10	$13.56 and $20.78

Shares of restricted stock	100,000	50,000

4. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, by operating subsidiaries, at December 31, 2004 and September 30, 2005, are summarized as follows:

	December 31, 2004	September 30, 2005
IMPSAT Argentina	$16,203	$19,269
IMPSAT Brazil	5,419	7,675
IMPSAT Colombia	4,270	4,491
IMPSAT Venezuela	6,506	7,399
All other countries	8,978	9,618

Total	41,376	48,452
Less: allowance for doubtful accounts	(12,013)	(11,866)

Trade accounts receivable, net	$29,363	$36,586

The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables is susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customer financial history is analyzed.

The activity for the allowance for doubtful accounts for the year ended December 31, 2004 and the nine months ended September 30, 2005 is as follows:

	December 31, 2004	September 30, 2005
Beginning balance	$20,642	$12,013
Reversal of allowance for doubtful accounts	(3,916)	(364)
(Write-offs) recoveries	(4,704)	222
Effect of exchange rate change	(9)	(5)

Ending balance	$12,013	$11,866

5. OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2004 and September 30, 2005:

	December 31, 2004	September 30, 2005
IMPSAT Argentina	$497	$553
IMPSAT Brazil	2,358	3,050
IMPSAT Colombia	3,475	1,871
IMPSAT Venezuela	2,670	2,418
All other countries	3,865	4,049

Total	$12,865	$11,941

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2004 and September 30, 2005 consists of:

	December 31, 2004	September 30, 2005
Land	$10,109	$10,109
Building and improvements	36,496	37,147
Operating communications equipment	194,449	225,472
Network infrastructure (including rights of way)	111,433	124,920
IRU investments	20,407	22,863
Furniture, fixtures and other equipment	16,048	17,406

Total	388,942	437,917
Less: accumulated depreciation	(75,102)	(118,999)

Total	313,840	318,918
Equipment in transit	3,442	2,472
Construction in process	28	430

Property, plant and equipment, net	$317,310	$321,820

The activity in accumulated depreciation for the year ended December 31, 2004 and for the nine months ended September 30, 2005 is as follows:

	December 31, 2004	September 30, 2005
Beginning balance	$29,389	$75,102
Depreciation expense	44,797	40,355
Exchange rate effects	1,706	4,850
Disposals and retirements	(790)	(1,308)

Ending balance	$75,102	$118,999

7. DEBT

Short-Term Debt- IMPSAT Brazil maintains short-term credit facilities denominated in local currency with local banks. The facilities bear interest at 1.77% to 2.05% per month. As of December 31, 2004 and September 30, 2005, the outstanding balance amounted to $1.5 million and $1.6 million, respectively. The credit facilities mature between October 2005 and July 2006. In addition, as of December 31, 2004, IMPSAT Venezuela maintained a $1.2 million short-term credit facility denominated in local currency with a local bank. During the three months ended March 31, 2005, the outstanding amount was repaid.

Long-Term Debt- The Company’s long-term debt at December 31, 2004 and September 30, 2005 is detailed as follows:

	December 31, 2004	September 30, 2005
Series A 6% Senior Guaranteed Notes due 2011	$66,376	$67,308
Series B 6% Senior Guaranteed Notes due 2011	25,240	25,595
Senior Secured Notes 12%, maturing 2009		107,300
Senior Secured Notes 10%, maturing 2009	146,877	5,928
Senior Notes issued by IMPSAT Colombia due 2008 and 2010 (interest rate 12.66%), collateralized by the assignment of customer contracts	18,830	19,654
Term notes, maturing through 2007; collateralized by buildings and equipment and the assignment of customer contracts; denominated in:
U.S. dollars (interest rates 8%)	3,191	2,327
Local currency (interest rates 10.87% to 13.3%)	6,390	7,923
Eximbank notes (interest rate 5.73%), maturing semiannually through 2007	2,779	1,853
Vendor financing (interest rates 7.65% to 8.9%)	8,744	8,185

Total long-term debt	278,427	246,073
Less: current portion including defaulted indebtedness	(45,092)	(16,727)

Long-term debt, net	$233,335	$229,346

The Series A, Series B and Senior Secured Notes and some of the term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends. As of September 30, 2005, the Company was in compliance with all of its debt covenants.

On July 29, 2005, IMPSAT Argentina, IMPSAT Brazil and the Company entered into a series of amendments relating to $125.6 million of Senior Secured Notes due 2009 which was held by affiliates of certain members of the board of directors. Prior to the amendments, such indebtedness was required to be paid in eight remaining semi-annual principal installments aggregating $15.7 million between September 2005 and March 2009. Pursuant to such amendments, the Company made an initial principal repayment of $18.3 million and modified the terms of the agreements such that the remaining outstanding principal amounts ($38.9 million owed by IMPSAT Argentina and $68.4 million owed by IMPSAT Brazil) will be repaid in the aggregate amounts of $5 million in 2006, $20 million in 2007, $25 million in 2008 and $57.3 million in March 2009. The amended indebtedness will bear interest at a rate of 12% per annum, payable semi-annually in arrears, as compared to 10% per annum for the period prior to the effectiveness of the amendments. The parties also agreed to amendments to the financial covenants in the agreements to reflect current financial and operating conditions. The amended indebtedness will be subject to optional prepayment by the Company at a cost of 101% until July 29, 2006 and at par thereafter. The Company and the lenders of the amended indebtedness each have an option to further amend the agreements governing such indebtedness to provide that the Company shall be the primary borrower, and IMPSAT Argentina and IMPSAT Brazil the respective guarantors of the portions of the indebtedness currently owed by them, subject to certain terms and conditions. The terms and conditions of the amendments were negotiated by a special committee of the Company’s board of directors that was formed to explore recapitalization alternatives.

In addition, although the Holding Company has emerged from bankruptcy, the Company remains in default under indebtedness owed to a creditor who voted against the Plan. Under the Plan, the claims of this creditor were a contingent obligation arising under a guarantee by the Holding Company of certain primary indebtedness of IMPSAT Argentina. Notwithstanding the Company’s emergence from bankruptcy and the extinguishment of Company’s guarantee as a result, an event of default has occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. As a result of this default, which relates to vendor financing totaling approximately $7.6 million in outstanding principal amount as of September 30, 2005, such indebtedness and accrued interest thereon is due and payable. The Company has been in discussions with this creditor with a view to rescheduling or otherwise restructuring the defaulted debt obligation. There is no assurance, however, that the Company will reach a definitive agreement with this creditor to reschedule or restructure such obligations.

The Series A and Series B Notes are convertible into approximately 4,964,000 and 1,107,000 shares of the Company’s common stock at a conversion price of $13.56 and $20.78, respectively, as of September 30, 2005.

8. INCOME TAXES

The composition of the provision for income taxes, all of which is for foreign taxes, for the three and nine months ended September 30, 2004 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Current	$(898)	$(1,162)	$(1.623)	$(3,261)
Deferred	(210)	(681)	(1,366)	(1,516)

Total	$(1,108)	$(1,843)	$(2,989)	$(4,777)

The foreign statutory tax rates range from 15% to 35% depending on the particular country. Deferred taxes result from temporary differences in revenue recognition, depreciation methods and net operating loss carryforwards.

The Company recorded a valuation allowance to offset its deferred income tax asset as of September 30, 2005 because management cannot conclude that utilization of the tax benefits resulting from operating losses and the other temporary differences are “more likely than not” to be realized, as required by SFAS 109.

The Company has reserved for tax contingencies totaling approximately $6.0 million and $9.0 million as of December 31, 2004 and September 30, 2005, respectively, attributable primarily to its foreign subsidiaries’ tax return filings. These contingencies are for tax liabilities and related interest, as well as certain tax positions taken on foreign tax returns for which the statutes remain open.

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

9. OPERATING SEGMENT INFORMATION

The Company’s operating segment information, by subsidiary, is as follows:

Three months ended September 30, 2004	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and broadband	$7,881	$5,927	$12,126	$7,174	$12,375	$(4,906)	$40,577
Internet	1,935	925	1,472	607	3,138	(1,535)	6,542
Value added services	2,472	1,209	594	446	1,071	(1,522)	4,270
Telephony	3,405	220	43		3,289	(1,478)	5,479
Sales of equipment	522		7	12	181		722

Total net revenues	$16,215	$8,281	$14,242	$8,239	$20,054	$(9,441)	$57,590

Operating income (loss)	$(60)	$(1,771)	$864	$2,289	$(1,595)		$(273)

Total assets	$111,507	$103,807	$75,424	$54,825	$84,404		$429,967

Three months ended September 30, 2005	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and broadband	$8,796	$8,194	$13,350	$5,829	$12,591	$(4,588)	$44,172
Internet	2,166	1,531	1,450	493	3,354	(1,121)	7,873
Value added services	3,773	2,302	1,279	576	1,056	(2,635)	6,351
Telephony	4,797	352	46	—	3,329	(1,945)	6,579
Sales of equipment	12		53	7	361		433

Total net revenues	$19,544	$12,379	$16,178	$6,905	$20,691	$(10,289)	$65,408

Operating income (loss)	$1,298	$(901)	$(589)	$2,071	$(1,053)		$826

Total assets	$124,237	$131,572	$70,798	$59,869	$25,834		$412,310

Nine months ended September 30, 2004	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and broadband	$24,274	$16,990	$35,964	$21,531	$37,514	$(16,117)	$120,156
Internet	5,254	2,701	4,475	1,804	9,426	(4,418)	19,242
Value added services	7,862	3,318	1,617	1,199	2,857	(4,547)	12,306
Telephony	10,073	323	151	—	9,285	(4,305)	15,527
Sales of equipment	639	51	43	42	189	—	964

Total net revenues	$48,102	$23,383	$42,250	$24,576	$59,271	$(29,387)	$168,195

Operating income (loss)	$2,510	$(4,716)	$3,796	$6,996	$(5,242)		$3,344

Total assets	$111,507	$103,807	$75,424	$54,825	$84,404		$429,967

Nine months ended September 30, 2005	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and broadband	$25,628	$22,374	$36,961	$19,677	$36,623	$(13,226)	$128,037
Internet	5,944	3,989	4,247	1,766	10,208	(3,954)	22,200
Value added services	10,935	6,292	2,955	1,667	2,904	(7,606)	17,147
Telephony	13,768	1,079	172	—	10,335	(6,634)	18,720
Sales of equipment	40	—	92	82	420	—	634

Total net revenues	$56,315	$33,734	$44,427	$23,192	$60,490	$(31,420)	$186,738

Operating income (loss)	$1,998	$(4,180)	$(453)	$5,735	$(6,331)		$(3,231)

Total assets	$124,237	$131,572	$70,798	$59,869	$25,834		$412,310

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

In connection with the restricted stock grant, the Holding Company recorded approximately $1.3 million in stockholders’ equity as deferred compensation. The deferred compensation is being amortized to expense over the vesting period. Amortization for the nine months ended September 30, 2004 and 2005 was $440,000, respectively.

Stock Options – No stock options were granted during the nine months ended September 30, 2005.

Warrants – During 2003, the Holding Company issued 3,257,178 eight-year warrants to acquire the Holding Company’s stock at $15.00 per share. As of September 30, 2005, all the warrants remain outstanding.

11. COMMITMENTS AND CONTINGENCIES

Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $16.2 million through the year 2009 under non- cancelable agreements. In addition, the Company has committed to long-term contracts for the purchase of satellite and terrestrial links from third parties for approximately $15.0 million and $13.4 million through 2015 and 2009, respectively. The Company has commitments to purchase communications equipment amounting to approximately $3.8 million at September 30, 2005.

The Company is a guarantor of the Senior Secured Notes issued by its subsidiaries and other financing agreements entered by certain of its subsidiaries. At September 30, 2005, the aggregate balances outstanding were approximately $113.2 million (see Note 7).

The Company maintains commercial insurance policies which serve to guarantee certain of the Company’s performance obligations for services under some public and private contract bids which total approximately $38.8 million as of September 30, 2005.

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

12. GUARANTOR FINANCIAL INFORMATION

The financial information of IMPSAT Argentina, a guarantor subsidiary of the Holding Company’s Series A 6% Senior Guaranteed Notes due 2011 and Series B 6% Senior Guaranteed Notes due 2011, as of December 31, 2004 and September 30, 2005 and for the three and nine months ended September 30, 2004 and 2005 is shown in a separate column in the accompanying consolidating financial information, as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,775	$3,835	$20,045		$63,655
Trade accounts receivable, net		9,783	19,580		29,363
Other receivables	85,608	22,867	44,084	$(139,694)	12,865
Prepaid expenses	172	904	2,908	(976)	3,008

Total current assets	125,555	37,389	86,617	(140,670)	108,891

PROPERTY, PLANT AND EQUIPMENT, Net		73,904	243,406		317,310

NON-CURRENT ASSETS:
Investments	57,169			(57,169)
Other non-current assets	4	7,668	10,034		17,706

Total non-current assets	57,173	7,668	10,034	(57,169)	17,706

TOTAL	$182,728	$118,961	$340,057	$(197,839)	$443,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$12,066	$20,547	$54,720	$(50,848)	$36,485
Short term debt			2,656		2,656
Current portion of long-term debt		20,202	24,890		45,092
Accrued and other liabilities	33	10,791	39,006	(18,613)	31,217

Total current liabilities	12,099	51,540	121,272	(69,461)	115,450
LONG-TERM DEBT, Net	91,616	43.901	97,818		233,335
OTHER LONG-TERM LIABILITIES		4,539	82,774	(71,204)	16,109

Total liabilities	103,715	99,980	301,864	(140,665)	364,894
STOCKHOLDERS’ EQUITY	79,013	18,981	38,193	(57,174)	79,013

TOTAL	$182,728	$118,961	$340,057	$(197,839)	$443,907

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$308	$1,019	$18,467		$19,794
Trade accounts receivable, net		12,996	23,590		36,586
Other receivables	58,874	29,855	53,305	$(130,093)	11,941
Prepaid expenses	325	918	3,262	(238)	4,267

Total current assets	59,507	44,788	98,624	(130,331)	72,588

PROPERTY, PLANT AND EQUIPMENT, Net		71,039	250,781		321,820

NON-CURRENT ASSETS:
Investments	64,002			(64,002)
Other non-current assets	51,319	8,409	9,485	(51,311)	17,902

Total non-current assets	115,321	8,409	9,485	(115,313)	17,902

TOTAL	$174,828	$124,236	$358,890	$(245,644)	$412,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$21,719	$25,559	$62,655	$(64,548)	$45,385
Short term debt			1,623		1,623
Current portion of long-term debt		9,156	7,571		16,727
Accrued and other liabilities	257	13,863	46,783	(18,225)	42,678

Total current liabilities	21,976	48,578	118,632	(82,773)	106,413
LONG-TERM DEBT, Net	92,903	42,889	93,554		229,346
OTHER LONG-TERM LIABILITIES		18,521	96,947	(98,866)	16,602

Total liabilities	114,879	109,988	309,133	(181,639)	352,361
STOCKHOLDERS’ EQUITY	59,949	14,248	49,757	(64,005)	59,949

TOTAL	$174,828	$124,236	$358,890	$(245,644)	$412,310

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED 30, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated
NET REVENUES:
Broadband and satellite		$7,881	$37,602	$(4,906)	$40,577
Internet		1,935	6,142	(1,535)	6,542
Value added services		2,472	3,320	(1,522)	4,270
Telephony		3,405	3,552	(1,478)	5,479
Sales of equipment		522	200		722

Total net revenues		16,215	50,816	(9,441)	57,590

COSTS AND EXPENSES:
Direct costs:
Contracted services		2,165	5,570	(2,371)	5,364
Other direct costs		1,501	3,842		5,343
Leased capacity		5,211	17,496	(5,747)	16,960
Cost of equipment sold		357	248	(34)	571

Total direct costs		9,234	27,156	(8,152)	28,238
Salaries and wages		2,942	9,019		11,961
Selling, general and administrative	$2,316	1,899	3,328	(1,289)	6,254
Gain on early extinguishment of debt	(115)				(115)
Depreciation and amortization		2,200	9,325		11,525

Total costs and expenses	2,201	16,275	48,828	(9,441)	57,863

Operating (loss) income	(2,201)	(60)	1,988		(273)

OTHER INCOME (EXPENSE):
Interest income	1,599	19	(2,870)	1,514	262
Interest expense	(1,336)	(1,581)	(998)	(1,514)	(5,429)
Net (loss) gain on foreign exchange		(515)	7,674		7,159
Equity in income of affiliates	2,940			(2,940)
Other income (loss), net		129	(65)		64

Total other income (expense)	3,203	(1,948)	3,741	(2,940)	2,056

INCOME (LOSS) BEFORE INCOME TAXES	1,002	(2,008)	5,729	(2,940)	1,783
PROVISION FOR FOREIGN INCOME TAXES	(327)	(206)	(575)		(1,108)

NET INCOME (LOSS)	$675	$(2,214)	$5,154	$(2,940)	$675

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
NET REVENUES:
Broadband and satellite		$8,796	$39,964	$(4,588)	$44,172
Internet		2,166	6,828	(1,121)	7,873
Value added services		3,773	5,213	(2,635)	6,351
Telephony		4,797	3,727	(1,945)	6,579
Sales of equipment		12	421		433

Total net revenues		19,544	56,153	(10,289)	65,408

COSTS AND EXPENSES:
Direct costs:
Contracted services		2,312	6,449	(2,160)	6,601
Other direct costs		2,331	4,683		7,014
Leased capacity		5,822	18,534	(5,593)	18,763
Cost of equipment sold		19	356		375

Total direct costs		10,484	30,022	(7,753)	32,753
Salaries and wages		3,135	8,965		12,100
Selling, general and administrative	$2,756	1,595	3,951	(2,536)	5,766
Depreciation and amortization		3,032	10,931		13,963

Total costs and expenses	2,756	18,246	53,869	(10,289)	64,582

Operating (loss) income	(2,756)	1,298	2,284		826

OTHER INCOME (EXPENSES):
Interest income	1,274	31	194	(1,249)	250
Interest expense	(1,415)	(2,437)	(4,769)	1,249	(7,372)
Net gain on foreign exchange	(5)	(69)	4,436		4,362
Equity in income of affiliates	(2,204)		408	1,796
Other (loss), net	(57)	(32)	(1,297)		(1,386)

Total other (expenses) income	(2,407)	(2,507)	(1,028)	1,796	(4,146)

(LOSS) INCOME BEFORE INCOME TAXES	(5,163)	(1,209)	1,256	1,796	(3,320)
PROVISION FOR FOREIGN INCOME TAXES			(1,843)		(1,843)

NET (LOSS) INCOME	$(5,163)	$(1,209)	$(587)	$1,796	$(5,163)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated
NET REVENUES:
Broadband and satellite		$24,274	$111,999	$(16,117)	$120,156
Internet		5,254	18,406	(4,418)	19,242
Value added services		7,862	8,991	(4,547)	12,306
Telephony		10,073	9,759	(4,305)	15,527
Sales of equipment		639	325		964

Total net revenues		$48,102	$149,480	$(29,387)	$168,195

COSTS AND EXPENSES:
Direct costs:
Contracted services		6,214	16,720	(8,178)	14,756
Other direct costs		3,988	10,874		14,862
Leased capacity		14,362	51,592	(17,259)	48,695
Cost of equipment sold		426	363	(42)	747

Total direct costs		24,990	79,549	(25,479)	79,060
Salaries and wages	$440	8,867	26,634		35,941
Selling, general and administrative	6,441	5,322	9,864	(3,908)	17,719
Gain on early extinguishment of debt	(115)				(115)
Depreciation and amortization		6,413	25,833		32,246

Total costs and expenses	6,766	45,592	141,880	(29,387)	164,851

Operating (loss) income	(6,766)	2,510	7,600		3,344

OTHER INCOME (EXPENSE):
Interest income	4,751	85	(8,430)	4,464	870
Interest expense	(4,038)	(4,150)	(2,983)	(4,464)	(15,635)
Net (loss) gain on foreign exchange		(1,137)	(1,614)		(2,751)
Equity in income of affiliates	(11,274)			11,274
Other income (loss), net	1,845	257	(749)		1,353

Total other (expense) income	(8,716)	(4,945)	(13,776)	11,274	(16,163)

(LOSS) INCOME BEFORE INCOME TAXES	(15,482)	(2,435)	(6,176)	11,274	(12,819)
PROVISION FOR FOREIGN INCOME TAXES	(326)	(206)	(2,457)		(2,989)

NET (LOSS) INCOME	$(15,808)	$(2,641)	$(8,633)	$11,274	$(15,808)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated
NET REVENUES:
Broadband and satellite		$25,628	$115,635	$(13,226)	$128,037
Internet		5,944	20,210	(3,954)	22,200
Value added services		10,935	13,818	(7,606)	17,147
Telephony		13,768	11,586	(6,634)	18,720
Sales of equipment		40	594		634

Total net revenues		56,315	161,843	(31,420)	186,738

COSTS AND EXPENSES:
Direct costs:
Contracted services		6,735	17,296	(6,144)	17,887
Other direct costs		6,581	14,376		20,957
Leased capacity		18,006	55,876	(17,934)	55,948
Cost of equipment sold		41	538	(7)	572

Total direct costs		31,363	88,086	(24,085)	95,364
Salaries and wages	$440	9,445	27,462		37,347
Selling, general and administrative	8,507	4,860	10,871	(7,335)	16,903
Depreciation and amortization		8,649	31,706		40,355

Total costs and expenses	8,947	54,317	158,125	(31,420)	189,969

Operating (loss) income	(8,947)	1,998	3,718		(3,231)

OTHER INCOME (EXPENSE):
Interest income	4,222	63	533	(3,966)	852
Interest expense	(4,208)	(6,390)	(15,461)	3,966	(22,093)
Net gain (loss) on foreign exchange	7	(207)	15,832		15,632
Equity in income of affiliates	(7,593)		1,586	6,007
Other income (loss), net	(3,835)	(197)	(2,705)		(6,737)

Total other (expense) income	(11,407)	(6,731)	(215)	6,007	(12,346)

(LOSS) INCOME BEFORE INCOME TAXES	(20,354)	(4,733)	3,503	6,007	(15,577)
PROVISION FOR FOREIGN INCOME TAXES			(4,777)		(4,777)

NET (LOSS) INCOME	$(20,354)	$(4,733)	$(1,274)	$6,007	$(20,354)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed consolidated
Cash flows provided by (used in) operating activities	$(8,077)	$5,074	$17,765	$4,661	$19,423
Cash flows provided by (used in) investing activities	5,393	(5,047)	(17,545)	(4,661)	(21,860)
Cash flows provided by (used in) financing activities		852	(2,128)		(1,276)
Effect of exchange rate change on cash and cash equivalents	(922)		215		(707)

Net increase (decrease) in cash and cash equivalents	(3,606)	879	(1,693)		(4,420)
Cash and cash equivalents at beginning of the period	43,883	1,432	16,183		61,498

Cash and cash equivalents at end of the period	$40,277	$2,311	$14,490	$—	$57,078

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(19,268)	$14,102	$62,957	$(38,432)	$19,359
Cash flows provided by (used in) investing activities		(5,682)	(57,540)	38,432	(24,790)
Cash flows provided by (used in) financing activities	(21,049)	(11,236)	(5,915)		(38,200)
Effect of exchange rate change on cash and cash equivalents	850		(1,080)		(230)

Net increase (decrease) in cash and cash equivalents	(39,467)	(2,816)	(1,578)		(43,861)
Cash and cash equivalents at beginning of the period	39,775	3,835	20,045		63,655

Cash and cash equivalents at end of the period	$308	$1,019	$18,467	$—	$19,794