Form 10-K
period 2005-12-31
IMPSAT FIBER NETWORKS INC
filed 2006-03-31
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is large accredited filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filed and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large	accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☒    NO  ☐

The aggregate market value of our common stock held by non-affiliates was approximately $42.8 million as of June 30, 2005, the last business day of our most recently completed second fiscal quarter (based upon the closing price for the common stock as reported on such date by the Nasdaq Over-The-Counter Bulletin Board).

There were 10,116,100 shares of common stock outstanding on March 31, 2006.

Portions of our Proxy Statement to be delivered to security-holders in connection with the Annual Meeting to be held on April 28, 2006 are incorporated by reference into Part III of this Report.

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

General

We are a provider of private telecommunications network and Internet services. We offer integrated data, voice, data center and Internet solutions, with an emphasis on broadband transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers. We have operations in Argentina, Colombia, Brazil, Venezuela, Ecuador, Chile, Peru and the United States and also provide our services in other countries in Latin America and the Caribbean. We provide telecommunications, data center and Internet services through our networks, which consist of owned fiber optic and wireless links, teleports, data centers, earth stations and leased fiber optic and satellite links.

We have an extensive pan-Latin American broadband fiber optic network (which we call our Broadband Network). At December 31, 2005, the Broadband Network comprised 15 metropolitan area fiber optic networks and wireless links, extending over 1,000 route kilometers in some of the largest cities in Latin America, including Buenos Aires, Bogotá, Caracas, Quito, Guayaquil, Rio de Janeiro and São Paulo. The Broadband Network includes 15 IMPSAT-owned and operated data centers, located in the largest cities in Argentina, Brazil, Colombia, Peru, Chile, and Venezuela, and long-haul fiber optic backbones in Brazil, Argentina, Chile and Colombia extending over 8,880 route kilometers. Our Broadband Network supports different advanced transmission technologies including Dense Wave Division Multiplexing, or DWDM, Asynchronous Transfer Mode, or ATM, Multiprotocol Label Switching, or MPLS and Internet Protocol, or IP.

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

On June 11, 2002, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the bankruptcy court. On September 4, 2002, we filed our plan of reorganization, which we refer to as the Plan, with the bankruptcy court. During our bankruptcy proceedings, we operated our business and managed our assets in the ordinary course as a debtor-in-possession. By order dated December 16, 2002, the bankruptcy court confirmed the Plan. In accordance with the terms of the Plan, we formally emerged from bankruptcy on March 25, 2003, which we refer to as the Effective Date. As a result of our Chapter 11 reorganization we reduced our indebtedness by more than $700 million.

Our Organizational Structure

Our organizational structure consists of four operational units:

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

The objective of these units is to provide consistent delivery of services to our customers across the Company. These units have served, and are expected to continue to serve, as the foundation for our success and sustained growth. Our current structure enables us to focus on our customers’ needs and clearly define accountability within our organization. Furthermore, it assists us in controlling our expenses and investments and attaining operational efficiency. We believe this structure has played an important role in the Company’s achievements, which we expect will continue into 2006.

Our Services

Our comprehensive telecommunications solutions consist of any combination of our service offerings, including the enhanced and additional services that we are able to offer using our Broadband Network. We currently classify these service offerings into the following categories: broadband and satellite data transmission services; value-added services; internet services; and telephony services.

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

•	Connection Services. Our customers can purchase clear channels, frame relay services, ATM services, IP multiple protocol label switching (IP MPLS) services and IP digital connection services to support their specific transmission requirements. Clear channels are typically purchased by customers that constantly transmit large amounts of voice, data and video traffic. Frame relay, IP MPLS and ATM services are typically purchased by customers requiring reliable and rapid transmission of variable amounts of voice, data and video traffic. However, more and more companies are selecting IP Services to meet their transmission requirements. We typically offer our clear channel connection services from 2 million bits per second, or Mbps, to 155 Mbps of capacity. Our frame relay and IP MPLS services are typically offered from 128 Kbps to 2 Mbps and we intend to offer our ATM services from 2 Mbps to 155 Mbps. In addition, we offer digital connections using Internet protocol (LAN Switching – local area network switching) with interfaces of 10 Mbps to 100 Mbps as one of our options for local data network solutions.

•	Private Network Services. For customers that require significant bandwidth and reliable data transmission between a number of sites, we offer customized private networks that combine fiber optic, fixed wireless and satellite technology. We also provide them with a variety of other integrated services including outsourcing network management services, voice over internet protocol, referred to as VoIP, and video conferencing, monitoring, trouble shooting reports, quality control and value-added services. Our consultative sales process ensures that each private network is designed to meet the evolving specific business and systems requirements of each customer. We also offer services such as video conferencing and remote learning as part of our private network services.

Value-Added Services. We offer value-added services, including secure web and applications hosting services through our advanced data center facilities. We also offer information technology solutions and data center services designed to facilitate our customer’s e-business and e-commerce needs and optimize our customers’ business processes.

•	Data Center Services. We have established 15 data center facilities that offer hosting services by integrating our broadband services with advanced value-added solutions in the region. We offer our clients a complete set of data center services ranging from housing and hosting, to more complex managed solutions, including disaster recovery, applications management, business continuity, and security services, in order to manage mission critical applications. We also offer co-location services to carriers, including the rental of secure space, equipment provisioning and operation, maintenance services and interconnections in meet-me-room facilities.

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

The following table shows our company’s net revenues breakdown by service for the years ended December 31, 2003, 2004 and 2005:

	Combined Predecessor & Successor Company December 31, 2003	Successor Company December 31, 2004	% change(1)	Successor Company December 31, 2005	% change(1)
	(dollar amounts in thousands)
Broadband and satellite	$162,237	$161,964	(0.2)%	$172,852	6.7%
Internet	24,041	26,125	8.7	30,591	17.1
Value added services(2)	15,338	16,674	8.7	24,874	49.2
Telephony	17,674	21,673	22.6	24,967	15.2

Total net revenues from services	$219,290	$226,436	3.3%	$253,284	11.9%

(1)	Increase (decrease) compared to previous year.
(2)	“Value added services” includes revenues from our data center services, systems integration and other information technology solutions services.

The Broadband Network

Our Broadband Network, comprised of both fiber and satellite, enables us to provide high capacity, high speed telecommunications services across Latin America. Our Broadband Network comprises:

•	fiber optic local rings and wireless access points within major cities in Latin America, including Buenos Aires, Bogotá, Caracas, Quito, São Paulo and Rio de Janeiro;

•	long-haul, high capacity fiber optic backbones linking major cities in Latin America;

•	capacity on undersea cable systems to provide connections between and among major Latin American countries, as well as global telecommunications connections and Internet access; and

•	data center facilities in major cities in Latin America.

We believe that our Broadband Network enables us to:

•	cost-effectively offer more bandwidth-intensive services, including intranet and extranet services;

•	reduce our costs for leased satellite capacity and leased telecommunications links as a percentage of our net revenues;

•	create a high capacity, pan-Latin American Internet backbone; and

•	offer Latin American companies more efficient access to the U.S. Internet backbone

•	continue to provide consistent, high quality service by keeping our customer traffic on our network.

Our Broadband Network is a fully integrated terrestrial fiber optic network connecting Santiago, Chile; Buenos Aires, Argentina; and São Paulo and Rio de Janeiro, Brazil with points in between, combined with satellite capabilities which allow us to connect to other locations in Latin America, the Caribbean and the United States.

Customers

Overview. We have grown rapidly since the commencement of our operations in 1990. Our customer base has increased from 125 corporate customers in two countries at December 31, 1992 to 4,336 corporate customers in eight countries at December 31, 2005. Larger entities, which often have significant needs for reliable, cost-

effective data transmissions and other telecommunications services, were the first to use our customized telecommunications services. As a result, a significant portion of our revenues has been derived from our largest customers. A significant number of our customers, including a number of our largest customers, are in Argentina and Colombia, which, having commenced in 1990 and 1992, respectively, are the locations of our longest-standing operations. Our customer base in Brazil has grown from 48 at the end of 1998 to 502 at the end of 2005. As our business further matures and as we extend the operation of the Broadband Network, we expect that the average size of our customers will decline.

Our customers consist of financial institutions, major governmental agencies, leading national and multinational corporations and private sector companies, and carriers, including Global Crossing Ltd., Instituto Nacional de Hipodromos, British Telecom, Petrobras and the Government of the Province of Buenos Aires. Our ten largest customers accounted for approximately 19.7% of our revenues in 2005 and approximately 18.7% in 2004.

Our ten largest customers as of December 31, 2005 were:

•	subsidiaries of Global Crossing Ltd., a Bermuda-headquartered corporation that offers carrier and wholesale telecommunications services over worldwide terrestrial and submarine fiber optic networks

•	Instituto Nacional de Hipodromos, a Venezuelan horse racing track

•	British Telecom, one of Europe’s leading providers of telecommunications services

•	Petrobras, Brazil’s largest industrial corporation, a global integrated energy company that explores, produces, refines, markets and transports petroleum and its by-products worldwide, with operations in 11 other countries

•	Government of the Province of Buenos Aires, the local government of the province of Buenos Aires

•	Corporacion Nacional de Ahorro y Vivienda, or Conavi, one of Colombia’s largest financial institutions

•	HSBC Bank Brasil S.A., one of the largest privately-owned bank in Brazil

•	subsidiaries of Telefónica S.A., a leading global telecommunications operator, offering local and long distance, cellular, and Internet and transaction-based voice and data services

•	subsidiaries of AT&T, Inc., one of the global leaders in local, long distance, Internet and transaction-based voice and data services

•	subsidiaries of Teléfonos de México S.A. de C.V. (Telmex), the company that owns and operates the largest communications network in Mexico, which offer long distance and basic telephony services, data and video services, Internet access as well as integrated telecommunications solutions in Mexico and Latin America

The following table shows our customer concentration by country as of the dates indicated.

	As of December 31,
Country	2003		2004		2005
	(number of customers and percentage of total)
Argentina	997	35.6%	1,236	37.3%	1,842	42.5%
Colombia	723	25.8	788	23.8	839	19.4
Brazil	390	13.9	451	13.6	502	11.6
Venezuela	172	6.2	200	6.0	244	5.6
Ecuador	229	8.2	263	7.9	401	9.2
USA	74	2.6	85	2.6	100	2.3
Chile	108	3.9	113	3.4	126	2.9
Peru	106	3.8	178	5.4	282	6.5

Total	2,799	100%	3,314	100%	4,336	100%

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

Competition

We compete on the basis of our experience, network quality, customer service, range of services offered and price. Our competitors fall into three broad categories:

•	public telecommunication operators (“PTO(s)”) in each country where we operate

•	other companies that operate competing satellite and terrestrial data transmission businesses, including newer entrants from more developed telecommunications markets outside of Latin America

•	large international telecommunications carriers

In the first category are the PTOs, which in the recent past began to extend their focus beyond local and long-distance telephony services, dedicating resources towards the private telecommunications network systems segment of the telecommunications market targeting the type of customer that represents our most important target market. PTOs generally have significant competitive advantages, including (i) close ties with national regulatory authorities, (ii) control over connections to local telephone lines (iii) the ability to subsidize competitive services with revenues generated from other services they provide on a monopoly or duopoly basis, and (iv) a reluctance of regulators to adopt policies and grant regulatory approvals that will result in increased competition.

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

Our principal competitors include:

•	Telmex, the leading telecommunications company in Mexico, which offers long distance and basic telephony services, data and video services, Internet access as well as integrated telecommunications solutions for corporate customers in Mexico, and, reinforced by the acquisition of the assets of several telecommunications companies in Latin America, including AT&T Latin America, Techtel, Embratel, Chilesat, and Metrored.

•	Spain’s Telefonica S.A., which provides through its affiliates fixed line and cellular telecommunications services, data transmission services and audiovisual content and media services in Spain, Latin America and other regions.

•	Telecom Italia SpA, a global telecommunications provider, which operates through affiliates in Latin America principally in the field of mobile telephony (but also fixed-network, Internet, data transmission, telex and telegraphy) services in Argentina (through its ownership stake in Telecom Argentina held through Nortel Inversora), Bolivia, Brazil (through its wholly-owned TIM Brasil Group), and Paraguay, with publicly-announced goals of developing a continent-wide GSM network in South America.

•	IBM, EDS and other local system integrators.

We cannot assure you that competing technologies will not become available that will negatively affect our position. For example, technologies such as DSL can significantly enhance the speed of traditional copper lines. These technologies enable our PTO competitors to offer customers high-speed services without undergoing the expense of replacing their existing twisted-pair copper networks. Our private telecommunications services could also face future competition from entities using or proposing to use new or emerging voice and data transmission services or technologies that are not widely available in Latin America, such as wireless-based systems dedicated to data distribution services.

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

The principal barriers to entry for prospective providers of private telecommunications network services such as ours are the development of the requisite understanding of customer needs and the technological, commercial experience, comprehension of, and experience with, the complex regulatory environments in Latin America and the Caribbean, infrastructure to provide quality services to meet those needs, and working capital.

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

Cross-Border Service. We provide integrated data, voice and video transmission between and among forty Latin American and Caribbean countries and the United States. International private line services are traditionally provided by local carriers in each country acting as correspondents and establishing dedicated telecommunications links between their facilities. However, due to our pan-Latin American presence, we are often able to offer our service using our own facilities and personnel at both ends of the private line circuit. As a result of this end-to-end control, we maintain customer service and quality assurance at both ends of a link and realize better margins than when we use a correspondent carrier.

In countries where we do not maintain customer premises equipment or where we are not authorized to operate in that fashion, our service uses our facilities in the originating country to connect with a correspondent local carrier in the destination country or vice-versa. To date, we have signed correspondent agreements with carriers in several Latin American and Caribbean countries.

Employees

As of December 31, 2005, we employed a total of 1,208 persons, of whom 426 were employed by IMPSAT Argentina, 208 by IMPSAT Brazil, and 237 by IMPSAT Colombia. Except with respect to our chief executive officer and our chief financial officer, whose employment contracts recently automatically renewed for an additional one-year term, we do not have any long-term employment contracts with any of our employees, including management. None of our employees are members of any union, however, IMPSAT Brazil is required by law, to negotiate certain labor terms and conditions, such as salaries and wages, with industry-specific unions, and obtain approval of its employees. We believe that our relations with our employees are good.

Item 1A.	RISK FACTORS

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating IMPSAT and its business because such factors either currently or potentially may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Report and the risks discussed in IMPSAT’s other SEC filings, actual results could differ materially from those projected in any forward-looking statements.

Risks Related to Our Financial Position and Our Securities

Our independent registered public accountants have issued a “going concern” opinion raising doubt about our financial viability.

As a result of our current liquidity position, the amount of our debt obligations and our operating results, our independent registered public accounting firm, Deloitte & Touche LLP, issued a “going concern” opinion in connection with their audit of our consolidated financial statements for the year ended December 31, 2005. This opinion expressed substantial doubt as to our ability to continue as a going concern. The going concern opinion could have an adverse impact on our ability to execute our business plan, result in the reluctance on the part of certain potential business partners to do business with us, result in the inability to obtain new business due to potential customers’ concern about our ability to deliver services, or adversely affect our ability to raise additional capital.

Based on the principal and/or amortization payments due under our indebtedness beginning in 2007, we may need to raise additional capital to fund such payments or further refinance a significant portion of our indebtedness.

On June 11, 2002, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. On September 4, 2002, we filed the Plan with the bankruptcy court. By order dated December 16, 2002, the bankruptcy court confirmed the Plan. In accordance to the terms of the Plan, we formally emerged from bankruptcy on March 25, 2003.

Beginning in March 2005, we were required to commence repayment, in installments, of the principal amount of our restructured senior debt owed by our subsidiaries to certain of their vendor financiers who elected to participate in the Plan. In addition, interest on the guaranteed senior notes issued under the Plan, which we refer to as the Senior Notes, that was payable in kind between the Effective Date and March 28, 2005, was required to be paid in cash commencing in the third quarter of 2005. On July 29, 2005, we entered into amended and restated financing agreements to restructure $125.6 million of our vendor indebtedness, which we refer to as Senior Secured Notes, which was issued by IMPSAT Argentina and IMPSAT Brazil pursuant to separate credit agreements that are each guaranteed by the Company, and which are held by affiliates of certain members of our board of directors (“Amendments”). Pursuant to the Amendments, we made an initial principal repayment of $18.3 million and modified the terms of the agreements such that the remaining outstanding principal amounts ($38.9 million owed by IMPSAT Argentina and $68.4 million owed by IMPSAT Brazil) will be repaid in the aggregate amounts of $5 million in 2006, $20 million in 2007, $25 million in 2008 and $57.3 million in March 2009. The amended indebtedness bears interest at a rate of 12% per annum, payable semi-annually in arrears, as compared to 10% per annum for the period prior to the effectiveness of the amendments. The parties also agreed to amendments to the financial covenants in the agreements to reflect current financial and operating conditions. The amended indebtedness is subject to optional prepayment at a cost of 101% until July 29, 2006 and at par thereafter. Each of IMPSAT Argentina and IMPSAT Brazil (with respect to the Amendment to which it is a party), on the one hand, and the lenders of the amended indebtedness, on the other hand, have an option to further amend the agreements governing such indebtedness to provide that the Company will be the primary borrower, and IMPSAT Argentina and IMPSAT Brazil the respective guarantors of the portions of the indebtedness currently owed by them, subject to certain terms and conditions. The terms and conditions of the amendments were negotiated by a special committee of the Company’s board of directors that was formed to explore recapitalization alternatives.

Additionally, our subsidiaries have financial obligations for an aggregate principal amount of $42.0 million that do not carry any guaranty from our Corporation. This amount comprises a bond issued by IMPSAT Colombia in local currency with a current book value of $19.7 million, several bank and leasing lines in Colombia for an aggregate of $9.4 million; a defaulted obligation of IMPSAT Argentina totaling approximately $7.6 million in outstanding principal; and a number of bank lines in Brazil ($2.2 million), Peru ($2.0 million) and Argentina ($0.6 million).

We have a history of incurring losses that may make it difficult to fund our future operations.

We have yet to establish any history of profitable operations. We recorded net income of $740.5 million in 2003, which net income was attributable to the effect of the financial restructuring that resulted from the consummation of the Plan and related transactions, and net losses of $14.2 million in 2004 and $36.2 million in 2005. Increased competition, adverse economic conditions in our countries of operation and other factors have negatively affected our financial condition and business operations. Our revenues may not be capable of funding our operations and, based on our current business plan, we will not internally generate sufficient funds to meet our maturing obligations in the future. We expect that our revenues will not be sufficient to sustain our operations. We will need to obtain significant additional financing to achieve and sustain profitability, and to fund our operating requirements. There can be no assurance that such additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional funding is not available or is available on terms that are not acceptable to us, our ability to fund our operations will be significantly impaired.

We continue to be leveraged and our debt service requirements make us more vulnerable to economic downturns in the markets we service or in the economy in general.

At December 31, 2005, our total consolidated debt was $248.1 million. Because of our substantial indebtedness, we are highly leveraged. This means that our payments on our borrowings are significant in relation to over revenue and cash flow. This leverage exposes us to significant risk in the event of downturns in our business, in our industry or in the economy generally, because, in the event of such downturns, our cash flows would decrease, however, our required payments in respect of our indebtedness will not.

Our current indebtedness restricts our ability to obtain additional financing and, because we may be more leveraged than some of our competitors, may place us at a competitive disadvantage. Also, the indentures and other financing agreements that we entered into contain covenants that impose operating and financial restrictions on us. These covenants could adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities that may be in our interest. For example, in the first half of 2005, IMPSAT Brazil failed to comply with certain financial ratios on its approximately $90.8 million of Senior Secured Notes. We obtained waivers of the non-compliance from the holder of the notes, and the operating and financial restrictions were modified in the Amendments. There can be no assurance that we will be able to avoid non-compliance and obtain waivers in the future.

As a result of the implementation of our plan of reorganization, we have a significant concentration of holders of our shares of our common stock.

As part of the Plan, a small number of holders of claims received distributions of a significant number of shares of our common stock or of securities convertible into or exercisable for such common stock. If those holders were to act as a group, they would be in a position to control the outcome of actions requiring stockholder approval, including and the approval of mergers or other business combinations, regardless of the approval of other stockholders. The concentration of ownership could also facilitate or hinder a negotiated change of control of the company and, consequently, affect the value of the common stock.

As a result of the implementation of the Plan, our initial directors were nominated by certain initial holders of our securities. As long as these initial holders continue to hold a certain percentage of our common stock or securities convertible into our common stock, common stockholders will not have the right to elect individuals to our board of directors and, as a result, they will have little or no participation in our business affairs.

Further, the possibility that one or more of the holders of significant numbers of shares of the common stock may determine to sell all or a large portion of their shares of common stock in a short period of time may adversely affect the market price of the common stock.

There is a limited trading market for our common stock.

There is currently a limited trading market for our common stock, which began trading on the Nasdaq OTC Bulletin Board under the symbol “IMFN” on June 13, 2003. Prior to June 13, 2003, there was no established market for our common stock since the date of our emergence from bankruptcy. There can be no assurance that an active trading market for our common stock will develop or be sustained.

We are restricted in our ability to pay dividends.

We do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, the covenants under the indentures governing our Senior Notes and under other financing agreements we have entered into limit the ability of our company to pay dividends. Certain institutional investors may only invest in dividend paying securities or may operate under other restrictions that may prohibit or limit their ability to invest in our common stock.

Our historical financial information is not comparable to our current financial condition and results of operations.

As a result of our emergence from bankruptcy during March 2003, we have been operating our business with a new capital structure since April 1, 2003. We were also subject to fresh-start reporting prescribed by accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP. As a result of our fresh-start reporting, on April 1, 2003, the carrying value of our fixed assets and the related depreciation expense and our interest expense due to changes in our debt structure, among other things, changed considerably from that reflected in our historical consolidated financial statements. Accordingly, our financial condition and results of operation for the periods prior to April 1, 2003 are not comparable to results of operations reflected in our historical financial statements, making it difficult to assess our future prospects based on historical performance.

Risks Related to Our Business

Economic and political conditions in Latin America pose numerous risks to our operations.

Substantially all of our revenues are derived from operations in Latin America. During 2004 and 2005, approximately 31.6% and 30.8% of our consolidated net revenues were provided by IMPSAT Argentina, and approximately 24.9% and 24.4% were provided by IMPSAT Colombia. Our company also has operations in Venezuela, Brazil, the United States, Ecuador, Chile and Peru. Of these, Argentina, Brazil, Venezuela, Ecuador and Peru, where we have significant operations, have experienced political and economic instability in recent years. Moreover, as events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political crises elsewhere in the region. Furthermore, events in recent years in other developing markets have placed pressures on the stability of the currencies of a number of countries in Latin America, including Argentina, Brazil, Colombia and Venezuela. While certain areas in the Latin American region have experienced economic growth, this recovery remains fragile. Pressures on the local currencies in the countries in which we operate are likely to have an adverse effect on many of our customers, which, in turn, could adversely affect us. Volatility in regional currencies and capital markets has also had an adverse effect on our ability and that of our customers to gain access to international capital markets for necessary financing and refinancing. A lack of international capital sources for emerging market borrowers could have a material adverse effect on us and many of our customers.

Notwithstanding these circumstances, the economic and political landscapes in Latin America have demonstrated signs of improvement in recent years. According to published reports, during 2005 Argentina’s gross domestic product (GDP) grew by 8.4% and Brazil’s GDP grew by 2.6%. During 2005, Colombia’s GDP grew by 4.4% and Venezuela’s GDP increased by 9.4%.

While Argentina appears to be economically recovering it still faces political and financial instability.

A significant portion of our operations, properties and customers are located in Argentina. Net revenues from our Argentine operations, acting through IMPSAT Argentina, for each of 2004 and 2005 represented approximately 31.6% and 30.8% of our consolidated net revenues during those years. Accordingly, our financial condition and results of operations depend to a significant extent on macroeconomic and political conditions prevailing from time to time in Argentina.

While Argentina appears to be economically recovering, it still faces political and financial instability. Economic growth has lost some of last year’s strong rebound. During 2005, Argentina’s gross domestic product (GDP) grew by 8.4% and is expected to growth by 7% in 2006. With growing wage pressures and some monetary accommodations on account of unsterilized foreign exchange interventions, inflation has accelerated, with annual rates rising from 6 percent at December 31, 2004 to above 12 percent at December 31, 2005.

The Argentine economy has experienced significant volatility in recent decades, including numerous periods of low or negative growth and high and variable levels of inflation and devaluation. Since the peak of the most recent economic crisis during the first half of 2002, Argentina’s economy has experienced positive growth. The gross domestic product increased during 2004 by 8.8%, and although the value of Argentina’s currency showed volatility compared to the U.S. dollar, it stabilized in 2005. As further indication of the improvement, the gross domestic product continued its upward trend in 2005, increasing by 8.4%. However, there can be no assurance that the Argentine economy will continue to grow at current rates, or at all, in the future. If Argentina’s economic growth slows, stops or contracts, there could result a material adverse effect on IMPSAT Argentina’s and our consolidated cash flows, financial condition and results of operations.

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

In January 2006 Argentina prepaid its entire outstanding obligations to the International Monetary Fund, totaling $9.9 billion. This repayment was made with International Reserves and the Central Bank was compensated with 10-year, dollar-denominated, non-transferable notes.

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

Although the Argentine peso has appreciated, the continued political and financial instability could adversely affect its valuation

Following the collapse of Argentina’s dollar-peso parity regime and the implementation of a floating exchange rate system in early 2002, the peso has fluctuated significantly. After trading as low as 3.87 pesos to the U.S. dollar in June 2002, and generally appreciating against the U.S. dollar since early 2003, it recently depreciated. At December 31, 2004, the exchange rate was 2.98 pesos to the U.S. dollar, and at December 31, 2005, the exchange rate was 3.03 pesos to the U.S. dollar. During the first months of 2006, the exchange rate reached 3.09 pesos to the U.S. dollar as a consequence of Central Bank interventions directed towards an International Reserves level recomposition. The Central Bank intends to restore itself to prior to IMF payment levels by the end of 2006. As a consequence, the exchange rate is not expected to appreciate in 2006.

A devaluation of the Argentine peso would affect our consolidated financial statements by generating foreign exchange transaction gains or losses on dollar-denominated monetary assets and liabilities of IMPSAT Argentina and generally would result in a decrease, in U.S. dollar terms, in our revenues, costs and expenses in Argentina.

In February 2002, the Argentine government instituted the “pesification” decree. Generally, this decree mandates that all monetary obligations arising from agreements subject to Argentine law denominated in foreign currency and existing as of January 6, 2002 are mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso. Contracts denominated in pesos before the decree continued to be denominated in pesos, unaffected by the decree. Currently, a significant number of IMPSAT Argentina’s customer contracts (approximately 55.04% of such contracts) and a large percentage of its operating cash inflows (approximately 44.96% of such cash flows) are now denominated in pesos. However, IMPSAT Argentina’s debt service payments and a significant portion of its costs (including capital equipment purchases and payments for certain leased satellite and terrestrial capacity) remain denominated and payable in U.S. dollars.

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

Brazilian economic and political conditions may have a direct impact on our operations

Brazil, as the largest country and economy in Latin America, represents a significant existing and potential market for us. Our company, acting through IMPSAT Brazil, has expanded its operations in Brazil since that subsidiary’s inception in 1998. Revenues from services from our Brazilian operations for 2004 and 2005 represented approximately 14.7% and 18.9%, respectively, of our consolidated net revenues for such periods. For 2005, our operations in Brazil represented the third largest source of revenues among the eight countries in which we operate. Accordingly, our operations in Brazil subject our financial condition and results of operations to various additional economic and political risks.

Our business, financial condition and result of operations in Brazil may be adversely affected by changes in policy involving factors outside of our control, such as monetary and fiscal policies, currency fluctuations, energy shortages, and, other political, social and economic developments in or affecting Brazil.

In early 1999, the Brazilian government allowed the real to float freely, resulting in a 38% devaluation against the U.S. dollar from January 14, 1999 through December 31, 2000. From 2000 through 2002, Brazil’s currency experienced further significant devaluations against the U.S. dollar. These had a negative effect on our real-denominated revenues. In addition, currency devaluations can also create inflationary pressures. Inflation itself, as well as some governmental measures to combat inflation, had significant negative effects on the Brazilian economy in the past. However, at December 31, 2004 and 2005, Brazil’s currency had appreciated against the U.S. dollar by 8.9% and 13.4%, respectively.

At December 31, 2004, the real traded at a rate of R$2.65 = $1.00. During 2005, the real appreciated further, trading at a rate of R$2.34=$1.00 at December 31, 2005. At March 15, 2006, the real traded at a rate of R$2.12 = $1.00. Brazil’s GDP increased by around 5.0% during 2004, its best performance since 1994, but increased by 2.6% in 2005. Despite appreciation of the real against the U.S. dollar during 2004, the stabilization of inflation, and expansion in the economy, growth slowed in the fourth quarter of 2005, raising cautions about the economic rebound’s sustainability. Failure to successfully implement necessary economic reforms and measures to preserve social and political stability and achieve economic growth in Brazil could prompt adverse responses from the international capital markets and investor community and halt or reverse any economic recovery in that country. The political and economic volatility in Brazil have had, and can be expected to continue to have, a material adverse effect on IMPSAT Brazil’s and our overall financial condition and results of operations.

Political and economic conditions in Venezuela may have an adverse impact on our operations

After over four years of civil unrest in Venezuela, and removal and reinstatement of that country’s head of state, President Hugo Chavez, a referendum calling for recall of Mr. Chavez from office was voted on in August

2004. Over 59% of those voting in the referendum voted to retain President Chavez for the remainder of his term ending in December 2006.

Since the recall referendum, and despite continued civil unrest, the Venezuelan economy has been able to sustain growth. Preliminary figures issued by the Central Bank reflect that the Venezuelan economy grew by 9.3% in 2005, compared to 2004. The growth appears to be stimulated by the Venezuelan government’s emphasis on servicing specific areas, such as health and education, and nourishing subsidies, and private sector expansion motivated by construction, commerce and financial sectors.

Recent approval of modifications in the laws of the Central Bank of Venezuela, known as Ley del Banco Central de Venezuela, and the creation of a fund to promote the growth of the nation, known as Fondo de Desarrollo Nacional (FONDEN), have changed the structure and the manner in which the public sector finances are managed. These modifications provide the executive power with greater access to national resources, with limited supervision by the legislative power. It suggests the government may use certain of its international reserves for investment in social welfare. It is estimated FONDEN will commence with $6.0 million in funding.

Further, Petróleos de Venezuela S.A., Venezuela’s oil refinery, has announced that it will limit sales of petroleum to amounts sufficient to cover its operational costs, which could lead to reduced reserves of the Central Bank, and loss of the benefit of the income generated by the oil sectors. This can have adverse consequences that must be considered as we continue our operations in Venezuela.

In addition, the Venezuelan government imposed foreign exchange and price controls, which commenced in February 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. The Venezuelan Government, through an agency called CADIVI, controls the flow of currency out of Venezuela. Requests for payments abroad for imports, services, financial debt or capital repatriations must be submitted to CADIVI, which approves the applications on a case-by-case basis, depending on the circumstances, causing long delays in the payments. In particular, CADIVI has been reluctant and cautious to authorize payments for services such as satellite capacity and software licensing, which, if this continues, could limit our ability to obtain the supplies required by our operation because of inability to make payment in a timely manner. Moreover, after a number of devaluations, the bolivar is set at a fixed exchange rate against the U.S. dollars of Bs. 2,150 = $1.00, which was in effect at December 31, 2004 and December 31, 2005.

Continuation or worsening of the political and economic conditions in Venezuela could materially and adversely impact our future business, operations, financial condition and results of operations

We are vulnerable to currency fluctuations, devaluations and restrictions that may increase our losses and cause fluctuations in our operating results

A significant portion of our costs, including lease payments for certain satellite and fiber optic capacity, purchases of capital equipment, and payments of interest and principal on our indebtedness, is payable in U.S. dollars. Our results of operations and financial conditions are therefore vulnerable to currency devaluations. Following the “pesification” decree, our contracts that were governed by Argentine law, denominated in foreign currency and existing as of January 6, 2002 were mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso, subject to adjustment pursuant to the Argentine CER consumer price index. In Brazil, our customer contracts with Brazilian counterparties cannot be denominated in U.S. dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar, although we are permitted to amend the pricing of our services for our long-term telecommunications service contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. The inflation adjustment provisions in these laws do not eliminate completely the currency exchange risk facing our operations in Argentina and Brazil. For example, contracts entered into between Argentine parties after the “pesification”

decree’s enactment that are initially denominated in pesos may not thereafter be adjusted according to the CER or any other consumer price index. Also, changes in the consumer price indices in Argentina and Brazil may lag or be lower than changes in the exchange rate between the Argentine and Brazil local currency and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Our operations in Argentina and Brazil represented a significant portion of our consolidated net revenues in 2005. Accordingly, our operations in Argentina and Brazil have exposed us, and will increase our exposure, to exchange rate risks.

Except in Brazil, the contracts of the Company and its subsidiaries with customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our net revenues during 2005. However, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, our operations in those other countries are also exposed to exchange rate risk.

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

Our earnings will deteriorate if we cannot collect on our customer accounts

As of December 31, 2005, our gross trade accounts receivable were $46.1 million compared to $41.4 million as of December 31, 2004. We recorded a net reversal of a provision for doubtful accounts of $1.1 million in 2005 compared to a net reversal of a provision of $3.9 million in 2004. At December 31, 2005, our allowance for doubtful accounts covered approximately 96.4% of our gross trade accounts receivable past due more than six months, compared to 115.0% as of December 31, 2004. As our business increases with small and medium customers and in relation to any economic contractions in our principal countries of operation, we may experience an increase in uncollectable accounts receivable. Difficulties in collecting amounts due from our customers could have a material adverse effect on our business, results of operations and financial condition.

We face numerous risks that could adversely affect our Broadband Network

Operating the Broadband Network may have a negative impact on our results of operations

Our operation of the Broadband Network (defined in “Item 1 – Business – General”), which may include the expansion into new services for our business customers, could involve any one or more of the following:

•	regulatory risks, including obtaining the appropriate licenses;

•	capital expenditures; and

•	competition from large, well-financed international telecommunications carriers.

Our ability to obtain new capital that we might require in the future to remain technologically competitive may be negatively affected by many factors beyond our control

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

PTOs have competitive advantages in the marketplace

As mentioned above, in most of our markets, our principal competitor is the local PTO or an affiliate of the local PTO, who generally has significant competitive advantages. For example, Telecom Argentina and

Telefonica are the PTOs in Argentina. In Brazil, our principal competitors are Embratel (Telmex), Brasil Telecom, Telefonica, and Telemar.

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

Downturn and further consolidation in the telecommunications industry could negatively affect our operations

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

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES

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

From 1995 to 2005, we managed and operated a fiber optic network covering 352 route kilometers in Bogotá, Colombia, pursuant to a joint venture with Empresa de Telecomunicaciones de Santafe de Bogotá, the Colombian PTO that provides local telephone service in the Bogotá region. We constructed our own metropolitan fiber optic network in Bogotá, Colombia. This network covers only a portion of the area served by our prior network and therefore requires us to lease links from third parties in areas that are not covered by our new dedicated network.

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

Data Centers. To compliment our Broadband Network infrastructure, we operate 15 advanced data center hosting facilities with an aggregate of approximately 500,000 gross square feet, including functional facilities, building shell, space for new modules, and corresponding office space in each, in major cities in Latin America. These facilities, which are capable of supporting advanced application hosting services, are located in Buenos Aires, Mendoza, Córdoba and Rosario, Argentina; São Paulo, Rio de Janeiro and Curitiba, Brazil; Santiago, Chile; Fort Lauderdale, Florida, United States; Bogotá, Colombia; Caracas, Venezuela; Quito, Ecuador; and Lima, Peru.

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

Satellite Services. Our satellite transmissions use both C-band (4-6 GHz) and Ku-band (11-14 GHz) frequencies. As of December 31, 2005, we had a total available leased capacity of approximately 709 MHz. Our lease payments for satellite capacity totaled approximately $23.1 million in 2005. We will contract for additional leased satellite capacity if business requires. A portion of our satellite capacity is leased by our wholly-owned subsidiary, International Satellite Capacity Holding, Ltd. This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries. We believe that this method of centralizing our leasing of telecommunications capacity provides us with better terms. We are currently in the process of upgrading the technologies used to provide satellite services. We believe this will allow us in the mid term to optimize our satellite capacity, although it might require additional investment.

Item 3.	LEGAL PROCEEDINGS

Chapter 11 Reorganization. As more fully described in Item 1—”Business” and Item 7—” Management’s Discussion and Analysis of Financial Condition and Results of Operations” we sought protection under Chapter 11 of the United States Bankruptcy Code on June 11, 2002. We developed a plan that was confirmed by the bankruptcy court on December 16, 2002. On March 25, 2003, the Plan became effective and we emerged from the proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to the terms of the Plan.

IPO Allocations Class Action. On November 1, 2001, a lawsuit, referred to as the IPO Class Action, was filed in the United States District Court for the Southern District of New York (the “Court”) against our company, certain individuals who were then officers and directors of our Company, and the underwriters to our initial public offering. This lawsuit alleged on behalf of a proposed class of all shareholders that our Company and its underwriters violated various provisions of the securities laws in connection with an initial public offering in February 2000. Pursuant to the Plan, the plaintiffs in the IPO Class Action received in connection with their claims the assignment of any insurance proceeds that we receive in connection with the litigation, but otherwise the claims of the plaintiffs against us or any of our other assets have been discharged as part of the Plan. In February 2005, the Court granted preliminary approval for a proposed settlement of the IPO Class Action. The settlement is subject to certain final determinations and a fairness hearing, which is presently scheduled for April 2006.

Employee Severance Litigation. On December 26, 2003, a lawsuit was filed in an Argentine court against IMPSAT Argentina by the former chairman of the Company’s board of directors, Mr. Enrique Pescarmona. This lawsuit alleged that IMPSAT Argentina failed to pay Mr. Pescarmona severance compensation in the amount of $2.9 million which the plaintiff believes is required by Argentine labor law in connection with his termination from the Company upon the effectiveness of the Plan. Discovery is currently ongoing. The Company believes that it has meritorious defenses to the allegations in the complaints and is defending the litigation vigorously.

We are also involved in or subject to various litigation and legal proceedings incidental to the normal conduct of our business, including with respect to regulatory and foreign tax assessment matters.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company during the fourth quarter of 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In accordance with the Plan, all pre-existing equity interests of IMPSAT Fiber Networks, Inc. were cancelled on the Effective Date. Our common stock, issued pursuant to the Plan, began to trade on the Nasdaq Over-The-Counter Bulletin Board June 30, 2003 under the new symbol “IMFN.” As of March 15, 2006, there were nine holders of record of our common stock, not including beneficial owners in nominee or street name. We have not paid any cash dividends on our common stock in the past two years, and do not anticipate paying any in the foreseeable future. In addition, the terms of our Senior Notes and other financing agreements we have entered into restrict our ability to pay dividends on our common stock.

The following tables show the high and low sales price of the common stock for quarters during the last two fiscal years, as reported on the Nasdaq Over-The-Counter Bulletin Board.

	2004
Quarter	High	Low
First	$7.70	$6.25
Second	$7.62	$6.52
Third	$6.45	$4.95
Fourth	$5.80	$4.20

	2005
Quarter	High	Low
First	$6.50	$5.30
Second	$6.50	$5.28
Third	$7.45	$5.80
Fourth	$7.50	$5.82

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

Upon our emergence from bankruptcy on the Effective Date, we have adopted “fresh start” reporting as required by the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” which we refer to as SOP 90-7. As a result of the implementation of SOP 90-7 fresh start reporting, the consolidated financial statements of our company from and after its emergence from bankruptcy, which we refer to as the Successor Company, will not be comparable to the consolidated financial statements of our company in prior periods, which we refer to as the Predecessor Company.

	Year Ended December 31,		Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003	Year Ended December 31,
	Predecessor Company 2001	Predecessor Company 2002	Predecessor Company 2003	Successor Company 2003	Successor Company 2004	Successor Company 2005
Statement of operations data:
Net revenues:
Broadband and satellite	$229,991	$173,265	$41,382	$120,855	$161,964	$172,852
Internet	45,403	27,243	5,733	18,308	26,125	30,591
Value added services	17,186	14,191	4,781	10,557	16,674	24,874
Telephony	11,762	14,327	4,106	13,568	21,673	24,967

Total net revenues from services	304,342	229,026	56,002	163,288	226,436	253,284
Sales of equipment	22,148	1,168	74	926	1,279	690

Total net revenues	326,490	230,194	56,076	164,214	227,715	253,974

Costs and expenses:
Direct costs:
Contracted services	40,629	19,199	4,125	13,376	21,285	24,379
Other direct costs	35,416	25,935	4,696	18,353	20,647	28,909
Leased capacity	87,057	74,679	17,407	49,516	67,632	74,990
Broadband network cost	3,335	—	—	—	—
Cost of equipment sold	10,472	576	48	803	963	631

Total direct costs	176,909	120,389	26,276	82,048	110,527	128,909
Salaries and wages	82,095	47,894	10,727	35,639	46,339	50,597
Selling, general and administrative	52,964	28,204	5,553	19,824	23,581	22,335
Asset impairment charge	381,888	—	—	—	—
Gain on extinguishment	—	(16,367)	—	(14,253)	(115)
Depreciation and amortization	123,678	82,766	19,358	29,535	44,797	55,324

Total costs and expenses	817,534	262,886	61,914	152,793	225,129	257,165

Operating (loss) income	(491,044)	(32,692)	(5,838)	11,421	2,586	(3,191)

Other income (expenses):
Interest income	10,687	1,907	200	1,068	1,136	1,433
Interest expense(1)	(143,521)	(75,815)	(1,909)	(14,435)	(21,106)	(32,394)
Net (loss) gain on foreign exchange	(41,182)	(91,884)	9,969	17,566	5,804	10,131
Recognition of other-than-temporary decline in value of investments	(20,650)	(794)	—	—	—
Reorganization items		(23,297)	726,127	—	—
Legal settlement		26,229	—	—	—
Other (loss) income, net	(2,125)	(5,896)	2,923	(4,689)	840	(7,735)

Total other (expenses) income	(196,791)	(169,550)	737,310	(490)	(13,326)	(28,565)

(Loss) income before income taxes	(687,835)	(202,242)	731,472	10,931	(10,740)	(31,756)
Provision for foreign income taxes	(27,420)	(2,273)	(406)	(1,454)	(3,479)	(4,492)

Net (loss) income	$(715,255)	$(204,515)	$731,066	$9,477	$(14,219)	$(36,248)

Net (loss) income per common share: Basic	$(7.82)	$(2.24)	$8.00	$0.96	$(1.42)	$(3.61)

Diluted	$(7.82)	$(2.24)	$8.00	$0.72	$(1.42)	$(3.61)

Weighted average number of common shares: Basic	91,429	91,429	91,429	9,917	9,994	10,054

Diluted	91,429	91,429	91,429	16,057	9,994	10,054

(1)	Contractual interest expense of $128.0 million for the year ended December 31, 2002 and $21.8 million for the three months ended March 31, 2003 (Predecessor Company).

	As of December 31,
	Predecessor Company			Successor Company
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$35,606	$32,563	$61,498	$63,655	$24,070
Trading investments	29,319	23,021	2,474	—	—
Total current assets	165,768	106,016	109,064	108,891	73,490
Property, plant and equipment, net	525,057	403,948	315,817	317,310	309,892
Investments in common stock	3,307	86	1,873	—	—
Total assets	718,574	520,683	440,629	443,907	399,543
Total current liabilities	1,133,635	402,986	82,086	115,450	111,172
Total short-term debt and current portion of long-term debt	967,399	281,680	11,851	47,748	19,772
Total long-term debt, net	23,189	27,592	249,394	233,335	228,331
Other long-term liabilities	14,973	15,280	11,904	16,109	16,295
Liabilities subject to compromise	—	727,522	—	—	—
Stockholders’ (deficiency) equity	(552,642)	(722,615)	97,245	79,013	43,745

	Year Ended December 31,		Three Months Ended March 31	Nine Months Ended December 31,	Year Ended December 31,
	Predecessor Company			Successor Company	Successor Company	Successor Company
	2001	2002	2003	2003	2004	2005
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$(35,793)	$27,533	$11,503	$19,219	$35,518	$32,449
Investing activities	21,460	(12,776)	(6,229)	12,619	(34,327)	(34,305)
Financing activities	(5,961)	(17,246)	(1,857)	(6,482)	2,737	(37,611)
Capital expenditures	204,735	21,652	3,266	18,213	39,379	34,305

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Reorganization

As previously disclosed in our filings with the Securities and Exchange Commission (the “SEC”), we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on June 11, 2002 (the “Bankruptcy Case”). We subsequently filed the Plan in the Bankruptcy Case, which Plan was confirmed in the Bankruptcy Case and became effective on the Effective Date, March 25, 2003, at which time we emerged from bankruptcy. Pursuant to the Plan, we substantially reduced our outstanding debt and annual interest expense and increased our liquidity. At December 31, 2002, prior to the effectiveness of the Plan, our long-term debt, including current maturities and estimated liabilities subject to the Chapter 11 proceeding, aggregated approximately $1.09 billion. Also at December 31, 2002, our total indebtedness (including unpaid accrued interest through the petition date related to the Plan) aggregated $1.04 billion and our cash, cash equivalents and trading investments totaled $55.6 million. As of March 31, 2003, upon the effectiveness of the Plan, our total indebtedness was reduced to approximately $267.5 million, and our cash, cash equivalents and trading investments totaled approximately $61.9 million.

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

Although we believe that our geographic diversification provides some protection against economic downturns in any particular country, our results of operations and business prospects depend upon the overall financial and economic conditions in Latin America. Most of the countries in which we operate are undergoing, or have experienced in recent years, political and economic volatility. These conditions have had, and may continue to have, material adverse effects on our business, results of operations and financial condition.

Costs and Expenses

Our costs and expenses principally include:

•	direct costs

•	salaries and wages

•	selling, general and administrative expenses

•	depreciation and amortization

Our direct costs include payments for leased satellite transponder, fiber optic and other terrestrial capacity. Other principal items composing direct costs are contracted services costs and allowance for doubtful accounts. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. Installation and de-installation costs are the costs we incur when we install or remove earth stations, micro-stations and other equipment from customer premises. Direct costs also include licenses and other fees, node expenses and sales commissions paid to third-party sales representatives and to our salaried sales force.

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

dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during 2005. Nevertheless, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, we are exposed to exchange rate risk, even in countries other than Argentina and Brazil.

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

Currency	December 31, 2003	December 31, 2004	December 31, 2005
	(exchange rate per U.S.$1.00)
Argentina peso	2.95	2.95	3.03
Brazil real	2.89	2.65	2.34

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

Argentina

In early January 2002, the Argentine government abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and traded as low as 3.87 pesos to the U.S. dollar on June 26, 2002. At both December 31, 2003 and 2004, the exchange rate was 2.95 pesos to the U.S. Dollar. At December 31, 2005, the exchange rate was 3.03 pesos to the U.S. Dollar. Currently, IMPSAT Argentina’s customer contracts and operating cash inflows are now predominantly denominated in pesos.

Brazil

At December 31, 2004, the real traded at a rate of R$2.65 = $1.00, and it appreciated to R$2.34 = $1.00 at December 31, 2005. The daily average exchange rate for the real during 2005 was R$2.41= $1.00, as compared to R$2.92 = $1.00 during 2004.

Venezuela

In February 2003, the Venezuelan government imposed foreign exchange and price controls in response to adverse economic conditions resulting from a nation-wide strike that commenced in December 2002, setting a rate of Bs.1,600 = U.S.$1.00. The exchange controls make it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis and also severely limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela in a timely manner without substantial cost. At December 31, 2004, the exchange rate for the bolivar was set at a rate of Bs.1,920 = $1.00, and on March 30, 2005, the Venezuelan government devalued the bolivar to a rate of Bs. 2,150 = $1.00, where it remains to date. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela. Future devaluations of the Venezuelan bolivar and/or the implementation of more stringent exchange control restrictions in that country could have a material adverse effect on our financial condition and results of operations in Venezuela.

Termination of Mexican Operations

During the first quarter of 2003, we determined to close our operations in Mexico, which we initially established in 1994. We entered into agreements with various parties to sell our real estate and other real and personal property, including our permits and licenses and our contracts with customers. These transactions closed during 2003. Our results for the year ended December 31, 2003 accordingly include revenues and expenses related to the operations and the sale of our Mexican operations, and the results for the years ended December 31, 2004 and December 31, 2005 do not include such revenues or expenses.

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

Revenue Recognition

We record revenues from data, value-added, telephony, and Internet services monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by the customer. Our revenues from installation fees are less than our direct expenses for installations. Therefore, installation fees generally are recognized upon (i) the completion of the installation of customer premise equipment, and (ii) the invoicing of such fees to the customer. If the installation charges are greater than the direct expenses, the amounts are deferred and recognized over the estimated life of the customer.

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

We record our revenues net of deductions for sales taxes. These taxes are assessed by the governmental taxing authorities in a number of countries in which we operate based on a percentage of gross revenues and totaled approximately $2.0 million, $6.7 million, $10.8 million and $14.1 million for the three months ended March 31, 2003 (Predecessor Company), the nine months ended December 31, 2003 and for the years ended December 31, 2004 and 2005 (Successor Company), respectively.

Non-Monetary Transactions

We may exchange capacity on our Broadband Network for capacity from other carriers through the exchange of IRUs. We account for these transactions as an exchange of similar IRUs at historical carryover basis with no revenue, gain or loss recognized.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153 (“SFAS No. 153”), Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 during 2006 to have a material impact on our financial condition or results of operations.

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

Changes in Policies

These policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during 2005, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during 2005.

New Accounting Pronouncements

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

The valuation model and amortization assumption used by the Company continues to be available. The Company adopted SFAS No. 123(R) on January 1, 2006. The Company expects the impact on its 2006 earnings to be approximately $0.4 million as all remaining non-vested options as of January 1, 2006, vest during 2006. In addition, the Company will use the modified prospective method and will utilize the Black-Scholes option pricing model to determine the fair value of its option grants. See above for the pro forma effect for each of the periods presented, using the existing valuation and amortization assumptions.

Period Comparisons

As discussed above, under SOP 90-7 fresh starting reporting, our consolidated financial statements after the Effective Date are those of a new reporting entity (the Successor Company) and certain costs are not comparable to those of our company during pre-Effective Date periods (the Predecessor Company). For purposes of this discussion, combined results for the year ended December 31, 2003 combine the three-month period ended March 31, 2003 (for the Predecessor Company) with the nine-month period beginning April 1, 2003 and ending December 31, 2003 (for the Successor Company). Differences between periods due to fresh start accounting adjustments are explained when necessary. The lack of comparability in the accompanying consolidated financial statements is most apparent in our capital costs (interest expense and depreciation and amortization), as well as long-term indebtedness and reorganization items.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,
	Combined Results		Successor Company		Successor Company
	2003		2004		2005
	(in thousands and as a percentage of consolidated revenues)
Net revenues :
Net revenues from services :
Broadband and satellite	$162,237	73.6%	$161,964	71.1%	$172,852	68.1%
Internet	24,041	10.9	26,125	11.5	30,591	12.0
Value added services	15,338	7.0	16,674	7.3	24,874	9.8
Telephony	17,674	8.0	21,673	9.5	24,967	9.8

Total net revenues from services	219,290	99.5	226,436	99.4	253,284	99.7
Sale of equipment	1,000	0.5	1,279	0.6	690	0.3

Total net revenues	220,290	100.0	227,715	100.0	253,974	100.0

Direct costs :
Contracted services	17,501	7.9	21,285	9.3	24,379	9.6
Other direct costs	23,049	10.5	20,647	9.1	28,909	11.4
Leased capacity	66,923	30.4	67,632	29.7	74,990	29.5
Cost of equipment sold	851	0.4	963	0.4	631	0.2

Total direct costs	108,324	49.2	110,527	48.5	128,909	50.8
Salaries and wages	46,366	21.1	46,339	20.3	50,597	19.9
Selling, general and administrative expenses	25,377	11.5	23,581	10.4	22,335	8.8
Gain on extinguishment	(14,253)	(6.5)	(115)	(0.1)	—	—
Depreciation and amortization	48,893	22.2	44,797	19.7	55,324	21.8
Interest expense, net	15,076	6.8	19,970	8.8	30,961	12.1
Net gain on foreign exchange	27,535	12.5	5,804	2.5	10,131	4.0
Reorganization items	726,127	329.6	—	—	—	—
Other (loss) income, net	(1,766)	(0.8)	840	0.4	(7,735)	(3.0)
Provision for foreign income taxes	(1,860)	(0.8)	(3,479)	(1.5)	(4,492)	(1.8)

Net income (loss)	$740,543	336.2%	$(14,219)	(6.2)%	$(36,248)	(14.3)%

2005 Compared to 2004

Revenues. Our total net revenues for 2004 and 2005 equaled $227.7 million and $254.0 million, respectively. Net revenues were composed of net revenues from services and sales of equipment.

Our net revenues from services for 2005 totaled $253.3 million, an increase of $26.8 million (or 11.9%) compared to 2004. Our net revenues from services during 2005 included net revenues from:

•	satellite and broadband data transmission services

•	Internet, which is composed of our Internet backbone access and managed modem services

•	value-added services, including hosting, housing and co-location services, and

•	telephony, including local, national and international long-distance services

The following table shows our revenues from services by business lines for the periods indicated:

	Combined Results December 31,		Successor Company December 31,		Successor Company December 31,
	2003	% change(1)	2004	% change(1)	2005
	(dollar amounts in thousands)
Broadband and satellite	$162,237	(0.2)%	$161,964	6.7%	$172,852
Internet	24,041	8.7	26,125	17.1	30,591
Value added services(2)	15,338	8.7	16,674	49.2	24,874
Telephony	17,674	22.6	21,673	15.2	24,967

Total net revenues from services	$219,290	3.3%	$226,436	11.9%	$253,284

(1)	Increase (decrease) compared to previous year.
(2)	Includes our data center services, systems integration and other information technology solutions services.

The increase in our net revenues from services in 2005, as compared to 2004, was due to increases in revenues from broadband and satellite, Internet, value added and telephony services.

•	Revenues from broadband and satellite services increased due to higher sales of IP services, primarily in Brazil, Argentina and Ecuador.

•	We experienced higher Internet revenues principally because of new customers and expansion of services to existing customers, primarily in Brazil, Argentina and Ecuador.

•	Our revenues from value added services increased primarily because of higher sales of housing and hosting services, and managed services, mainly in Brazil and Colombia.

•	We experienced increased revenues from telephony services principally due to higher sales to corporate customers in Argentina and Brazil.

All of our product lines revenues benefited from increased customer base and improved macroeconomic conditions throughout Latin America.

We had 4,336 customers at December 31, 2005, compared to 3,314 customers at December 31, 2004. As we expand, the average size of customer, including the average revenues per customer, has decreased. During 2005 we do not believe that we lost any major customers to our competitors.

The following table shows the evolution of our customer base for the periods indicated:

	As of December 31,
	2004	2005
	Number of Customers		% Change(1)
IMPSAT Argentina	1,236	1,842	49.0
IMPSAT Colombia	788	839	6.5
IMPSAT Brazil	451	502	11.3
IMPSAT Venezuela	200	244	22.0
IMPSAT Ecuador	263	401	52.5
IMPSAT Chile	113	126	11.5
IMPSAT Peru	178	282	58.4
IMPSAT USA	85	100	17.6

Total	3,314	4,336	30.8%

(1)	Increase (decrease) as of December 31, 2005 compared to as of December 31, 2004.

During 2005, we gained a net total of 1,022 customers, an increase of 30.8% compared to the prior year, due mainly to an increase in new customers (mostly medium-sized corporations) in Argentina, Ecuador and Peru. In addition to net revenues from services, our total net revenues for 2005 included revenues from sales of equipment. Revenues from equipment sales for 2005 were $0.7 million, as compared to $1.3 million in 2004. Because equipment sales are ancillary to our core business and are generally engaged in by our company only on an opportunistic basis, we are currently unable to predict more than minimal sales of equipment during 2006.

The following table shows by operating subsidiary our revenues from services and total revenues (in each case, including inter-company transactions) for the periods indicated:

	Year Ended December 31,
	Combined Results	Successor Company	Successor Company
	2003	2004	2005
	(in thousands)
IMPSAT Argentina
Services	$57,990	$71,291	$78,122
Sale of equipment	571	703	42

Total	58,561	71,994	78,164

IMPSAT Colombia
Services	54,402	56,532	61,852
Sale of equipment	168	141	128

Total	54,570	56,673	61,980

IMPSAT Brazil
Services	30,474	33,420	48,058
Sale of equipment	—	51	—

Total	30,474	33,471	48,058

IMPSAT Venezuela
Services	34,765	33,070	30,986
Sale of equipment	140	70	90

Total	34,905	33,140	31,076

IMPSAT Ecuador
Services	16,279	17,616	19,891
Sale of equipment	5	244	364

Total	16,284	17,860	20,255

IMPSAT Chile
Services	7,819	7,726	8,591
Sale of equipment	—	—	—

Total	7,819	7,726	8,591

IMPSAT Peru
Services	13,444	14,642	15,413
Sale of equipment	25	—	—

Total	13,469	14,642	15,413

IMPSAT USA
Services	30,320	27,599	26,960
Sale of equipment	92	71	66

Total	30,412	27,670	27,026

International Satellite Capacity Holding, Ltd.(1)
Services	14,334	11,100	9,847

Total	14,334	11,100	9,847

Other
Services	924	—	—
Sale of equipment	—	—	—

Total	924	—	—

(1)	This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries.

Our net revenues at IMPSAT Argentina increased during 2005. Our total net revenues at IMPSAT Argentina for 2005 totaled $78.2 million, an increase of $6.2 million (or 8.6%) compared to 2004. The increase is mostly related to higher telephony services delivered to corporate customers and higher IP services to new and existing customers in broadband and satellite. Argentina is our largest market in terms of number of customers and revenues. After a four-year period of economic difficulties and contraction that included the default by the Argentine government of its external public debt and the devaluation of the peso, the Argentine economy has grown during 2004 and 2005. Nonetheless, Argentina continues to experience a lack of access to international capital markets. A renewed decline in political and economic conditions in Argentina, our largest country of operation, could materially affect our financial condition and results of operations.

IMPSAT Brazil’s total net revenues for 2005 totaled $48.1 million, an increase of $14.6 million (43.6%) compared to 2004. At December 31, 2004, the real traded at a rate of R$2.65 = $1.00 and it appreciated to R$2.34 = $1.00 at December 31, 2005. IMPSAT Brazil increased revenues as a result of increased delivery of services to existing and new customers. All product lines showed an increase in services and revenues. In addition, revenues at IMPSAT Brazil, benefited from the revaluation of the real, and the improvement of Brazil’s economic conditions. Net revenues increased by approximately $7.5 million as a consequence of higher services delivered and $7.1 million as a consequence of currency revaluation. The average daily exchange rate for the real during 2005 was R$2.41 = $1.00, as compared to the same average in 2004 of R$2.92 = $1.00. However, any future devaluations of the real or contraction of the Brazilian economy would have an adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations.

IMPSAT Colombia recorded total net revenues of $62.0 million during 2005, compared to $56.7 million for 2004. This increase is mainly attributed to the revaluation of revenues denominated in Colombian pesos, new customer contracts and expansion of services (particularly data center and broadband and satellite services) provided to existing customers. Revenues at IMPSAT Venezuela equaled $31.1 million for 2005, compared to $33.1 million for 2004. Venezuela has experienced and continues to experience political and economic uncertainty. The Venezuelan government imposed foreign exchange and price controls during February 2003, making it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela and to obtain U.S. dollars required to purchase needed telecommunications equipment and repair parts. The continuation or worsening of this crisis in Venezuela could have a material adverse effect on IMPSAT Venezuela’s results of operations and financial condition.

IMPSAT USA recorded total net revenues of $27.0 million for 2005, compared to $27.7 million for 2004. The decrease is primarily a consequence of lower Internet revenues from broadband and satellite services, offset by increased sales of internet services. IMPSAT Ecuador recorded total net revenues of $20.3 million for 2005, compared to $17.9 million for 2004. The increase is due primarily to expansion of customer base and services to existing customers, mainly in broadband and satellite capacity, and internet connections. IMPSAT Peru recorded total net revenues of $15.4 million for 2005, compared to $14.6 million for 2004. The increase was mainly related to higher telephony services. IMPSAT Chile recorded total net revenues of $8.6 million for 2005, compared to $7.7 million for 2004. The increase was primarily due to higher sales of housing and value added services.

Direct Costs. Our direct costs for 2005 totaled $128.9 million, an increase of $18.4 million (or 16.6%), compared to 2004. Direct costs of our subsidiaries are described prior to the elimination of inter-company transactions. The increase in our direct costs is directly attributable to increased sales of services and the effects of currency revaluation in Columbia and Brazil, except in IMPSAT Venezuela and IMPSAT USA, where direct costs decreased due to lower sales of services.

The following table shows, by operating subsidiary, our direct costs for the periods indicated, and variations between each period:

	As of December 31,
	2004	2005
	Direct Costs		$ Change	% Change
IMPSAT Argentina	$35,006	$41,757	$6,751	19.3%
IMPSAT Colombia	29,136	33,922	4,786	16.4%
IMPSAT Brazil	17,167	24,210	7,043	41.0%
IMPSAT Venezuela	13,922	12,414	(1,508)	(10.8)%
IMPSAT Ecuador	8,270	9,849	1,579	19.1%
IMPSAT Chile	4,226	4,672	446	10.6%
IMPSAT Peru	10,968	11,797	829	7.6%
IMPSAT USA	18,154	17,461	(693)	(3.8)%
Other(1)	(26,322)	(27,173)	(851)	3.2%

Total	$110,527	$128,909	$18,382	16.6%

(1)	This includes direct costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions

(1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During 2005, our contracted services costs totaled $24.4 million, an increase of $3.1 million (or 14.5%) compared to 2004. Of this amount, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $14.2 million for 2005 compared to $13.9 million during 2004. Installation costs totaled $10.2 million for 2005 compared to $7.4 million in 2004. Our installation costs increased because we had more new customers and expanded our network during 2005 compared to 2004. In addition, currency revaluation in Brazil and Colombia served to increase contracted services costs in 2005.

The following table shows, by operating subsidiary, our costs for contracted services for the periods indicated, and variations between each period:

	As of December 31,
	2004	2005
	Contracted Services		$ Change	% Change
IMPSAT Argentina	$7,143	$7,679	$536	7.5%
IMPSAT Colombia	4,949	5,246	297	6.0%
IMPSAT Brazil	2,665	4,599	1,934	72.6%
IMPSAT Venezuela	1,797	2,013	216	12.0%
IMPSAT Ecuador	1,486	1,902	416	28.0%
IMPSAT Chile	1,048	992	(56)	(5.3)%
IMPSAT Peru	741	773	32	4.3%
IMPSAT USA	703	475	(228)	(32.4)%
Other(1)	753	700	(53)	(7.0)%

Total	$21,285	$24,379	$3,094	14.5%

(1)	This includes contracted services costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions

(2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to internal sales personnel and third-party sales representatives; and our provision for doubtful accounts. We recorded other direct costs of $28.9 million, an increase of $8.3 million (or 40.0%) compared to 2004.

Sales commissions paid to third-party sales representatives for 2005 totaled $7.5 million compared to $7.8 million in 2004, primarily due to increased use of our internal sales force in IMPSAT Brazil instead of third-party sales representatives.

We recorded a net reversal of our provision for doubtful accounts of $1.1 million for 2005, compared to a net reversal of $3.9 million for the previous year. The net reversal of 2004 related principally to our settlement with Global Crossing concerning certain disputes that we had with that company. We recorded a net reveral of $1.7 million in connection with the Global Crossing settlement. At December 31, 2005, our allowance for doubtful accounts covered approximately 96.4% of our gross trade accounts receivable past due more than six months compared to 115.0% at December 31, 2004. The average days in quarterly gross trade accounts receivable decreased from 52 days at December 31, 2004 to 50 days at December 31, 2005.

The following table shows, by operating subsidiary, other direct costs for the periods indicated, and variations between each period:

	As of December 31,
	2004	2005
	Other Direct Costs		$ Change	% Change
IMPSAT Argentina	$5,523	$8,648	$3,125	56.6%
IMPSAT Colombia	4,578	6,489	1,911	41.7%
IMPSAT Brazil	5,528	7,384	1,856	33.6%
IMPSAT Venezuela	2,227	3,292	1,065	47.8%
IMPSAT Ecuador	691	1,064	373	54.0%
IMPSAT Chile	226	363	137	60.6%
IMPSAT Peru	816	1,128	312	38.2%
IMPSAT USA	1,099	891	(208)	(18.9)%
Other(1)	(41)	(350)	(309)	753.7%

Total	$20,647	$28,909	$8,262	40.0%

(1)	This includes other direct costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions

(3) Leased Capacity. Our leased capacity costs for 2005 totaled $75.0 million, representing 29.5% of our net revenues, as compared to $67.6 million, representing 29.7% of our net revenues, in 2004. The increase in leased capacity costs in 2005 of $7.4 million (or 10.9%) compared to 2004 is attributable to increased revenues and services, except in IMPSAT Venezuela, where leased capacity costs decreased due to reduced inter-company transactions.

Our leased capacity costs for satellite capacity for 2005 totaled $23.1 million, a decrease of $0.7 million (or 2.9%) compared to 2004. The decrease in our leased satellite capacity costs was principally due to reduction in satellite capacity prices and migration of our satellite-based services to terrestrial-based services on our proprietary network or leased terrestrial links. We had approximately 709 MHz of leased satellite capacity at December 31, 2005 and 706 MHz at December 31, 2004.

Our costs for dedicated leased capacity on third-party fiber optic networks totaled $35.4 million for 2005, an increase of $6.3 million (or 21.5%) compared to 2004. These costs were incurred principally in Argentina, Brazil, Colombia and Ecuador. We will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services. The increase in costs for dedicated leased capacity on third-party fiber optic networks was principally due to the migration of our customers from satellite-based services to terrestrial-based services and an increase in services requiring fiber optic capacity outside of the footprint of our Broadband Network. In addition, currency revaluations in Brazil and Colombia contributed to the increases in these costs.

The following table shows, by operating subsidiary, our leased capacity costs for the periods indicated, and variations between each period:

	As of December 31,
	2004	2005
	Leased Capacity		$ Change	% Change
IMPSAT Argentina	$20,499	$24,060	$3,561	17.4%
IMPSAT Colombia	18,449	21,148	2,699	14.6%
IMPSAT Brazil	8,084	11,407	3,323	41.1%
IMPSAT Venezuela	8,591	6,221	(2,370)	(27.6)%
IMPSAT Ecuador	5,256	6,184	928	17.7%
IMPSAT Chile	2,699	2,927	228	8.4%
IMPSAT Peru	9,240	9,692	452	4.9%
IMPSAT USA	12,346	12,431	85	0.7%
Other(1)	(17,532)	(19,080)	(1,548)	8.8%

Total	$67,632	$74,990	$7,358	10.9%

(1)	This includes leased capacity costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions

In connection with services we offer under our licenses to provide domestic and international long distance telephony connections, we incur costs for interconnection and telephony termination (“I&T”). We incur costs for frequency rights related to regulatory fees for the rights to use certain frequencies in the countries in which we operate. Our I&T and frequency rights costs totaled $16.5 million during 2005 (which includes $13.8 million of I&T costs) compared to $14.7 million of I&T and frequency rights costs for 2004 (which includes $12.1 million of I&T costs), which represents an increase of $1.8 million (or 12.2%). This increase in costs was due primarily to telephony services.

The following table shows, by operating subsidiary, our I&T and frequency rights costs for the periods indicated, and variations between each period:

	As of December 31,
	2004	2005
	I&T and frequency rights		$ Change	% Change
IMPSAT Argentina	$7,263	$9,313	$2,050	28.2%
IMPSAT Colombia	1,217	1,519	302	24.8%
IMPSAT Brazil	519	1,177	658	126.8%
IMPSAT Venezuela	83	7	(76)	(91.6)%
IMPSAT Ecuador	266	349	83	31.2%
IMPSAT Chile	973	939	(34)	(3.5)%
IMPSAT Peru	6,306	7,148	842	13.4%
IMPSAT USA	4,202	3,886	(316)	(7.5)%
Other(1)	(6,110)	(7,843)	(1,733)	28.4%

Total	$14,719	$16,495	$1,776	12.1%

(1)	This includes I&T and frequency rights costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions

(4) Costs of Equipment Sold. In 2005, we incurred costs of equipment sold of $0.6 million, compared to costs of equipment sold of $1.0 million for 2004, which represents a decrease of $0.3 million or (34.5%). This decrease was primarily due to lower sales of equipment during 2005.

Salaries and Wages. Salaries and wages for 2005 totaled $50.6 million, compared to $46.3 million in 2004. As part of our continuing effort to ensure more efficient operations, we further reduced the aggregate number of our employees from 1,236 at December 31, 2004 to 1,208 at December 31, 2005. Management expects to continue to monitor the size of its total workforce and to make appropriate adjustments as required by financial and competitive circumstances. The appreciation of the Brazilian real and Colombian peso increases in salaries to compensate for higher cost of living, and severance payments during 2005 resulted in higher salary expenses in U.S. dollar terms as compared to 2004. Salaries and wages increased by approximately $1.8 million as a consequence of the appreciation of the Brazilian real and $0.9 million as a consequence of the appreciation of the Colombian peso.

IMPSAT Argentina had 426 employees as of December 31, 2005, compared to 453 employees as of December 31, 2004.

IMPSAT Brazil increased its number of employees to 208 persons at December 31, 2005, compared to 197 persons at December 31, 2004.

IMPSAT Colombia decreased its number of employees to 237 persons at December 31, 2005, compared to 246 persons at December 31, 2004.

IMPSAT Venezuela decreased its number of employees to 110 persons at December 31, 2005, compared to 116 persons at December 31, 2004.

IMPSAT USA decreased its number of employees to 63 persons at December 31, 2005, compared to 69 persons at December 31, 2004.

IMPSAT Peru increased its number of employees to 61 persons at December 31, 2005, compared to 55 persons at December 31, 2004.

IMPSAT Ecuador increased its number of employees to 70 persons at December 31, 2005, compared to 66 persons at December 31, 2004.

IMPSAT Chile decreased its number of employees to 33 persons at December 31, 2005, compared to 34 persons at December 31, 2004.

The following table shows, by operating subsidiary, our salaries and wages expenses for the periods indicated, and variations between each period:

	As of December 31,		$ Change	% Change
	2004	2005
	Salaries & Wages
IMPSAT Argentina	$11,675	$12,547	$872	7.5%
IMPSAT Colombia	7,128	8,764	1,636	23.0%
IMPSAT Brazil	8,634	10,484	1,850	21.4%
IMPSAT Venezuela	3,195	3,295	100	3.1%
IMPSAT Ecuador	2,096	2,481	385	18.4%
IMPSAT Chile	1,358	1,443	85	6.3%
IMPSAT Peru	1,980	2,198	218	11.0%
IMPSAT USA	5,821	5,602	(219)	(3.8)%
Other(1)	4,452	3,783	(669)	(15.0)%

Total	$46,339	$50,597	$4,258	9.2%

(1)	This includes salaries and wages of International Satellite Capacity Holding, Ltd

Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance, and telephone expenses

We incurred SG&A expenses of $22.3 million for 2005, representing a decrease of $1.2 million (or 5.3%) compared to 2004. Our SG&A expenses for 2005 declined as a result of cost control measures undertaken by management to reduce advisory fees, travel expenses, advertising and insurance expenses, and a net reversal of taxes provisioned in 2002 at IMPSAT Brazil. In addition, in 2004 IMPSAT Argentina made certain non-recurring municipal tax payments, which were not required in 2005.

The following table shows, by operating subsidiary, our SG&A expenses for the periods indicated, and variations between each period:

	As of December 31,		$ Change	% Change
	2004	2005
	Selling, General and Administrative Expenses
IMPSAT Argentina	$7,358	$6,452	$(906)	(12.3)%
IMPSAT Colombia	2,815	2,832	17	0.6%
IMPSAT Brazil	4,052	4,227	175	4.3%
IMPSAT Venezuela	1,569	2,073	504	32.1%
IMPSAT Ecuador	1,197	1,475	278	23.2%
IMPSAT Chile	1,660	1,341	(319)	(19.2)%
IMPSAT Peru	1,019	1,058	39	3.8%
IMPSAT USA	2,039	1,983	(56)	(2.7)%
Other(1)	1,872	894	(978)	(52.2)%

Total	$23,581	$22,335	$(1,246)	(5.3)%

(1)	This includes SG&A expenses of International Satellite Capacity Holding, Ltd and for all inter-company transactions

Gain on Extinguishment. We recorded a gain of $0.1 million during 2004 as a result of the conversion of $0.2 million of our Series A Convertible Notes into 16,100 shares of our common stock by one noteholder, based upon the fair value of the common stock at the date of conversion and the carrying value of the notes so converted. No such transactions occurred in 2005.

Depreciation and Amortization. Our depreciation and amortization expenses for 2005 totaled $55.3 million, an increase of $10.5 million (or 23.5%) compared to depreciation and amortization for 2004. The increase in depreciation and amortization expenses is principally due to an increase in the Company’s depreciable fixed asset base as a result of increased capital expenditures. During 2005, we made purchases of property, plant and equipment totaling $33.9 million. Such additional equipment, which comprises principally customer premises and other central telecommunications equipment, is depreciated over a shorter period of time than other components of our property, plant and equipment and results in higher depreciation charges in the current periods. In addition, the increase in depreciation and amortization expenses is due to the depreciation of the Company´s goods in warehouses during 2005, totalling $4.0 million.

Interest Expense, Net. Our net interest expense for 2005 totaled $31.0 million, consisting of interest expense of $32.4 million and interest income of $1.4 million. Our net interest expense for 2005 increased by $11.0 million (or 55.0%) compared to the net interest expense for 2004. The increase in our net interest expense is due in part to the increase in the rate of interest on subsidiary indebtedness totaling $113.2 million in outstanding principal amount and to increased withholding taxes on such subsidiary indebtedness repayments. Commencing on March 26, 2005, the effective interest rate on such indebtedness increased from 6% per annum to 10% per annum. In connection with the amendment of $107.3 million in outstanding principal amount of this indebtedness in July 2005, the interest rate on such indebtedness was further increased to 12% per annum. Our indebtedness as of December 31, 2005 totaled $248.1 million, as compared to $281.1 million as of December 31, 2004, as a result of principal payments of $42.0 million, offset by an increase in the principal amount of our indebtedness of $4.6 million due to new debt obtained by our subsidiaries. Of our total interest expense for 2005, $3.4 million represents “payment in kind” accretion to our Senior Notes and certain indebtedness of our subsidiaries.

Net Gain on Foreign Exchange. We recorded a total net gain on foreign exchange for 2005 of $10.1 million, compared to net gain of $5.8 million for 2004. The net gain on foreign exchange was primarily due to the appreciation of the Brazilian real on the book value of our monetary assets and liabilities in Brazil, offset by net losses on foreign exchange in Venezuela.

IMPSAT Argentina recorded a net gain on foreign exchange for 2005 of $0.7 million as compared to a net gain on foreign exchange for 2004 of $1.0 million. IMPSAT Brazil recorded a net gain on foreign exchange for 2005 totaling $12.0 million, compared to net gains of $10.6 million for 2004.

During February 2004, the Venezuelan government further devalued the bolivar and fixed the bolivar’s value to the U.S. dollar at Bs. 1,920.00 = $1.00. On March 3, 2005, the Venezuelan government again devalued its currency by 10.7%, to Bs. 2,150 = $1.00.

Other (Losses) Income, Net. We recorded other losses, net, for 2005 of $7.7 million, as compared to other income, net, of $0.8 million for 2004. The change in other income (losses), net, from 2004 to 2005 was due primarily to debt restructuring costs incurred in 2005.

Provision for Foreign Income Taxes. For 2005, we recorded a provision for foreign income taxes of $4.5 million, compared to $3.5 million for 2004. The increase in the provision for foreign income taxes in 2005, compared to 2004, was due primarily to increases in deferred tax liabilities in IMPSAT Colombia, and increases in taxable income in IMPSAT Argentina and IMPSAT Ecuador.

Net Income (Loss). For the year ended December 31, 2005, we recorded a net loss of $36.2 million. This compares to net loss of $14.2 million in 2004, due primarily to increases in depreciation and interest expenses, as further explained above.

The following table shows, by operating subsidiary, our net income (loss) for the periods indicated, and variations between each period:

	As of December 31,		$ Change	% Change
	2004	2005
	Net Income (Loss)
IMPSAT Argentina	$2,084	$(5,568)	$(7,652)	(367.2)%
IMPSAT Colombia	(5,314)	(6,128)	(814)	15.3%
IMPSAT Brazil	(1,911)	(6,669)	(4,758)	249.0%
IMPSAT Venezuela	4,556	2,705	(1,851)	(40.6)%
IMPSAT Ecuador	3,009	2,143	(866)	(28.8)%
IMPSAT Chile	(847)	212	1,059	(125.0)%
IMPSAT Peru	(1,103)	(2,387)	(1,284)	116.4%
IMPSAT USA	(1,146)	(1,043)	103	(9.0)%
Other(1)	(13,547)	(19,513)	(5,966)	44.0%

Total	$(14,219)	$(36,248)	$(22,029)	154.9%

(1)	This includes net income (loss) of International Satellite Capacity Holding, Ltd and for all inter-company transactions

2004 Compared to 2003

Revenues. The increase in our net revenues from services for 2004, as compared to 2003, was due to increases in revenues from Internet, value added and telephony services.

•	Our revenues from broadband and satellite services remained at approximately the same level as in 2003, as increases in revenues from broadband and satellite services as a result of expansion of services and new customers were offset by price decreases in contractual renewals with existing customers.

•	We experienced higher Internet revenues principally because of new customers and expansion of services to existing customers, offset partially by pricing pressure resulting from competition.

•	Our revenues from value added services increased in 2004 compared to 2003, principally because of revenues from new customers.

•	Our telephony services revenues increased in 2004 as compared to 2003 due to (i) our increased delivery during 2004 of switched voice services to corporate customers in Argentina and international call terminations to end-user customers in Peru, partially offset by a decline in traffic volume and services in the United States; and (ii) the commencement of telephony services in Brazil to our corporate customers, which we started in December 2003.

In addition to net revenues from services, our total net revenues for 2004 included revenues from sales of equipment. Revenues from equipment sales for each of 2004 and 2003 totaled $1.3 million and $1.0 million respectively.

We had 3,314 customers at December 31, 2004, compared to 2,799 customers at December 31, 2003. During 2004, we gained a net total of 515 customers, an increase of 18.4% compared to the prior year. As we expand, the average size of our customers, including the average revenues per customer, has decreased.

Notwithstanding the economic instability that continued to be present in Argentina, our net revenues at IMPSAT Argentina increased during 2004.

Although the Brazilian real appreciated during 2004, IMPSAT Brazil’s results for that period were adversely affected by the ongoing adverse economic condition in Brazil.

Our net revenues in IMPSAT Venezuela decreased in 2004, as compared to 2003, due to reduced inter-company transactions.

Our net revenues in Colombia were negatively impacted by sustained adverse economic conditions in that country, increased competition, and contract renegotiations which resulted in price reductions.

At IMPSAT USA, the decrease in revenues was primarily a consequence of early termination charges collected during 2003, totaling approximately $1.5 million, and a decrease of $0.9 million in revenues from telephony services.

In Ecuador, the increase in revenues was due primarily to higher sales of new services and new customer acquisitions in broadband and satellite, and Internet.

The increase in revenues in IMPSAT Peru was due primarily to higher telephony revenues as a result of a growth in international call terminations.

The decrease in revenues in IMPSAT Chile was due primarily to downward price renegotiations in Internet and value added services, as a response to higher market competition.

The following table shows, by operating subsidiary, our revenues for the periods indicated, and variations between each period:

	As of December 31,
	2003	2004
	Revenues		$ Change	% Change
IMPSAT Argentina	$58,561	$71,994	$13,433	22.9%
IMPSAT Colombia	54,570	56,673	2,103	3.9%
IMPSAT Brazil	30,474	33,471	2,997	9.8%
IMPSAT Venezuela	34,905	33,140	(1,765)	(5.1)%
IMPSAT Ecuador	16,284	17,860	1,576	9.7%
IMPSAT Chile	7,819	7,726	(93)	(1.2)%
IMPSAT Peru	13,469	14,642	1,173	8.7%
IMPSAT USA	30,412	27,670	(2,742)	(9.0)%
Other(1)	(26,204)	(35,461)	(9,257)	35.3%

Total	$220,290	$227,715	$7,425	3.4%

(1)	This includes revenues of International Satellite Capacity Holding, Ltd and for all inter-company transactions

Direct Costs. Our direct costs for 2004 totaled $110.5 million, an increase of $2.2 million (or 2.0%), compared to 2003. Direct costs of our subsidiaries are described prior to the elimination of intercompany transactions. Direct costs increased as a result of higher sales of services, except in certain cases, such as in IMPSAT Venezuela, where the decrease in direct costs resulted from reduced inter-company transactions, and in IMPSAT Argentina, where the decrease in 2004, compared to 2003, is due to recovery of a doubtful account in 2004.

The following table shows, by operating subsidiary, our direct costs for the periods indicated, and variations between each period:

	As of December 31,
	2003	2004
	Direct Costs		$ Change	% Change
IMPSAT Argentina	$38,900	$35,006	$(3,894)	(10.0)%
IMPSAT Colombia	26,203	29,136	2,933	11.2%
IMPSAT Brazil	15,864	17,167	1,303	8.2%
IMPSAT Venezuela	15,009	13,922	(1,087)	(7.2)%
IMPSAT Ecuador	8,720	8,270	(450)	(5.2)%
IMPSAT Chile	4,168	4,226	58	1.4%
IMPSAT Peru	8,998	10,968	1,970	21.9%
IMPSAT USA	19,182	18,154	(1,028)	(5.4)%
Other(1)	(28,720)	(26,322)	2,398	(8.3)%

Total	$108,324	$110,527	$2,203	2.0%

(1)	This includes direct costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions

(1) Contracted Services. During 2004, our contracted services costs totaled $21.3 million, an increase of $3.8 million (or 21.6%) compared to 2003. Of this amount, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $13.9 million for 2004 compared to $12.6 million during 2003. Installation costs totaled $7.4 million for 2004 compared to $4.9 million in 2003. Our installation costs increased because we had more new customers during 2004 compared to 2003.

The following table shows, by operating subsidiary, our contracted services for the periods indicated, and variations between each period:

	As of December 31,
	2003	2004
	Contracted Services		$ Change	% Change
IMPSAT Argentina	$5,709	$7,143	$1,434	25.1%
IMPSAT Colombia	3,282	4,949	1,667	50.8%
IMPSAT Brazil	2,903	2,665	(238)	(8.2)%
IMPSAT Venezuela	1,508	1,797	289	19.2%
IMPSAT Ecuador	1,200	1,486	286	23.8%
IMPSAT Chile	798	1,048	250	31.3%
IMPSAT Peru	456	741	285	62.5%
IMPSAT USA	744	703	(41)	(5.5)%
Other(1)	901	753	(148)	(16.4)%

Total	$17,501	$21,285	$3,784	21.6%

(1)	This includes contracted services costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions

(2) Other Direct Costs. We recorded other direct costs of $20.6 million, a decrease of $2.4 million (or 10.4%) compared to 2003. Sales commissions paid to third-party sales representatives for 2004 totaled $7.8 million compared to $5.7 million in 2003. We recorded a net reversal of a provision for doubtful accounts of $3.9 million for 2004, compared to a provision of $2.9 million for the previous year. At December 31, 2004, our allowance for doubtful accounts covered approximately 115.0% of our gross trade accounts receivable past due more than six months. The average days in quarterly gross trade accounts receivable decreased from 82 days at December 31, 2003 to 52 days at December 31, 2004.

The following table shows, by operating subsidiary, our other direct costs for the periods indicated, and variations between each period:

	As of December 31,
	2003	2004
	Other Direct Costs		$ Change	% Change
IMPSAT Argentina	$10,425	$5,523	(4,902)	(47.0)%
IMPSAT Colombia	4,514	4,578	64	1.4%
IMPSAT Brazil	4,106	5,528	1,422	34.6%
IMPSAT Venezuela	1,575	2,227	652	41.4%
IMPSAT Ecuador	790	691	(99)	(12.5)%
IMPSAT Chile	44	226	182	413.6%
IMPSAT Peru	610	816	206	33.8%
IMPSAT USA	912	1,099	187	20.5%
Other(1)	73	(41)	(114)	(156.2)%

Total	$23,049	$20,647	(2,402)	(10.4)%

(1)	This includes other direct costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions

(3) Leased Capacity. Our leased capacity costs for 2004 totaled $67.6 million, representing 29.7% of our net revenues, as compared to $66.9 million, representing 30.4% of our net revenues, in 2003. The increase in leased capacity costs in 2004 of $0.7 million (or 1.1%) compared to 2003 is attributable to increased revenues and services.

Our leased capacity costs for satellite capacity for 2004 totaled $23.8 million, a decrease of $3.5 million (or 12.9%) compared to 2003. The reduction in our leased satellite capacity costs was principally due to our favorable renegotiation of, and settlement of disputes relating to, certain of our satellite capacity agreements, and migration of satellite services to terrestrial services. We had approximately 706 MHz of leased satellite capacity at December 31, 2004 and 735 MHz at December 31, 2003.

The following table shows, by operating subsidiary, our leased capacity costs for the periods indicated, and variations between each period:

	As of December 31,
	2003	2004
	Leased Capacity		$ Change	% Change
IMPSAT Argentina	$20,982	$20,499	(483)	(2.3)%
IMPSAT Colombia	16,368	18,449	2,081	12.7%
IMPSAT Brazil	7,973	8,084	111	1.4%
IMPSAT Venezuela	10,536	8,591	(1,945)	(18.5)%
IMPSAT Ecuador	5,821	5,256	(565)	(9.7)%
IMPSAT Chile	2,739	2,699	(40)	(1.5)%
IMPSAT Peru	7,590	9,240	1,650	21.7%
IMPSAT USA	12,638	12,346	(292)	(2.3)%
Other(1)	(17,724)	(17,532)	192	(1.1)%

Total	$66,923	$67,632	709	1.1%

(1)	This includes leased capacity costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions

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

The following table shows, by operating subsidiary, our I&T and frequency rights costs for the periods indicated, and variations between each period:

	As of December 31,
	2003	2004
	I&T and Frequency Rights		$ Change	% Change
IMPSAT Argentina	$6,046	$7,263	$1,217	20.1%
IMPSAT Colombia	1,140	1,217	77	6.8%
IMPSAT Brazil	21	519	498	2371.4%
IMPSAT Venezuela	74	83	9	12.2%
IMPSAT Ecuador	1,010	266	(744)	-73.7%
IMPSAT Chile	685	973	288	42.0%
IMPSAT Peru	4,615	6,306	1,691	36.6%
IMPSAT USA	4,151	4,202	51	1.2%
Other(1)	(4,669)	(6,110)	(1,441)	30.9%

Total	$13,073	$14,719	$1,646	12.6%

(1)	This includes I&T and frequency rights of International Satellite Capacity Holding, Ltd and for all inter-company transactions

(4) Costs of Equipment Sold. In 2004, we incurred costs of equipment sold of $1.0 million, compared to costs of equipment sold of $0.9 million for 2003.

Salaries and Wages. Salaries and wages for 2004 totaled $46.3 million, a decrease of $0.03 million (or 0.1%) compared to 2003. We reduced the aggregate number of our employees from 1,270 at December 31, 2003 to 1,236 at December 31, 2004.

IMPSAT Argentina had 453 employees as of December 31, 2004, compared to 459 employees as of December 31, 2003.

IMPSAT Brazil decreased its number of employees to 197 persons at December 31, 2004, compared to 214 persons at December 31, 2003.

IMPSAT Colombia increased its number of employees to 246 persons at December 31, 2004, compared to 237 persons at December 31, 2003.

IMPSAT Venezuela increased its number of employees to 116 persons at December 31, 2004, compared to 114 persons at December 31, 2003.

IMPSAT USA decreased its number of employees to 69 persons at December 31, 2004, compared to 80 persons at December 31, 2003.

IMPSAT Peru increased its number of employees to 55 persons at December 31, 2004, compared to 35 persons at December 31, 2003.

IMPSAT Ecuador increased its number of employees to 66 persons at December 31, 2004, compared to 65 persons at December 31, 2003.

IMPSAT Chile decreased its number of employees to 34 persons at December 31, 2004, compared to 43 persons at December 31, 2003.

The following table shows, by operating subsidiary, our salaries and wages for the periods indicated, and variations between each period:

	As of December 31,
	2003	2004
	Salaries & Wages		$ Change	% Change
IMPSAT Argentina	$12,933	$11,675	$(1,258)	(9.7)%
IMPSAT Colombia	6,358	7,128	770	12.1%
IMPSAT Brazil	8,737	8,634	(103)	(1.2)%
IMPSAT Venezuela	2,916	3,195	279	9.6%
IMPSAT Ecuador	2,291	2,096	(195)	(8.5)%
IMPSAT Chile	1,596	1,358	(238)	(14.9)%
IMPSAT Peru	1,319	1,980	661	50.1%
IMPSAT USA	6,409	5,821	(588)	(9.2)%
Other(1)	3,807	4,452	645	16.9%

Total	$46,366	$46,339	$(27)	(0.1)%

(1)	This includes salaries and wages of International Satellite Capacity Holding, Ltd

Selling, General and Administrative Expenses. We incurred SG&A expenses of $23.6 million for 2004, representing a decrease of $1.8 million (or 7.1%) compared to 2003. Our SG&A expenses for 2004 declined due principally to a decrease in our advisory fees, the effects of the relative currency devaluations of local currencies in Colombia and Venezuela against the U.S. dollar during 2004, and overall cost control measures undertaken by management.

The following table shows, by operating subsidiary, our SG&A expenses for the periods indicated, and variations between each period:

	As of December 31,
	2003	2004
	Selling, General and Administrative Expenses		$ Change	% Change
IMPSAT Argentina	$8,128	$7,358	$(770)	-9.5%
IMPSAT Colombia	3,742	2,815	(927)	-24.8%
IMPSAT Brazil	4,172	4,052	(120)	-2.9%
IMPSAT Venezuela	2,234	1,569	(665)	-29.8%
IMPSAT Ecuador	1,108	1,197	89	8.0%
IMPSAT Chile	1,086	1,660	574	52.9%
IMPSAT Peru	771	1,019	248	32.2%
IMPSAT USA	2,288	2,039	(249)	-10.9%
Other(1)	1,848	1,872	24	1.3%

Total	$25,377	$23,581	$(1,796)	-7.1%

(1)	This includes SG&A expenses of International Satellite Capacity Holding, Ltd and for all inter-company transactions

Gain on Extinguishment. We recorded a gain of $0.1 million during 2004 as a result of the conversion of $0.2 million of our Series A Convertible Notes into 16,100 shares of our common stock by one noteholder, based upon the fair value of the common stock at the date of conversion and the carrying value of the notes so converted. In 2003, we recorded a gain on extinguishment of $14.3 million, which was attributable to our settlement in full of certain of our operating subsidiary vendor financing obligations that were not initially resolved as part of the Plan.

Depreciation and Amortization. Our depreciation and amortization expenses for 2004 totaled $44.8 million, a decrease of $4.1 million (or 8.4%) compared to depreciation and amortization for 2003. Depreciation decreased in 2004 due to the reduction in the company’s depreciable fixed asset base in connection with the reorganization of the Company under the Plan in 2003 and the application of fresh-start accounting.

Depreciation and amortization expenses for IMPSAT Argentina for 2004 totaled $8.8 million. This represents a decrease of $1.4 million (or 13.3%) compared to IMPSAT Argentina’s depreciation and amortization expenses for 2003.

Interest Expense, Net. Our net interest expense for 2004 totaled $20.0 million, consisting of interest expense of $21.1 million and interest income of $1.1 million. Our net interest expense for 2004 increased by $4.9 million (or 79.6%) compared to the net interest expense for 2003. The increase in interest expense is attributed to financial expenses related to taxes on banking transactions, and “payment in kind” accretion to our Senior Notes over a 12-month period in 2004, as compared to the “payment in kind” accretion to our Senior Notes over a 9-month period (from March 25, 2003 through December 31, 2003) in 2003.

Our total indebtedness as of December 31, 2004 was $281.1 million, as compared to $261.2 million as of December 31, 2003.

Net (Loss) Gain on Foreign Exchange. We recorded a total net gain on foreign exchange for 2004 of $5.8 million, compared to a net gain of $27.5 million for 2003. The net gain on foreign exchange was primarily due to the appreciation of the Brazilian real on the book value of our monetary assets and liabilities in Brazil.

IMPSAT Argentina recorded a net loss on foreign exchange for 2004 of $1.0 million as compared to a net gain on foreign exchange for 2003 of $1.9 million. IMPSAT Brazil recorded net gains on foreign exchange for 2004 totaling $10.6 million, compared to net gains of $23.4 million for 2003.

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

Net Income (Loss). For 2004, we recorded net loss of $14.2 million. This compares to net income of $740.5 million in 2003.

The following table shows, by operating subsidiary, our net income (loss) for the periods indicated, and variations between each period:

	As of December 31,		$ Change	% Change
	2003	2004
	Net Income (Loss)
IMPSAT Argentina	$25,955	$2,084	$(23,871)	-92.0%
IMPSAT Colombia	(3,671)	(5,314)	(1,643)	44.8%
IMPSAT Brazil	20,907	(1,911)	(22,818)	-109.1%
IMPSAT Venezuela	3,737	4,556	819	21.9%
IMPSAT Ecuador	(28)	3,009	3,037	-10846.4%
IMPSAT Chile	2,085	(847)	(2,932)	-140.6%
IMPSAT Peru	3,331	(1,103)	(4,434)	-133.1%
IMPSAT USA	773	(1,146)	(1,919)	-248.3%
Other(1)	687,454	(13,547)	(701,001)	-102.0%

Total	$740,543	$(14,219)	$(754,762)	-101.9%

(1)	This includes net income (loss) of International Satellite Capacity Holding, Ltd

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

Liquidity and Capital Resources

At December 31, 2005, we had total cash and cash equivalents of $24.1 million, as compared to $63.7 million as of December 31, 2004.

As of December 31, 2005, approximately $7.5 million of our cash and cash equivalents were held in Venezuelan bolivars by IMPSAT Venezuela (based on the official exchange rate at that date of Bs.2,150 = $1.00). Foreign exchange controls instituted in Venezuela since February 2003 make it difficult to repatriate these and any other earnings from our Venezuelan operations on a timely basis, without substantial cost. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela. Future devaluations of the Venezuelan bolivar and/or the implementation of stiffer exchange control restrictions in that country could have a material adverse effect on the recorded U.S. dollar value of our cash and cash equivalents held by IMPSAT Venezuela and would result in a loss in future periods in our condensed consolidated statement of operations.

At December 31, 2005, our total indebtedness was $248.1 million, as compared to $281.1 million at December 31, 2004, of which $2.2 million represented short-term debt, $17.6 million represented current portion of long-term debt and $228.3 million represented long-term debt. Our capital expenditures budget contemplates that we will need approximately $35.0 million (including amounts spent to date) through the end of 2006 for capital expenditures.

Although we have emerged from bankruptcy, we remain in default under indebtedness owed to one creditor who voted against the Plan. Under the Plan, the claims of that creditor were contingent obligations arising under guarantees by us of certain primary indebtedness of IMPSAT Argentina. Notwithstanding our emergence from bankruptcy and the extinguishment of the guarantee as a result, an event of default has occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. As a result of this default, which relates to vendor financing totaling approximately $7.6 million in outstanding principal amount as of December 31, 2004 and 2005, such indebtedness is due and payable. IMPSAT Argentina had been in discussions with the holder of the indebtedness with a view to rescheduling or otherwise restructuring the defaulted debt obligation. The Company understands that this holder recently transferred the defaulted debt obligation to a new holder. IMPSAT Argentina is not in discussions with the new holder. There is no assurance that IMPSAT Argentina will reach a definitive agreement with this holder to reschedule or restructure such obligations. Under those circumstances, IMPSAT Argentina could be forced to seek protection or liquidate under the bankruptcy laws of Argentina.

On July 29, 2005, we entered into amended and restated financing agreements to restructure $125.6 million of our vendor indebtedness, the Senior Secured Notes, which were issued by IMPSAT Argentina and IMPSAT Brazil pursuant to separate credit agreements that are each guaranteed by the Company, and which was held by affiliates of certain members of our board of directors. Prior to the amendments, such indebtedness was required to be paid in eight remaining semi-annual principal installments aggregating $15.7 million between September 2005 and March 2009. Pursuant to such amendments, we made an initial principal repayment of $18.3 million and modified the terms of the agreements such that the remaining outstanding principal amounts ($38.9 million owed by IMPSAT Argentina and $68.4 million owed by IMPSAT Brazil) will be repaid in the aggregate amounts of $5 million in 2006, $20 million in 2007, $25 million in 2008 and $57.3 million in 2009. The amended indebtedness bears interest at a rate of 12% per annum, payable semi-annually in arrears, as compared to 10% per annum for the period prior to the effectiveness of the amendments. The parties also agreed to amendments to the financial covenants in the agreements to reflect current financial and operating conditions. The amended indebtedness is subject to optional prepayment at a cost of 101% until July 29, 2006 and at par thereafter. IMPSAT Argentina and IMPSAT Brazil (with respect to the credit agreement to which it is a party), on the one hand, and the lenders of the amended indebtedness, on the other hand, each have an option to further amend the agreements governing such indebtedness to provide that the Company shall be the primary borrower, and IMPSAT Argentina and IMPSAT Brazil the respective guarantors of the portions of the indebtedness currently owed by them, subject to certain terms and conditions. The terms and conditions of the amendments were negotiated by a special committee of the Company’s board of directors that was formed to explore recapitalization alternatives.

In its audit report on the Company’s consolidated financial statements for the year ended December 31, 2005, Deloitte & Touche LLP, the Company’s independent registered public accounting firm, included a paragraph that noted that the Company’s current liquidity position, the amount of its debt obligations, and its operating results, raised substantial doubt as to our ability to continue as a going concern. The Company believes that as a result of the amendments to its subsidiary indebtedness described in the preceding paragraph, which included modifications in the financial covenants to take account of the current operating condition of the Company, it should be able to satisfy the financial covenants in the future. Based on its current business plan, the Company will not internally generate sufficient funds to meet its maturing obligations in the future. If the Company cannot generate sufficient cash flows to meet the Company’s cash-flow and working capital needs, and to achieve its longer term growth and operational goals, the Company will require additional financing. There is no assurance that such financing will be available on acceptable terms or at all. The Company’s financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result if we were forced to discontinue operations. For additional information, see Note 3 to our consolidated financial statements.

As set forth in our consolidated statement of cash flows, our operating activities provided $32.4 million in net cash flows for 2005, compared to $35.5 million provided by operating activities during 2004. The decrease in cash flow provided by operating activities was primarily due to the increase in accounts receivable, and the decrease in other long-term liabilities.

For 2005, our investing activities used $34.3 million in net cash flows, compared to $34.3 million of net cash flows used for investing activities during the corresponding period in 2004. The decrease in net cash flows used in investing activities was principally due to a decrease in purchases of property, plant and equipment offset by proceeds of $2.5 million and $2.0 million, respectively, from sales of investments. Our capital expenditures in 2005 represented $ 33.9 million of our net cash flows compared to $39.4 million in 2004. During 2005, $37.6 million in net cash flows were used in financing activities. This compares to $2.7 million in net cash flows provided by financing activities during 2004. The negative cash flow from financing activities in 2005 was due to the repayments of long-term indebtedness.

At December 31, 2005, we had leased satellite capacity with annual rental commitments of approximately $15.4 million through the year 2009 under non-cancelable agreements. The Company has entered into contracts for the purchase of satellite capacity for approximately $14.4 million through 2015. In addition, at December 31, 2005, we had commitments to purchase telecommunications equipment amounting to approximately $5.4 million. Furthermore, we have leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate.

The following table sets forth due dates of our contractual obligations: (debt repayments denominated in local currencies have been calculated at the exchange rate at the year ended December 31, 2005)

Type of Obligations	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Short-term debt	$2,168						$2,168
Long-term debt(1)	$17,604	$29,235	$36,442	$58,097	$9,851	$92,903	$244,132
Capital lease obligations		951	681	106	65		1,803
Subtotal	19,772	30,186	37,123	58,203	9,916	92,903	248,103
Operating leases	—	—	—	—	—	—	—
Purchase obligations(2)	29,441	15,649	8,736	5,556			59,390
Interest payments	22,689	21,001	17,387	10,161	6,596	2,787	80,621

Total contractual cash obligations	$71,902	$66,836	$63,246	$73,920	$16,512	$95,690	$388,114

(1)	2006 amount includes the defaulted indebtedness of IMPSAT Argentina totaling approximately $7.6 million in outstanding principal amount.
(2)	This includes commitments for satellite capacity and terrestrial links.

Forward Looking Statements

Some of the statements in this report constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements relate to our operations that are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “in our view” and similar expressions are used to identify these forward-looking statements. These statements are only predictions and as such are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The company intends that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

Factors that could cause our actual results to differ materially from those expressed in any forward-looking statements we make include those in the “Certain Considerations” section of this Report, and the following factors, among others:

•	the availability and terms of additional capital to fund our continuing efforts,

•	adequacy of cash from operations for our future liquidity and working capital needs,

•	inaccuracies in our forecasts of customer or market demand,

•	loss of a customer that provides us with significant revenues,

•	changes in our highly competitive market,

•	changes in or developments under laws, regulations and licensing requirements,

•	changes in telecommunications technology,

•	currency fluctuations, and

•	changes in economic conditions in the Latin American countries where we operate.

These factors should not be construed as exhaustive. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. As noted above, these forward-looking statements speak only as of the date when they are made. We caution the reader that the factors we have identified above may not be exhaustive. We operate in a continually changing business environment, and new factors that may affect our forward-looking statements emerge from time to time. The Company does not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements. Moreover, in the future, the Company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this Form 10-K as well as other risk factors subsequently identified, including, among others, those identified in the Company’s filings with the SEC on Form 10-Q and Form 8-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The sections below highlight our exposure to interest rate and foreign exchange rate risks. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at December 31, 2005 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during 2005. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. At December 31, 2005, our total floating rate indebtedness aggregated $41.4 million. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of December 31, 2005, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would adversely affect our annual interest cost related to our floating rate indebtedness by approximately $0.4 million annually. The fair value of financing instruments, which approximate the carrying value, have been determined using available market information and interest rates as of December 31, 2005.

	Expected Maturities at December 31,							Fair Value
	2006	2007	2008	2009	2010	Thereafter	Total
Senior Notes (fixed rate)	$6,691	$21,690	$26,690	$58,147		$92,903	$206,121	$183,939
Avg. interest rate	11.49%	11.84%	11.87%	11.97%		6.00%
Term Notes (fixed rate)	$303	$259					$562	$562
Avg. interest rate	10.47%	10.45%
Term Notes (variable rate)	$4,713	$8,237	$10,433	$56	$9,916		$33,355	$33,355
Avg. interest rate	14.77%	9.70%	12.58%	7.72%	12.63%
Vendor Financing (variable rate)	$8,065						$8,065	$8,065
Avg. Interest rate	7.73%

TOTAL	$19,772	$30,186	$37,123	$58,203	$9,916	$92,903	$248,103	$225,921

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

During January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso, and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at December 31, 2005 was pesos 3.03 = $1.00. Devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. As of December 31, 2005, a hypothetical 10% devaluation of the peso would result in foreign exchange losses of approximately $4.7 million on our financial debt. During the remainder of 2006, our consolidated results could be impacted from transaction gains or losses on our dollar-denominated monetary assets and liabilities. Potential balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings.

Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that were mandatorily converted to pesos under the “pesification” decree may be adjusted pursuant to an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate completely the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currencies and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to any other consumer or other price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate risks. At December 31, 2005, the real traded at a rate of R2.34 = $1.00. As of December 31, 2005, a hypothetical 10% devaluation of the real would result in foreign exchange losses of approximately $6.3 million on our financial debt.

As discussed above, in response to political and economic turmoil currently affecting Venezuela, the Venezuelan government imposed foreign exchange and price controls during 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls could also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At December 31, 2003, the bolivar traded at a rate of Bs.1,600 = $1.00, and on December 31, 2004, it traded at a rate of Bs. 1,920 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls. In February 2004, the Venezuelan government further devalued its currency to Bs. 1,920 = $1.00. In a number of cases, we have agreed to receive bolivar at the official rate in payment for our services in lieu of U.S. dollars. As a result, our holdings of bolivars at December 31, 2004 totaled Bs. 7.0 billion (or $ 3.6 million at the official exchange rate at such date). On March 5, 2005, the Venezuelan government again devalued its currency to Bs. 2,150 = $1.00. At December 31, 2005, the bolivar continued to trade at a rate of Bs. 2,150 = $1.00. The decline in the U.S. dollar value of our cash and cash equivalents denominated in bolivars as a result of the devaluation of the bolivar will result in a loss in our consolidated financial statements.

Net revenues from services from our Argentine operations for 2005 and 2004 represented 30.8% and 31.5% of our total net revenues from services. Net revenues from services from our Brazilian operations for the years 2005 and 2004 represented approximately 19.0% and 14.8% of our total net revenues from services. Our net revenues from services in Venezuela accounted for 12.2% and 14.6% of our net total revenues from services for the years 2005 and 2004, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included herein beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On March 30, 2006, our board of directors amended and restated our bylaws to provide that the Chairman of the board be a non-executive director selected by a majority of the board of directors. In addition, the amended and restated bylaws provide that, in the absence of a selected chairman of the board, a majority of the board of directors may select a director to act as chairman for a single meeting. A copy of our amended and restated bylaws is attached hereto as Exhibit 3.2.

PART III

Item 10.	DIRECTORS AND OFFICERS

General information with respect to directors and officers may be found under the captions “Election of Directors” and “Further Information” in our proxy statement for the company’s annual meeting to be held on April 28, 2006, which we refer to as the Proxy Statement. Such information is incorporated herein by reference.

The information in the Proxy Statement set forth under the caption “Further Information — Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference.

We have adopted a “Statement of Business Ethics for Directors, Officers and Employees,” which we refer to as the Code of Ethics, that applies to our directors, officers and employees (including our Chief Executive Officer, Chief Financial Officer and principal accounting officer). The Code of Ethics is publicly available on our website at www.impsat.com. If we make any substantive amendments to the Code of Ethics or grant any waivers from a provision of the Code of Ethics to our Chief Executive Officer, Chief Financial Officer and principal accounting officer, we will disclose the nature of such amendment or waiver on that website.

Composition of Our Board of Directors

In connection with the reorganization, our board of directors was reconstituted and is composed of seven directors. The term of our directors will expire on the date of our 2006 annual meeting. Under our restated certificate of incorporation, directors consist of the following four categories:

(1) our Chief Executive Officer, as our “Category One Director”;

(2) two individuals, our “Category Two Directors,” elected by the initial holders of our Series A 6% Senior Guaranteed Convertible Notes due 2011 (“Series A Notes”) issued under the Plan, which we refer to as the Initial Series A Noteholders, for so long as the sum of (x) the aggregate number of shares of our common stock issuable upon conversion of Series A Notes issued to and held by the Initial Series A Noteholders or any of their respective affiliates, and (y) the aggregate number of shares of our common stock issued to and held by the Initial Series A Noteholders or such affiliates upon conversion of the Series A Notes continues to represent in the aggregate 7.5% or more of common stock on a “fully diluted basis” (the “7.5% Threshold”) (that is, assuming the conversion of the Series A Notes, the Series B Notes and all the Warrants issued under the Plan, but excluding for purposes of this calculation shares of common stock issued or issuable pursuant to 2003 Stock Incentive Plan or subsequent stock plans adopted by our board of directors, or any modification, renewal or extension thereof);

(3) one individual, our “Category Three Director,” elected by Nortel as an initial holder of our Series B Senior Guaranteed Convertible Notes due 2011 (“Series B Notes”), which we refer to as the Series B Noteholder, and warrants to purchase common stock issued to Nortel under the Plan (the “Warrants”), for so long as the sum of (x) the aggregate number of shares of our common stock issuable upon conversion of Series B Notes and Warrants issued to and held by Nortel or any of its affiliates, and (y) the aggregate number of shares of our common stock issued to and held by Nortel or its affiliate upon conversion of those Series B Notes and Warrants, continues to represent in the aggregate 4.5% or more of common stock on a fully diluted basis (the “4.5% Threshold”); and

(4) three individuals, our “Category Four Directors,” elected by the initial 2005/2008 Holders who received our common stock under the Plan (the “Initial 2005/2008 Common Stock”), which we refer to as the Initial 2005/2008 Common Stockholders, for so long as the holders of the Initial 2005/2008 Common Stock or any of their respective affiliates continue to beneficially own Initial 2005/2008 Common Stock equal, in the aggregate, to 15% or more of common stock on a fully diluted basis (the “15% Threshold”); provided that, for so long as the Initial Series A Noteholders have the right to elect the Category Two Directors, no more than two of the Category Four Directors may be persons who are affiliates of Morgan Stanley & Co. Incorporated.

These rights of certain holders of securities to elect directors to these categories will terminate upon the occurrence of the events described in the preceding paragraphs (for example, in the case of Category Two Directors, if the 7.5% Threshold is no longer met, or, in the case of Category Three Directors, if the 4.5% Threshold is no longer met and in the case of Category Four Directors if the 15% Threshold is no longer met). Under our certificate of incorporation, upon our determination that one of these events has occurred, each director occupying the affected category before the event will cease to be a director and the resulting vacancy will be filled:

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

In addition, by reason of the resignation of Ricardo Verdaguer from our board of directors on October 11, 2005 (see Form 8-K filed by the Company on October 17, 2005), there is currently a vacancy in our Category One Director position.

Item 11.	EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the captions “Election of Directors—Director Compensation,” “Further Information—Executive Compensation,” “—Compensation Committee Interlocks and Insider Participation,” and “—Performance Graph” is hereby incorporated herein by reference.

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

Information concerning principal accountant fees and services appears in the Proxy Statement under the heading “Ratification of Independent Auditors—Independent Auditor Fees and Other Matters” and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) List of Financial Statements

Consolidated Financial Statements of IMPSAT Fiber Networks, Inc. and Subsidiaries

•	Consolidated Balance Sheets (Successor Company) as of December 31, 2004 and 2005

•	Consolidated Statements of Operations for the Three Months Ended March 31, 2003 (Predecessor Company), the Nine Months Ended December 31, 2003 (Successor Company) and for the Years Ended December 31, 2004 and 2005 (Successor Company)

•	Consolidated Statements of Comprehensive (Loss) Income for the Three Months Ended March 31, 2003 (Predecessor Company), the Nine Months Ended December 31, 2003 (Successor Company) and for the Years Ended December 31, 2004 and 2005 (Successor Company)

•	Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2003 (Predecessor Company), the Nine Months Ended December 31, 2003 (Successor Company) and for the Years Ended December 31, 2004 and 2005 (Successor Company)

•	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 (Predecessor Company), the Nine Months Ended December 31, 2003 (Successor Company) and for the Years Ended December 31, 2004 and 2005 (Successor Company)

•	Notes to the consolidated financial statements

(a)(2) List of Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable, or the information is included in the financial statements included herein.

(a)(3) Exhibits

The exhibits listed in the accompanying Exhibit Index listed below under Item 15(b) and required by Item 601 of Regulation S-K (numbered in accordance with Item 601 of Regulation S-K) are filed or incorporated by reference as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, on March 31, 2006.

IMPSAT FIBER NETWORKS, INC.

By:	/S/ RICARDO A. VERDAGUER
Ricardo A. Verdaguer
President and Chief Executive Officer

Date: March 31, 2006

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

Signature	Title	Date

/S/ RICARDO A. VERDAGUER	President and Chief Executive Officer of IMPSAT Fiber Networks, Inc. (principal executive officer)	March 31, 2006

/S/ WILLIAM CONNORS	Director of IMPSAT Fiber Networks, Inc.	March 31, 2006

/S/ THOMAS DOSTER IV	Director of IMPSAT Fiber Networks, Inc.	March 31, 2006

/S/ ERIC KOZA	Director of IMPSAT Fiber Networks, Inc.	March 31, 2006

/S/ JAMES E. BOLIN	Director of IMPSAT Fiber Networks, Inc.	March 31, 2006

/S/ IGNACIO TRONCOSO	Director of IMPSAT Fiber Networks, Inc.	March 31, 2006

/S/ HÉCTOR ALONSO	Executive Vice President and Chief Financial Officer of IMPSAT Fiber Networks, Inc. (principal financial officer)	March 31, 2006

/S/ JOSE R. TORRES	Executive Vice President—Accounting and Chief Accounting Officer of IMPSAT Fiber Networks, Inc. (principal accounting officer)	March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IMPSAT Fiber Networks, Inc.:

We have audited the accompanying consolidated balance sheets of IMPSAT Fiber Networks, Inc. and its subsidiaries (the “Company”) as of December 31, 2004 and 2005 (Successor Company balance sheets), and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the three months ended March 31, 2003 (Predecessor Company operations), the nine months ended December 31, 2003 (Successor Company operations) and the years ended December 31, 2004 and 2005 (Successor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the three months ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2005, and the results of its operations and its cash flows for the nine months ended December 31, 2003 and for the years ended December 31, 2004 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s current liquidity position, the amount of debt obligations and it’s operating results raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

March 27, 2006

PART I

FINANCIAL INFORMATION

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (SUCCESSOR COMPANY)

AS OF DECEMBER 31, 2004 AND 2005

(In thousands of U.S. Dollars, except share amounts)

	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,655	$24,070
Trade accounts receivable, net	29,363	35,812
Other receivables	12,865	10,784
Prepaid expenses	3,008	2,824

Total current assets	108,891	73,490

PROPERTY, PLANT AND EQUIPMENT, Net	317,310	309,892

OTHER NON-CURRENT ASSETS	17,706	16,161

TOTAL	$443,907	$399,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable—trade	$36,485	$46,080
Short- term debt	2,656	2,168
Current portion of long-term debt	45,092	17,604
Interest payable	2,548	10,453
Accrued and other liabilities	28,669	34,867

Total current liabilities	115,450	111,172
LONG-TERM DEBT, Net	233,335	228,331
OTHER LONG-TERM LIABILITIES	16,109	16,295

Total liabilities	364,894	355,798

COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares outstanding as of December 31, 2004 and 2005	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,116,100 shares issued and outstanding (including 100,000 and 50,000 restricted shares held in the 2003 Stock Incentive Plan as of December 31, 2004 and 2005, respectively)	101	101
Additional paid in capital	90,542	90,653
Accumulated deficit	(4,742)	(40,990)
Deferred stock-based compensation	(880)	(440)
Accumulated other comprehensive loss	(6,008)	(5,579)

Total stockholders’ equity	79,013	43,745

TOTAL	$443,907	$399,543

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. Dollars, except per share amounts)

	Predecessor Company	Successor Company	Successor Company	Successor Company
	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
NET REVENUES:
Broadband and satellite	$41,382	$120,855	$161,964	$172,852
Internet	5,733	18,308	26,125	30,591
Value added services	4,781	10,557	16,674	24,874
Telephony	4,106	13,568	21,673	24,967
Sales of equipment	74	926	1,279	690

Total net revenues	56,076	164,214	227,715	253,974

COSTS AND EXPENSES:
Direct costs:
Contracted services	4,125	13,376	21,285	24,379
Other direct costs	4,696	18,353	20,647	28,909
Leased capacity	17,407	49,516	67,632	74,990
Cost of equipment sold	48	803	963	631

Total direct costs	26,276	82,048	110,527	128,909
Salaries and wages	10,727	35,639	46,339	50,597
Selling, general and administrative	5,553	19,824	23,581	22,335
Gain on extinguishment		(14,253)	(115)
Depreciation and amortization	19,358	29,535	44,797	55,324

Total costs and expenses	61,914	152,793	225,129	257,165

Operating (loss) income	(5,838)	11,421	2,586	(3,191)

OTHER INCOME (EXPENSE):
Interest income	200	1,068	1,136	1,433
Interest expense (contractual interest of $21,801 for the three months ended March 31, 2003 (Predecessor))	(1,909)	(14,435)	(21,106)	(32,394)
Net gain on foreign exchange	9,969	17,566	5,804	10,131
Reorganization items	726,127
Other income (loss), net	2,923	(4,689)	840	(7,735)

Total other income (expense)	737,310	(490)	(13,326)	(28,565)

Income (loss) before income taxes	731,472	10,931	(10,740)	(31,756)
Provision for foreign income taxes	(406)	(1,454)	(3,479)	(4,492)

NET INCOME (LOSS)	$731,066	$9,477	$(14,219)	$(36,248)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$8.00	$0.96	$(1.42)	$(3.61)

DILUTED	$8.00	$0.72	$(1.42)	$(3.61)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC	91,429	9,917	9,994	10,054

DILUTED	91,429	16,057	9,994	10,054

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. Dollars)

	Predecessor Company	Successor Company	Successor Company	Successor Company
	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
NET INCOME (LOSS)	$731,066	$9,477	$(14,219)	$(36,248)

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(4,097)	(3,039)	(2,969)	429
Unrealized gain on investments available for sale	55	1,732	122
Reclassification adjustment for gains on investments available for sale included in net loss			(1,854)

TOTAL	(4,042)	(1,307)	(4,701)	429

COMPREHENSIVE INCOME (LOSS)	$727,024	$8,170	$(18,920)	$(35,819)

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of U.S. Dollars except for share amounts)

	Common Stock		Additional Paid In Capital	Common Stock Reserve Pool	(Accumulated Deficit) Retained Earnings	Deferred Stock- Based Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2002 (PREDECESSOR COMPANY)	91,428,570	$914	$537,583		$(1,276,845)	$(4,530)	$20,263	$(722,615)
Amortization of amount paid in excess of carrying value of net assets acquired from related party			142					142
Change in unrealized loss on investment available for sale							55	55
Foreign currency translation adjustment							(4,097)	(4,097)
Net income for the period					731,066			731,066

BALANCE AT MARCH 31, 2003 (PREDECESSOR COMPANY)	91,428,570	914	537,725		(545,779)	(4,530)	16,221	4,551
Elimination of Predecessor Company stockholders’ equity	(91,428,570)	(914)	(537,725)		545,779	4,530	(16,221)	(4,551)
Issuance of Successor Company common stock	10,000,000	100	95,257	$(6,037)		(1,320)		88,000

BALANCE AT MARCH 31, 2003 (SUCCESSOR COMPANY)	10,000,000	100	95,257	(6,037)	—	(1,320)	—	88,000
Issuance of common stock	100,000	1	1,074					1,075
Unrealized gain on investment available for sale							1,732	1,732
Foreign currency translation adjustment							(3,039)	(3,039)
Release of Common Stock Reserve Pool			(6,037)	6,037
Net income for the period					9,477			9,477

BALANCE AT DECEMBER 31, 2003 (SUCCESSOR COMPANY)	10,100,000	101	90,294	—	9,477	(1,320)	(1,307)	97,245
Issuance of common stock	16,100		99					99
Issuance of stock options to stockholder			149					149
Recognition of deferred compensation						440		440
Unrealized loss on investment available for sale							(1,732)	(1,732)
Foreign currency translation adjustment							(2,969)	(2,969)
Net loss for the year					(14,219)			(14,219)

BALANCE AT DECEMBER 31, 2004 (SUCCESSOR COMPANY)	10,116,100	101	90,542	—	(4,742)	(880)	(6,008)	79,013
Issuance of stock options to stockholder			111					111
Recognition of deferred compensation						440		440
Foreign currency translation adjustment							429	429
Net loss for the year					(36,248)			(36,248)

BALANCE AT DECEMBER 31, 2005 (SUCCESSOR COMPANY)	10,116,100	$101	$90,653	$—	$(40,990)	$(440)	$(5,579)	$43,745

See notes to consolidated financial statements

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. Dollars)

	Predecessor Company	Successor Company	Successor Company	Successor Company
	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$731,066	$9,477	$(14,219)	$(36,248)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	19,358	29,535	44,797	55,324
Gain on extinguishment	(728,203)	(14,253)	(115)
Stock-based compensation	440		440	440
Issuance of stock options to stockholder			149	111
Deferred income tax provision	82		1,612	2,107
Provision for (reversal of allowance for) doubtful accounts	515	2,365	(3,916)	(1,062)
Paid-in-kind interest on Senior Notes		9,986	13,669	3,369
Gain on sale of assets held for disposal		(650)
Net gain on foreign exchange	(9,969)	(17,566)	(5,804)	(10,131)
Net gain on sale of investments			(1,854)
Net loss (gain) on disposals of property, plant and equipment	772	2,214	801
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable	(3,816)	1,512	6,148	(4,616)
(Increase) decrease in prepaid expenses	(943)	1,465	(747)	211
Decrease (increase) in other non-current assets	1,214	8,038	(886)	7,567
(Decrease) increase in accounts payable — trade	(2,709)	(13,273)	(1,522)	8,060
Increase (decrease) in accrued and other liabilities	5,549	3,180	(6,618)	8,137
Decrease in deferred revenues	(1,132)
(Decrease) increase in other long-term liabilities	(721)	(2,811)	3,583	(820)

Net cash provided by operating activities	11,503	19,219	35,518	32,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in short-term investments	(3,303)	23,850	2,474
Purchases of property, plant and equipment	(3,266)	(18,213)	(39,379)	(34,305)
Proceeds from sale of property, plant and equipment	340	847	583
Proceeds from sale of assets held for disposal		6,135
Proceeds from the sale of investment			1,995

Net cash (used in) provided by investing activities	(6,229)	12,619	(34,327)	(34,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from (repayments of) short-term debt			2,656	(653)
Proceeds from long-term debt			4,426	2,362
Repayments of long-term debt	(1,857)	(6,482)	(4,345)	(39,320)

Net cash (used in) provided by financing activities	(1,857)	(6,482)	2,737	(37,611)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(415)	577	(1,771)	(118)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,002	25,933	2,157	(39,585)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	32,563	35,565	61,498	63,655

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$35,565	$61,498	$63,655	$24,070

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$940	$4,204	$3,530	$13,552

Foreign income taxes paid	$594	$2,842	$3,865	$3,678

CASH PAID DURING THE PERIOD FOR REORGANIZATION ITEMS:
Professional fees and other reorganization payments	$1,714	$5,841

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain in investment available for sale.	$55	$1,732	$122

Issuance of Senior Secured and Series B Notes in settlement of certain vendor financing obligations		$5,402

Issuance of common stock upon conversion of Series A Notes			$99

Issuance of common stock in settlement of accounts payable		$1,075

Common stock of customer received in settlement of trade receivable				$104

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

1. GENERAL

IMPSAT Fiber Networks, Inc., a Delaware holding company (the “Holding Company”), and its subsidiaries (collectively the “Company” or the “Successor Company”) is a provider of integrated broadband, data, Internet, voice and data center services in Latin America. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers.

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

2. PETITION FOR RELIEF UNDER CHAPTER 11 AND EMERGENCE

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

Following is a summary of the significant transactions consummated on March 25, 2003 under the Plan:

•	the Holding Company issued shares of the Holding Company’s new common stock (the “New Common Stock”) to holders of the Company’s 13-3/4% Senior Notes due 2005 and 12-3/8% Senior Notes due 2008 (the “2005/2008 Holders”) in full satisfaction of their claims thereunder, including the outstanding principal and all accrued and unpaid interest. The 2005/2008 Holders received their ratable portion of 9.8 million shares of New Common Stock, less an allocation of a ratable number of such shares of New Common Stock to the holders of certain other claims of unsecured creditors of the Holding Company. Under the Plan, the dollar value of such other unsecured claims was determined after the Effective Date based on factors at the level of the Holding Company’s operating subsidiaries. Accordingly, the Plan required the Company to establish on the Effective Date a reserve (the “Common Stock Reserve Pool”) consisting of an estimated portion of such 9.8 million shares of New Common Stock sufficient to enable the Company to make any distributions after the Effective Date on account of such other unsecured claims. To this end, based on the estimated maximum value of the post-Effective Date contingencies and other unsecured claims, the Company and the creditors committee under the Plan determined that the Common Stock Reserve Pool should be composed of 686,000 shares of New Common Stock. The 2005/2008 Holders initially received on the Effective Date 9.1 million shares of New Common Stock, net of the Common Stock Reserve Pool. Pursuant to the Plan, any settlements or distributions from the Common Stock Reserve Pool with the holders of other unsecured claims were to be made in accordance with the disputed claims resolution process contained therein. Following the resolution of these claims, the Plan provided that the Company would distribute any shares of New Common Stock remaining in the Common Stock Reserve Pool ratably among the 2005/2008 Holders in accordance with the terms of the Plan. In accordance with such disputed claims resolution procedure, in December 2003, the Holding Company issued 11,564 shares of New Common Stock to holders of allowed unsecured claims and the remainder of the Common Stock Reserve Pool to the 2005/2008 Holders. Holders of the Company’s pre-Chapter 11 common stock (the “Old Common Stock”) and holders of any other equity interest received no distribution under the Plan. All Old Common Stock and all other equity interests and agreements to issue or purchase any equity interest were cancelled on the Effective Date;

•	the Holding Company filed with the Delaware Secretary of State a Restated Certificate of Incorporation (“Certificate of Incorporation”);

•	the Holding Company amended and restated the Company’s Bylaws (“Bylaws”);

•	the Holding Company issued $67.5 million in aggregate principal amount of Series A 6% Senior Guaranteed Notes due 2011 (the “Series A Notes”) (initially convertible, in the aggregate, into 22.8% of the New Common Stock on a fully diluted basis) to holders of the Holding Company’s former 12-1/8% Senior Guaranteed Notes due 2003 (the “2003 Noteholders”), in full satisfaction of the claims of the 2003 Noteholders, including the outstanding principal and all accrued and unpaid interest thereon;

•	the Holding Company issued to (i) holders of debt under the Company’s pre-Effective Date Broadband Network vendor financing agreements (the “Original Vendor Financing Agreements”) and (ii) other creditors of the Company’s operating subsidiaries holding guarantees by the Holding Company of such indebtedness who voted to accept the Plan, a combination of new senior indebtedness totaling $144.0 million, $23.9 million in the aggregate of new Series B 6% Senior Guaranteed Notes due 2011 (the “Series B Notes”) (initially convertible in the aggregate into 5.3% of the New Common Stock on a fully diluted basis), and eight-year warrants to acquire 15.3% in the aggregate of the New Common Stock (on a fully diluted basis);

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

•	the Holding Company issued 200,000 shares of restricted New Common Stock to certain officers of the Company in accordance with the Company’s 2003 Stock Incentive Plan; and

•	the Holding Company approved stock options for 1,646,332 shares of New Common Stock to senior officers in accordance with the Company’s 2003 Stock Incentive Plan.

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

Because the Holding Company emerged from bankruptcy on March 25, 2003 (referred to as the “Successor Company” as of and subsequent to March 31, 2003), for financial reporting purposes the Company used an effective date of March 31, 2003 and applied fresh-start accounting to the consolidated balance sheet as of that date in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. In accordance with SOP 90-7, the Company adopted fresh-start accounting because (i) the holders of the existing voting shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging company and (ii) the Company’s reorganization value, which served as the basis for the Plan approved by the Bankruptcy Court, was less than the Company’s post-petition liabilities and allowed claims.

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

3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 2, the Holding Company successfully emerged from bankruptcy on March 25, 2003 with an approved reorganization plan. Prior to emergence, the Company had incurred substantial net losses and had both

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

working capital and stockholders’ deficiencies. After emergence, the Company has generated cash flows from operations of $35.5 million and $32.4 million, respectively, for the years ended December 31, 2004 and 2005 and has incurred net losses of $14.2 million and $36.4 million, respectively. As of December 31, 2005, the Company has cash and cash equivalents of $24.1 million, which includes approximately $9.6 million in Venezuela (see Note 4) and a working capital deficiency of approximately $37.7 million.

A significant portion of the Company’s debt is held by affiliates of certain members of the Holding Company’s board of directors. Accordingly, a special committee of the Holding Company’s board of directors was formed at the end of 2004 to explore recapitalization alternatives. On July 29, 2005, as discussed in Note 8, the Holding Company, IMPSAT Argentina and IMPSAT Brazil entered into amendments to certain of its senior secured indebtedness, pursuant to which a principal payment of $18.3 million was made and the amortization schedule for such indebtedness modified, along with other terms. In addition, as also discussed in Note 8, IMPSAT Argentina continues to be in default on approximately $7.6 million principal amount of vendor financing indebtedness. Based on its current business plan, the Company will not generate sufficient internally-generated funds to meet its maturing obligations in the future. If the Company cannot generate sufficient cash flows to meet the Company’s cash flow and working capital needs, and to achieve its longer term growth and operational goals, the Company will require additional financing. There is no assurance that such financing will be available on acceptable terms or at all. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The financial statements are presented on a consolidated basis and include the accounts of the Holding Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Currency Risk—During February 2003, the Venezuelan government imposed exchange rate controls, fixing the bolivar’s value to the U.S. dollar at 1,600 bolivars to the U.S. dollar. During February 2004 and March 2005, the Venezuelan government further devalued the bolivar and fixed the bolivar’s value to the U.S. dollar at 1,920 and 2,150, respectively. These exchange controls limit the Company’s ability to convert local currency into U.S.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

dollars and transfer funds out of Venezuela. As of December 31, 2005, approximately $9.6 million of the Company’s cash and cash equivalents were held in Venezuela ($7.5 million in local currency, translated into U.S. dollars at the fixed exchange rate imposed by the Venezuelan government).

Cash and Cash Equivalents—Cash and cash equivalents include time deposits or money market funds with original maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

Revenue Recognition—Revenues from data, value-added telephony, IT solutions and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery to, and acceptance by, the customer. In connection with certain of the Company’s services, the Company may charge installation fees. Installation fees are generally less than the direct expenses for installation. Therefore, installation fees are recognized upon (i) the completion of the installation of customer premise equipment and (ii) the invoicing of such fees to the customer. If the installation charges are greater than the direct expenses, the amounts are deferred and recognized over the estimated life of the customer. For the three months ended March 31, 2003 (Predecessor Company), nine months ended December 31, 2003 and for the years ended December 31, 2004 and 2005 (Successor Company), installation fees amounted to $0.8 million, $2.7 million, $4.7 million and $5.8 million, respectively and related direct installation costs amounted to $0.9 million, $4.0 million, $7.4 million and $10.2 million, respectively. As a result, no amounts of installation fees were deferred during these periods.

In addition, the Company has entered into, and may enter into in the future, agreements with carriers granting indefeasible rights of use (“IRUs”) and access to portions of the Company’s broadband network capacity and infrastructure. Pursuant to some of these agreements, the Company may receive fixed advance payments for the IRUs, which would be recognized as revenue ratably over the life of the IRU. Likewise, amounts received in advance would be recorded as deferred revenue.

The Company records its revenues net of deductions for sales taxes. These taxes are assessed by the governmental taxing authorities in a number of countries in which the Company operates based on a percentage of gross revenues and totaled approximately $2.0 million, $6.7 million, $10.8 million and $14.1 million for the three months ended March 31, 2003 (Predecessor Company), the nine months ended December 31, 2003 and for the years ended December 31, 2004 and 2005 (Successor Company), respectively.

No single customer accounted for greater than 10% of total net revenues for the three months ended March 31, 2003 (Predecessor Company), the nine months ended December 31, 2003 or for the years ended December 31, 2004 and 2005 (Successor Company).

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153 (“SFAS No. 153”), Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 during 2006 to have a material impact on its financial condition or results of operations.

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

Long-Lived Assets—Long-lived assets are reviewed on an ongoing basis for impairment based on a comparison of carrying values to the related undiscounted future cash flows. If the carrying amounts exceed such cash flows, identifying a possible impairment, the asset carrying amounts are adjusted to fair value as determined by appraisals by independent consultants or internal discounted cash flow models.

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

Foreign Currency Translation—The Holding Company’s subsidiaries, except for IMPSAT Brazil, use the U.S. dollar as the functional currency. The effects of foreign currency transactions are included as net gain or loss on foreign exchange. IMPSAT Brazil uses the local currency as the functional currency, therefore the effects of translation are included in accumulated other comprehensive loss within stockholders’ equity.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation costs been recognized based on the fair value at the date of grant for options, the pro-forma amounts of the Company’s net income (loss) and net income (loss) per common share for the three months ended March 31, 2003, the nine months ended December 31, 2003 and for the years ended December 31, 2004 and 2005 would have been as follows:

	Predecessor Company	Successor Company	Successor Company	Successor Company
	Three Months Ended March 31,	Nine Months Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2003	2003	2004	2005
Net income (loss)
As reported	$731,066	$9,477	$(14,219)	$(36,248)
Add: Stock-based compensation expense, as reported	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(175)	(1,028)	(1,479)	(875)

Pro forma	$730,891	$8,449	$(15,698)	$(37,123)

Net income (loss) per common share: Basic: As reported	$8.00	$0.96	$(1.42)	$(3.61)
Pro forma	$7.00	$0.85	$(1.57)	$(3.69)
Diluted: As reported	$8.00	$0.72	$(1.42)	$(3.61)
Pro forma	$7.00	$0.66	$(1.57)	$(3.69)

For purposes of the pro forma disclosures, the fair value of the options granted in 2003 was estimated using the minimum value method prescribed by SFAS No. 123, as the Company’s new common stock had not traded between the date of emergence and the date of the granting of the options. The assumptions used by the Company were as follows: no dividend yield; no volatility; risk-free interest rate of 3%; and an expected term of seven years. For purposes of the pro-forma disclosures, the fair value of the options granted in 2004 and 2005 was estimated using the Black-Scholes option pricing model. The assumptions used by the Company were as follows: no dividend yield; volatility of 39% and 59%, respectively, risk-free interest rate of 3.75% and 4.50%, respectively; and an expected term of eight and seven years, respectively. No stock-based compensation to employees from stock options is reflected in the accompanying consolidated statements of operations because all the options granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.

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

The valuation model and amortization assumption used by the Company continues to be available. The Company adopted SFAS No. 123(R) on January 1, 2006. The Company expects the impact on its 2006 earnings to be approximately $349 as all remaining non-vested options as of January 1, 2006, vest during 2006. In addition, the Company will use the modified prospective method and will utilize the Black-Scholes option pricing model to determine the fair value of its option grants. See above for the pro forma effect for the each of the periods presented, using the existing valuation and amortization assumptions.

Fair Value of Financial Instruments—As of December 31, 2004 and 2005, the Company’s financial instruments include cash and cash equivalents, receivables, payables and short and long-term debt.

The fair value of cash and cash equivalents, receivables, payables and short-term debt is equal to their carrying value due to their short term nature. The Company’s Series A, Series B and Senior Secured Notes were valued using the available interest rates for the Company.

At December 31, 2004 and 2005, the fair value of the Company’s other financial instruments was as follows:

2004	Book Value	% of Face	Fair Value
Series A 6% Senior Guaranteed Notes due 2011	$66,376	63.7%	$42,282
Series B 6% Senior Guaranteed Notes due 2011	25,240	95.5	24,104
Senior Secured Notes 10% maturing due 2009	146,877	80.9	118,823

2005	Book Value	% of Face	Fair Value
Series A 6% Senior Guaranteed Notes due 2011	$67,308	76.3%	$51,383
Series B 6% Senior Guaranteed Notes due 2011	25,595	76.3	19,539
Senior Secured Notes 10% maturing due 2009	5,918	96.6	5,717
Senior Secured Notes 12% maturing due 2009	107,300	100.0	107,300

Net Income (Loss) Per Common Share—Basic income (loss) per share is computed based on the average number of common shares outstanding and diluted income (loss) per share is computed based on the average number of common and potential common shares outstanding using the treasury stock method. The calculation of diluted income (loss) per share was the same as the calculation of basic income (loss) per share for the three months ended March 31, 2003 and the years ended December 31, 2004 and 2005, since the inclusion of potential common stock in the computation would be antidilutive.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

The computation of net income per share for the nine months ended December 31, 2003 is a follows:

Nine Months Ended December 31, 2003
Net income	$9,477
Add back: interest on Series A and B Notes as if converted	2,145

Adjusted Net Income	$11,622

Weighted average number of common shares outstanding used in basic per share calculation	9,917

Basic net income per common share	$0.96

Weighted average number of common shares outstanding used in basic earnings per share calculation	9,917
Effect of dilutive securities:
Series A and B Notes (convertible)	5,990
Shares of restricted stock	150

Weighted average number of common shares outstanding used in diluted earnings per share calculation	16,057

Diluted net income per common share	$0.72

Antidilutive securities not included in diluted earnings per common share computation are as follows:

	Nine Months Ended December 31, 2003	Year Ended December 31,
		2004	2005
Stock Options	1,676	2,068	2,114

Exercise Price	$15.00	$6.17 to $15.00	$6.17 to $15.00

Warrants	3,257	3,257	3,257

Exercise Price	$15.00	$15.00	$15.00

Series A and B Notes		6,028	6,071

Conversion Price		$13.66 to $20.93	$13.56 to 20.78

Shares of restricted stock		100	50

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss is as follows:

	FOREIGN CURRENCY TRANSLATION	UNREALIZED GAIN ON INVESTMENTS AVAILABLE FOR SALE	TOTAL
Balance at December 31, 2002 (Predecessor Company)	$20,263	$—	$20,263
Change during the year	(4,097)	55	(4,042)

Balance at March 31, 2003 (Predecessor Company)	16,166	55	16,221
Elimination of Predecessor Company Accumulated Other Comprehensive Income (Loss)	(16,166)	(55)	(16,221)

Balance at March 31, 2003 (Successor Company)	—	—	—
Change during the period	(3,039)	1,732	(1,307)

Balance at December 31, 2003 (Successor Company)	(3,039)	1,732	(1,307)
Changes during the year	(2,969)	(1,732)	(4,701)

Balance at December 31, 2004 (Successor Company)	(6,008)	—	(6,008)
Change during the year	429	—	429

Balance at December 31, 2005 (Successor Company)	$(5,579)	$—	$(5,579)

New Accounting Pronouncement—In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. In contrast, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively to prior periods’ financial statements, unless this would be impracticable. In addition, SFAS No.154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. SFAS No.154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

5. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, by operating subsidiary, at December 31, 2004 and 2005 (Successor Company), are summarized as follows:

	2004	2005
IMPSAT Argentina	$16,203	$17,577
IMPSAT Brazil	5,419	8,539
IMPSAT Colombia	4,270	4,342
IMPSAT Venezuela	6,506	7,366
All other countries	8,978	8,242

Total	41,376	46,066
Less: allowance for doubtful accounts	(12,013)	(10,254)

Trade accounts receivable, net	$29,363	$35,812

The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables is susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customer financial history is analyzed.

The activity for the allowance for doubtful accounts for the three months ended March 31, 2003 (Predecessor Company), nine months ended December 31, 2003 and for the years ended December 31, 2004 and 2005 (Successor Company) is as follows:

	March 31, 2003	December 31, 2003	December 31, 2004	December 31, 2005
Beginning balance	$23,384	$21,358	$20,642	$12,013
Provision for (reversal of) allowance for doubtful accounts	515	2,365	(3,916)	(1,062)
Net (Write-offs) recoveries	(1,553)	(3,238)	(4,704)	(253)
Effect of exchange rate change	(988)	157	(9)	(444)

Ending balance	$21,358	$20,642	$12,013	$10,254

6. OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2004 and 2005 (Successor Company):

	2004	2005
IMPSAT Argentina	$497	$419
IMPSAT Brazil	2,358	2,304
IMPSAT Colombia	3,475	3,103
IMPSAT Venezuela	2,670	3,076
All other countries	3,865	1,882

Total	$12,865	$10,784

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2004 and 2005 (Successor Company) consists of:

	2004	2005
Land	$10,109	$10,109
Building and improvements	36,496	38,100
Operating communications equipment	194,449	229,032
Network infrastructure (including rights of way)	111,433	121,378
IRU investments	20,407	22,118
Furniture, fixtures and other equipment	16,048	17,617

Total	388,942	438,354
Less: accumulated depreciation	(75,102)	(130,795)

Total	313,840	307,559
Equipment in transit	3,442	1,507
Construction in process	28	826

Property, plant and equipment, net	$317,310	$309,892

The activity in accumulated depreciation for the three months ended March 31, 2003 (Predecessor Company), the nine months ended December 31, 2003, and for the years ended December 31, 2004 and 2005 (Successor Company) is as follows:

	March 31, 2003	December 31, 2003	December 31, 2004	December 31, 2005
Beginning balance	$465,142	$—	$29,389	$75,102
Depreciation expense	19,358	29,535	44,797	55,324
Exchange rate effects	1,747	226	1,706	2,971
Disposals and retirements	(4,845)	(372)	(790)	(2,602)
Application of fresh-start reporting	(481,402)

Ending balance	$—	$29,389	$75,102	$130,795

8. DEBT

Short-Term Debt—IMPSAT Brazil maintains short-term credit facilities denominated in local currency with local banks. The facilities bear interest at 1.77% to 1.95% per month. As of December 31, 2004 and 2005, the outstanding balance amounted to $1.5 million and $2.2 million, respectively. The credit facilities mature through October 2006. In addition, as of December 31, 2004, IMPSAT Venezuela maintained a $1.2 million short-term credit facility denominated in local currency with a local bank. This facility was repaid during 2005.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

Long-Term Debt—The Company’s long-term debt at December 31, 2004 and 2005 (Successor Company) is detailed as follows:

	2004	2005
Series A 6% (paid-in-kind through March 25, 2005) Senior Guaranteed Notes due 2011	$66,376	$67,308
Series B 6% (paid-in-kind through March 25, 2005) Senior Guaranteed Notes due 2011	25,240	25,595
Senior Secured Notes 12% (paid-in-kind through March 25, 2005) , maturing 2009		107,300
Senior Secured Notes 10% (paid-in-kind through March 25, 2005) , maturing 2009	146,877	5,918
Senior Notes issued by IMPSAT Colombia due 2008 and 2010 (interest rate 12.66%), collateralized by the assignment of customer contracts	18,830	19,700
Term notes, maturing through 2007; collateralized by buildings and equipment and the assignment of customer contracts; denominated in:
U.S. dollars (interest rate 8%)	3,191	2,161
Local currency (interest rates 10.41% to 10.87%)	6,390	8,035
Eximbank notes (interest rate 3.34%), maturing semiannually through 2007	2,779	1,853
Vendor financing (interest rates 7.65% to 8.9%)	8,744	8,065

Total long-term debt	278,427	245,935
Less: current portion including defaulted indebtedness	(45,092)	(17,604)

Long-term debt, net	$233,335	$228,331

The scheduled maturities of long-term debt at December 31, 2005 are as follows:

Year Ending	Amount
2006	$17,604
2007	30,187
2008	37,123
2009	58,202
2010	9,916
2011	92,903

Total	$245,935

The Series A Notes, Series B Notes and Senior Secured Notes and some of the other term notes contain certain covenants requiring the Company to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends. As of December 31, 2005, the Company was in compliance with all of its debt covenants.

On July 29, 2005, the Holding Company, IMPSAT Argentina and IMPSAT Brazil entered into amended and restated financing agreements to restructure $125.6 million of its Senior Secured Notes, which were issued by IMPSAT Argentina and IMPSAT Brazil pursuant to separate credit agreements that are each guaranteed by the Holding Company, and which was held by affiliates of certain members of the Holding Company’s board of directors. Prior to the amendments, such indebtedness was required to be paid in eight remaining semi-annual principal installments aggregating $15.7 million between September 2005 and March 2009. Pursuant to such amendments, an initial principal repayment of $18.3 million was made and the terms of the agreements were modified such that the remaining outstanding principal amounts ($38.9 million owed by IMPSAT Argentina and $68.4 million owed by IMPSAT Brazil) will be repaid in the aggregate amounts of $5 million in 2006, $20 million in 2007, $25 million in 2008 and $57.3 million in 2009. The amended indebtedness bears interest at a rate

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

of 12% per annum, payable semi-annually in arrears, as compared to 10% per annum for the period prior to the effectiveness of the amendments. The parties also agreed to amendments to the financial covenants in the agreements to reflect current financial and operating conditions. The amended indebtedness is subject to optional prepayment at a cost of 101% until July 29, 2006 and at par thereafter. The borrowers and the lenders under the amended indebtedness each have an option to further amend the agreements governing such indebtedness to provide that the Company shall be the primary borrower, and IMPSAT Argentina and IMPSAT Brazil the respective guarantors of the portions of the indebtedness currently owed by them, subject to certain terms and conditions. The terms and conditions of the amendments were negotiated by a special committee of the Holding Company’s board of directors that was formed to explore recapitalization alternatives.

In addition, although the Holding Company has emerged from bankruptcy, IMPSAT Argentina remains in default under indebtedness owed to a creditor who voted against the Plan. Under the Plan, the claims of this creditor were a contingent obligation arising under a guarantee by the Holding Company of certain primary indebtedness of IMPSAT Argentina. Notwithstanding the Holding Company’s emergence from bankruptcy and the extinguishment of Holding Company’s guarantee as a result, an event of default has occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. As a result of this default, which relates to vendor financing totaling approximately $7.6 million in outstanding principal amount as of December 31, 2004 and 2005, such indebtedness and accrued interest thereon is due and payable. IMPSAT Argentina had been in discussions with the entity holding the indebtedness with a view to rescheduling or otherwise restructuring the defaulted debt obligation. The Company understands, however, that this holder recently transferred the defaulted debt obligation to a new holder. The Company is not in discussions with the new holder. If IMPSAT Argentina is unable to reschedule or restructure this indebtedness, IMPSAT Argentina could be forced to seek protection or liquidate under the bankruptcy laws of Argentina. There is no assurance that IMPSAT Argentina will reach a definitive agreement with this holder to reschedule or restructure such obligations.

During the nine months ended December 31, 2003, the Company issued a combination of new senior secured indebtedness totaling $3.7 million and Series B Notes totaling $1.7 million in full settlement of certain vendor financing obligations totaling $10.3 million of IMPSAT Argentina. The Company recorded a $5.5 million gain on extinguishment as a result of the above transaction. In addition, the Company extinguished certain of its Eximbank notes, and certain of its vendor financing and accounts payable-trade obligations prior to their maturity for cash and recorded a gain on extinguishment of approximately $8.8 million.

During the third quarter of 2004, some holders of the Holding Company’s Series A Notes converted approximately $0.2 million of notes at face value into 16,100 shares of common stock. The Company recorded $0.1 million gain on extinguishment of debt as a result of this conversion based upon the fair value of the common stock at the date of conversion and the notes’ carrying value.

The Series A and Series B Notes are convertible into approximately 4,964,000 and 1,107,000 shares of the Company’s common stock, respectively, at a conversion price of $13.56 and $20.78, respectively, as of December 31, 2005.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

9. INCOME TAXES

The composition of the provision for income taxes, all of which is for foreign taxes, for the three months ended March 31, 2003 (Predecessor Company), nine months ended December 31, 2003 and for the years ended December 31, 2004 and 2005 (Successor Company) is as follows:

	Three Months Ended March 31,	Nine Months Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2003	2003	2004	2005
Current	$(324)	$(1,454)	$(1,867)	(2,385)
Deferred	(82)		(1,612)	(2,107)

Total	$(406)	$(1,454)	$(3,479)	(4,492)

The foreign statutory tax rates range from 15% to 35% depending on the particular country. Deferred taxes result from temporary differences in revenue recognition, depreciation methods and net operating loss carryforwards, and are as follows at December 31, 2004 and 2005 (Successor Company):

	2004	2005
Deferred tax assets:
Net operating loss carryforwards:
Domestic	$8,316	$11,395
Foreign	114,012	129,285
Property, plant and equipment	31,697	31,208
Allowances	5,655	3,056

Gross deferred tax assets	159,680	174,944
Less: valuation allowance	(159,680)	(171,543)

Net deferred tax asset	—	3,401
Deferred tax liabilities:
Property, plant and equipment	(1,612)	(7,120)

Net deferred tax liability	$(1,612)	$(3,719)

The Company recorded a valuation allowance to offset its deferred income tax asset as of December 31, 2004 and 2005 because management cannot conclude that utilization of the tax benefits resulting from operating losses and the other temporary differences are “more likely than not” to be realized, as required by SFAS No. 109.

The Company has reserved for tax contingencies totaling approximately $6.0 million and $7.3 million as of December 31, 2004 and 2005, respectively, attributable primarily to its foreign subsidiaries’ tax return filings. These contingencies are for tax liabilities and related interest, as well as certain tax positions taken on foreign tax returns for which the statutes remain open.

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

10. OPERATING SEGMENT INFORMATION

The Company’s operating segment information, by subsidiary, is as follows:

January 1, 2003 to March 31, 2003 (Predecessor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$9,196	$5,504	$12,068	$7,510	$14,432	$(7,328)	$41,382
Internet	1,585	838	1,147	910	2,810	(1,557)	5,733
Value added services	1,157	956	225	518	2,541	(616)	4,781
Telephony	2,701		117		2,439	(1,151)	4,106
Sales of equipment	41			29	4		74

Total net revenues	$14,680	$7,298	$13,557	$8,967	$22,226	$(10,652)	$56,076

Operating (loss) income	$(3,004)	$(2,761)	$(2,729)	$2,459	$197		$(5,838)

Total assets	$124,570	$100,023	$79,925	$45,524	$97,687		$447,729

April 1, 2003 to December 31, 2003 (Successor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$25,202	$18,028	$35,832	$22,798	$38,325	$(19,330)	$120,855
Internet	5,173	2,646	3,599	2,097	10,376	(5,583)	18,308
Value added services	3,967	2,488	1,123	932	3,308	(1,261)	10,557
Telephony	9,009	14	291		8,890	(4,636)	13,568
Sales of equipment	530		168	111	117		926

Total net revenues	$43,881	$23,176	$41,013	$25,938	$61,016	$(30,810)	$164,214

Operating income (loss)	$1,134	$(6,549)	$5,629	$6,824	$4,383		$11,421

Total assets	$114,031	$107,376	$76,961	$54,495	$87,766		$440,629

2004 (Successor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$31,967	$23,948	$47,984	$28,929	$50,136	$(21,000)	$161,964
Internet	7,011	3,900	6,027	2,467	12,435	(5,715)	26,125
Value added services	18,080	4,901	2,318	1,674	2,984	(13,283)	16,674
Telephony	14,233	671	203		13,129	(6,563)	21,673
Sales of equipment	703	51	141	70	314		1,279

Total net revenues	$71,994	$33,471	$56,673	$33,140	$78,998	$(46,561)	$227,715

Operating income (loss)	$9,127	$(6,569)	$4,163	$9,245	$(13,380)		$2,586

Total assets	$118,961	$113,938	$75,053	$53,969	$81,986		$443,907

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

2005 (Successor Company)	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$34,045	$31,197	$50,498	$26,171	$49,192	$(18,251)	$172,852
Internet	8,111	5,707	5,864	2,453	13,916	(5,460)	30,591
Value added services	17,757	9,572	5,268	2,362	4,104	(14,189)	24,874
Telephony	18,209	1,582	222	—	13,490	(8,536)	24,967
Sales of equipment	42	—	128	90	430	—	690

Total net revenues	$78,164	$48,058	$61,980	$31,076	$81,132	$(46,436)	$253,974

Operating income (loss)	$4,376	$(4,675)	$1,944	$7,485	$(12,321)		$(3,191)

Total assets	$123,910	$125,191	$71,710	$57,991	$20,741		$399,543

11. STOCKHOLDERS’ EQUITY

2003 Stock Incentive Plan—On the Effective Date, in accordance with the Plan, the Holding Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”), which provides for the grant to the Company’s officers, key employees, consultants, advisors, directors or affiliates of (i) “incentive stock options” within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, (ii) stock options that are non-qualified for U.S. federal income tax purposes, (iii) restricted stock grants and (iv) stock appreciation rights (collectively the “Awards”). The total number of shares of common stock for which Awards may be granted pursuant to the 2003 Plan is 3,087,044, subject to certain adjustments reflecting changes in the Holding Company’s capitalization (provided that no more than 200,000 shares of common stock may be issued pursuant to Awards that are not stock options or stock appreciation rights). The 2003 Plan is administered by the Holding Company’s compensation committee. The compensation committee determines, among other things, which of the Company’s officers, employees, consultants, advisors, affiliates and directors will receive Awards under the Plan, the time when Awards will be granted, and the type of Awards to be granted. Awards granted under the 2003 Plan are on such terms, including the number of shares subject to each Award, the time or times when the Awards will become exercisable, and the price and duration of the Award, as determined by the compensation committee. The expiration date of the 2003 Plan is March 25, 2013 and no Awards may be granted after said date. The termination of the Plan will not affect any Award outstanding on the date of termination.

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

Restricted Stock—On the Effective Date, in accordance with the Plan, the Company granted certain officers 200,000 shares of the Holding Company’s new common stock. These shares vest in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant (but, in each case, only if the executive is still employed with the Company on such respective date).

In connection with the restricted stock grant above, the Holding Company recorded approximately $1.3 million in stockholders’ equity as deferred compensation. The deferred compensation is being amortized to expense over the vesting period. Amortization for 2004 and 2005 was $440 per year.

Stock Options—On May 19, 2003, the Holding Company granted stock options for 1,646,332 shares of the Holding Company’s new common stock, at an exercise price of $15.00 per share to certain key employees. These options vest in one-quarter increments on the date of grant and on each of the successive three anniversaries of the date of grant. In addition, on the same date, the Holding Company also granted stock options for 30,000 shares of the Holding Company’s common stock to certain directors of the Holding Company at an exercise price of $15.00 per share. These stock options vested immediately. Any unexercised stock options under these grants will expire on May 19, 2011. Based on the resignation from the board of directors of one director on December 31, 2004, 30,000 of these options were cancelled.

On July 15, 2004, the Holding Company granted stock options for 262,156 shares of the Holding Company’s common stock at an exercise price of $12.00 per share to certain key employees, 174,771 of which were fully vested on the date of grant and the remaining 87,385 vested based on the achievement of certain fiscal 2004 performance goals.

Additionally, on September 30, 2004, the Holding Company granted stock options for 90,000 shares of the Holding Company’s common stock at an exercise price of $6.17 per share to certain directors of the Holding Company in recognition of such directors’ service as directors of the Holding Company, which options were fully vested on the date of grant. Based on the resignation from the board of directors of one director on December 31, 2004, 30,000 of the 90,000 options granted on September 30, 2004 were cancelled.

On September 30, 2004 and November 19, 2004, the Holding Company granted stock options for 60,000 and 20,000 shares, respectively, of the Holding Company’s common stock at exercise prices of $6.17 and $15.00, respectively, per share to an affiliate of certain directors of the Holding Company pursuant to an agreement of the parties (and not under the 2003 Plan or any other stockholder-approved plan) in recognition of such directors’ service as directors of the Holding Company, which options were fully vested on the date of grant. The Holding Company recorded an expense of approximately $149 as a result of this issuance, which is included within selling, general and administrative in the accompanying statement of operations for the year ended December 31, 2004. Based on the resignation from the board of directors of Raul Ramirez on June 8, 2005, 50% of the stock options granted on September 30, 2004 and November 19, 2004 were cancelled.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

On November 17, 2005, the Holding Company granted stock options for 10,000 and 32,546 shares with exercise prices of $15.00 and $7.05, respectively, to an affiliate of a director of the Holding Company pursuant to an agreement of the parties (and not under the 2003 Plan or any other stockholder-approved plan) in recognition of such director’s service as a director of the Holding Company. In addition, on such date, the Holding Company granted stock options for 10,000 and 32,546 shares with exercise prices of $15.00 and $7.05, respectively, to a director of the Holding Company under the 2003 Plan in recognition of such director’s service as a director of the Holding Company. Both of these stock option grants vested immediately. Unless earlier terminated by reason of the termination of a director’s service, any unexercised stock options under these grants will expire on May 19, 2011, in the case of options granted with an exercise price of $15.00, and September 30, 2012, in the case of options granted with an exercise price of $7.05. The Company recorded an expense of approximately $111 as a result of this issuance, which is included within selling, general and administrative in the accompanying statement of operations for the year ended December 31, 2005.

A summary of stock option transactions during the nine month period ended December 31, 2003 and for the years ended December 31, 2004 and 2005 is as follow:

	Number of Option	Weighted Average Exercise Price
Granted during May 2003	1,676,332	$15.00
Exercised	—	—
Cancelled	—	—

Outstanding at December 31, 2003	1,676,332	15.00
Granted	432,156	10.12
Exercised	—	—
Cancelled	—	—

Outstanding at December 31, 2004	2,108,488	14.00
Exercised	—	—
Granted	85,092	8.92
Cancelled	(80,000)	8.38

Outstanding at December 31, 2005	2,113,580	$14.01

The following table summarizes information concerning outstanding stock options at December 31, 2005:

Range of Exercise Price	Number of Options Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price
$ 6.17	90,000	7	$6.17	90,000	$6.17
$ 7.05	65,092	7	7.05	65,092	7.05
$12.00	262,156	9	12.00	262,156	12.00
$15.00	1,696,332	6	15.00	1,284,758	15.00

	2,113,580	6	$14.01	1,702,006	$13.77

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

Common Stock—On July 18, 2003, pursuant to a subscription agreement as of that date, the Company issued 100,000 shares of its common stock to Houlihan Lokey Howard & Zukin Capital (“Houlihan Lokey”). In consideration of this issuance, Houlihan Lokey agreed not to collect a $1.5 million fee otherwise payable to them for services provided during the Holding Company’s Chapter 11 reorganization. The shares were recorded at the fair value of the stock at the date of the issuance ($10.75). The difference between the amounts due to Houlihan Lokey and the fair value of the common stock issued was recorded as a gain.

Warrants—On the Effective Date, in accordance with the Plan, the Holding Company issued 3,257,178 eight-year warrants to acquire the Holding Company’s stock at $15.00 per share. As of December 31, 2005, all the warrants remain outstanding.

Common Stock Reserve Pool—On the Effective Date, in accordance with the Plan, the Holding Company established a common stock reserve pool of 686,000 shares. During the fourth quarter of 2003, the Holding Company released all the shares in the Common Stock Reserve Pool to holders of certain allowed general unsecured claims under the Plan and to the 2005/2008 Holders upon the conclusion of the claims resolution procedures set forth in the Plan.

12. MANAGEMENT INCENTIVE PLAN

On December 28, 2005, the compensation committee of the Board of Directors of the Holding Company approved the adoption of the IMPSAT Fiber Networks, Inc. Management Incentive Plan (the “MIP”), and the granting of awards thereunder to executive officers of the Company pursuant to retention agreements. The MIP was adopted as part of the Company’s ongoing, periodic review of its compensation and benefits programs and in recognition of the importance to the Company and its stockholders of avoiding the loss of key management personnel. The MIP is administered by the compensation committee, which may designate any employee of the Company as a participant. There are presently seven participants in the plan, all of whom are executive officers of the Company.

The MIP provides that participants may receive a cash incentive payment (the “Award”), the amount of which will be determined on the earlier of December 31, 2008, or the closing date of a change in control transaction of the Holding Company, and which will be paid within 30 days of December 31, 2008, or, if earlier, on the closing date of a change in control transaction of the Holding Company.

If the amount of the Award is determined on December 31, 2008, the compensation committee will have the sole and absolute discretion to determine the amount, if any, of any payment made under the MIP, but the total value of all Awards under the MIP may not exceed the product of $1,650,000 and the amount by which the per-share price of the Holding Company’s common stock exceeds $7.00, based on the average closing prices during the thirty-day period ending on such date.

If the amount of the Award is determined on the closing date of a change in control transaction, each participant will receive an Award equal to the participant’s allocated percentage of a bonus pool, the value of which will be equal to $1,650,000 multiplied by the amount by which the per-share price of the Holding Company’s common stock exceeds $7.00, based on the price per share paid for the Holding Company’s common stock in the transaction. A “change in control” for purposes of the plan generally consists of either an acquisition of more than 30% of the Holding Company’s voting securities (other than by a holder of 5% or more of the Holding Company’s fully-diluted common stock on the effective date of the MIP), which represents a greater percentage than is held in the aggregate by the Holding Company’s existing stockholders, or the current Board

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

members (and their approved successors) ceasing to constitute a majority of the Board or, if applicable, the board of directors of a successor to the Company.

If a participant terminates his or her employment or is terminated by the Company for cause prior to the date the Award vests, the participant will not be entitled to an incentive payment. If a participant’s employment with the Company is terminated prior to the date the Award vests by reason of death, disability, or a termination without cause by the Company, the incentive payment will be made to the participant or his or her estate on the applicable payment date.

The MIP will expire on the earlier of the date of payment of the Awards or January 31, 2009, at which time all benefits under the MIP will have been paid.

As of December 31, 2005, no amounts have been accrued under the MIP.

13. RELATED PARTIES TRANSACTIONS

As discussed in Notes 3 and 8, on July 29, 2005, we entered into amended and restated financing agreements to restructure $125.6 million of the Senior Secured Notes, which were issued by IMPSAT Argentina and IMPSAT Brazil pursuant to separate credit agreements that are each guaranteed by the Holding Company. The restructured Senior Secured Notes were, and continue to be, held by Morgan Stanley Senior Funding, Inc. (“MSSF”) and, through participation, accounts of WRH Partners Global Securities, L.P. and/or certain of its affiliates (collectively, “WR Huff”). Each of MSSF and Huff are affiliates of certain members of our board of directors. In addition, affiliates of MSSF hold a significant portion of the Holding Company’s common stock and Series B Notes, and have been granted stock options. WR Huff holds a significant portion of the Series A Notes and Series B Notes. The terms and conditions of the amendments were negotiated by a special committee of the Holding Company’s board of directors that (i) was formed to explore recapitalization alternatives, (ii) retained Lehman Brothers Inc. as its exclusive financial advisor and (iii) received an opinion from Lehman Brothers Inc. that the restructuring transaction was fair to the Holding Company, IMPSAT Argentina and IMPSAT Brazil.

As discussed in Note 11, on November 17, 2005, the Holding Company granted stock options for 10,000 shares and 32,456 shares of common stock to Morgan Stanley & Co., an affiliate of certain directors of the Holding Company, in recognition of the service of an affiliated director on the board of directors of the Holding Company.

During the years ended December 31, 2004 and 2005, the Company purchased telecommunications equipment and services from Nortel Network Limited, an affiliate, totaling $2.2 million and $1.2 million, respectively.

14. COMMITMENTS AND CONTINGENCIES

Commitments—The Company leases satellite capacity with average annual rental commitments of approximately $15.4 million through 2009 under non- cancelable agreements. In addition, the Company has committed to long-term contracts for the purchase of satellite and terrestrial links from third parties for approximately $14.4 million and $15.0 million through 2015 and 2009, respectively. The Company has commitments to purchase communications and data center equipment amounting to approximately $5.4 million at December 31, 2005.

The Holding Company is a guarantor of the Senior Secured Notes issued by its subsidiaries and other financing agreements entered by certain of its subsidiaries. At December 31, 2005, the aggregate balance outstanding that has been guaranteed by the Holding Company was approximately $113.2 million (see Note 8).

The Company maintains commercial insurance policies which serve to guarantee certain of the Company’s performance obligations for services under some public and private contract bids which total approximately $43.2 million as of December 31, 2005.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

Employment Agreements—The Company entered into employment agreements with two of its senior executives which provide for a three year term (subject to recurrent automatic one year renewals). Under such agreements, the base salary of these executives amounts to approximately $0.8 million per year. These agreements were to expire on March 25, 2006, but have each been automatically extended for one year pursuant to the terms of the agreements.

IPO Allocations Class Action—On November 1, 2001, a lawsuit (the “IPO Class Action”) was filed in the United States District Court for the Southern District of New York against the Holding Company, certain individuals who were then officers and directors of the Company, and the underwriters to the Holding Company’s initial public offering “IPO”. This lawsuit alleges on behalf of a proposed class of all shareholders that the Holding Company and its underwriters violated various provisions of the securities laws in connection with the IPO in February 2000. Pursuant to the Plan, the plaintiffs in the IPO Class Action received in connection with their claims the assignment of any insurance proceeds that the Holding Company receives in connection with the litigation, but otherwise the claims of the plaintiffs against the Holding Company or any of its other assets have been discharged as part of the Chapter 11 proceedings.

Pursuant to a court order in August 2001, the IPO Class Action was consolidated for all pre-trial purposes in In re Initial Public Offering Securities Litigation, 21 MC 92, an intra-district proceeding involving approximately 900 lawsuits relating to the initial public offerings of approximately 310 companies. In July 2002, the Holding Company and the other defendants filed a motion to dismiss, which was denied as to the Holding Company and one individual officer in February 2003. In April 2003, the Holding Company was advised that global settlement discussions between the plaintiffs and the Holding Company’s insurer (on behalf of the Holding Company and the individual defendants) to resolve plaintiffs’ claims against all 310 companies had reached an advanced stage. Among other things, the proposed settlement would result in a broad release of claims against the Holding Company, its officers and directors, and other issuers, and their officers and directors without a direct financial contribution by the Holding Company. Settlement papers seeking preliminary approval of the settlement and certification of the investor class were submitted to the court in June 2004. In February 2005, the Court granted preliminary approval for a proposed settlement. The settlement is subject to certain final determinations and a fairness hearing, which is presently scheduled for April 2006.

Employee Severance Litigation—On December 26, 2003, a lawsuit was filed in an Argentine court against IMPSAT Argentina by the former chairman of the Company’s board of directors, Mr. Enrique Pescarmona. This lawsuit alleged that IMPSAT Argentina failed to pay Mr. Pescarmona severance compensation in the amount of $2.9 million which the plaintiff believes is required by Argentine labor law in connection with his termination from the Company upon the effectiveness of the Plan. Discovery is currently ongoing. The Company believes that it has meritorious defenses to the allegations in the complaints and is defending the litigation vigorously.

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

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)

15. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected financial information for the quarterly periods in 2004 and 2005 (Successor Company) is presented below:

	2004 Quarters
	First	Second	Third	Fourth
Total net revenue	$55,060	$55,546	$57,590	$59,519

Operating income (loss)	3,215	401	(273)	(757)

Net (loss) income	(6,472)	(10,013)	675	1,591

Net (loss) income per common share:
Basic	(0.64)	(1.0)	0.07	0.15

Diluted	(0.64)	(1.0)	0.07	0.15

	2005 Quarters
	First	Second	Third	Fourth
Total net revenue	$59,872	$61,458	$65,408	$67,236

Operating (loss) income	(1,392)	(2,664)	826	39

Net loss	(8,224)	(6,967)	(5,163)	(15,894)

Net loss per common share:

Basic	(0.82)	(0.69)	(0.51)	(1.59)

Diluted	(0.82)	(0.69)	(0.51)	(1.59)

The Company’s 2005 fourth quarter results were negatively impacted as a result of a net loss on foreign exchange of $5.5 million during the fourth quarter of 2005 as compared to a net gain on foreign exchange of $4.4 million during the third quarter of 2005.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

16. GUARANTOR FINANCIAL INFORMATION

The financial information of IMPSAT Argentina, a guarantor subsidiary of the Holding Company’s Series A 6% Senior Guaranteed Notes due 2011 and Series B 6% Senior Guaranteed Notes due 2011, as of December 31, 2004 and 2005 and for the nine months ended December 31, 2003 and the years ended December 31, 2004 and 2005 (Successor Company) is shown in a separate column in the accompanying consolidating financial information, as follows:

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$39,775	$3,835	$20,045		$63,655
Trade accounts receivable, net		9,783	19,580		29,363
Other receivables	85,608	22,867	44,084	$(139,694)	12,865
Prepaid expenses	172	904	2,908	(976)	3,008

Total current assets	125,555	37,389	86,617	(140,670)	108,891

PROPERTY, PLANT AND EQUIPMENT, Net		73,904	243,406		317,310

NON-CURRENT ASSETS:
Investments	57,169			(57,169)
Other non-current assets	4	7,668	10,034		17,706

Total non-current assets	57,173	7,668	10,034	(57,169)	17,706

TOTAL	$182,728	$118,961	$340,057	$(197,839)	$443,907

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable — trade	$12,066	$20,547	$54,720	$(50,848)	$36,485
Short-term debt			2,656		2,656
Current portion of long-term debt		20,202	24,890		45,092
Interest payable		1,885	663		2,548
Accrued and other liabilities	33	8,906	38,343	(18,613)	28,669

Total current liabilities	12,099	51,540	121,272	(69,461)	115,450
LONG-TERM DEBT, Net	91,616	43.901	97,818		233,335
OTHER LONG-TERM LIABILITIES		4,539	82,774	(71,204)	16,109

Total liabilities	103,715	99,980	301,864	(140,665)	364,894
STOCKHOLDERS’ EQUITY	79,013	18,981	38,193	(57,174)	79,013

TOTAL	$182,728	$118,961	$340,057	$(197,839)	$443,907

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,026	$3,300	$19,744		$24,070
Trade accounts receivable, net		12,169	23,643		35,812
Other receivables	—	32,722	50,896	$(72,834)	10,784
Prepaid expenses	203	526	2,333	(238)	2,824

Total current assets	1,229	48,717	96,616	(73,072)	73,490

PROPERTY, PLANT AND EQUIPMENT, Net		68,242	241,650		309,892

NON-CURRENT ASSETS:
Investments	50,108			(50,108)
Other non-current assets	109,883	6,951	9,206	(109,879)	16,161

Total non-current assets	159,991	6,951	9,206	(159,987)	16,161

TOTAL	$161,220	$123,910	$347,472	$(233,059)	$399,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable — trade	$22,913	$23,995	$64,088	$(64,916)	$46,080
Short-term debt			2,168		2,168
Current portion of long-term debt		9,308	8,296		17,604
Interest payable	1,626	5,989	2,838		10,453
Accrued and other liabilities	33	9,739	41,511	(16,416)	34,867

Total current liabilities	24,572	49,031	118,901	(81,332)	111,172
LONG-TERM DEBT, Net	92,903	42,876	92,552		228,331
OTHER LONG-TERM LIABILITIES		18,589	99,321	(101,615)	16,295

Total liabilities	117,475	110,496	310,774	(182,947)	355,798
STOCKHOLDERS’ EQUITY	43,745	13,414	36,698	(50,112)	43,745

TOTAL	$161,220	$123,910	$347,472	$(233,059)	$399,543

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2003

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
NET REVENUES:
Broadband and satellite		$25,202	$114,983	$(19,330)	$120,855
Internet		5,173	18,718	(5,583)	18,308
Value added services		3,967	7,851	(1,261)	10,557
Telephony		9,009	9,195	(4,636)	13,568
Sales of equipment		530	396		926

Total net revenues		43,881	151,143	(30,810)	164,214

COSTS AND EXPENSES:
Direct costs:
Contracted services		4,336	9,135	(95)	13,376
Other direct costs		8,578	9,775		18,353
Leased capacity		16,031	62,967	(29,482)	49,516
Cost of equipment sold		449	354		803

Total direct costs		29,394	82,231	(29,577)	82,048
Salaries and wages		10,377	25,262		35,639
Selling, general and administrative	$2,789	6,328	11,940	(1,233)	19,824
Gain on extinguishment	(4,538)	(9,715)			(14,253)
Depreciation and amortization		6,363	23,172		29,535

Total costs and expenses	(1,749)	42,747	142,605	(30,810)	152,793

Operating income	1,749	1,134	8,538		11,421

OTHER INCOME (EXPENSES):
Interest income	(1,250)	235	(1,398)	3,481	1,068
Interest expense	(1,564)	(4,030)	(5,360)	(3,481)	(14,435)
Net gain on foreign exchange	8	1,266	16,292		17,566
Equity in income of affiliates	12,867			(12,867)
Other (loss), net	(1,776)	(402)	(2,581)	70	(4,689)

Total other (expenses) income	8,285	(2,931)	6,953	(12,797)	(490)

INCOME BEFORE INCOME TAXES	10,034	(1,797)	15,491	(12,797)	10,931
PROVISION FOR FOREIGN INCOME TAXES	(557)	(277)	(620)		(1,454)

NET INCOME	$9,477	$(2,074)	$14,871	$(12,797)	$9,477

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated
NET REVENUES:
Broadband and satellite		$31,967	$150.997	$(21,000)	$161,964
Internet		7,011	24,829	(5,715)	26,125
Value added services		18,080	11,877	(13,283)	16,674
Telephony		14,233	14,003	(6,563)	21,673
Sales of equipment		703	576		1,279

Total net revenues		71,994	202,282	(46,561)	227,715

COSTS AND EXPENSES:
Direct costs:
Contracted services		8,491	22,383	(9,589)	21,285
Other direct costs		5,522	15,125		20,647
Leased capacity		20,499	71,069	(23,936)	67,632
Cost of equipment sold		495	515	(47)	963

Total direct costs		35,007	109,092	(33,572)	110,527
Salaries and wages	$440	11,675	34,224		46,339
Selling, general and administrative	14,790	7,358	14,422	(12,989)	23,581
Gain on extinguishment	(115)				(115)
Depreciation and amortization		8,827	35,970		44,797

Total costs and expenses	15,115	62,867	193,708	(46,561)	225,129

Operating (loss) income	(15,115)	9,127	8,574		2,586

OTHER INCOME (EXPENSE):
Interest income	5,373	84	(9,298)	4,977	1,136
Interest expense	(5,396)	(5,564)	(5,169)	(4,977)	(21,106)
Net (loss) gain on foreign exchange		(1,002)	6,806		5,804
Equity in income of affiliates	(1,297)		2,351	(1,054)
Other income (loss), net	2,216	(150)	(1,226)		840

Total other income (expense)	896	(6,632)	(6,536)	(1,054)	(13,326)

INCOME (LOSS) BEFORE INCOME TAXES	(14,219)	2,495	2,038	(1,054)	(10,740)
PROVISION FOR FOREIGN INCOME TAXES		(413)	(3,066)		(3,479)

NET (LOSS) INCOME	$(14,219)	$2,082	$(1,028)	$(1,054)	$(14,219)

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
NET REVENUES:
Broadband and satellite		$34,045	$157,058	$(18,251)	$172,852
Internet		8,111	27,940	(5,460)	30,591
Value added services		17,757	21,306	(14,189)	24,874
Telephony		18,209	15,294	(8,536)	24,967
Sales of equipment		42	648	—	690

Total net revenues		78,164	222,246	(46,436)	253,974

COSTS AND EXPENSES:
Direct costs:
Contracted services		9,003	23,911	(8,535)	24,379
Other direct costs		8,648	20,656	(395)	28,909
Leased capacity		24,060	75,023	(24,093)	74,990
Cost of equipment sold		46	591	(6)	631

Total direct costs		41,757	120,181	(33,029)	128,909
Salaries and wages	$440	12,547	37,610		50,597
Selling, general and administrative	14,221	6,452	15,069	(13,407)	22,335
Depreciation and amortization		13,032	42,292		55,324

Total costs and expenses	14,661	73,788	215,152	(46,436)	257,165

Operating (loss) income	(14,661)	4,376	7,094		(3,191)

OTHER INCOME (EXPENSES):
Interest income	5,722	437	824	(5,550)	1,433
Interest expense	(6,551)	(9,199)	(22,194)	5,550	(32,394)
Net (loss) gain on foreign exchange	(13)	(692)	10,836		10,131
Equity in income of affiliates	(16,266)		(10,364)	26,630
Other (loss) income net	(4,479)	304	(3,560)		(7,735)

Total other (expenses) income	(21,587)	(9,150)	(24,458)	26,630	(28,565)

(LOSS) INCOME BEFORE INCOME TAXES	(36,248)	(4,774)	(17,364)	26,630	(31,756)
PROVISION FOR FOREIGN INCOME TAXES	—	(794)	(3,698)		(4,492)

NET LOSS	$(36,248)	$(5,568)	$(21,062)	$26,630	$(36,248)

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2003

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$3,333	$(439)	$11,127	$5,198	$19,219
Cash flows provided by (used in) investing activities	32,132	(4,183)	(15,330)	—	12,619
Cash flows (used in) financing activities	6,397	(2,013)	(5,668)	(5,198)	(6,482)
Effect of exchange rate change on cash and cash equivalents	(3,039)	—	3,616	—	577

Net increase in cash and cash equivalents	38,823	(6,635)	(6,255)	—	25,933
Cash and cash equivalents at beginning of the period	5,059	8,067	22,439	—	35,565

Cash and cash equivalents at end of the period	$43,882	$1,432	$16,184	$—	$61,498

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed consolidated
Cash flows provided by (used in) operating activities	$(12,174)	$8,892	$32,558	$6,242	$35,518
Cash flows provided by (used in) investing activities	11,035	(7,794)	(31,326)	(6,242)	(34,327)
Cash flows provided by (used in) financing activities		1,305	1,432		2,737
Effect of exchange rate change on cash and cash equivalents	(2,969)		1,198		(1,771)

Net increase (decrease) in cash and cash equivalents	(4,108)	2,403	3,862		2,157
Cash and cash equivalents at beginning of the year	43,883	1,432	16,183		61,498

Cash and cash equivalents at end of the year	$39,775	$3,835	$20,045	—	$63,655

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(16,102)	$19,746	$72,515	$(44,078)	$32,449
Cash flows provided by (used in) investing activities		(7,294)	(70,721)	44,078	(34,305)
Cash flows provided by (used in) financing activities	(23,076)	(12,987)	(1,548)		(37,611)
Effect of exchange rate change on cash and cash equivalents	429		(547)		(118)

Net increase (decrease) in cash and cash equivalents	(38,749)	(535)	(301)		(39,585)
Cash and cash equivalents at beginning of the year	39,775	3,835	20,045		63,655

Cash and cash equivalents at end of the year	$1,026	$3,300	$19,744	$—	$24,070

Item 15(b)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (filed on March 26, 2003 as Exhibit No. 2.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed on March 31, 2006 as Exhibit 3.2 to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference).

4.1	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011—Series A, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.2	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011—Series B, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.2 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.3	Disclosure Statement Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.4	Plan of Reorganization of the Company Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.5	Order Confirming the Company’s Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated December 16, 2002 (filed on December 19, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.6	Registration Rights Agreement among the Company, IMPSAT Argentina and the securityholders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 4.6 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.7	Specimen Common Stock Certificate (filed on March 26, 2003 as Exhibit No. 2.6 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

4.8	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated as of March 25, 2003 (including form of Warrant) (filed on April 15, 2003 as Exhibit 4.8 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

9.1	2003 Stock Incentive Plan (filed on April 15, 2003 as Exhibit 9.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

10.1	Employment Agreement between Ricardo A. Verdaguer and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.5 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference).

10.2	Employment Agreement between Hector R. Alonso and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.6 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference).

Exhibit No.	Description
10.3	Letter Agreement between Marcelo Girotti and the Company dated March 25, 2003 (filed on August 14, 2003 as Exhibit 10.7 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreements were not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.4: Letter Agreement between Mariano Torre Gomez and the Company dated March 25, 2003; Letter Agreement between Matias Heinrich and the Company dated March 25, 2003; Letter Agreement between Alexander Rivelis and the Company dated March 25, 2003.

10.4	Second Amended and Restated Financing Agreement among IMPSAT Argentina, Morgan Stanley Senior Funding, Inc., and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, dated as of July 29, 2005 (filed on November 14, 2005 as Exhibit 10.4 to the Company’s third quarter 2005 Quarterly Report on Form 10-Q and incorporated by reference herein).

10.5	Second Amended and Restated Financing Agreement among IMPSAT Brazil, Morgan Stanley Senior Funding, Inc., and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, dated as of July 29, 2005 (filed on November 14, 2005 as Exhibit 10.4 to the Company’s third quarter 2005 Quarterly Report on Form 10-Q and incorporated by reference herein).

10.6	IMPSAT Fiber Networks, Inc. Management Incentive Plan (filed on December 29, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

10.7	Form of IMPSAT Fiber Networks, Inc. Management Incentive Plan Retention Agreement (filed on December 29, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

21.1	List of subsidiaries of the registrants (incorporated by reference to the “Business—General” section of the Company’s 2003 Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).