Form 10-Q
period 2006-03-31
IMPSAT FIBER NETWORKS INC
filed 2006-05-15
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accredited filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filed and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2006, the registrant had outstanding 10,116,100 shares of common stock, $0.01 par value.

IMPSAT FIBER NETWORKS, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2006

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND MARCH 31, 2006

(In thousands of U.S. Dollars, except share amounts)

( Unaudited )

	December 31, 2005	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,070	$21,482
Trade accounts receivable, net	35,812	38,779
Other receivables	10,784	12,004
Prepaid expenses	2,824	2,887

Total current assets	73,490	75,152

PROPERTY, PLANT AND EQUIPMENT, Net	309,892	311,617

OTHER NON-CURRENT ASSETS	16,161	17,055

TOTAL ASSETS	$399,543	$403,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable- trade	$46,080	$47,172
Short- term debt	2,168	3,003
Current portion of long-term debt	17,604	25,222
Current portion of deferred revenue	—	395
Interest payable	10,453	3,301
Accrued and other liabilities	34,867	39,514

Total current liabilities	111,172	118,607
LONG-TERM DEBT, Net	228,331	216,789
DEFERRED REVENUE, Net		7,510
OTHER LONG-TERM LIABILITIES	16,295	17,149

Total liabilities	355,798	360,055

COMMITMENTS AND CONTINGENCIES (NOTE 12) STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares outstanding as of December 31, 2005 and March 31, 2006	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,116,100 shares issued and outstanding (including 50,000 restricted shares held in the 2003 Stock Incentive Plan as of December 31, 2005)	101	101
Additional paid in capital	90,653	90,819
Accumulated deficit	(40,990)	(43,276)
Deferred stock-based compensation	(440)	—
Accumulated other comprehensive loss	(5,579)	(3,875)

Total stockholders’ equity	43,745	43,769

TOTAL	$399,543	$403,824

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2006

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	March, 31
	2005	2006
NET REVENUES:
Broadband and satellite	$41,789	$44,674
Internet	6,931	8,616
Value added services	5,140	8,029
Telephony	5,928	6,367
Sales of equipment	84	872

Total net revenues	59,872	68,558

COSTS AND EXPENSES:
Direct costs:
Contracted services	5,216	5,658
Other direct costs	7,459	8,642
Leased capacity	18,225	18,603
Cost of equipment sold	106	311

Total direct costs	31,006	33,214
Salaries and wages	12,970	14,306
Selling, general and administrative	5,262	5,489
Depreciation and amortization	12,026	13,866

Total costs and expenses	61,264	66,875

Operating (loss) income	(1,392)	1,683

OTHER INCOME (EXPENSE):
Interest income	303	234
Interest expense	(5,484)	(8,815)
Net (loss) gain on foreign exchange	(640)	6,516
Other (expense) income, net	(289)	(866)

Total other expense	(6,110)	(2,931)

Loss before income taxes	(7,502)	(1,248)
Provision for foreign income taxes	(722)	(1,038)

NET LOSS	$(8,224)	$(2,286)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.82)	$(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC AND DILUTED	10,016	10,091

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2006

(In thousands of U.S. Dollars)

(Unaudited)

	March, 31
	2005	2006
NET LOSS	$(8,224)	$(2,286)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	175	1,704

TOTAL	175	1,704

COMPREHENSIVE LOSS	$(8,049)	$(582)

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(In thousands of U.S. Dollars, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Deferred Stock- Based Compensation	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2005	10,116,100	$101	$90,653	$(40,990)	$(440)	$(5,579)	$43,745
Effects of Adoption of new accounting principle			166				166
Recognition of deferred compensation					440		440
Foreign currency translation adjustment						1,704	1,704
Net loss for the period				(2,286)			(2,286)

BALANCE AT MARCH 31, 2006	10,116,100	$101	$90,819	$(43,276)	$—	$(3,875)	$43,769

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006

(In thousands of U.S. Dollars)

(Unaudited)

	March, 31
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,224)	$(2,286)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	12,026	13,866
Effects of Adoption of new accounting principle		166
Stock-based compensation	440	440
Deferred income tax provision	398	546
Provision for allowance for doubtful accounts	693	50
Paid-in-kind interest on Senior Notes	3,369
Net loss (gain) on foreign exchange	640	(6,516)
Net loss on disposals of property, plant and equipment	35	410
Changes in assets and liabilities:
Increase in trade accounts receivable	(5,221)	(2,427)
Increase in prepaid expenses	(1,205)	(48)
(Increase) decrease in other receivables and other non-current assets	(788)	123
Increase (decrease) in accounts payable — trade	2,331	(30)
Increase (decrease) in accrued and other liabilities	1,983	(4,798)
(Decrease) increase in other long-term liabilities	(936)	8,142

Net cash provided by operating activities	5,541	7,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,306)	(7,149)
Proceeds from sale of property, plant and equipment	3

Net cash used in investing activities	(8,303)	(7,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from short-term debt	(1,449)	671
Proceeds from long-term debt		3,505
Repayments of long-term debt	(18,145)	(7,269)

Net cash used in financing activities	(19,594)	(3,093)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	75	16

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,281)	(2,588)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	63,655	24,070

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$41,374	$21,482

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,610	$10,616

Foreign income taxes paid	$378	$435

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AND SHARE AMOUNTS)

(Unaudited)

1. GENERAL

IMPSAT Fiber Networks, Inc., a Delaware holding company (the “Holding Company”), and its subsidiaries (collectively the “Company”) provide integrated broadband, data, Internet, voice and data center services in Latin America. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers.

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

2. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Holding Company successfully emerged from bankruptcy on March 25, 2003 with an approved reorganization plan. Prior to emergence, the Company had incurred substantial net losses and had both working capital and stockholders’ deficiencies. After emergence, the Company has generated cash flows from operations of $5.5 million and $7.6 million, respectively, for the three months ended March 31, 2005 and 2006 and has incurred net losses of $8.2 million and $2.3 million respectively. As of March 31, 2006, the Company has cash and cash equivalents of $21.5 million, which includes approximately $7.2 million in Venezuela (see Note 3) and a working capital deficiency of approximately $43.5 million.

A significant portion of the Company’s debt is held by affiliates of certain members of the Holding Company’s board of directors. Accordingly, a special committee of the Holding Company’s board of directors was formed at the end of 2004 to explore recapitalization alternatives. On July 29, 2005, the Holding Company, IMPSAT Argentina and IMPSAT Brazil entered into amendments to certain of its senior secured indebtedness, pursuant to which a principal payment of $18.3 million was made and the amortization schedule for such indebtedness modified, along with other terms. In addition, as discussed in Note 7, IMPSAT Argentina continues to be in default on approximately $7.6 million principal amount of vendor financing indebtedness. Based on its current business plan, the Company will not generate sufficient internally-generated funds to meet its maturing obligations in the future. If the Company cannot generate sufficient cash flows to meet the Company’s cash flow and working capital needs, and to achieve its longer term growth and operational goals, the Company will require additional financing. There is no assurance that such financing will be available on acceptable terms or at all. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The financial statements are presented on a condensed consolidated basis and include the accounts of the Holding Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Interim Financial Information — The unaudited condensed consolidated financial statements as of March 31, 2006 and for the three months then ended have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such periods. The operating results for the three months ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the remainder of calendar year 2006 or for any future period.

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

Currency Risks —During February 2004 and March 2005, the Venezuelan government fixed the bolivar’s value to the U.S. dollar at 1,920 and 2,150, respectively. These exchange controls limit the Company’s ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. As of March 31, 2006, approximately $7.2 million of the Company’s cash and cash equivalents were held in Venezuela ($7.1 million in local currency, translated into U.S. dollars at the fixed exchange rate imposed by the Venezuelan government).

Cash and Cash Equivalents — Cash and cash equivalents include time deposits or money market funds with original maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

Revenue Recognition — Revenues from data, value-added telephony, IT solutions and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery to, and acceptance by, the customer. In connection with certain of the Company’s services, the Company may charge installation fees. Installation fees are generally less than the direct expenses for installation. Therefore, installation fees are recognized upon (i) the completion of the installation of customer premise equipment and (ii) the invoicing of such fees to the customer. If the installation charges are greater than the direct expenses, the amounts are deferred and recognized over the estimated life of the customer. For the three months ended March 31, 2005 and 2006, other than for IMPSAT USA as discussed below, all other installation fees amounted to $1.2 million and $1.2 million, respectively and related direct installation costs amounted to $1.9 million and $2.3 million, respectively. IMPSAT USA has deferred revenues of $7.9 million as of March 31, 2006 relating to a 2006 transaction with one customer in which the installation fees exceeded the related direct installation costs.

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

The Company records its revenues net of deductions for sales taxes. These taxes are assessed by the governmental taxing authorities in a number of countries in which the Company operates based on a percentage of gross revenues and totaled approximately $3.1 million and $4.2 million for the three months ended March 31, 2005 and 2006, respectively.

No single customer accounted for greater than 10% of total net revenues for the three months ended March 31, 2005 and 2006.

Non-Monetary Transactions — The Company may exchange capacity on its broadband network for capacity from other carriers through the exchange of IRUs. These transactions are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 153 (“SFAS No. 153”), Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 which was adopted on January 1, 2006. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Company did not have any material non-monetary transactions during the three months ended March 31, 2006.

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

Foreign Currency Translation — The Holding Company’s subsidiaries, except for IMPSAT Brazil, use the U.S. dollar as the functional currency. The effects of foreign currency transactions are included as net gain or loss on foreign exchange. IMPSAT Brazil uses the local currency as the functional currency, therefore the effects of translation are included in accumulated other comprehensive loss within stockholders’ equity.

Stock-Based Compensation — Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s share-based payment plans in accordance with the recognition and measurement provision of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Share-based employee compensation expense was not recognized in the Company’s condensed consolidated statement of operations prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. As a result of adopting SFAS 123R, the charge to earnings from continuing operations before provision for income taxes and net earnings for the three months ended March 31, 2006 was $166, respectively. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.02 per share.

On the Effective Date, in accordance with the Plan, the Holding Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”), which provides for the grant to the Company’s officers, key employees, consultants, advisors, directors or affiliates of (i) ”incentive stock options” within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, (ii) stock options that are non-qualified for U.S. federal income tax purposes, (iii) restricted stock grants and (iv) stock appreciation rights (collectively the “Awards”). The total number of shares of common stock for which Awards may be granted pursuant to the 2003 Plan is 3,087,044, subject to certain adjustments reflecting changes in the Holding Company’s capitalization (provided that no more than 200,000 shares of common stock may be issued pursuant to Awards that are not stock options or stock appreciation rights). The 2003 Plan is administered by the Holding Company’s compensation committee. The compensation committee determines, among other things, which of the Company’s officers, employees, consultants, advisors, affiliates and directors will receive Awards under the Plan, the time when Awards will be granted, and the type of Awards to be granted. Awards granted under the 2003 Plan are on such terms, including the number of shares subject to each Award, the time or times when the Awards will become exercisable, and the price and duration of the Award, as determined by the compensation committee. The expiration date of the 2003 Plan is March 25, 2013 and no Awards may be granted after said date. The termination of the Plan will not affect any Award outstanding on the date of termination.

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

Payment of the exercise price of a stock option or stock appreciation right must be made by cash or, in the sole discretion of the compensation committee, tender of shares of the Holding Company’s common stock then owned by the option or, subject to certain conditions, the surrender to the Holding Company of an exercisable option to purchase shares of the Holding Company’s common stock under the 2003 Plan. Stock options and stock appreciation rights granted pursuant to the 2003 Plan are generally not transferable, other than by will or the laws of descent and distribution in the event of death.

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

The following table illustrates the effect on net earnings and earnings per share for the three months ended March 31, 2005, if the Company had applied the fair market value recognition provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to options granted under the Company’s share-based payment plans. For purposes of this pro forma disclosure, the value of the stock options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

March 31, 2005
Net loss
As reported	$(8,224)
Add: Stock-based compensation expense, as reported	—
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(174)

Pro forma	$(8,398)

Net loss per common share:
Basic:
As reported	$(0.82)

Pro forma	$(0.84)

Diluted:
As reported	$(0.82)

Pro forma	$(0.84)

The fair value of the options granted in 2003 was estimated using the minimum value method prescribed by SFAS No. 123, as the Company’s new common stock had not traded between the date of emergence and the date of the granting of the options. The assumptions used by the Company were as follows: no dividend yield; no volatility; risk-free interest rate of 3%; and an expected term of seven years. For purposes of the pro-forma disclosures, the fair value of the options granted in 2005 was estimated using the Black-Scholes option pricing model. The assumptions used by the Company were as follows: no dividend yield; historical volatility of 59%, respectively, risk-free interest rate of 4.50%, respectively; and an expected term of seven years, respectively.

A summary of stock option transactions during the three month period ended March 31, 2006 is as follow:

	Number of Option	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,113,580	$14.01
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2006	2,113,580	$14.01

Available for grant at March 31, 2006	856,010

The following table summarizes information concerning outstanding stock options at March 31, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.17	90,000	7	$6.17	90,000	$6.17	$119,700
$7.05	65,092	7	7.05	65,092	7.05	14,646
$12.00	262,156	9	12.00	262,156	12.00
$15.00	1,696,332	6	15.00	1,284,758	15.00

	2,113,580	6	$14.01	1,702,006	$13.77	$134,346

There were no options granted during the three months ended March 31, 2006 and 2005.

At March 31, 2006, there was $166 of unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans, of which all relates to stock options. That expense is expected to be recognized over the quarter ending June 30, 2006. As of March 31, 2006 and December 31, 2005 there were 411,574 of nonvested stock options with a weighted average grant date fair value of $15. There were no nonvested stock options that vested during the three months ended March 31, 2006 and 2005.

Fair Value of Financial Instruments — As of December 31, 2005 and March 31, 2006, the Company’s financial instruments include cash and cash equivalents, receivables, payables and short and long-term debt.

The fair value of cash and cash equivalents, receivables, payables and short-term debt is equal to their carrying value due to their short term nature. The Company’s Series A Notes, the Series B Notes and Senior Secured Notes were valued using available interest rates for the Company.

At December 31, 2005 and March 31, 2006, the fair value of the Company’s other financial instruments was as follows:

2005	Book Value	% of Face	Fair Value
Series A 6% Senior Guaranteed Notes due 2011	$67,308	76.3%	$51,383
Series B 6% Senior Guaranteed Notes due 2011	25,595	76.3	19,539
Senior Secured Notes 10% maturing due 2009	5,918	96.6	5,717
Senior Secured Notes 12% maturing due 2009	107,300	100.0	107,300

2006	Book Value	% of Face	Fair Value
Series A 6% Senior Guaranteed Notes due 2011	$67,308	77.9%	$52,447
Series B 6% Senior Guaranteed Notes due 2011	25,595	77.9	19,944
Senior Secured Notes 10% maturing due 2009	5,071	97.0	4,919
Senior Secured Notes 12% maturing due 2009	104,800	100.0	104,800

Net Loss Per Common Share — Basic loss per share is computed based on the average number of common shares outstanding and diluted loss per share is computed based on the average number of common and potential common shares outstanding using the treasury stock method. The calculation of diluted loss per share was the same as the calculation of basic loss per share for the three months ended March 31, 2005 and 2006, since the inclusion of potential common stock in the computation would be antidilutive.

Antidilutive securities not included in diluted earnings per common share computation are as follows:

	March, 31,
	2005	2006
Stock Options	2,068	2,114

Exercise Price	$6.17 to $ 15.00	$6.17 to $ 15.00

Warrants	3,257	3,257

Exercise Price	$15.00	$15.00

Series A and B Notes	6,071	6,071

Conversion Price	$13.56 to $ 20.78	$13.56 to $ 20.78

Shares of restricted stock	50	—

4. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, by operating subsidiaries, at December 31, 2005 and March 31, 2006, are summarized as follows:

	December 31, 2005	March 31, 2006
IMPSAT Argentina	$17,577	$17,831
IMPSAT Brazil	8,539	9,439
IMPSAT Colombia	4,342	4,673
IMPSAT Venezuela	7,366	7,879
All other countries	8,242	9,010

Total	46,066	48,832
Less: allowance for doubtful accounts	(10,254)	(10,053)

Trade accounts receivable, net	$35,812	$38,779

The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables is susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customer financial history is analyzed.

The activity for the allowance for doubtful accounts for the year ended December 31, 2005 and the three months ended March 31, 2006 are as follows:

	Year ended December 31, 2005	Three months ended March 31, 2006
Beginning balance	$12,013	$10,254
Provision for (reversal of) allowance for doubtful accounts	(1,062)	50
Net Write-offs	(253)	(195)
Effect of exchange rate change	(444)	(56)

Ending balance	$10,254	$10,053

5. OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2005 and March 31, 2006:

	December 31, 2005	March 31, 2006
IMPSAT Argentina	$419	$572
IMPSAT Brazil	2,304	2,692
IMPSAT Colombia	3,103	3,727
IMPSAT Venezuela	3,076	2,332
All other countries	1,882	2,681

Total	$10,784	$12,004

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2005 and March 31, 2006 consist of:

	December 31, 2005	March 31, 2006
Land	$10,109	$10,109
Building and improvements	38,100	38,717
Operating communications equipment	229,032	239,084
Network infrastructure (including rights of way)	121,378	127,170
IRU investments	22,118	23,227
Furniture, fixtures and other equipment	17,617	18,331

Total	438,354	456,638
Less: accumulated depreciation	(130,795)	(147,222)

Total	307,559	309,416
Equipment in transit	1,507	1,328
Construction in process	826	873

Property, plant and equipment, net	$309,892	$311,617

The activity in accumulated depreciation for the year ended December 31, 2005 and the three months ended March 31, 2006 are as follows:

	Year ended December 31, 2005	Three months ended March 31, 2006
Beginning balance	$75,102	$130,795
Depreciation expense	55,324	13,866
Exchange rate effects	2,971	2,804
Disposals and retirements	(2,602)	(243)

Ending balance	$130,795	$147,222

7. DEBT

Short-Term Debt- IMPSAT Brazil maintains short-term credit facilities denominated in local currency with local banks. The facilities bear interest at 1.75% to 1.97% per month. As of December 31, 2005 and March 31, 2006, the outstanding balance amounted to $2.2 million and $3.0 million, respectively. The credit facilities mature during July 2007.

Long-Term Debt- The Company’s long-term debt at December 31, 2005 and March 31, 2006 is detailed as follows:

	December 31, 2005	March 31, 2006
Series A 6% Senior Guaranteed Notes due 2011	$67,308	$67,308
Series B 6% Senior Guaranteed Notes due 2011	25,595	25,595
Senior Secured Notes 12%, maturing 2009	107,300	104,800
Senior Secured Notes 10%, maturing 2009	5,918	5,071
Senior Notes issued by IMPSAT Colombia due 2008 and 2010 (interest rate 11.98%), collateralized by the assignment of customer contracts	19,700	19,651
Term notes maturing through 2007; collateralized by buildings and equipment and the assignment of customer contracts; denominated in:
U.S. dollars (interest rates 4.40% to 11.11%)	2,161	2,196
Local currency (interest rates 10.41% to 10.87%)	8,035	7,924
Eximbank notes (interest rate 6.75%), maturing semiannually through 2007	1,853	1,389
Vendor financing (interest rates 7.65% to 8.9%)	8,065	8,077

Total long-term debt	245,935	242,011
Less: current portion including defaulted indebtedness	(17,604)	(25,222)

Long-term debt, net	$228,331	$216,789

The Series A Notes, Series B Notes and Senior Secured Notes and some of the other term notes contain certain covenants requiring the Holding Company and/or certain of its subsidiaries to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends. As of March 31, 2006, the Company was in compliance with all of its debt covenants.

IMPSAT Argentina remains in default under indebtedness owed to a creditor who voted against the Plan. Under the Plan, the claims of this creditor were a contingent obligation arising under a guarantee by the Holding Company of certain primary indebtedness of IMPSAT Argentina. Notwithstanding the Holding Company’s emergence from bankruptcy and the extinguishment of Holding Company’s guarantee as a result, an event of default has occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. As a result of this default, which relates to vendor financing totaling approximately $7.6 million in outstanding principal amount as of December 31, 2005 and March 31, 2006, such indebtedness and accrued interest thereon is due and payable. IMPSAT Argentina had been in discussions with the entity holding the indebtedness with a view to rescheduling or otherwise restructuring the defaulted debt obligation. The Company understands, however, that this holder recently transferred the defaulted debt obligation to a entity holding the indebtedness with a view to rescheduling or otherwise restructuring the defaulted debt obligation. The Company is not in discussions with the new holder. If, IMPSAT Argentina is unable to reschedule or restructure this indebtedness, IMPSAT Argentina could be forced to seek protection or liquidate under the bankruptcy laws of Argentina. There is no assurance that IMPSAT Argentina will reach a definitive agreement with this holder to reschedule or restructure such obligations.

The Series A and Series B Notes are convertible into approximately 4,964,000 and 1,107,000 shares of the Company’s common stock at a conversion price of $13.56 and $20.78, respectively, as of March 31, 2006.

8. INCOME TAXES

The composition of the provision for income taxes, all of which is for foreign taxes, for the three months ended March 31, 2005 and 2006 is as follows:

	March 31,
	2005	2006
Current	$(324)	$(492)
Deferred	(398)	(546)

Total	$(722)	$(1,038)

The foreign statutory tax rates range from 15% to 35% depending on the particular country. Deferred taxes result from temporary differences in revenue recognition, depreciation methods and net operating loss carryforwards.

The Company recorded a valuation allowance to offset its deferred income tax asset as of March 31, 2006 because management cannot conclude that utilization of the tax benefits resulting from operating losses and the other temporary differences are “more likely than not” to be realized, as required by SFAS 109.

The Company has reserved for tax contingencies totaling approximately $7.3 million and $9.0 million as of December 31, 2005 and March 31, 2006, respectively, attributable primarily to its foreign subsidiaries’ tax return filings. These contingencies are for tax liabilities and related interest, as well as certain tax positions taken on foreign tax returns for which the statutes remain open.

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

9. OPERATING SEGMENT INFORMATION

The Company’s operating segment information, by subsidiary, is as follows for the three months ended March 31, 2005 and 2006.

2005	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$8,183	6,706	12,034	6,948	12,277	(4,359)	$41,789
Internet	1,880	1,131	1,390	645	3,324	(1,439)	6,931
Value added services	3,634	1,831	721	542	894	(2,482)	5,140
Telephony	4,358	400	66		3,371	(2,267)	5,928
Sales of equipment	10		13	61			84

Total net revenues	$18,065	10,068	14,224	8,196	19,866	(10,547)	$59,872

Operating income (loss)	$284	(1,320)	346	2,297	(2,999)		$(1,392)

Total assets	$120,076	112,274	74,284	55,432	61,664		$423,730

2006	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$8,460	8,912	12,798	6,517	12,580	(4,593)	$44,674
Internet	2,207	1,709	1,715	755	3,825	(1,595)	8,616
Value added services	3,611	3,809	1,706	678	1,220	(2,995)	8,029
Telephony	4,313	606	17		3,038	(1,607)	6,367
Sales of equipment	55	638	177	2			872

Total net revenues	$18,646	15,674	16,413	7,952	20,663	(10,790)	$68,558

Operating income (loss)	$705	431	1,415	2,366	(3,234)		$1,683

Total assets	$122,550	134,804	68,426	60,974	17,070		$403,824

10. STOCKHOLDERS’ EQUITY

Restricted Stock – During March 2003, the Holding Company granted certain officers 200,000 shares of the Company’s new common stock. These shares vest in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant (but, in each case, only if the executive is still employed with the Company on such respective date).

In connection with the restricted stock grant above, the Holding Company recorded approximately $1.3 million in stockholders’ equity as deferred compensation. The deferred compensation is being amortized to expense over the vesting period. Amortization for 2004 and 2005 was $440 per year.

Warrants – During 2003, the Holding Company issued 3,257,178 eight-year warrants to acquire the Holding Company’s stock at $15.00 per share. As of March 31, 2006, all the warrants remain outstanding.

11. MANAGEMENT INCENTIVE PLAN

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

If the amount of the Award is determined on the closing date of a change in control transaction, each participant will receive an Award equal to the participant’s allocated percentage of a bonus pool, the value of which will be equal to $1,650,000 multiplied by the amount by which the per-share price of the Holding Company’s common stock exceeds $7.00, based on the price per share paid for the Holding Company’s common stock in the transaction. A “change in control” for purposes of the plan generally consists of either an acquisition of more than 30% of the Holding Company’s voting securities (other than by a holder of 5% or more of the Holding Company’s fully-diluted common stock on the effective date of the MIP), which represents a greater percentage than is held in the aggregate by the Holding Company’s existing stockholders, or the current Board members (and their approved successors) ceasing to constitute a majority of the Board or, if applicable, the board of directors of a successor to the Company.

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

As of December 31, 2005 and March 31, 2006, no amounts have been accrued under the MIP.

12. COMMITMENTS AND CONTINGENCIES

Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $10.4 million through 2009 under non-cancelable agreements. In addition, the Company has committed to long-term contracts for the purchase of satellite and terrestrial links from third parties for approximately $14.4 million and $13.8 million through 2015 and 2009, respectively. The Company has commitments to purchase communications and data center equipment amounting to approximately $6.1 million at March 31, 2006.

The Holding Company is a guarantor of the Senior Secured Notes issued by its subsidiaries and other financing agreements entered by certain of its subsidiaries. At March 31, 2006, the aggregate balance outstanding that has been guaranteed by the Holding Company was approximately $109.9 million (see Note 7).

The Company maintains commercial insurance policies which serve to guarantee certain of the Company’s performance obligations for services under some public and private contract bids which total approximately $47.7 million as of March 31, 2006.

Employment Agreements – The Company entered into employment agreements with two of its senior executives which provide for a three year term (subject to recurrent automatic one year renewals). Under such agreements, the base salary of these executives amounts to approximately $0.8 million per year. These agreements were to expire on March 25, 2006, but have each been automatically extended for one year pursuant to the terms of the agreements.

IPO Allocations Class Action — On November 1, 2001, a lawsuit (the “IPO Class Action”) was filed in the United States District Court for the Southern District of New York against the Holding Company, certain individuals who were then officers and directors of the Company, and the underwriters to the Holding Company’s initial public offering (“IPO”). This lawsuit alleges on behalf of a proposed class of all shareholders that the Holding Company and its underwriters violated various provisions of the securities laws in connection with the IPO in February 2000. Pursuant to the Plan, the plaintiffs in the IPO Class Action received in connection with their claims the assignment of any insurance proceeds that the Holding Company receives in connection with the litigation, but otherwise the claims of the plaintiffs against the Holding Company or any of its other assets, have been discharged as part of the Chapter 11 proceedings.

Pursuant to a court order in August 2001, the IPO Class Action was consolidated for all pre-trial purposes in In re Initial Public Offering Securities Litigation, 21 MC 92, an intra-district proceeding involving approximately 900 lawsuits relating to the initial public offerings of approximately 310 companies. In July 2002, the Holding Company and the other defendants filed a motion to dismiss, which was denied as to the Holding Company and one individual officer in February 2003. In April 2003, the Holding Company was advised that global settlement discussions between the plaintiffs and the Holding Company’s insurer (on behalf of the Holding Company and the individual defendants) to resolve plaintiffs’ claims against all 310 companies had reached an advanced stage. Among other things, the proposed settlement would result in a broad release of claims against the Holding Company, its officers and directors, and other issuers, and their officers and directors without a direct financial contribution by the Holding Company. Settlement papers seeking preliminary approval of the settlement and certification of the investor class were submitted to the court in June 2004. In February 2005, the court granted preliminary approval for a proposal settlement. Final approval of the settlement is pending.

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

13. GUARANTOR FINANCIAL INFORMATION

The financial information of IMPSAT Argentina, a guarantor subsidiary of the Holding Company’s Series A 6% Senior Guaranteed Notes due 2011 and Series B 6% Senior Guaranteed Notes due 2011, as of December 31, 2005 and March 31, 2006 and for the three months ended March 31, 2005 and 2006 is shown in a separate column in the accompanying consolidating financial information, as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,026	$3,300	$19,744		$24,070
Trade accounts receivable, net		12,169	23,643		35,812
Other receivables	—	32,722	50,896	$(72,834)	10,784
Prepaid expenses	203	526	2,333	(238)	2,824

Total current assets	1,229	48,717	96,616	(73,072)	73,490

PROPERTY, PLANT AND EQUIPMENT, Net		68,242	241,650		309,892

NON-CURRENT ASSETS:
Investments	50,108			(50,108)
Other non-current assets	109,883	6,951	9,206	(109,879)	16,161

Total non-current assets	159,991	6,951	9,206	(159,987)	16,161

TOTAL	$161,220	$123,910	$347,472	$(233,059)	$399,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$22,913	$23,995	$64,088	$(64,916)	$46,080
Short-term debt			2,168		2,168
Current portion of long-term debt		9,308	8,296		17,604
Interest Payable	1,626	5,989	10,304	(7,466)	10,453
Accrued and other liabilities	33	9,739	34,045	(8,950)	34,867

Total current liabilities	24,572	49,031	118,901	(81,332)	111,172
LONG-TERM DEBT, Net	92,903	42,876	92,552		228,331
OTHER LONG-TERM LIABILITIES		18,589	99,321	(101,615)	16,295

Total liabilities	117,475	110,496	310,774	(182,947)	355,798
STOCKHOLDERS’ EQUITY	43,745	13,414	36,698	(50,112)	43,745

TOTAL	$161,220	$123,910	$347,472	$(233,059)	$399,543

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2006

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,377	$2,093	$18,012		$21,482
Trade accounts receivable, net		12,495	26,284		38,779
Other receivables	7,898	33,979	55,603	$(85,476)	12,004
Prepaid expenses	81	522	2,521	(237)	2,887

Total current assets	9,356	49,089	102,420	(85,713)	75,152

PROPERTY, PLANT AND EQUIPMENT, Net		66,249	245,368		311,617

NON-CURRENT ASSETS:
Investments	53,915			(53,915)
Other non-current assets	110,955	7,212	16,843	(117,955)	17,055

Total non-current assets	164,870	7,212	16,843	(171,870)	17,055

TOTAL	$174,226	$122,550	$364,631	$(257,583)	$403,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$30,256	$22,110	$59,859	$(65,053)	$47,172
Short-term debt			3,003		3,003
Current portion of long-term debt		9,309	15,913		25,222
Current portion of deferred revenue			395		395
Interest Payable	257	2,778	7,040	(6,774)	3,301
Accrued and other liabilities	41	12,820	40,358	(13,705)	39,514

Total current liabilities	30,554	47,017	126,568	(85,532)	118,607
LONG-TERM DEBT, Net	92,903	42,062	81,824		216,789
DEFERRED REVENUES, Net			7,510		7,510
OTHER LONG-TERM LIABILITIES	7,000	21,931	106,353	(118,135)	17,149

Total liabilities	130,457	111,010	322,255	(203,667)	360,055
STOCKHOLDERS’ EQUITY	43,769	11,540	42,376	(53,916)	43,769

TOTAL	$174,226	$122,550	$364,631	$(257,583)	$403,824

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
NET REVENUES:
Broadband and satellite		$8,183	$37,965	$(4,359)	$41,789
Internet		1,880	6,490	(1,439)	6,931
Value added services		3,634	3,988	(2,482)	5,140
Telephony		4,358	3,837	(2,267)	5,928
Sales of equipment		10	74		84

Total net revenues		18,065	52,354	(10,547)	59,872

COSTS AND EXPENSES:
Direct costs:
Contracted services		2,283	4,873	(1,940)	5,216
Other direct costs		2,384	5,075		7,459
Leased capacity		5,870	18,561	(6,206)	18,225
Cost of equipment sold		7	99		106

Total direct costs		10,544	28,608	(8,146)	31,006
Salaries and wages	$440	3,167	9,363		12,970
Selling, general and administrative	2,873	1,593	3,197	(2,401)	5,262
Depreciation and amortization		2,478	9,548		12,026

Total costs and expenses	3,313	17,782	50,716	(10,547)	61,264

Operating (loss) income	(3,313)	283	1,638		(1,392)

OTHER INCOME (EXPENSES):
Interest income	1,558	18	(1,273)		303
Interest expense	(1,381)	(1,484)	(2,619)		(5,484)
Net gain (loss) on foreign exchange	5	(185)	(460)		(640)
Equity in income of affiliates	(4,850)		(1,954)	6,804
Other (loss) income net	(243)	30	(76)		(289)

Total other (expenses) income	(4,911)	(1,621)	(6,382)	6,804	(6,110)

(LOSS) INCOME BEFORE INCOME TAXES	(8,224)	(1,338)	(4,744)	6,804	(7,502)
PROVISION FOR FOREIGN INCOME TAXES			(722)		(722)

NET LOSS	$(8,224)	$(1,338)	$(5,466)	$6,804	$(8,224)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE MONTHS ENDED MARCH 31, 2006

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
NET REVENUES:
Broadband and satellite		$8,460	$40,807	$(4,593)	$44,674
Internet		2,207	8,004	(1,595)	8,616
Value added services		3,611	7,413	(2,995)	8,029
Telephony		4,313	3,661	(1,607)	6,367
Sales of equipment		55	817		872

Total net revenues		18,646	60,702	(10,790)	68,558

COSTS AND EXPENSES:
Direct costs:
Contracted services		2,154	6,003	(2,499)	5,658
Other direct costs		2,334	6,675	(367)	8,642
Leased capacity		5,417	18,576	(5,390)	18,603
Cost of equipment sold		32	279		311

Total direct costs		9,937	31,533	(8,256)	33,214
Salaries and wages	$606	3,408	10,292		14,306
Selling, general and administrative	2,963	1,539	3,521	(2,534)	5,489
Depreciation and amortization		3,057	10,809		13,866

Total costs and expenses	3,569	17,941	56,155	(10,790)	66,875

Operating (loss) income	(3,569)	705	4,547		1,683

OTHER INCOME (EXPENSES):
Interest income	1,260	18	(1,044)		234
Interest expense	(1,620)	(2,525)	(6,027)	1,357	(8,815)
Net (loss) gain on foreign exchange		(69)	6,585		6,516
Equity in income of affiliates	2,101		2,240	(4,341)
Other (loss) income net	(458)	(2)	(406)		(866)

Total other (expenses) income	1,283	(2,578)	1,348	(2,984)	(2,931)

(LOSS) INCOME BEFORE INCOME TAXES	(2,286)	(1,873)	5,895	(2,984)	(1,248)
PROVISION FOR FOREIGN INCOME TAXES			(1,038)		(1,038)

NET LOSS	$(2,286)	$(1,873)	$4,857	$(2,984)	$(2,286)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed consolidated
Cash flows provided by (used in) operating activities	$(343)	$5,643	$9,091	$(8,850)	$5,541
Cash flows provided by (used in) investing activities	(14,939)	(2,326)	112	8,850	(8,303)
Cash flows provided by (used in) financing activities		(6,380)	(13,214)		(19,594)
Effect of exchange rate change on cash and cash equivalents	175		(100)		75

Net increase (decrease) in cash and cash equivalents	(15,107)	(3,063)	(4,111)	—	(22,281)
Cash and cash equivalents at beginning of the period	39,775	3,835	20,045		63,655

Cash and cash equivalents at end of the period	$24,668	$772	$15,934	$—	$41,374

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(5,142)	$(1,966)	$86,334	$(71,588)	$7,638
Cash flows provided by (used in) investing activities		(1,083)	(6,066)		(7,149)
Cash flows provided by (used in) financing activities	3,789	1,842	(80,312)	71,588	(3,093)
Effect of exchange rate change on cash and cash equivalents	1,704		(1,688)		16

Net increase (decrease) in cash and cash equivalents	351	(1,207)	(1,732)		(2,588)
Cash and cash equivalents at beginning of the period	1,026	3,300	19,744		24,070

Cash and cash equivalents at end of the period	$1,377	$2,093	$18,012	$—	$21,482

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

In this Report, “company,” “IMPSAT,” “we,” “us” and “our” refer to IMPSAT Fiber Networks, Inc. and its subsidiaries.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), which provides a more thorough discussion of our services, industry outlook, risk factors and business trends.

Reorganization

As previously disclosed in our filings with the Securities and Exchange Commission (the “SEC”), we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on June 11, 2002 (the “Bankruptcy Case”). We subsequently filed our Plan of Reorganization in the Bankruptcy Case, which Plan was confirmed in the Bankruptcy Case and became effective on March 25, 2003, at which time we emerged from bankruptcy. Pursuant to the Plan, we substantially reduced our outstanding debt and annual interest expense and increased our liquidity. At December 31, 2002, prior to the effectiveness of the Plan, our long-term debt, including current maturities and estimated liabilities subject to the Chapter 11 proceeding, aggregated approximately $1.09 billion. As of March 31, 2003, upon the effectiveness of the Plan, our total indebtedness was reduced to approximately $267.5 million, and our cash, cash equivalents and trading investments totaled approximately $61.9 million.

Revenues

Our contracts with our customers have in the past typically ranged in duration from six months to five years and have generally been three-year contracts. Under the Argentine “pesification” decree described below under “Item 3: Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk,” if a contract denominated in pesos is entered into after the decree’s enactment, payments under that contract are not entitled to be adjusted by any price or related index. Accordingly, in order to mitigate our inflation risk, our peso-denominated contracts in Argentina are typically for shorter terms ranging from three to six months. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the quantity and type of equipment installed. Except in Argentina and Brazil, the fees stipulated in the majority of our contracts with customers are denominated in U.S. dollar or U.S dollar equivalents. Services (other than installation fees) are billed on a monthly, predetermined basis, which coincide with the rendering of the services. We report our revenues net of deductions for sales taxes.

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

Costs and Expenses

Our costs and expenses principally include:

•	direct costs,

•	salaries and wages,

•	selling, general and administrative expenses, and

•	depreciation and amortization.

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

Our selling, general and administrative expenses consist principally of:

•	publicity and promotion costs,

•	fees and other remuneration,

•	travel and entertainment,

•	rent, and

•	plant services, insurance and corporate telecommunication and energy expenses.

Currency and Related Risks

Except in Argentina and Brazil, the majority of our contracts with customers provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during the first quarter of 2006. Nevertheless, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, we are exposed to exchange rate risk, even in countries other than Argentina and Brazil.

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

The following table shows U.S. dollar exchange rates for the currencies of Argentina, Colombia and Brazil, our three largest countries of operation measured by revenues, at the dates indicated:

Currency	March 31, 2004	March 31, 2005	March 31, 2006
	(exchange rate per U.S.$1.00)
Argentina peso	2.88	2.92	3.08
Colombia peso	2,678.16	2,376.48	2,289.98
Brazil real	2.94	2.67	2.17

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

Argentina

In early January 2002, the Argentine government abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. Since then, the peso has traded as high as 1.65 pesos to the U.S. dollar in early January 2002 and as low as 3.87 pesos to the U.S. dollar on June 26, 2002. At March 31, 2005 the exchange rate was 2.92 pesos to the U.S. Dollar, depreciating to 3.08 pesos to the U.S. Dollar on March 31, 2006. Currently, IMPSAT Argentina’s customer contracts and operating cash inflows are predominantly denominated in pesos.

Brazil

At March 31, 2005, the real traded at a rate of R$2.67 = $1.00, and it appreciated to R$2.17 = $1.00 at March 31, 2006. A significant depreciation of the real against the U.S. dollar would adversely affect our future results.

Colombia

In March of 2003, the Colombian peso exchange rate peaked at Ps. 2,958 = $1.00, following over ten years of constant devaluation. Since April 2003, the Colombian peso has appreciated against the U.S. dollar. At March 31, 2005, the peso traded at a rate of Ps. 2,376.48 = $1.00 and appreciated to Ps. 2,289.98 = $1.00 at March 31, 2006, the highest value since February 2001.

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

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with U.S. GAAP. We use our best judgment based on our knowledge of existing facts and circumstances and actions that we may undertake in the future, as well as the advice of external experts in determining the estimates that affect our consolidated financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our most critical accounting policies are:

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

We record our revenues net of deductions for sales taxes. These taxes are assessed by the governmental taxing authorities in a number of countries in which we operate based on a percentage of gross revenues and totaled approximately $3.1 million and $4.2 million for the three months ended March 31, 2005 and 2006, respectively.

Non-Monetary Transactions

We may exchange capacity on our Broadband Network for capacity from other carriers through the exchange of IRUs. We account for these transactions in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 153 (“SFAS No. 153”), Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, which we adopted on January 1, 2006. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.

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

Changes in Policies

Our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during 2006, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during 2006.

New Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. We adopted SFAS No. 123(R) on January 1, 2006. The effect of adoption was $0.2 million, which is recorded as compensation within salaries and wages in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006. In addition, we used the modified prospective method and will utilize the Black-Scholes option pricing model to determine the fair value of our future option grants.

Results of Operations

The following table summarizes our results of operations:

	Three Months Ended March 31,
	2005		2006
	(in thousands and as a percentage of consolidated revenues)
Net revenues:
Net revenues from services:
Broadband and satellite	$41,789	69.8%	$44,674	65.2%
Internet	6,931	11.6	8,616	12.6
Value added services	5,140	8.6	8,029	11.7
Telephony	5,928	9.9	6,367	9.3

Sales of equipment	84	0.1	872	1.3

Total net revenues	59,872	100.0	68,558	100.0

Direct costs:
Contracted services	5,216	8.7	5,658	8.3
Other direct costs	7,459	12.5	8,642	12.6
Leased capacity	18,225	30.4	18,603	27.1
Cost of equipment sold	106	0.2	311	0.5

Total direct costs	31,006	51.8	33,214	48.4
Salaries and wages	12,970	21.7	14,306	20.9
Selling, general and administrative expenses	5,262	8.8	5,489	8.0
Depreciation and amortization	12,026	20.1	13,866	20.2

Total costs and expenses	61,264	102.3%	66,875	97.5%

Operating (loss) income	(1,392)	2.3%	1,683	2.5%
Interest expense, net	5,181	8.6	8,581	12.5
Net (loss) gain on foreign exchange	(640)	(1.1)	6,516	9.5
Other expense, net	(289)	(0.5)	(866)	(1.3)
Provision for foreign income taxes	722	1.2	1,038	1.5

Net loss	$(8,224)	(13.7)%	$(2,286)	(3.3)%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues. Our total net revenues for the three months ended March 31, 2005 and 2006 equaled $59.9 million and $68.6 million, respectively. Net revenues are composed of net revenues from services and sales of equipment.

Our net revenues from services for the three months ended March 31, 2006 totaled $67.7 million, an increase of $7.9 million (or 13.2%), compared to the corresponding period in 2005. Our net revenues from services included net revenues from:

•	satellite and broadband data transmission services,

•	internet services, which is composed of our internet backbone access and managed modem services,

•	value-added services, including hosting, housing and co-location services, and

•	telephony services, including local, national and international long-distance services.

The following table shows our revenues from services by business lines for the periods indicated:

	Three Months Ended March 31,
	2005	2006	% change(1)
	(dollar amounts in thousands)
Broadband and satellite	$41,789	$44,674	6.9%
Internet	6,931	8,616	24.3
Value added services(2)	5,140	8,029	56.2
Telephony	5,928	6,367	7.4

Total net revenues from services	$59,788	$67,686	13.2%

(1)	Percentage increase in relevant period of 2006 compared to corresponding period of 2005.
(2)	Includes our data center services, systems integration and other information technology services.

The increase in our total net revenues from services in the first quarter of 2006, as compared to the corresponding period in 2005, was due to increases in revenues from broadband and satellite, internet, value added and telephony services, as further described below:

•	Revenues from broadband and satellite services increased as a consequence of higher delivery of IP services.

•	We experienced higher internet revenues principally due to higher managed security services and the expansion of internet accesses to corporate customers, primarily in Brazil and the United States.

•	Our revenues from value added services increased due to new customers and expansion of services to existing customers, primarily in our data center in Brazil.

•	We experienced increased revenues from telephony services principally due to higher sales to corporate customers in Brazil.

All of our product lines revenues benefited from increased customer base and improved macroeconomic conditions throughout Latin America.

Our net revenues discussed above were also impacted positively in U.S. dollar terms by the appreciation of the Brazilian real against the U.S. dollar during the first quarter of 2006 as compared to the same quarter in the prior year. In U.S. dollar terms, our revenues in Brazil, which are denominated in local currencies, generally increase when the local currency appreciates against the U.S. dollar, and decrease when the local currency depreciates.

We had 4,353 customers as of March 31, 2006, compared to 4,224 customers at December 31, 2005 and 3,484 customers at March 31, 2005. In January 2006, IMPSAT Colombia modified the methodology for calculating its number of customers, to count related entities as one customer, consistent with the practice of the other IMPSAT subsidiaries. The number of customers set forth above reflect this change in methodology.

The following table shows, by operating subsidiary, our revenues from services and total revenues (in each case, including intercompany transactions) for the periods indicated:

	Three Months Ended March 31,
	2005	2006	% change(1)
	(dollar amounts in thousands)
IMPSAT Argentina
Services	$18,055	$18,591	3.0%
Sale of equipment	10	55	450.0

Total	18,065	18,646	3.2

IMPSAT Colombia
Services	14,211	16,236	14.2
Sale of equipment	13	177	1261.5

Total	14,224	16,413	15.4

IMPSAT Brazil
Services	10,068	15,036	49.3
Sale of equipment		638	100.0

Total	10,068	15,674	55.7

IMPSAT Venezuela
Services	8,135	7,950	(2.3)
Sale of equipment	61	2	(96.7)

Total	8,196	7,952	(3.0)

IMPSAT Ecuador
Services	5,030	5,188	3.1
IMPSAT Chile
Services	2,032	2,312	13.8
IMPSAT Peru
Services	3,749	4,245	13.2
IMPSAT USA
Services	6,562	6,660	1.5
International Satellite Capacity Holding, Ltd.(2)
Services	2,493	2,256	(9.5)

Total	2,493	2,256	(9.5)

(1)	Percentage increase (decrease) in relevant period in 2006 compared to corresponding period in 2005.
(2)	This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries.

Our net revenues from services at IMPSAT Argentina for the three months ended March 31, 2006 totaled $18.6 million, an increase of $0.6 million (or 3.2%) compared to the corresponding period in 2005. The increase is mostly related to higher sales of IP services in broadband and satellite as well as increased managed security services in Internet. Argentina is our largest market in terms of number of customers and revenues. After a four-year period of economic difficulties and contraction that included the default by the Argentine government of its external public debt and the devaluation of the peso, the Argentine economy has grown during 2005 and the first quarter of 2006. Nonetheless, Argentina continues to experience a lack of access to international capital markets. A renewed decline in political and economic conditions in Argentina, our largest country of operation, could materially affect our financial condition and results of operations.

IMPSAT Colombia recorded revenues from services of $16.4 million during the three months ended March 31, 2006, compared to $14.2 million for the same period in 2005. The increase is mainly attributed to the expansion of broadband and satellite services provided to existing customers and the revaluation of revenues denominated in Colombian pesos.

IMPSAT Brazil’s revenues from services for the three months ended March 31, 2006 totaled $15.7 million, an increase of $5.6 million (or 55.7%) compared to the corresponding period in 2005. IMPSAT Brazil’s results were positively affected by increased delivery of services to existing and new customers, mostly in broadband and satellite, and value added services, and the appreciation of the real against the U.S. dollar. In local currency terms, IMPSAT Brazil’s net revenues for the three months ended March 31, 2006 increased by 25.9%, compared to the corresponding period in 2005. However, any future devaluations of the real or contraction of the Brazilian economy would have an adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations. Presidential elections are scheduled in Brazil for October 2006, and political uncertainty surrounding elections could adversely affect investor sentiment in Brazil, which, in turn, could result in a devaluation of the real.

Revenues from services at IMPSAT Venezuela equaled $8.0 million for the three months ended March 31, 2006, compared to $8.2 million for the same period in 2005. The decrease is due principally to a decrease in recorded revenues from inter-company contracts. IMPSAT USA recorded total net revenues from services of $6.7 million for the three months ended March 31, 2006, compared to $6.6 million for the corresponding period in 2005. This increase was primarily due to increased delivery of internet services. IMPSAT Ecuador recorded total net revenues of $5.2 million for the three months ended March 31, 2006, compared to $5.0 million for the corresponding period in 2005. The increase is primarily due to the expansion of the customer base and higher services delivered to existing customers in all product lines. IMPSAT Peru recorded total net revenues of $4.2 million for the three months ended March 31, 2006, compared to $3.7 million for the corresponding period in 2005. The increase was mainly related to higher telephony and broadband and satellite services delivered. IMPSAT Chile recorded total net revenues of $2.3 million for the three months ended March 31, 2006, compared to $2.0 million for the corresponding period in 2005. The increase was primarily due to higher sales of value added services.

Direct Costs. Our direct costs for the three months ended March 31, 2006 totaled $33.2 million, an increase of $2.2 million (or 7.1%) compared to the same period in 2005. Direct costs of our subsidiaries are described prior to the elimination of inter-company transactions. The increase in our direct costs is directly attributable to increased sales of services and the effects of currency revaluation in Columbia and Brazil.

The following table shows, by operating subsidiary, our direct costs for the periods indicated, and variations between each period:

	As of March 31,		$ Change	% Change
	2005	2006
	Direct Costs
IMPSAT Argentina	$10,544	$9,937	$(607)	(5.8)%
IMPSAT Colombia	7,598	8,805	1,207	15.9%
IMPSAT Brazil	5,199	7,401	2,202	42.4%
IMPSAT Venezuela	3,394	2,670	(724)	(21.3)%
IMPSAT Ecuador	2,202	2,852	650	29.5%
IMPSAT Chile	1,233	1,331	98	7.9%
IMPSAT Peru	3,144	2,964	(180)	(5.7)%
IMPSAT USA	4,299	4,066	(233)	(5.4)%
Other(1)	(6,607)	(6,812)	(205)	(3.1)%

Total	$31,006	$33,214	$2,208	7.1%

(1)	This includes direct costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

(1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the three months ended March 31, 2006, our contracted services costs totaled $5.7 million, an increase of $0.4 million (or 8.5%) compared to the same period in 2005. Of this amount, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $3.4 million for the three months ended March 31, 2006, compared to $3.3 million for the same period in 2005. Installation costs totaled $2.3 million for the three months ended March 31, 2006, compared to $1.9 million during the corresponding period in 2005. Our installation costs increased as a consequence of higher new customers, mostly in Brazil, in the three months ended March 31, 2006, compared to the same period in 2005.

The following table shows, by operating subsidiary, our costs for contracted services for the periods indicated, and variations between each period:

	As of March 31,		$ Change	% Change
	2005	2006
	Contracted Services
IMPSAT Argentina	$1,965	$1,778	$(187)	(9.5)%
IMPSAT Colombia	1,050	1,178	128	12.2%
IMPSAT Brazil	851	1,139	288	33.8%
IMPSAT Venezuela	301	367	66	21.9%
IMPSAT Ecuador	376	392	16	4.3%
IMPSAT Chile	191	196	5	2.6%
IMPSAT Peru	181	287	106	58.6%
IMPSAT USA	111	136	25	22.5%
Other(1)	190	185	(5)	(2.6)%

Total	$5,216	$5,658	$442	8.5%

(1)	This includes contracted services costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

(2) Other Direct Costs. Other direct costs principally include licenses and other fees, sales commissions paid to internal sales personnel and third-party sales representatives, and our provision for doubtful accounts and expenses related to the maintenance and operations of the telecommunications nodes utilized to support telecommunication services provided to our customers. We recorded other direct costs of $8.6 million during the three months ended March 31, 2006, an increase of $1.2 million (or 15.9%) compared to the same period in 2005.

Sales commissions paid to our internal sales personnel and third-party sales representatives for the three months ended March 31, 2006 totaled $2.1 million, compared to $1.8 million for the corresponding period in 2005. The increase is directly related to higher new sales.

We recorded a provision for doubtful accounts of $0.1 million for the three months ended March 31, 2006, compared to a provision for doubtful accounts of $0.7 million for the same period in 2005. At March 31, 2006, our allowance for doubtful accounts covered approximately 96.5% of our gross trade accounts receivable past due more than six months compared to 116.4% at March 31, 2005. The average days in quarterly gross trade accounts receivable decreased to 52 days at March 31, 2006 from 55 days at March 31, 2005.

Our expenses related to the maintenance and operations of our telecommunications nodes totaled $2.4 million for the three months ended March 31, 2006, an increase of $0.6 million (or 31.5%) from the same period in 2005. The increase in such node-related expenses resulted primarily from required increases in node capacity proportionately to the increase in services provided, higher volumes and prices for energy required for our nodes relative to expansion of our data center and other services, and the appreciation of the Brazilian real and Colombian peso.

The following table shows, by operating subsidiary, other direct costs for the periods indicated, and variations between each period:

	As of March 31,		$ Change	% Change
	2005	2006
	Other Direct Costs
IMPSAT Argentina	$2,384	$2,334	$(50)	(2.1)%
IMPSAT Colombia	1,503	1,829	326	21.7%
IMPSAT Brazil	1,662	2,626	964	58.0%
IMPSAT Venezuela	764	713	(51)	(6.7)%
IMPSAT Ecuador	397	595	198	49.9%
IMPSAT Chile	172	318	146	84.9%
IMPSAT Peru	417	150	(267)	(64.0)%
IMPSAT USA	167	444	277	165.9%
Other(1)	(7)	(367)	(360)	5142.9%

Total	$7,459	$8,642	$1,183	15.9%

(1)	This includes other direct costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

(3) Leased Capacity. Our leased capacity costs for the three months ended March 31, 2006 totaled $18.6 million, an increase of $0.4 million (or 2.1%) from the corresponding period in 2005.

Our leased satellite capacity costs for the three months ended March 31, 2006 totaled $5.1 million, a decrease of $0.7 million (or 11.9%) compared to the corresponding period in 2005. The overall reduction in our leased satellite capacity costs was principally due to reductions in satellite capacity and migration of our satellite-based services to terrestrial-based services on our proprietary network or leased terrestrial links. We had approximately 686 MHz of leased satellite capacity at March 31, 2006 and 693 MHz at March 31, 2005.

Our costs for dedicated leased capacity on third-party fiber optic networks totaled $7.8 million for the three months ended March 31, 2006, an increase of $1.2 million (or 18.2%) as compared to the same period in 2005. The increase in these costs is attributable in part to growth in services provided and to our customer base, as well as to the appreciation of the Colombian peso and the Brazilian real. As we expand our services to existing clients and provide services to new clients, we are required to lease additional capacity to provide increased telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services. In addition, as a result of our having reached full capacity on international underseas cable IRUs that we purchased in prior years, we have been required to lease additional international fiber optic capacity in order to meet the international telecommunications needs of our clients. Our customers are increasingly expressing a desire for fiber optic telecommunications, which has resulted in an increase in leased fiber optic capacity costs and a decrease in leased satellite capacity costs described above.

The following table shows, by operating subsidiary, our leased capacity costs for the periods indicated, and variations between each period:

	As of March 31,		$ Change	% Change
	2005	2006
	Leased Capacity
IMPSAT Argentina	$5,870	$5,417	$(453)	(7.7)%
IMPSAT Colombia	4,805	5,277	472	9.8%
IMPSAT Brazil	2,489	3,255	766	30.8%
IMPSAT Venezuela	2,096	1,387	(709)	(33.8)%
IMPSAT Ecuador	1,347	1,758	411	30.5%
IMPSAT Chile	803	695	(108)	(13.4)%
IMPSAT Peru	2,508	2,488	(20)	(0.8)%
IMPSAT USA	3,185	2,481	(704)	(22.1)%
Other(1)	(4,878)	(4,155)	723	(14.8)%

Total	$18,225	$18,603	$378	2.1%

(1)	This includes leased capacity costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

In connection with services we offer under our licenses to provide domestic and international long distance telephony connections, we incur costs for interconnection and telephony termination (“I&T”). We incur costs for frequency rights related to regulatory fees for the rights to use certain frequencies in the countries in which we operate. Our I&T and frequency rights costs totaled $4.0 million during the three months ended March 31, 2006 (which includes $3.3 million of I&T costs) compared to $4.3 million of I&T and frequency rights costs for the same period in 2005 (which includes $3.5 million of I&T costs), which represents a decrease of $0.4 million (or 8.2%). Interconnection costs decreased in the three months ended March 31, 2006, as compared to the same period in 2005 due to the reversal in 2006 of certain provisions accounted during the first quarter of 2005. In addition, we launched our calling card service in Peru during the first quarter of 2005.

The following table shows, by operating subsidiary, our I&T and frequency rights costs for the periods indicated, and variations between each period:

	As of March 31,
	2005	2006
	I&T and frequency rights		$ Change	% Change
IMPSAT Argentina	$2,409	$2,005	$(404)	(16.8)%
IMPSAT Colombia	417	401	(16)	(3.8)%
IMPSAT Brazil	298	302	4	1.3%
IMPSAT Venezuela	2	1	(1)	(50.0)%
IMPSAT Ecuador	79	105	26	32.9%
IMPSAT Chile	300	216	(84)	(28.0)%
IMPSAT Peru	1,821	1,872	51	2.8%
IMPSAT USA	1,074	609	(465)	(43.3)%
Other(1)	(2,082)	(1,549)	533	(25.6)%

Total	$4,318	$3,962	$(356)	(8.2)%

(1)	This includes I&T and frequency rights costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

(4) Cost of Equipment Sold. In the three months ended March 31, 2006, we incurred costs of equipment sold of $0.3 million, compared to $0.1 million for the same period in 2005. This increase was primarily due to higher sales of equipment during the first quarter of 2006.

Salaries and Wages. Salaries and wages for the three months ended March 31, 2006 totaled $14.3 million, an increase of $1.3 million (or 10.3%) compared to the same period in 2005. The increase is due to currency revaluations in Brazil and Colombia, salary increases related to adjustments for inflation and higher variable compensation, partially offset by savings due to lower headcount. As part of our continuing effort to ensure more efficient operations, we reduced the aggregate number of our employees from 1,229 at March 31, 2005 to 1,210 at March 31, 2006.

IMPSAT Argentina had 433 employees as of March 31, 2006, compared to 448 employees as of March 31, 2005. IMPSAT Brazil increased its number of employees to 206 persons at March 31, 2006, compared to 194 persons at March 31, 2005. IMPSAT Colombia decreased its number of employees to 240 persons at March 31, 2006, compared to 245 persons at March 31, 2005. IMPSAT Venezuela decreased its number of employees to 113 persons at March 31, 2006, compared to 115 persons at March 31, 2005. IMPSAT USA decreased its number of employees to 57 persons at March 31, 2006, compared to 68 persons at March 31, 2005. IMPSAT Peru decreased its number of employees to 56 persons at March 31, 2006, compared to 59 persons at March 31, 2005. IMPSAT Ecuador increased its number of employees to 73 persons at March 31, 2006, compared to 66 persons at March 31, 2005. IMPSAT Chile decreased its number of employees to 32 persons at March 31, 2006, compared to 34 persons at March 31, 2005.

The following table shows, by operating subsidiary, our salaries and wages expenses for the periods indicated, and variations between each period:

	As of March 31,
	2005	2006	$ Change	% Change
	Salaries & Wages
IMPSAT Argentina	$3,167	$3,408	241	7.6%
IMPSAT Colombia	2,269	2,162	(107)	(4.7)%
IMPSAT Brazil	2,321	3,009	688	29.6%
IMPSAT Venezuela	831	865	34	4.1%
IMPSAT Ecuador	564	661	97	17.2%
IMPSAT Chile	340	351	11	3.2%
IMPSAT Peru	573	528	(45)	(7.9)%
IMPSAT USA	1,446	1,363	(83)	(5.7)%
Other(1)	1,459	1,959	500	34.3%

Total	$12,970	$14,306	$1,336	10.3%

(1)	This includes salaries and wages of International Satellite Capacity Holding, Ltd.

Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance, and telephone expenses

We incurred SG&A expenses of $5.5 million for the three months ended March 31, 2006, representing an increase of $0.2 million (or 4.3%) compared to the same period in 2005. The increases experienced were primarily due to increases in third party services, office expenses, and advisory fees.

The following table shows, by operating subsidiary, our SG&A expenses for the periods indicated, and variations between each period:

	As of March 31,
	2005	2006
	Selling, General and Administrative Expenses		$ Change	% Change
IMPSAT Argentina	$1,593	$1,539	$(54)	(3.4)%
IMPSAT Colombia	690	574	(116)	(16.8)%
IMPSAT Brazil	957	1,129	172	18.0%
IMPSAT Venezuela	312	498	186	59.6%
IMPSAT Ecuador	275	352	77	28.0%
IMPSAT Chile	169	193	24	14.2%
IMPSAT Peru	276	248	(28)	(10.1)%
IMPSAT USA	514	514	—	0.0%
Other(1)	476	442	(34)	(7.1)%

Total	$5,262	$5,489	$227	4.3%

(1)	This includes SG&A expenses of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

Depreciation and Amortization. Our depreciation and amortization expenses for the three months ended March 31, 2006 totaled $13.9 million. This represents an increase of $1.8 million (or 15.3%) compared to our depreciation and amortization for the corresponding period in 2005. The increase in depreciation and amortization expenses is principally due to an increase in our depreciable fixed asset base as a result of increased capital expenditures. During the first quarter of 2006, we made purchases of property, plant and equipment totaling $7.1 million. Such additional equipment, which comprises principally customer premises and other central telecommunications equipment, is depreciated over a shorter period of time than other components of our property, plant and equipment and results in higher depreciation charges in the current periods. In addition, the increase in depreciation and amortization expenses is due to the depreciation of our goods in warehouses during the first quarter of 2006, totaling $0.8 million.

Interest Expense, Net. Our net interest expense for the three months ended March 31, 2006 totaled $8.6 million, consisting of interest expense of $8.8 million and interest income of $0.2 million. Net interest expense for the three months ended March 31, 2005 totaled $5.2 million. Our net interest expense for the three months ended March 31, 2006 increased by $3.4 million (or 65.6%) compared to the net interest expense for the same period of 2005. The increase in our net interest expense is due in part to the increase in the rate of interest on our Senior Secured Notes by reason of the increased from 6% (Paid-in-kind interest on Senior Notes) per annum to 10% per annum, and the restructuring of $ 107.3 million of such indebtedness in July 2005 increased from 10% per annum to 12% per annum, and to increased withholding taxes on subsidiary indebtedness repayments. Our indebtedness as of March 31, 2006 totaled $245.0 million, as compared to $248.1 million as of December 31, 2005, as a result of principal payments of $5.3 million, offset by an increase in the principal amount of our indebtedness of $2.2 million due to new debt obtained by our subsidiaries.

Net Gain (Loss) on Foreign Exchange. We recorded net gain on foreign exchange for the three months ended March 31, 2006 of $6.5 million, compared to net loss on foreign exchange of $0.6 million for the same period in 2005. These net gains on foreign exchange reflect principally the effect of the appreciation during the three months ended March 31, 2006 of the Brazilian real on the book value of our monetary assets and liabilities in Brazil.

IMPSAT Argentina recorded a net loss on foreign exchange for the three months ended March 31, 2006 of $0.1 million, compared to net loss of $0.2 million for the same period in 2005. IMPSAT Brazil recorded a net gain on foreign exchange for the three months ended March 31, 2006 of $6.5 million, compared to net loss of $0.5 million for the same period in 2005. The net gain on foreign exchange was primarily due to the appreciation of the Brazilian real on the book value of our monetary assets and liabilities in Brazil.

Other Expenses, Net. We recorded other expense, net, of $0.9 million for the three months ended March 31, 2006, compared to other expense, net, of $0.3 million for the same period of 2005. The change in other income (expenses), net, was due primarily to debt-related extraordinary items incurred during the three months ended March 31, 2006.

Provision for Foreign Income Taxes. For the three months ended March 31, 2006, we recorded a provision for foreign income taxes of $1.0 million, compared to a provision of $0.7 million for the same period in 2005. The increase in the provision for foreign income taxes in the three months ended March 31, 2006, compared to the same period in 2005, was due primarily to increases in deferred tax liabilities in IMPSAT Chile.

Net Loss. For the three months ended March 31, 2006, we recorded a net loss of $2.3 million, compared to net loss of $8.2 million for the same period in 2005, due primarily to a net gain on foreign exchange and an increase in operating income, as further explained above.

The following table shows, by operating subsidiary, our net income (loss) for the periods indicated, and variations between each period:

	As of March 31,
	2005	2006
	Net Income (Loss)		$ Change	% Change
IMPSAT Argentina	$(1,336)	$(1,873)	$(537)	40.2%
IMPSAT Colombia	(1,336)	(751)	585	(43.8)%
IMPSAT Brazil	(3,334)	3,742	7,076	(212.2)%
IMPSAT Venezuela	1,326	1,050	(276)	(20.8)%
IMPSAT Ecuador	1,087	313	(774)	(71.2)%
IMPSAT Chile	256	102	(154)	(60.2)%
IMPSAT Peru	(805)	(38)	767	(95.3)%
IMPSAT USA	(626)	161	787	(125.7)%
Other(1)	(3,456)	(4,992)	(1,536)	44.4%

Total	$(8,224)	$(2,286)	$5,938	(72.2)%

(1)	This includes net income (loss) of International Satellite Capacity Holding, Ltd.

Liquidity and Capital Resources

At March 31, 2006, we had total cash and cash equivalents of $21.5 million, as compared to $41.4 million at March 31, 2005 and $24.1 million as of December 31, 2005.

As of March 31, 2006, approximately $7.1 million of our cash and cash equivalents were held in Venezuelan bolivars by IMPSAT Venezuela, compared to $7.5 million at December 31, 2005 (in each case, based on the official exchange rate at that date of Bs. 2,150 = $1.00). Foreign exchange controls instituted in Venezuela since February 2003 severely limit our ability to repatriate these amounts and any other earnings from our Venezuelan operations on a timely basis, without substantial cost. More recently, IMPSAT Venezuela has experienced significant delays in obtaining the required approvals from Venezuela’s Commission of Currency Administration (known as CADIVI) for the purchase of U.S. dollars with Venezuelan bolivars in order to make payment of its foreign currency denominated obligations (including inter-company obligations). As a result, we are unable to predict when these final approvals will be obtained. Future devaluations of the Venezuelan bolivar and/or the implementation of more stringent exchange control restrictions in that country could have a material adverse effect on the recorded U.S. dollar value or our cash and cash equivalents held by Impsat Venezuela and would result in a loss in future periods in our condensed consolidated statement of operations.

At March 31, 2006, our total indebtedness was $245.0 million (as compared to $265.0 million at March 31, 2005), of which $3.0 million represented short-term debt, $25.2 million represented current portion of long-term debt and $216.8 million represented long-term debt. Our capital expenditures budget contemplates that we will need approximately $35.0 million (including amounts spent to date) through the end of 2006 for capital expenditures.

We remain in default under indebtedness owed to one creditor who voted against the Plan. Under the Plan, the claims of that creditor were contingent obligations arising under guarantees by us of certain primary indebtedness of IMPSAT Argentina. Notwithstanding our emergence from bankruptcy and the extinguishment of the guarantee as a result, an event of default has occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. As a result of this default, which relates to vendor financing totaling approximately $7.6 million in outstanding principal amount as of March 31, 2005 and 2006, such indebtedness is due and payable. IMPSAT Argentina had been in discussions with the holder of the indebtedness with a view to rescheduling or otherwise restructuring the defaulted debt obligation. We understand that this holder recently transferred the defaulted debt obligation to a new holder. IMPSAT Argentina is not in discussions with the new holder. There is no assurance that IMPSAT Argentina will reach a definitive agreement with this holder to reschedule or restructure such obligations. Under certain circumstances, IMPSAT Argentina could be forced to seek protection or liquidate under the bankruptcy laws of Argentina.

On July 29, 2005, we entered into amended and restated financing agreements to restructure $125.6 million of our vendor indebtedness, the Senior Secured Notes, which were issued by IMPSAT Argentina and IMPSAT Brazil pursuant to separate credit agreements that are each guaranteed by us, and which was held by affiliates of certain members of our board of directors. Prior to the amendments, such indebtedness was required to be paid in eight remaining semi-annual principal installments aggregating $15.7 million between September 2005 and March 2009. Pursuant to such amendments, we made an initial principal repayment of $18.3 million and modified the terms of the agreements such that the remaining outstanding principal amounts ($38.9 million owed by IMPSAT Argentina and $68.4 million owed by IMPSAT Brazil) will be repaid in the aggregate amounts of $5 million in 2006, $20 million in 2007, $25 million in 2008 and $57.3 million in 2009. The amended indebtedness bears interest at a rate of 12% per annum, payable semi-annually in arrears, as compared to 10% per annum for the period prior to the effectiveness of the amendments. The parties also agreed to amendments to the financial covenants in the agreements to reflect current financial and operating conditions. The amended indebtedness is subject to optional prepayment at a cost of 101% until July 29, 2006 and at par thereafter. IMPSAT Argentina and IMPSAT Brazil (with respect to the credit agreement to which it is a party), on the one hand, and the lenders of the amended indebtedness, on the other hand, each have an option to further amend the agreements governing such indebtedness to provide that we shall be the primary borrower, and IMPSAT Argentina and IMPSAT Brazil the respective guarantors of the portions of the indebtedness currently owed by them, subject to certain terms and conditions. The terms and conditions of the amendments were negotiated by a special committee of our board of directors that was formed to explore recapitalization alternatives.

In its audit report on our consolidated financial statements for the year ended December 31, 2005, Deloitte & Touche LLP, our independent registered public accounting firm, included a paragraph that noted that our current liquidity position, the amount of our debt obligations, and our operating results, raised substantial doubt as to our ability to continue as a going concern. Based on our current business plan, we will not internally generate sufficient funds to meet our maturing obligations in the future. If we cannot generate sufficient cash flows to meet our cash-flow and working capital needs, and to achieve our longer term growth and operational goals, we will require additional financing. There is no assurance that such financing will be available on acceptable terms or at all. Our condensed financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result if we were forced to discontinue operations. For additional information, see Note 2 to our condensed consolidated financial statements.

As set forth in our condensed consolidated statement of cash flows, our operating activities provided $7.6 million in net cash flows for the three months ended March 31, 2006, compared to $5.5 million provided by operating activities during the same period of 2005. The increase in cash flow provided by operating activities was primarily due to smaller net loss in 2006, compared to 2005.

For the three months ended March 31, 2006, our investing activities used $7.1 million in net cash flows, compared to $8.3 million during the corresponding period in 2005. The decrease in net cash flows used in investing activities was principally due to a decrease in purchases of property, plant and equipment.

During the three months ended March 31, 2006, $3.1 million in net cash flows were used in financing activities, as compared to $19.6 million during the corresponding period in 2005. The negative cash flow from financing activities in 2005 was principally due to the repayments of long-term indebtedness.

At March 31, 2006, we had leased satellite capacity with average annual rental commitments of approximately $10.4 million through the year 2009 under non-cancelable agreements. We have entered into contracts for the purchase of satellite capacity for approximately $14.4 million through 2015. In addition, at March 31, 2006, we had commitments to purchase telecommunications equipment amounting to approximately $6.1 million. Furthermore, we have leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate.

The following table sets forth due dates of our contractual obligations as of March 31, 2006 (debt repayments denominated in local currencies have been calculated at the exchange rate at March 31, 2006):

Type of Obligations	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Short-term debt	$2,510	$439	$54				$3,003

Long-term debt(1)	12,095	29,199	36,417	$58,096	$9,825	$92,903	238,535

Capital lease obligations	1,549	933	809	105	80		3,476

Subtotal	16,154	30,571	37,280	58,201	9,905	92,903	245,014
Operating leases	—	—	—	—	—	—	—
Purchase obligations(2)	28,900	15,639	8,744	5,556			58,839

Interest payments	12,182	20,978	17,275	10,101	6,538	2,787	69,861

Total contractual cash obligations	$57,236	$67,188	$63,299	$73,858	$16,443	$95,690	$373,714

(1)	2006 amount includes the defaulted indebtedness of IMPSAT Argentina totaling approximately $7.6 million in outstanding principal amount.
(2)	This includes commitments for satellite capacity and terrestrial links.

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

We intend that all forward-looking statements made will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

These factors should not be construed as exhaustive. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. As noted above, these forward-looking statements speak only as of the date when they are made. We caution you that the factors we have identified above may not be exhaustive. We operate in a continually changing business environment, and new factors that may affect our forward-looking statements emerge from time to time. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements. Moreover, in the future, we, through our senior management, may make forward-looking statements that involve the risk factors and other matters described in this Form 10-Q as well as other risk factors subsequently identified, including, among others, those identified in our filings with the SEC on Form 10-K and Form 8-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The sections below highlight our exposure to interest rate and foreign exchange rate risks. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at March 31, 2006 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during the first quarter of 2006. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. At March 31, 2006, our total floating rate indebtedness aggregated $41.4 million, of which $11.1 million was denominated in U.S. dollars and accrued interest at specified spreads over the London Interbank Offered Rate (LIBOR) and $30.3 million was denominated in local currencies of our operating subsidiaries and accrued interest at variable rates tied to local interest rates and inflation indices. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of March 31, 2006, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would affect our annual interest cost related to our floating rate indebtedness by approximately $0.1 million annually. The fair value of financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of March 31, 2006.

	Expected Maturities at March 31,							Fair Value
	2006	2007	2008	2009	2010	Thereafter	Total
Senior Notes (fixed rate)	$3,345	$21,691	$26,690	$58,145		$92,903	$202,774	$182,110
Avg. interest rate	10.99%	11.92%	11.87%	11.97%		6.00%
Term Notes (fixed rate)	$459	$305	31				795	795
Avg. interest rate	8.88%	9.09%	7.57%
Term Notes (variable rate)	$4,365	$8,539	$10,503	$56	$9,905		$33,368	$33,368
Avg. interest rate	16.15%	9.98%	11.93%	7.72%	11.95%
Vendor Financing (variable rate)	$7,985	$36	$56				$8,077	$8,077
Avg. Interest rate	7.73%	8.90%	8.90%
TOTAL	$16,154	$30,571	$37,280	$58,201	$9,905	$92,903	$245,014	$224,350

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

During January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso, and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at March 31, 2006 was pesos 3.08 = $1.00. Devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. As of March 31, 2006, a hypothetical 10% devaluation of the peso would result in foreign exchange losses of approximately $5.1 million on our financial debt. During the remainder of 2006, our consolidated results could be impacted from transaction gains or losses on our dollar-denominated monetary assets and liabilities. Potential balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings.

Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that were mandatorily converted to pesos under the “pesification” decree may be adjusted pursuant to an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate completely the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currencies and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to any other consumer or other price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate risks. At March 31, 2006, the real traded at a rate of R2.17 = $1.00. As of March 31, 2006, a hypothetical 10% devaluation of the real would result in foreign exchange losses of approximately $6.4 million on our financial debt.

As discussed above, in response to political and economic turmoil currently affecting Venezuela, the Venezuelan government imposed foreign exchange and price controls during 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls could also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls. The Venezuelan government further devalued its currency to Bs. 1,920 = $1.00 in February 2004, and Bs. 2,150 = $1.00 on March 5, 2005. In the majority of cases, we have agreed to receive bolivars at the official rate in payment for our services in lieu of U.S. dollars. As a result, our holdings of bolivars at March 31, 2006 totaled Bs.15.3 billion (or $7.1 million at the official exchange rate at such date). The decline in the U.S. dollar value of our cash and cash equivalents denominated in bolivars as a result of the devaluation of the bolivar will result in a loss in our consolidated financial statements.

Net revenues from services from our Argentine operations for the three months ended March 31, 2006 and 2005 represented approximately 27.2% and 30.2% of our total net revenues from services for such periods. Net revenues from services from our Brazilian operations for the three months ended March 31, 2006 and 2005 represented approximately 22.9% and 16.8% of our total net revenues from services for such periods. Our net revenues from services in Venezuela accounted for 11.6% and 13.6% of our total revenues from services for the three months ended March 31, 2006 and 2005, respectively.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There are no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 31, 2006.

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

Date: May 15, 2006