Form 10-Q
period 2006-06-30
IMPSAT FIBER NETWORKS INC
filed 2006-08-14
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2006, the registrant had outstanding 10,116,100 shares of common stock, $0.01 par value.

IMPSAT FIBER NETWORKS, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2006

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

Revenues

Our contracts with our customers have in the past typically ranged in duration from six months to five years and have generally been three-year contracts. Under the Argentine “pesification” decree described below under “Item 3: Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk,” if a contract denominated in pesos is entered into after the decree’s enactment, payments under that contract are not entitled to be adjusted by any price or related index. Accordingly, in order to mitigate our inflation risk, our peso-denominated contracts in Argentina are typically for shorter terms ranging from three to six months. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the quantity and type of service and equipment installed. Except in Argentina and Brazil, the fees stipulated in the majority of our contracts with customers are denominated in U.S. dollar or U.S dollar equivalents. Services (other than installation fees) are billed on a monthly, predetermined basis, which coincide with the rendering of the services. We report our revenues net of deductions for sales taxes.

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

Currency and Related Risks

Except in Argentina and Brazil, the majority of our contracts with customers provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during the first half of 2006. Nevertheless, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, we are exposed to exchange rate risk, even in countries other than Argentina and Brazil.

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

The following table shows U.S. dollar exchange rates for the currencies of Argentina, Colombia and Brazil, our three largest countries of operation measured by revenues, at the dates indicated:

Currency	June 30, 2004	June 30, 2005	June 30, 2006
	(exchange rate per U.S.$1.00)
Argentina peso	2.95	2.88	3.08
Colombia peso	2,699.58	2,331.81	2,633.12
Brazil real	3.11	2.35	2.16

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

Argentina

In early January 2002, the Argentine government abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. Since then, the peso has traded as high as 1.65 pesos to the U.S. dollar in early January 2002 and as low as 3.87 pesos to the U.S. dollar on June 26, 2002. At June 30, 2005 the exchange rate was 2.88 pesos to the U.S. Dollar, depreciating to 3.08 pesos to the U.S. Dollar on June 30, 2006. Currently, IMPSAT Argentina’s customer contracts and operating cash inflows are predominantly denominated in pesos.

Brazil

At June 30, 2005, the real traded at a rate of R$2.35 = $1.00, and it appreciated to R$2.16 = $1.00 at June 30, 2006. A significant depreciation of the real against the U.S. dollar would adversely affect our future results.

Colombia

In March of 2003, the Colombian peso exchange rate peaked at Ps. 2,958 = $1.00, following over ten years of constant devaluation. From April 2003 to March 2006, the Colombian peso appreciated against the U.S. dollar, trading at Ps. 2,290 = $1.00 on March 31, 2006. However, the peso depreciated against the U.S. dollar during the second quarter of 2006, trading at Ps. 2,633 = $1.00 on June 30, 2006.

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

We record our revenues net of deductions for sales taxes. These taxes are assessed by the governmental taxing authorities in a number of countries in which we operate based on a percentage of gross revenues and totaled approximately $6.4 million and $8.6 million for the six months ended June 30, 2005 and 2006, respectively.

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

Changes in Policies

Our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during 2006, other than described below, in “New Accounting Pronouncements,” nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during 2006.

New Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. We adopted SFAS No. 123(R) on January 1, 2006. The effect of adoption was $0.3 million, which is recorded as compensation within salaries and wages in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2006. In addition, we used the modified prospective method and will utilize the Black-Scholes option pricing model to determine the fair value of our future option grants.

In June 2006, the FASB issued Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, we will be required to adopt FIN 48 in the first quarter of 2007. We are currently evaluating FIN 48 and have not yet determined the impact, if any, the adoption of FIN 48 will have on our consolidated financial position or results of operations.

Results of Operations

The following table summarizes our results of operations:

	Three Months Ended June 30,				Six Months June 30,
	2005		2006		2005		2006
	(in thousands and as a percentage of consolidated revenues)
Net revenues:
Net revenues from services:
Broadband and satellite	$42,075	68.5%	$45,783	65.9%	$83,865	69.1%	$90,457	65.5%
Internet	7,396	12.0	8,591	12.4	14,327	11.8	17,207	12.5
Value added services	5,657	9.2	8,178	11.8	10,797	8.9	16,207	11.7
Telephony	6,213	10.1	6,825	9.8	12,140	10.0	13,192	9.6

Total net revenues from services	61,341	99.8	69,377	99.9	121,129	99.8	137,063	99.3
Sales of equipment	117	0.2	61	0.1	201	0.2	934	0.7

Total net revenues	61,458	100.0	69,438	100.0	121,330	100.0	137,997	100.0

Direct costs:
Contracted services	6,071	9.9	5,892	8.5	11,286	9.3	11,550	8.4
Other direct costs	6,483	10.5	8,371	12.1	13,943	11.5	17,013	12.3
Leased capacity	18,960	30.9	18,970	27.3	37,184	30.6	37,574	27.2
Cost of equipment sold	91	0.1	80	0.1	198	0.2	391	0.3

Total direct costs	31,605	51.4	33,313	48.0	62,611	51.6	66,528	48.2
Salaries and wages	12,276	20.0	13,606	19.6	25,246	20.8	27,912	20.2
Selling, general and administrative expenses	5,875	9.6	6,279	9.0	11,137	9.2	11,768	8.5
Depreciation and amortization	14,366	23.4	13,662	19.7	26,391	21.8	27,528	19.9
Interest expense, net	(8,939)	(14.5)	(6,971)	(10.0)	(14,120)	(11.6)	(15,553)	(11.3)
Net gain on foreign exchange	11,910	19.4	2,994	4.3	11,270	9.3	9,510	6.9
Other expense, net	(5,062)	(8.2)	(1,448)	(2.1)	(5,351)	(4.4)	(2,313)	(1.7)
Provision for foreign income taxes	(2,212)	(3.6)	(638)	(0.9)	(2,934)	(2.4)	(1,676)	(1.2)

Net Loss	$(6,967)	(11.3)%	$(3,485)	(5.0)%	$(15,190)	(12.5)%	$(5,771)	(4.2)%

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

Revenues. Our total net revenues for the three and six months ended June 30, 2006 equaled $69.4 million and $138.0 million, respectively. This compares to total net revenues of $61.5 million and $121.3 million for the corresponding periods in 2005. Net revenues are composed of net revenues from services and sales of equipment.

Our net revenues from services for the three and six months ended June 30, 2006 totaled $69.4 million and $137.1 million, an increase of $8.0 million (or 13.1%) and $15.9 million (or 13.2%) compared to the corresponding period in 2005. Our net revenues from services included net revenues from:

•	satellite and broadband data transmission services,

•	internet services, which is composed of our internet backbone access and managed modem services,

•	value-added services, including hosting, housing and co-location services, and

•	telephony services, including local, national and international long-distance services.

The following table shows our revenues from services by business lines for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2006	% change(1)	2005	2006	% change(1)
	(dollar amounts in thousands)
Broadband and satellite	$42,075	$45,783	8.8%	$83,865	$90,457	7.9%
Internet	7,396	8,591	16.2	14,327	17,207	20.1
Value added services(2)	5,657	8,178	44.6	10,797	16,207	50.1
Telephony	6,213	6,825	9.9	12,140	13,192	8.7

Total net revenues from services	$61,341	$69,377	13.1%	$121,129	$137,063	13.2%

(1)	Percentage increase in relevant period of 2006 compared to corresponding period of 2005.
(2)	Includes our data center services, systems integration and other information technology services.

The increase in our total net revenues from services in the second quarter of 2006, as compared to the corresponding period in 2005, was due to increases in revenues from broadband and satellite, internet, value added and telephony services, as further described below:

•	Revenues from broadband and satellite services increased as a consequence of higher delivery of IP solutions, mostly in Brazil and Ecuador.

•	We experienced higher internet revenues principally due to higher managed security services and the expansion of internet accesses to corporate customers, primarily in Brazil and Argentina.

•	Our revenues from value added services increased due to higher housing, hosting and managed services delivered in our Data Centers, mostly in Brazil and Chile.

•	We experienced increased revenues from telephony services principally due to higher sales to corporate customers in Brazil and Peru.

All of our product lines revenues benefited from increased customer base and improved macroeconomic conditions throughout Latin America.

Our net revenues discussed above were also impacted positively in U.S. dollar terms by the appreciation of the Brazilian real against the U.S. dollar during the second quarter of 2006 as compared to the same quarter in the prior year. In U.S. dollar terms, our revenues in Brazil, which are denominated in local currencies, generally increase when the local currency appreciates against the U.S. dollar, and decrease when the local currency depreciates.

We had 4,530 customers as of June 30, 2006, compared to 4,224 customers at December 31, 2005 and 3,912 customers at June 30, 2005. In January 2006, IMPSAT Colombia modified the methodology for calculating its number of customers, to count related entities as one customer, consistent with the practice of the other IMPSAT subsidiaries. The numbers of customers set forth above reflect this change in methodology.

The following table shows, by operating subsidiary, our revenues from services and total revenues (in each case, including intercompany transactions) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2006	% change(1)	2005	2006	% change(1)
	(dollar amounts in thousands)
IMPSAT Argentina
Services	$18,687	$18,575	(0.6)%	$36,742	$37,166	1.2%
Sale of equipment	18	15	(16.7)	28	69	146.4

Total	$18,705	$18,590	(0.6)	$36,770	$37,235	1.3

IMPSAT Colombia
Services	$13,998	$16,096	15.0	$28,210	$32,333	14.6
Sale of equipment	26	32	23.1	39	209	435.9

Total	$14,024	$16,128	15.0	$28,249	$32,542	15.2

IMPSAT Brazil
Services	$11,288	$16,487	46.1	$21,356	$31,524	47.6
Sale of equipment					638	100.0

Total	$11,288	$16,487	46.1	$21,356	$32,162	50.6

IMPSAT Venezuela
Services	$8,078	$8,073	(0.1)	$16,212	$16,023	(1.2)
Sale of equipment	14	14		75	18	(76.0)

Total	$8,092	$8,087	(0.1)	$16,287	$16,041	(1.5)

IMPSAT Ecuador
Services	$4,708	$5,171	9.8	$9,738	$10,359	6.4
Sale of equipment				1		(100.0)

Total	$4,708	$5,171	9.8	$9,739	$10,359	6.4

IMPSAT Chile
Services	$2,121	$2,384	12.4	$4,154	$4,695	13.0

Total	$2,121	$2,384	12.4	$4,154	$4,695	13.0

IMPSAT Peru
Services	$3,884	$4,799	23.6	$7,632	$9,044	18.5

Total	$3,884	$4,799	23.6	$7,632	$9,044	18.5

IMPSAT USA
Services	$6,762	$6,317	(6.6)	$13,323	$12,977	(2.6)
Sale of equipment	58		(100.0)	58		(100.0)

Total	$6,820	$6,317	(7.4)	$13,381	$12,977	(3.0)

International Satellite Capacity Holding, Ltd.(2)
Services	$2,402	$2,258	(6.0)	$4,895	$4,514	(7.8)

Total	$2,402	$2,258	(6.0)	$4,895	$4,514	(7.8)

(1)	Percentage increase (decrease) in relevant period in 2006 compared to corresponding period in 2005.
(2)	This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries.

Our net revenues from services at IMPSAT Argentina for the three and six months ended June 30, 2006 totaled $18.6 million and $37.2 million, respectively, a decrease of $0.1 million (or 0.6%) and an increase of $0.4 million (or 1.2%) compared to the corresponding periods in 2005. The decrease in the second quarter of 2006 as compared to the second quarter of 2005 is related to decreased installation charges and intercompany traffic, combined with the effect of the local currency devaluation. The increase in the six months ended June 30, 2006 as compared to the same period in 2005 is due to increased sales of managed security services and the expansion of internet access to corporate customers. After a four-year period of economic difficulties and contraction that included the default by the Argentine government of its external public debt and the devaluation of the peso, the Argentine economy has grown during 2005 and the first half of 2006. Nonetheless,

Argentina continues to experience a lack of access to international capital markets. A renewed decline in political and economic conditions in Argentina, our largest country of operation, could materially affect our financial condition and results of operations.

IMPSAT Colombia recorded revenues from services of $16.1 million and $32.3 million during the three and six months ended June 30, 2006, compared to $14.0 million and $28.2 million for the same periods in 2005. The increase in 2006 is due to the expansion of IP and Internet services to existing customers and increased customer base.

IMPSAT Brazil’s revenues from services for the three and six months ended June 30, 2006 totaled $16.5 million and $31.5 million, an increase of $5.2 million (or 46.1%) and $10.2 million (or 47.6%) compared to the corresponding periods in 2005. This increase is mainly attributable to increased delivery of hosting, telephony and internet services. In addition, IMPSAT Brazil’s results were positively affected by the appreciation of the real against the U.S. dollar. In local currency terms, IMPSAT Brazil’s net revenues for the three and six months ended June 30, 2006 increased by 25.9% and 25.3%, respectively, compared to the corresponding periods in 2005. However, any future devaluations of the real or contraction of the Brazilian economy would have an adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations. Presidential elections are scheduled in Brazil for October 2006, and political uncertainty surrounding elections could adversely affect investor sentiment in Brazil, which, in turn, could result in a devaluation of the real.

Revenues from services at IMPSAT Venezuela equaled $8.1 million and $16.0 million for the three and six months ended June 30, 2006, compared to $8.1 million and $16.2 million for the same periods in 2005. The decrease is due principally to a decrease in recorded revenues from inter-company contracts. IMPSAT USA recorded total net revenues from services of $6.3 million and $13.0 million for the three and six months ended June 30, 2006, compared to $6.8 million and $13.3 million for the corresponding periods in 2005. This decrease was primarily due to lower telephony traffic. IMPSAT Ecuador recorded total net revenues from services of $5.2 million and $10.4 million for the three and six months ended June 30, 2006, compared to $4.7 million and $9.7 million for the corresponding periods in 2005. The increase is primarily due to the expansion of the customer base and higher services delivered to existing customers in all product lines. IMPSAT Peru recorded total net revenues from services of $4.8 million and $9.0 million for the three and six months ended June 30, 2006, compared to $3.9 million and $7.6 million for the corresponding periods in 2005. The increase was mainly related to higher telephony and broadband and satellite services delivered. IMPSAT Chile recorded total net revenues from services of $2.4 million and $4.7 million for the three and six months ended June 30, 2006, compared to $2.1 million and $4.2 million for the corresponding periods in 2005. The increase was primarily due to higher sales of value added services.

Direct Costs. Our direct costs for the three and six months ended June 30, 2006 totaled $33.3 million and $66.5 million, an increase of $1.7 million (or 5.4%) and $3.9 million (or 6.3%) compared to the same periods in 2005. Direct costs of our subsidiaries are described prior to the elimination of inter-company transactions. The increase in our direct costs is directly attributable to increased sales of services and the effects of currency revaluation in Brazil.

The following table shows, by operating subsidiary, our direct costs for the periods indicated, and variations between each period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2006			2005	2006
	Direct Costs		$ Change	% Change	Direct Costs		$ Change	% Change
IMPSAT Argentina	$10,337	$10,298	$(39)	(0.4)%	$20,881	$20,235	$(646)	(3.1)%
IMPSAT Colombia	7,760	8,366	606	7.8	15,358	17,171	1,813	11.8
IMPSAT Brazil	5,528	7,515	1,987	35.9	10,727	14,916	4,189	39.1
IMPSAT Venezuela	4,032	2,889	(1,143)	(28.3)	7,425	5,559	(1,866)	(25.1)
IMPSAT Ecuador	1,920	2,791	871	45.4	4,122	5,642	1,520	36.9
IMPSAT Chile	1,308	1,250	(58)	(4.4)	2,541	2,581	40	1.6
IMPSAT Peru	2,939	3,236	297	10.1	6,083	6,200	117	1.9
IMPSAT USA	4,458	3,764	(694)	(15.6)	8,757	7,830	(927)	(10.6)
Other(1)	(6,677)	(6,796)	(119)	1.8	(13,283)	(13,606)	(323)	2.4

Total	$31,605	$33,313	$1,708	5.4%	$62,611	$66,528	$3,917	6.3%

(1)	This includes direct costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

(1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the three and six months ended June 30, 2006, our contracted services costs totaled $5.9 million and $11.6 million, a decrease of $0.2 million (or 2.9%) and an increase of $0.3 million (or 2.3%) compared to the same periods in 2005. Of this amount, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $3.4 million and $6.7 million for the three and six months ended June 30, 2006, compared to $3.5 million and $6.7 million for the same periods in 2005. Installation costs totaled $2.5 million and $4.8 million for the three and six months ended June 30, 2006, compared to $2.6 million and $4.5 million during the corresponding periods in 2005. Our installation costs were higher as a consequence of an increase in new customers, mostly in Peru, and the revaluation of the real in Brazil during the six months ended June 30, 2006, compared to the same period in 2005.

The following table shows, by operating subsidiary, our costs for contracted services for the periods indicated, and variations between each period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2006			2005	2006
	Contracted Services		$ Change	% Change	Contracted Services		$ Change	% Change
IMPSAT Argentina	$1,796	$1,883	87	4.8%	$3,761	$3,661	$(100)	(2.7)
IMPSAT Colombia	1,331	1,113	(218)	(16.4)	2,381	2,291	(90)	(3.8)
IMPSAT Brazil	1,155	1,255	100	8.7	2,006	2,394	388	19.3
IMPSAT Venezuela	594	476	(118)	(19.9)	895	844	(51)	(5.7)
IMPSAT Ecuador	455	393	(62)	(13.6)	832	784	(48)	(5.8)
IMPSAT Chile	242	261	19	7.9	433	457	24	5.5
IMPSAT Peru	186	239	53	28.5	367	526	159	43.3
IMPSAT USA	127	91	(36)	(28.3)	238	227	(11)	(4.6)
Other(1)	185	181	(4)	(2.2)	373	366	(7)	(1.9)

Total	$6,071	$5,892	$(179)	(2.9)%	$11,286	$11,550	$264	2.3%

(1)	This includes contracted services costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

(2) Other Direct Costs. Other direct costs principally include licenses and other fees, sales commissions paid to internal sales personnel and third-party sales representatives, and our provision for doubtful accounts and expenses related to the maintenance and operations of the telecommunications nodes utilized to support telecommunication services provided to our customers. We recorded other direct costs of $8.4 million and $17.0 million during the three and six months ended June 30, 2006, an increase of $1.9 million (or 29.1%) and $3.1 million (or 22.0%) compared to the same periods in 2005.

Sales commissions paid to our internal sales personnel and third-party sales representatives for the three and six months ended June 30, 2006 totaled $1.6 million and $3.7 million, compared to $1.6 million and $3.4 million for the corresponding periods in 2005. The increase is directly related to higher new sales.

We recorded a provision for doubtful accounts of $0.3 million and $0.3 million for the three and six months ended June 30, 2006, compared to net reversals of provisions for doubtful accounts of $0.5 million and a provision for doubtful accounts of $0.2 million for the same periods in 2005. At June 30, 2006, our allowance for doubtful accounts covered approximately 90.6% of our gross trade accounts receivable past due more than six months compared to 107.6% at June 30, 2005. The average days in quarterly gross trade accounts receivable decreased to 55 days at June 30, 2006 from 59 days at June 30, 2005.

Our expenses related to the maintenance and operations of our telecommunications nodes totaled $2.6 million and $5.0 million for the three and six months ended June 30, 2006, an increase of $0.7 million (or 35.3%) and $1.3 million (or 33.5%) from the same periods in 2005. The increase in such node-related expenses resulted primarily from required increases in node capacity proportionate to the increase in services provided, higher volumes and prices for energy required for our nodes relative to expansion of our data center and other services, and the appreciation of the Brazilian real.

The following table shows, by operating subsidiary, other direct costs for the periods indicated, and variations between each period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2006			2005	2006
	Other Direct Costs		$ Change	% Change	Other Direct Costs		$ Change	% Change
IMPSAT Argentina	$1,866	$2,276	410	22.0%	$4,251	$4,610	$359	8.4%
IMPSAT Colombia	1,346	1,847	501	37.2	2,849	3,676	827	29.0
IMPSAT Brazil	1,370	2,599	1,229	89.7	3,033	5,225	2,192	72.3
IMPSAT Venezuela	1,187	865	(322)	(27.1)	1,951	1,577	(374)	(19.2)
IMPSAT Ecuador	37	588	551	1489.2	434	1,183	749	172.6
IMPSAT Chile	186	234	48	25.8	358	551	193	53.9
IMPSAT Peru	311	195	(116)	(37.3)	727	345	(382)	(52.5)
IMPSAT USA	196	139	(57)	(29.1)	363	583	220	60.6
Other(1)	(16)	(372)	(356)	2225.0	(23)	(737)	(714)	3104.3

Total	$6,483	$8,371	$1,888	29.1%	$13,943	$17,013	$3,070	22.0%

(1)	This includes other direct costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

(3) Leased Capacity. Our leased capacity costs for the three and six months ended June 30, 2006 totaled $19.0 million and $37.6 million, an increase of $0.01 million (or 0.1%) and $0.4 million (or 1.0%) from the corresponding periods in 2005.

Our leased satellite capacity costs for the three and six months ended June 30, 2006 totaled $5.0 million and $10.1 million, a decrease of $0.9 million (or 15.3%) and $1.6 million (or 13.6%) compared to the corresponding periods in 2005. The overall reduction in our leased satellite capacity costs was principally due to reductions in satellite capacity and migration of our satellite-based services to terrestrial-based services on our proprietary network or leased terrestrial links. We had approximately 673 MHz of leased satellite capacity at June 30, 2006 and 705 MHz at June 30, 2005.

Our costs for dedicated leased capacity on third-party fiber optic networks totaled $7.9 million and $15.7 million for the three and six months ended June 30, 2006, an increase of $0.8 million (or 11.4%) and $2.0 million (or 14.7%) as compared to the same periods in 2005. The increase in these costs is attributable in part to growth in services provided and the increase in to our customer base, as well as to the appreciation of the Brazilian real. As we expand our services to existing clients and provide services to new clients, we are required to lease additional capacity to provide increased telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services. In addition, as a result of our having reached full capacity on international underseas cable IRUs that we purchased in prior years, we have been required to lease additional international fiber optic capacity in order to meet the international telecommunications needs of our clients. Our customers are increasingly expressing a desire for fiber optic telecommunications, which has resulted in an increase in leased fiber optic capacity costs and a decrease in leased satellite capacity costs described above.

The following table shows, by operating subsidiary, our leased capacity costs for the periods indicated, and variations between each period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2006			2005	2006
	Leased Capacity		$ Change	% Change	Leased Capacity		$ Change	% Change
IMPSAT Argentina	$6,315	$5,758	$(557)	(8.8)%	$12,184	$11,175	(1,009)	(8.3)%
IMPSAT Colombia	4,888	5,094	206	4.2	9,693	10,371	678	7.0
IMPSAT Brazil	2,809	3,406	597	21.3	5,297	6,662	1,365	25.8
IMPSAT Venezuela	2,060	1,341	(719)	(34.9)	4,156	2,729	(1,427)	(34.3)
IMPSAT Ecuador	1,337	1,707	370	27.7	2,684	3,465	781	29.1
IMPSAT Chile	773	634	(139)	(18.0)	1,576	1,329	(247)	(15.7)
IMPSAT Peru	2,376	2,761	385	16.2	4,885	5,249	364	7.5
IMPSAT USA	3,219	2,370	(849)	(26.4)	6,404	4,851	(1,553)	(24.3)
Other(1)	(4,817)	(4,101)	716	(14.9)	(9,695)	(8,257)	1,438	(14.8)

Total	$18,960	$18,970	$10	0.1%	$37,184	$37,574	$390	1.0%

(1)	This includes leased capacity costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

In connection with services we offer under our licenses to provide domestic and international long distance telephony connections, we incur costs for interconnection and telephony termination (“I&T”). We incur costs for frequency rights related to regulatory fees for the rights to use certain frequencies in the countries in which we operate. Our I&T and frequency rights costs totaled $4.2 million and $8.1 million during the three and six months ended June 30, 2006 (which includes $3.6 million and $6.9 million of I&T costs) compared to $4.3 million and $8.7 million of I&T and frequency rights costs for the same periods in 2005 (which includes $3.6 million and $7.1 million of I&T costs), which represents a decrease of $0.2 million (or 3.6%) and $0.5 million (or 5.9%). Interconnection costs decreased in the three and six months ended June 30, 2006, as compared to the same periods in 2005, due to the start-up of our calling card business in Peru during the first quarter of 2005.

The following table shows, by operating subsidiary, our I&T and frequency rights costs for the periods indicated, and variations between each period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2006			2005	2006
	I&T and frequency rights		$ Change	% Change	I&T and frequency rights		$ Change	% Change
IMPSAT Argentina	$2,607	$2,377	$(230)	(8.8)%	$5,016	$4,382	$(634)	(12.6)%
IMPSAT Colombia	398	306	(92)	(23.1)	815	707	(108)	(13.3)
IMPSAT Brazil	248	267	19	7.7	546	569	23	4.2
IMPSAT Venezuela	2	1	(1)	(50.0)	4	2	(2)	(50.0)
IMPSAT Ecuador	88	98	10	11.4	167	203	36	21.6
IMPSAT Chile	285	129	(156)	(54.7)	585	345	(240)	(41.0)
IMPSAT Peru	1,761	2,139	378	21.5	3,582	4,011	429	12.0
IMPSAT USA	1,177	320	(857)	(72.8)	2,251	929	(1,322)	(58.7)
Other(1)	(2,224)	(1,452)	772	(34.7)	(4,307)	(3,001)	1,306	(30.3)

Total	$4,342	$4,185	$(157)	(3.6)%	$8,659	$8,147	$(512)	(5.9)%

(1)	This includes I&T and frequency rights costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

(4) Cost of Equipment Sold. In the three and six months ended June 30, 2006, we incurred costs of equipment sold of $0.1 million and $0.4 million, compared to $0.1 million and $0.2 million for the same periods in 2005. This increase was primarily due to higher sales of equipment during the first quarter of 2006.

Salaries and Wages. Salaries and wages for the three and six months ended June 30, 2006 totaled $13.6 million and $27.9 million, an increase of $1.3 million (or 10.8%) and $2.7 million (or 10.6%) compared to the same periods in 2005. The increase is due to currency revaluation in Brazil, salary increases related to adjustments for inflation and higher variable compensation, partially offset by savings due to lower headcount. As part of our continuing effort to ensure more efficient operations, we reduced the aggregate number of our employees from 1,253 at June 30, 2005 to 1,220 at June 30, 2006.

IMPSAT Argentina had 444 employees as of June 30, 2006, compared to 453 employees as of June 30, 2005. IMPSAT Brazil increased its number of employees to 208 persons at June 30, 2006, compared to 199 persons at June 30, 2005. IMPSAT Colombia decreased its number of employees to 246 persons at June 30, 2006, compared to 250 persons at June 30, 2005. IMPSAT Venezuela decreased its number of employees to 108 persons at June 30, 2006, compared to 114 persons at June 30, 2005. IMPSAT USA decreased its number of employees to 52 persons at June 30, 2006, compared to 68 persons at June 30, 2005. IMPSAT Peru decreased its number of employees to 58 persons at June 30, 2006, compared to 64 persons at June 30, 2005. IMPSAT Ecuador increased its number of employees to 73 persons at June 30, 2006, compared to 71 persons at June 30, 2005. IMPSAT Chile decreased its number of employees to 31 persons at June 30, 2006, compared to 34 persons at June 30, 2005.

The following table shows, by operating subsidiary, our salaries and wages expenses for the periods indicated, and variations between each period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2006			2005	2006
	Salaries & Wages		$ Change	% Change	Salaries & Wages		$ Change	% Change
IMPSAT Argentina	$3,143	$3,220	$77	2.4%	$6,310	$6,628	$318	5.0%
IMPSAT Colombia	2,150	2,174	24	1.1	4,419	4,335	(84)	(1.9)
IMPSAT Brazil	2,560	3,215	655	25.6	4,881	6,224	1,343	27.5
IMPSAT Venezuela	781	1,010	229	29.3	1,612	1,876	264	16.4
IMPSAT Ecuador	552	651	99	17.9	1,116	1,312	196	17.6
IMPSAT Chile	333	401	68	20.4	673	752	79	11.7
IMPSAT Peru	576	553	(23)	(4.0)	1,149	1,080	(69)	(6.0)
IMPSAT USA	1,389	1,232	(157)	(11.3)	2,834	2,595	(239)	(8.4)
Other(1)	792	1,150	358	45.2	2,252	3,110	858	38.1

Total	$12,276	$13,606	$1,330	10.8%	$25,246	$27,912	$2,666	10.6%

(1)	This includes salaries and wages of International Satellite Capacity Holding, Ltd.

Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance, and telephone expenses

We incurred SG&A expenses of $6.3 million and $11.8 million for the three and six months ended June 30, 2006, representing an increase of $0.4 million (or 6.9%) and $0.6 million (or 5.7%) compared to the same periods in 2005. The increases experienced were primarily due to increases in advisory fees.

The following table shows, by operating subsidiary, our SG&A expenses for the periods indicated, and variations between each period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2006			2005	2006
	Selling, General and Administrative Expenses		$ Change	% Change	Selling, General and Administrative Expenses		$ Change	% Change
IMPSAT Argentina	$1,672	$1,768	$96	5.7%	$3,264	$3,307	$43	1.3%
IMPSAT Colombia	758	680	(78)	(10.3)	1,448	1,254	(194)	(13.4)
IMPSAT Brazil	1,206	1,347	141	11.7	2,163	2,476	313	14.5
IMPSAT Venezuela	447	511	64	14.3	759	1,009	250	32.9
IMPSAT Ecuador	301	392	91	30.2	577	744	167	28.9
IMPSAT Chile	194	183	(11)	(5.7)	363	376	13	3.6
IMPSAT Peru	280	264	(16)	(5.7)	555	513	(42)	(7.6)
IMPSAT USA	531	601	70	13.2	1,044	1,115	71	6.8
Other(1)	486	533	47	9.7	964	974	10	1.0

Total	$5,875	$6,279	$404	6.9%	$11,137	$11,768	$631	5.7%

(1)	This includes SG&A expenses of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

Depreciation and Amortization. Our depreciation and amortization expenses for the three and six months ended June 30, 2006 totaled $13.7 million and $27.5 million. This represents a decrease of $0.7 million (or 4.9%), due principally to a decrease in depreciation of goods in our inventory for the three months ended June 30, 2006 and an increase $1.1 million (or 4.3%) for the six months ended June 30, 2006, compared to our depreciation and amortization for the corresponding periods in 2005. The increase in depreciation and amortization expenses is principally due to an increase in our depreciable fixed asset base as a result of increased capital expenditures. During the six months of 2006, we made purchases of property, plant and equipment totaling $16.6 million. Such additional equipment, which comprises principally customer premises and other central telecommunications equipment, is depreciated over a shorter period of time than other components of our property, plant and equipment and results in higher depreciation charges in the current periods.

Interest Expense, Net. Our net interest expense for the three months ended June 30, 2006 totaled $7.0 million, consisting of interest expense of $7.2 million and interest income of $0.2 million. Our net interest expense for the six months ended June 30, 2006 totaled $15.6 million, consisting of interest expense of $16.0 million and interest income of $0.4 million. Net interest expense for the three and six months ended June 30, 2005 totaled $8.9 million and $14.1 million, respectively. Our net interest expense for the three and six months ended June 30, 2006 decreased by $2.0 million (or 22.0%) and increased by $1.4 million (or 10.1%) compared to the net interest expense for the same periods of 2005. The decrease in the second quarter of 2006 is due to lower provisions of withholding taxes. The increase in our net interest expense for the six months ended June 30, 2006 is due in part to the increase in the rate of interest on our Senior Secured Notes which increased from 6% (Paid-in-kind interest on Senior Notes) per annum to 10% per annum, and the restructuring of $107.3 million of such indebtedness in July 2005 which increased interest rates from 10% per annum to 12% per annum, and to increased withholding taxes on subsidiary indebtedness repayments. Our indebtedness as of June 30, 2006 totaled $241.0 million, as compared to $248.1 million as of December 31, 2005. During the six months ended June 30, 2006 we made principal payments for $7.1 million and obtained $3.4 million of new financing. In addition, foreign exchange effects reduced total indebtedness by $3.4 million.

Net Gains on Foreign Exchange. We recorded net gains on foreign exchange for the three and six months ended June 30, 2006 of $3.0 million and $9.5 million, compared to net gains on foreign exchange of $11.9 million and $11.3 million for the same periods in 2005. These net gains on foreign exchange reflect principally the effect of the appreciation during the three and six months ended June 30, 2006 of the Brazilian real on the book value of our monetary assets and liabilities in Brazil.

IMPSAT Argentina recorded to net losses on foreign exchange for the three and six months ended June 30, 2006 of $0.02 million and $0.1 million, compared to net gain of $0.1 million and net loss of $0.1 million for the same periods in 2005. IMPSAT Brazil recorded to net gains on foreign exchange for the three and six months ended June 30, 2006 of $0.5 million and $6.9 million, compared to net gains of $12.1 million and $11.6 million for the same periods in 2005.

Other Expenses, Net. We recorded other expense, net, of $1.4 million and $2.3 million for the three and six months ended June 30, 2006, compared to other expense, net, of $5.1 million and $5.4 million for the same periods of 2005. The change in other income (expenses), net, was due primarily to expenses related to the restructuring of our vendor indebtness incurred during the three and six months ended June 30, 2005.

Provision for Foreign Income Taxes. For the three and six months ended June 30, 2006, we recorded a provision for foreign income taxes of $0.7 million and $1.7 million, compared to a provision of $2.2 million and $2.9 million for the same periods in 2005. The decrease in the provision for foreign income taxes in the three and six months ended June 30, 2006, compared to the same periods in 2005, was due primarily to a decrease in income taxes for IMPSAT Venezuela.

Net Loss. For the three and six months ended June 30, 2006, we recorded a net loss of $3.5 million and $5.8 million, compared to net loss of $7.0 million and $15.2 million for the same periods in 2005. The decreases are due primarily to other expenses, net and income taxes incurred in 2005 compared to 2006.

The following table shows, by operating subsidiary, our net income (loss) for the periods indicated, and variations between each period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2006			2005	2006
	Net Income (Loss)		$ Change	% Change	Net Income (Loss)		$ Change	% Change
IMPSAT Argentina	$(2,190)	$(1,849)	$341	(15.6)%	$(3,527)	$(3,722)	$(195)	5.5%
IMPSAT Colombia	(2,254)	2,295	4,549	(201.8)	(3,590)	1,545	5,135	(143.0)
IMPSAT Brazil	5,476	(1,201)	(6,677)	(121.9)	2,142	2,541	399	18.6
IMPSAT Venezuela	(1,521)	1,286	2,807	(184.5)	(195)	2,336	2,531	(1297.9)
IMPSAT Ecuador	702	279	(423)	(60.3)	1,789	592	(1,197)	(66.9)
IMPSAT Chile	40	438	398	995.0	296	540	244	82.4
IMPSAT Peru	(565)	143	708	(125.3)	(1,371)	105	1,476	(107.7)
IMPSAT USA	(305)	214	519	(170.2)	(932)	374	1,306	(140.1)
Other(1)	(6,350)	(5,090)	1,260	(19.8)	(9,802)	(10,082)	(280)	2.9

Total	$(6,967)	$(3,485)	$3,482	(50.0)%	$(15,190)	$(5,771)	$9,419	(62.0)%

(1)	This includes net income (loss) of International Satellite Capacity Holding, Ltd.

Liquidity and Capital Resources

At June 30, 2006, we had total cash and cash equivalents of $23.1 million, as compared to $41.8 million at June 30, 2005 and $24.1 million as of December 31, 2005.

As of June 30, 2006, approximately $5.7 million of our cash and cash equivalents were held in Venezuelan bolivars by IMPSAT Venezuela, compared to $7.5 million at December 31, 2005 (in each case, based on the official exchange rate at that date of Bs. 2,150 = $1.00). Foreign exchange controls instituted in Venezuela since February 2003 severely limit our ability to repatriate these amounts and any other earnings from our Venezuelan operations on a timely basis, without substantial cost. More recently, IMPSAT Venezuela has experienced significant delays in obtaining the required approvals from Venezuela’s Commission of Currency Administration (known as CADIVI) for the purchase of U.S. dollars with Venezuelan bolivars in order to make payment of its foreign currency denominated obligations (including inter-company obligations). As a result, we are unable to predict when these final approvals will be obtained. Future devaluations of the Venezuelan bolivar and/or the implementation of more stringent exchange control restrictions in that country could have a material adverse effect on the recorded U.S. dollar value or our cash and cash equivalents held by Impsat Venezuela and would result in a loss in future periods in our condensed consolidated statement of operations.

At June 30, 2006, our total indebtedness was $241.0 million (as compared to $265.0 million at June 30, 2005), of which $3.1 million represented short-term debt, $25.0 million represented current portion of long-term debt and $212.8 million represented long-term debt. Our capital expenditures budget contemplates that we will need approximately $38.0 million (including amounts spent to date) through the end of 2006 for capital expenditures.

We remain in default under indebtedness owed to one creditor who voted against the Plan. Under the Plan, the claims of that creditor were contingent obligations arising under guarantees by us of certain primary indebtedness of IMPSAT Argentina. Notwithstanding our emergence from bankruptcy and the extinguishment of the guarantee as a result, an event of default has occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. As a result of this default, which relates to vendor financing totaling approximately $7.6 million in outstanding principal amount as of June 30, 2005 and 2006, such indebtedness is due and payable. IMPSAT Argentina had been in discussions with the holder of the indebtedness with a view to rescheduling or otherwise restructuring the defaulted debt obligation. We understand that this holder recently transferred the defaulted debt obligation to a new holder. IMPSAT Argentina is not in discussions with the new holder. There is no assurance that IMPSAT Argentina will reach a definitive agreement with this holder to reschedule or restructure such obligations. Under certain circumstances, IMPSAT Argentina could be forced to seek protection or liquidate under the bankruptcy laws of Argentina.

On July 29, 2005, we entered into amended and restated financing agreements to restructure $125.6 million of our vendor indebtedness, the Senior Secured Notes, which were issued by IMPSAT Argentina and IMPSAT Brazil pursuant to separate credit agreements that are each guaranteed by us, and which was held by affiliates of certain members of our board of directors. Prior to the amendments, such indebtedness was required to be paid in eight remaining semi-annual principal installments aggregating $15.7 million between September 2005 and March 2009. Pursuant to such amendments, we made an initial principal repayment of $18.3 million and modified the terms of the agreements such that the remaining outstanding principal amounts ($38.9 million owed by IMPSAT Argentina and $68.4 million owed by IMPSAT Brazil) will be repaid in the aggregate amounts of $5.0 million in 2006, $20.0 million in 2007, $25.0 million in 2008 and $57.3 million in 2009. The amended indebtedness bears interest at a rate of 12% per annum, payable semi-annually in arrears, as compared to 10% per annum for the period prior to the effectiveness of the amendments. The parties also agreed to amendments to the financial covenants in the agreements to reflect current financial and operating conditions. The amended indebtedness was subjected to an optional prepayment at a cost of 101% until July 29, 2006 and at par thereafter. IMPSAT Argentina and IMPSAT Brazil (with respect to the credit agreement to which it is a party), on the one hand, and the lenders of the amended indebtedness, on the other hand, each have an option to further amend the agreements governing such indebtedness to provide that we shall be the primary borrower, and IMPSAT Argentina and IMPSAT Brazil the respective guarantors of the portions of the indebtedness currently owed by them, subject to certain terms and conditions. The terms and conditions of the amendments were negotiated by a special committee of our board of directors that was formed to explore recapitalization alternatives.

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

As set forth in our condensed consolidated statement of cash flows, our operating activities provided $19.8 million in net cash flows for the six months ended June 30, 2006, compared to $12.7 million provided by operating activities during the same period of 2005. The increase in cash flow provided by operating activities was primarily due to smaller net loss in 2006, compared to 2005.

For the six months ended June 30, 2006, our investing activities used $16.6 million in net cash flows, compared to $16.3 million during the corresponding period in 2005. The increase in net cash flows used in investing activities was principally due to an increase in purchases of property, plant and equipment.

During the six months ended June 30, 2006, $3.7 million in net cash flows were used in financing activities, as compared to $20.1 million during the corresponding period in 2005. The negative cash flow from financing activities in 2005 was principally due to the repayments of long-term indebtedness.

At June 30, 2006, we had leased satellite capacity with average annual rental commitments of approximately $8.7 million through the year 2009 under non-cancelable agreements. We have entered into contracts for the purchase of satellite capacity for approximately $14.4 million through 2015. In addition, at June 30, 2006, we had commitments to purchase telecommunications equipment amounting to approximately $7.6 million. Furthermore, we have leased from third parties a series of terrestrial links for the provision of data, internet and telephony services to our clients in the different countries in which we operate totaling $13.0 million through 2009.

The following table sets forth due dates of our contractual obligations as of June 30, 2006 (debt repayments denominated in local currencies have been calculated at the exchange rate at June 30, 2006):

Type of Obligations	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Short-term debt	$2,683	400					$3,083

Long-term debt(1)	$11,871	28,578	35,235	58,145	8,545	92,903	235,277

Capital lease obligations	$819	1,021	620	56	78		2,594

Subtotal	$15,373	29,999	35,855	58,201	8,623	92,903	240,954
Operating leases	—	—	—	—	—	—	—
Purchase obligations(2)	$19,521	15,617	9,868	5,586	314		50,906

Interest payments	$10,987	21,011	17,499	10,485	6,931	3,049	$69,962

Total contractual cash obligations	$45,881	$66,627	$63,222	$74,272	$15,868	$95,952	$361,822

(1)	2006 amount includes the defaulted indebtedness of IMPSAT Argentina totaling approximately $7.6 million in outstanding principal amount.
(2)	This includes commitments for satellite capacity and terrestrial links.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The sections below highlight our exposure to interest rate and foreign exchange rate risks. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at June 30, 2006 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during the first six months of 2006. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. At June 30, 2006, our total floating rate indebtedness aggregated $37.5 million, of which $10.8 million was denominated in U.S. dollars and accrued interest at specified spreads over the London Interbank Offered Rate (LIBOR) and $26.7 million was denominated in local currencies of our operating subsidiaries and accrued interest at variable rates tied to local interest rates and inflation indices. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of June 30, 2006, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would affect our annual interest cost related to our floating rate indebtedness by approximately $0.1 million annually.The fair value of financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of June 30, 2006.

	Expected Maturities at June 30,
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Senior Notes (fixed rate)	$3,345	$21,690	$26,690	$58,146		$92,903	$202,774	$184,331
Avg. interest rate	11.49%	11.84	11.87	11.97		6.0
Term Notes (fixed rate)	$240	405	31				676	676
Avg. interest rate	8.88%	8.70	4.40
Term Notes (variable rate)	$3,925	7,863	9,096	55	$8,623		29,562	29,562
Avg. interest rate	16.66%	9.72	11.75	7.72	11.75
Vendor Financing (variable rate)	$7,863	41	38				7,942	7,942
Avg. Interest rate	7.70%	8.90	8.90
TOTAL	$15,373	$29,999	$35,855	$58,201	$8,623	$92,903	$240,954	$222,511

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

During January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso, and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at June 30, 2006 was pesos 3.08 = $1.00. Devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. As of June 30, 2006, a hypothetical 10% devaluation of the peso would result in foreign exchange losses of approximately $5.1 million on our financial debt. During the remainder of 2006, our consolidated results could be impacted from transaction gains or losses on our dollar-denominated monetary assets and liabilities. Potential balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings.

Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that were mandatorily converted to pesos under the “pesification” decree may be adjusted pursuant to an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate completely the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currencies and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to any other consumer or other price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate risks. At June 30, 2006, the real traded at a rate of R2.16 = $1.00. As of June 30, 2006, a hypothetical 10% devaluation of the real would result in foreign exchange losses of approximately $6.4 million on our financial debt.

As discussed above, in response to political and economic turmoil currently affecting Venezuela, the Venezuelan government imposed foreign exchange and price controls during 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls could also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls. The Venezuelan government further devalued its currency to Bs. 1,920 = $1.00 in February 2004, and Bs. 2,150 = $1.00 on March 5, 2005. In the majority of cases, we have agreed to receive bolivars at the official rate in payment for our services in lieu of U.S. dollars. As a result, our holdings of bolivars at June 30, 2006 totaled Bs.13.0 billion (or $6.0 million at the official exchange rate at such date). The decline in the U.S. dollar value of our cash and cash equivalents denominated in bolivars as a result of the devaluation of the bolivar will result in a loss in our consolidated financial statements.

Net revenues from services from our Argentine operations for the three months ended June 30, 2006 and 2005 represented approximately 26.8% and 30.5% of our total net revenues from services for such periods. Net revenues from services from our Brazilian operations for the three months ended June 30, 2006 and 2005 represented approximately 23.8% and 18.4% of our total net revenues from services for such periods. Our net revenues from services in Venezuela accounted for 11.6% and 13.2% of our total revenues from services for the three months ended June 30, 2006 and 2005, respectively.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Form 10K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: Aug 14, 2006

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND JUNE 30, 2006

(In thousands of U.S. Dollars, except share amounts)

( Unaudited )

	December 31, 2005	June 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,070	$23,053
Trade accounts receivable, net	35,812	41,390
Other receivables	10,784	10,841
Prepaid expenses	2,824	2,727

Total current assets	73,490	78,011

PROPERTY, PLANT AND EQUIPMENT, Net	309,892	307,812

OTHER NON-CURRENT ASSETS	16,161	18,562

TOTAL ASSETS	$399,543	$404,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable- trade	$46,080	$48,800
Short- term debt	2,168	3,083
Current portion of long-term debt	17,604	25,035
Current portion of deferred revenue	—	554
Interest payable	10,453	8,126
Accrued and other liabilities	34,867	41,450

Total current liabilities	111,172	127,048
LONG-TERM DEBT, Net	228,331	212,836
DEFERRED REVENUE, Net	—	7,351
OTHER LONG-TERM LIABILITIES	16,295	17,306

Total liabilities	355,798	364,541

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares outstanding as of December 31, 2005 and June 30, 2006	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,116,100 shares issued and outstanding (including 50,000 restricted shares held in the 2003 Stock Incentive Plan as of December 31, 2005)	101	101
Additional paid in capital	90,653	90,985
Accumulated deficit	(40,990)	(46,761)
Deferred stock-based compensation	(440)	—
Accumulated other comprehensive loss	(5,579)	(4,481)

Total stockholders’ equity	43,745	39,844

TOTAL	$399,543	$404,385

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
NET REVENUES:
Broadband and satellite	$42,075	$45,783	$83,865	$90,457
Internet	7,396	8,591	14,327	17,207
Value added services	5,657	8,178	10,797	16,207
Telephony	6,213	6,825	12,140	13,192
Sales of equipment	117	61	201	934

Total net revenues	61,458	69,438	121,330	137,997

COSTS AND EXPENSES:
Direct costs:
Contracted services	6,071	5,892	11,286	11,550
Other direct costs	6,483	8,371	13,943	17,013
Leased capacity	18,960	18,970	37,184	37,574
Cost of equipment sold	91	80	198	391

Total direct costs	31,605	33,313	62,611	66,528
Salaries and wages	12,276	13,606	25,246	27,912
Selling, general and administrative	5,875	6,279	11,137	11,768
Depreciation and amortization	14,366	13,662	26,391	27,528

Total costs and expenses	64,122	66,860	125,385	133,736

Operating (loss) income	(2,664)	2,578	(4,055)	4,261

OTHER INCOME (EXPENSE):
Interest income	299	233	602	467
Interest expense	(9,238)	(7,204)	(14,722)	(16,020)
Net gain on foreign exchange	11,910	2,994	11,270	9,510
Other expense , net	(5,062)	(1,448)	(5,351)	(2,313)

Total other (expense) income	(2,091)	(5,425)	(8,201)	(8,356)

Loss before income taxes	(4,755)	(2,847)	(12,256)	(4,095)
Provision for foreign income taxes	(2,212)	(638)	(2,934)	(1,676)

NET LOSS	$(6,967)	$(3,485)	$(15,190)	$(5,771)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.69)	$(0.34)	$(1.51)	$(0.57)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC AND DILUTED	10,066	10,116	10,041	10,103

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
NET LOSS	$(6,967)	$(3,485)	$(15,190)	$(5,771)
OTHER COMPREHENSIVE (LOSS) INCOME-Foreign currency translation adjustment	344	(606)	519	1,098

COMPREHENSIVE LOSS	$(6,623)	$(4,091)	$(14,671)	$(4,673)

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(In thousands of U.S. Dollars, except for share amounts)

(Unaudited)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Deferred Stock- Based Compensation	Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2005	10,116,100	$101	$90,653	$(40,990)	$(440)	$(5,579)	$43,745
Effects of adoption of new accounting principle			332				332
Recognition of deferred compensation					440		440
Foreign currency translation adjustment						1,098	1,098
Net loss for the period				(5,771)			(5,771)

BALANCE AT JUNE 30, 2006	10,116,100	$101	$90,985	$(46,761)	$—	$(4,481)	$39,844

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(In thousands of U.S. Dollars)

(Unaudited)

	June, 30
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,190)	$(5,771)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,391	27,528
Effects of adoption of new accounting principle		332
Stock-based compensation	440	440
Deferred income tax provision	835	730
Provision for allowance for doubtful accounts	206	295
Paid-in-kind interest on Senior Notes	3,369
Net gain on foreign exchange	(11,270)	(9,510)
Net loss on disposals of property, plant and equipment	96	400
Changes in assets and liabilities:
Increase in trade accounts receivable	(6,513)	(5,212)
(Increase) decrease in prepaid expenses	(1,688)	110
Decrease (increase) in other receivables and other non-current assets	4,956	(367)
Increase in accounts payable — trade	5,792	1,550
Increase in accrued and other liabilities	6,472	1,593
(Decrease) increase in other long-term liabilities	(1,155)	7,711

Net cash provided by operating activities	12,741	19,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,379)	(16,612)
Proceeds from sale of property, plant and equipment	37

Net cash used in investing activities	(16,342)	(16,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from short-term debt	(1,486)	676
Proceeds from long-term debt	82	3,489
Repayments of long-term debt	(18,663)	(7,909)

Net cash used in financing activities	(20,067)	(3,744)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	1,799	(490)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,869)	(1,017)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	63,655	24,070

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$41,786	$23,053

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,261	$11,452

Foreign income taxes paid	$2,606	$2,052

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

2. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Holding Company successfully emerged from bankruptcy on March 25, 2003 with an approved reorganization plan. Prior to emergence, the Company had incurred substantial net losses and had both working capital and stockholders’ deficiencies. After emergence, the Company has generated cash flows from operations of $12.7 million and $19.8 million, respectively, for the six months ended June 30, 2005 and 2006 and has incurred net losses of $15.2 million and $5.8 million respectively. As of June 30, 2006, the Company has cash and cash equivalents of $23.1 million, which includes approximately $6.0 million in Venezuela (see Note 3) and a working capital deficiency of approximately $49.0 million.

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

Interim Financial Information — The unaudited condensed consolidated financial statements as of June 30, 2006 and for the three and six months then ended have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such periods. The operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the remainder of calendar year 2006 or for any future period.

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

Currency Risks —During February 2004 and March 2005, the Venezuelan government fixed the bolivar’s value to the U.S. dollar at 1,920 and 2,150, respectively. These exchange controls limit the Company’s ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. As of June 30, 2006, approximately $6.0 million of the Company’s cash and cash equivalents were held in Venezuela (of which $5.7 million is in local currency, translated into U.S. dollars at the fixed exchange rate imposed by the Venezuelan government).

Cash and Cash Equivalents — Cash and cash equivalents include time deposits or money market funds with original maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

Revenue Recognition — Revenues from data, value-added telephony, IT solutions and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery to, and acceptance by, the customer. In connection with certain of the Company’s services, the Company may charge installation fees. Installation fees are generally less than the direct expenses for installation. Therefore, installation fees are recognized upon (i) the completion of the installation of customer premise equipment and (ii) the invoicing of such fees to the customer. If the installation charges are greater than the direct expenses, the amounts are deferred and recognized over the estimated life of the customer. For the three and six months ended June 30, 2006, other than for one customer of IMPSAT USA as discussed below, all other installation fees amounted to $1.5 million and $2.7 million, compared to $1.5 million and $2.7 million for the same periods in 2005, and related direct installation costs amounted to $2.5 million and $4.8 million, compared to $2.6 million and $4.5 million, respectively. IMPSAT USA has deferred revenues of $7.9 million as of June 30, 2006 relating to a 2006 transaction with one customer in which the installation fees exceeded the related direct installation costs.

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

The Company records its revenues net of deductions for sales taxes. These taxes are assessed by the governmental taxing authorities in a number of countries in which the Company operates based on a percentage of gross revenues and totaled approximately $3.3 million and $6.4 million, and $4.4 million and $8.6 million for the three and six months ended June 30, 2005 and 2006, respectively.

No single customer accounted for greater than 10% of total net revenues for the six months ended June 30, 2005 and 2006.

Non-Monetary Transactions — The Company may exchange capacity on its broadband network for capacity from other carriers through the exchange of IRUs. These transactions are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 153 (“SFAS No. 153”), Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 which was adopted on January 1, 2006. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Company did not have any material non-monetary transactions during the three and six months ended June 30, 2006.

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

Stock-Based Compensation — Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s share-based payment plans in accordance with the recognition and measurement provision of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Share-based employee compensation expense was not recognized in the Company’s condensed consolidated statement of operations prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three and six months ended June 30, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. As a result of adopting SFAS 123R, the charge to operations for the three and six months ended June 30, 2006 was $166 and $332, respectively. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the three and six months ended June 30, 2006 was $0.02 and $0.03, respectively, per share.

In March 2003, the Holding Company adopted the 2003 Stock Incentive Plan (the “2003 Plan”), which provides for the grant to the Company’s officers, key employees, consultants, advisors, directors or affiliates of (i) “incentive stock options” within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, (ii) stock options that are non-qualified for U.S. federal income tax purposes, (iii) restricted stock grants and (iv) stock appreciation rights (collectively the “Awards”). The total number of shares of common stock for which Awards may be granted pursuant to the 2003 Plan is 3,087,044, subject to certain adjustments reflecting changes in the Holding Company’s capitalization (provided that no more than 200,000 shares of common stock may be issued pursuant to Awards that are not stock options or stock appreciation rights). The 2003 Plan is administered by the Holding Company’s compensation committee. The compensation committee determines, among other things, which of the Company’s officers, employees, consultants, advisors, affiliates and directors will receive Awards under the Plan, the time when Awards will be granted, and the type of Awards to be granted. Awards granted under the 2003 Plan are on such terms, including the number of shares subject to each Award, the time or times when the Awards will become exercisable, and the price and duration of the Award, as determined by the compensation committee. The expiration date of the 2003 Plan is March 25, 2013 and no Awards may be granted after said date. The termination of the Plan will not affect any Award outstanding on the date of termination.

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

The following table illustrates the effect on net earnings and earnings per share for the three and six months ended June 30, 2005, if the Company had applied the fair market value recognition provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to options granted under the Company’s share-based payment plans. For purposes of this pro forma disclosure, the value of the stock options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss
As reported	$(6,967)	$(15,190)

Add: Stock-based compensation expense, as reported	—	—
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(174)	(349)

Pro forma	$(7,141)	$(15,539)

Net loss per common share:
Basic and Diluted:
As reported	$(0.69)	$(1.51)

Pro forma	$(0.71)	$(1.55)

The fair value of the options granted in 2003 was estimated using the minimum value method prescribed by SFAS No. 123, as the Company’s new common stock had not traded between the date of emergence and the date of the granting of the options. The assumptions used by the Company were as follows: no dividend yield; no volatility; risk-free interest rate of 3%; and an expected term of seven years.

A summary of stock option transactions during the six months period ended June 30, 2006 is as follow:

	Number of Option	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,113,580	$14.01
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at June 30, 2006	2,113,580	$14.01

Available for grant at June 30, 2006	856,010

The following table summarizes information concerning outstanding stock options at June 30, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.17	90,000	7	$6.17	90,000	$6.17	$205,200
$7.05	65,092	7	7.05	65,092	7.05	91,129
$12.00	262,156	9	12.00	262,156	12.00
$15.00	1,696,332	6	15.00	1,696,332	15.00

	2,113,580	6	$14.01	2,113,580	$14.01	$296,329

There were no options granted during the six months ended June 30, 2006 and 2005.

At June 30, 2006, there was no unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans, of which all relates to stock options, as all stock options outstanding have vested. As of December 31, 2005 there were 411,574 of nonvested stock options with a weighted average grant date fair value of $15. There were 411,574 stock options that vested during the six months ended June 30, 2006.

Fair Value of Financial Instruments — As of December 31, 2005 and June 30, 2006, the Company’s financial instruments include cash and cash equivalents, receivables, payables and short and long-term debt.

The fair value of cash and cash equivalents, receivables, payables and short-term debt is equal to their carrying value due to their short term nature. The Company’s Series A Notes, the Series B Notes and Senior Secured Notes were valued using available interest rates for the Company.

At December 31, 2005 and June 30, 2006, the fair value of the Company’s other financial instruments was as follows:

2005	Book Value	% of Face	Fair Value
Series A 6% Senior Guaranteed Notes due 2011	$67,308	76.3%	$51,383
Series B 6% Senior Guaranteed Notes due 2011	25,595	76.3	19,539
Senior Secured Notes 10% maturing due 2009	5,918	96.6	5,717
Senior Secured Notes 12% maturing due 2009	107,300	100.0	107,300

2006	Book Value	% of Face	Fair Value
Series A 6% Senior Guaranteed Notes due 2011	$67,308	80.2%	$53,954
Series B 6% Senior Guaranteed Notes due 2011	25,595	80.2	20,517
Senior Secured Notes 10% maturing due 2009	5,071	99.8	5,060
Senior Secured Notes 12% maturing due 2009	104,800	100.0	104,800

Net Loss Per Common Share — Basic loss per share is computed based on the average number of common shares outstanding and diluted loss per share is computed based on the average number of common and potential common shares outstanding using the treasury stock method. The calculation of diluted loss per share was the same as the calculation of basic loss per share for the three and six months ended June 30, 2005 and 2006, since the inclusion of potential common stock in the computation would be antidilutive.

Antidilutive securities not included in diluted earnings per common share computation are as follows:

	June 30,
	2005	2006
Stock Options	2,068	2,114

Exercise Price	$ 6.17 to $ 15.00	$ 6.17 to $ 15.00

Warrants	3,257	3,257

Exercise Price	$15.00	$15.00

Series A and B Notes	6,071	6,071

Conversion Price	$ 13.56 to $ 20.78	$ 13.56 to $ 20.78

Shares of restricted stock	50	—

New Accounting Pronouncement—In June 2006, the Financial Accounting Standards Board issued Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, the Company will be required to adopt FIN 48 in the first quarter of 2007. The Company’s management is currently evaluating FIN 48 and has not yet determined the impact, if any, the adoption of FIN 48 will have on the Company’s consolidated financial position or results of operations.

4. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, by operating subsidiaries, at December 31, 2005 and June 30, 2006, are summarized as follows:

	December 31, 2005	June 30, 2006
IMPSAT Argentina	$17,577	$18,111
IMPSAT Brazil	8,539	10,433
IMPSAT Colombia	4,342	4,483
IMPSAT Venezuela	7,366	8,548
All other countries	8,242	9,616

Total	46,066	51,191
Less: allowance for doubtful accounts	(10,254)	(9,801)

Trade accounts receivable, net	$35,812	$41,390

The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables is susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customer financial history is analyzed.

The activity for the allowance for doubtful accounts for the year ended December 31, 2005 and the six months ended June 30, 2006 are as follows:

	Year ended December 31, 2005	Six months ended June 30, 2006
Beginning balance	$12,013	$10,254
Provision for (reversal of) allowance for doubtful accounts	(1,062)	295
Net Write-offs	(253)	(456)
Effect of exchange rate change	(444)	(292)

Ending balance	$10,254	$9,801

5. OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2005 and June 30, 2006:

	December 31, 2005	June 30, 2006
IMPSAT Argentina	$419	$655
IMPSAT Brazil	2,304	2,257
IMPSAT Colombia	3,103	1,891
IMPSAT Venezuela	3,076	2,524
All other countries	1,882	3,514

Total	$10,784	$10,841

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2005 and June 30, 2006 consist of:

	December 31, 2005	June 30, 2006
Land	$10,109	$10,109
Building and improvements	38,100	39,070
Operating communications equipment	229,032	248,011
Network infrastructure (including rights of way)	121,378	127,676
IRU investments	22,118	23,293
Furniture, fixtures and other equipment	17,617	18,685

Total	438,354	466,844
Less: accumulated depreciation	(130,795)	(161,220)

Total	307,559	305,624
Equipment in transit	1,507	1,261
Construction in process	826	927

Property, plant and equipment, net	$309,892	$307,812

The activity in accumulated depreciation for the year ended December 31, 2005 and the six months ended June 30, 2006 are as follows:

	Year ended December 31, 2005	Six months ended June 30, 2006
Beginning balance	$75,102	$130,795
Depreciation expense	55,324	27,528
Exchange rate effects	2,971	3,024
Disposals and retirements	(2,602)	(127)

Ending balance	$130,795	$161,220

7. DEBT

Short-Term Debt- IMPSAT Brazil maintains short-term credit facilities denominated in local currency with local banks. The facilities bear interest at 1.75% to 1.97% per month. As of December 31, 2005 and June 30, 2006, the outstanding balance amounted to $2.2 million and $3.1 million, respectively. The credit facilities mature during July 2007.

Long-Term Debt- The Company’s long-term debt at December 31, 2005 and June 30, 2006 is detailed as follows:

	December 31, 2005	June 30, 2006
Series A 6% Senior Guaranteed Notes due 2011	$67,308	$67,308
Series B 6% Senior Guaranteed Notes due 2011	25,595	25,595
Senior Secured Notes 12%, maturing 2009	107,300	104,800
Senior Secured Notes 10%, maturing 2009	5,918	5,071
Senior Notes issued by IMPSAT Colombia due 2008 and 2010 (interest rate 11.79%), collateralized by the assignment of customer contracts	19,700	17,090
Term notes maturing through 2007; collateralized by buildings and equipment and the assignment of customer contracts; denominated in:
U.S. dollars (interest rates 4.40% to 11.11%)	2,161	1,877
Local currency (interest rates 10.41% to 10.87%)	8,035	2,228
Eximbank notes (interest rate 6.73%), maturing semiannually through 2007	1,853	5,959
Vendor financing (interest rates 7.65% to 8.9%)	8,065	7,943

Total long-term debt	245,935	237,871
Less: current portion including defaulted indebtedness	(17,604)	(25,035)

Long-term debt, net	$228,331	$212,836

The Series A Notes, Series B Notes and Senior Secured Notes and some of the other term notes contain certain covenants requiring the Holding Company and/or certain of its subsidiaries to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends. As of June 30, 2006, the Company was in compliance with all of its debt covenants.

IMPSAT Argentina remains in default under indebtedness owed to a creditor who voted against the Plan. Under the Plan, the claims of this creditor were a contingent obligation arising under a guarantee by the Holding Company of certain primary indebtedness of IMPSAT Argentina. Notwithstanding the Holding Company’s emergence from bankruptcy and the extinguishment of Holding Company’s guarantee as a result, an event of default has occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. As a result of this default, which relates to vendor financing totaling approximately $7.6 million in outstanding principal amount as of December 31, 2005 and June 30, 2006, such indebtedness and accrued interest thereon is due and payable. IMPSAT Argentina had been in discussions with the entity holding the indebtedness with a view to rescheduling or otherwise restructuring the defaulted debt obligation. The Company understands, however, that this holder recently transferred the defaulted debt obligation to an entity holding the indebtedness with a view to rescheduling or otherwise restructuring the defaulted debt obligation. The Company is not in discussions with the new holder. If, IMPSAT Argentina is unable to reschedule or restructure this indebtedness, IMPSAT Argentina could be forced to seek protection or liquidate under the bankruptcy laws of Argentina. There is no assurance that IMPSAT Argentina will reach a definitive agreement with this holder to reschedule or restructure such obligations.

The Series A and Series B Notes are convertible into approximately 4,963,748 and 1,107,147 shares of the Company’s common stock at a conversion price of $13.56 and $20.78, respectively, as of June 30, 2006.

8. INCOME TAXES

The composition of the provision for income taxes, all of which is for foreign taxes, for the three and six months ended June 30, 2005 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Current	$(1,775)	$(454)	$(2,099)	$(946)
Deferred	(437)	(184)	(835)	(730)

Total	$(2,212)	$(638)	$(2,934)	$(1,676)

The foreign statutory tax rates range from 15% to 35% depending on the particular country. Deferred taxes result from temporary differences in revenue recognition, depreciation methods and net operating loss carryforwards.

The Company recorded a valuation allowance to offset its deferred income tax asset as of June 30, 2006 because management cannot conclude that utilization of the tax benefits resulting from operating losses and the other temporary differences are “more likely than not” to be realized, as required by SFAS 109.

The Company has reserved for tax, labor and civil contingencies totaling approximately $7.3 million and $11.4 million as of December 31, 2005 and June 30, 2006, respectively, attributable primarily to its foreign subsidiaries’ tax return filings. These contingencies are for tax liabilities and related interest, as well as certain tax positions taken on foreign tax returns for which the statutes remain open.

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

9. OPERATING SEGMENT INFORMATION

The Company’s operating segment information, by subsidiary, is as follows for the three and six months ended June 30, 2005 and 2006.

Three months ended June 30, 2005	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$8,647	$7,474	$11,577	$6,901	$11,755	$(4,279)	$42,075
Internet	1,898	1,328	1,407	629	3,528	(1,394)	7,396
Value added services	3,528	2,159	955	548	956	(2,489)	5,657
Telephony	4,614	327	59		3,637	(2,424)	6,213
Sales of equipment	18		26	14	59		117

Total net revenues	$18,705	$11,288	$14,024	$8,092	$19,935	$(10,586)	$61,458

Operating income (loss)	$415	$(1,960)	$(209)	$1,366	$(2,276)		$(2,664)

Total assets	$122,682	$124,998	$72,591	$57,459	$55,708		$433,438

Three months ended June 30, 2006	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$8,235	$9,939	$12,444	$6,626	$12,994	$(4,455)	$45,783
Internet	2,245	1,947	1,719	776	3,487	(1,583)	8,591
Value added services	3,556	3,943	1,916	671	1,324	(3,232)	8,178
Telephony	4,539	658	17		3,123	(1,512)	6,825
Sales of equipment	15		32	14			61

Total net revenues	$18,590	$16,487	$16,128	$8,087	$20,928	$(10,782)	$69,438

Operating income (loss)	$563	$636	$1,403	$2,160	$(2,184)		2,578

Total assets	$122,604	$135,243	$66,193	$63,551	$16,794		$404,385

Six months ended June 30, 2005	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$16,831	$14,180	$23,611	$13,848	$24,032	$(8,637)	$83,865
Internet	3,778	2,459	2,797	1,274	6,851	(2,832)	14,327
Value added services	7,162	3,990	1,676	1,090	1,851	(4,972)	10,797
Telephony	8,971	727	126		7,007	(4,691)	12,140
Sales of equipment	28		39	75	59		201

Total net revenues	$36,770	$21,356	$28,249	$16,287	$39,800	$(21,132)	$121,330

Operating income (loss)	$698	$(3,280)	$136	$3,666	$(5,275)		$(4,055)

Total assets	$122,682	$124,998	$72,591	$57,459	$55,708		$433,438

Six months ended June 30, 2006	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$16,695	$18,852	$25,242	$13,143	$25,595	$(9,070)	$90,457
Internet	4,452	3,656	3,434	1,531	7,291	(3,157)	17,207
Value added services	7,167	7,752	3,623	1,349	2,543	(6,227)	16,207
Telephony	8,852	1,264	34		6,161	(3,119)	13,192
Sales of equipment	69	638	209	18			934

Total net revenues	$37,235	$32,162	$32,542	$16,041	$41,590	$(21,573)	$137,997

Operating income (loss)	$1,269	$1,066	$2,818	$4,526	$(5,418)		$4,261

Total assets	$122,604	$135,243	$66,193	$63,551	$16,794		$404,385

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

In connection with the restricted stock grant above, the Holding Company recorded approximately $1.3 million in stockholders’ equity as deferred compensation. The deferred compensation is being amortized to expense over the vesting period. Amortization for the six months ended June 2005 and 2006 was $440.

Warrants – During 2003, the Holding Company issued 3,257,178 eight-year warrants to acquire the Holding Company’s stock at $15.00 per share. As of June 30, 2006, all the warrants remain outstanding.

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

The MIP provides that participants may receive a cash incentive payment (the “CIP”), the amount of which will be determined on the earlier of December 31, 2008, or the closing date of a change in control transaction of the Holding Company, and which will be paid within 30 days of December 31, 2008, or, if earlier, on the closing date of a change in control transaction of the Holding Company.

If the amount of the CIP is determined on December 31, 2008, the compensation committee will have the sole and absolute discretion to determine the amount, if any, of any payment made under the MIP, but the total value of all CIP under the MIP may not exceed the product of $1,650,000 and the amount by which the per-share price of the Holding Company’s common stock exceeds $7.00, based on the average closing prices during the thirty-day period ending on such date.

If the amount of the CIP is determined on the closing date of a change in control transaction, each participant will receive an CIP equal to the participant’s allocated percentage of a bonus pool, the value of which will be equal to $1,650,000 multiplied by the amount by which the per-share price of the Holding Company’s common stock exceeds $7.00, based on the price per share paid for the Holding Company’s common stock in the transaction. A “change in control” for purposes of the plan generally consists of either an acquisition of more than 30% of the Holding Company’s voting securities (other than by a holder of 5% or more of the Holding Company’s fully-diluted common stock on the effective date of the MIP), which represents a greater percentage than is held in the aggregate by the Holding Company’s existing stockholders, or the current Board members (and their approved successors) ceasing to constitute a majority of the Board or, if applicable, the board of directors of a successor to the Company.

If a participant terminates his or her employment or is terminated by the Company for cause prior to the date the CIP vests, the participant will not be entitled to an incentive payment. If a participant’s employment with the Company is terminated prior to the date the CIP vests by reason of death, disability, or a termination without cause by the Company, the incentive payment will be made to the participant or his or her estate on the applicable payment date.

The MIP will expire on the earlier of the date of payment of the CIP or January 31, 2009, at which time all benefits under the MIP will have been paid.

As of December 31, 2005 and June 30, 2006, no amounts have been accrued under the MIP.

12. COMMITMENTS AND CONTINGENCIES

Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $8.7 million through 2009 under non-cancelable agreements. In addition, the Company has committed to long-term contracts for the purchase of satellite and terrestrial links from third parties for approximately $14.4 million and $13.0 million through 2015 and 2009, respectively. The Company has commitments to purchase communications and data center equipment amounting to approximately $7.6 million at June 30, 2006.

The Holding Company is a guarantor of the Senior Secured Notes issued by its subsidiaries and other financing agreements entered by certain of its subsidiaries. At June 30, 2006, the aggregate balance outstanding that has been guaranteed by the Holding Company was approximately $109.9 million (see Note 7).

The Company maintains commercial insurance policies which serve to guarantee certain of the Company’s performance obligations for services under some public and private contract bids which total approximately $50.1 million as of June 30, 2006.

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

13. GUARANTOR FINANCIAL INFORMATION

The financial information of IMPSAT Argentina, a guarantor subsidiary of the Holding Company’s Series A 6% Senior Guaranteed Notes due 2011 and Series B 6% Senior Guaranteed Notes due 2011, as of December 31, 2005 and June 30, 2006 and for the three and six months ended June 30, 2005 and 2006 is shown in a separate column in the accompanying consolidating financial information, as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,026	$3,300	$19,744		$24,070
Trade accounts receivable, net		12,169	23,643		35,812
Other receivables	—	32,722	50,896	$(72,834)	10,784
Prepaid expenses	203	526	2,333	(238)	2,824

Total current assets	1,229	48,717	96,616	(73,072)	73,490

PROPERTY, PLANT AND EQUIPMENT, Net		68,242	241,650		309,892

NON-CURRENT ASSETS:
Investments	50,108			(50,108)
Other non-current assets	109,883	6,951	9,206	(109,879)	16,161

Total non-current assets	159,991	6,951	9,206	(159,987)	16,161

TOTAL	$161,220	$123,910	$347,472	$(233,059)	$399,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$22,913	$23,995	$64,088	$(64,916)	$46,080
Short-term debt			2,168		2,168
Current portion of long-term debt		9,308	8,296		17,604
Interest Payable	1,626	5,989	10,304	(7,466)	10,453
Accrued and other liabilities	33	9,739	34,045	(8,950)	34,867

Total current liabilities	24,572	49,031	118,901	(81,332)	111,172
LONG-TERM DEBT, Net	92,903	42,876	92,552		228,331
OTHER LONG-TERM LIABILITIES		18,589	99,321	(101,615)	16,295

Total liabilities	117,475	110,496	310,774	(182,947)	355,798
STOCKHOLDERS’ EQUITY	43,745	13,414	36,698	(50,112)	43,745

TOTAL	$161,220	$123,910	$347,472	$(233,059)	$399,543

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2006

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,509	$1,502	$17,042		$23,053
Trade accounts receivable, net		12,938	28,452		41,390
Other receivables	8,376	34,843	57,505	$(89,883)	10,841
Prepaid expenses		403	2,657	(333)	2,727

Total current assets	12,885	49,686	105,656	(90,216)	78,011

PROPERTY, PLANT AND EQUIPMENT, Net	(116)	64,931	242,997		307,812

NON-CURRENT ASSETS:
Investments	54,076		1,220	(55,296)
Other non-current assets	109,635	7,987	17,575	(116,635)	18,562

Total non-current assets	163,711	7,987	18,795	(171,931)	18,562

TOTAL	$176,480	$122,604	$367,448	$(262,147)	$404,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$22,504	$21,443	$71,630	$(66,777)	$48,800
Short-term debt			3,083		3,083
Current portion of long-term debt		9,308	15,727		25,035
Current portion of deferred revenue			554		554
Interest Payable	1,790	4,244	8,888	(6,796)	8,126
Accrued and other liabilities	12,439	14,023	30,429	(15,441)	41,450

Total current liabilities	36,733	49,018	130,311	(89,014)	127,048
LONG-TERM DEBT, Net	92,903	42,000	77,933		212,836
DEFERRED REVENUES, Net			7,351		7,351
OTHER LONG-TERM LIABILITIES	7,000	21,894	106,245	(117,833)	17,306

Total liabilities	136,636	112,912	321,840	(206,847)	364,541
STOCKHOLDERS’ EQUITY	39,844	9,692	45,608	(55,300)	39,844

TOTAL	$176,480	$122,604	$367,448	$(262,147)	$404,385

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
NET REVENUES:
Broadband and satellite		$8,647	$37,707	$(4,279)	$42,075
Internet		1,898	6,892	(1,394)	7,396
Value added services		3,528	4,618	(2,489)	5,657
Telephony		4,614	4,023	(2,424)	6,213
Sales of equipment		18	99		117

Total net revenues		18,705	53,339	(10,586)	61,458

COSTS AND EXPENSES:
Direct costs:
Contracted services		2,141	5,996	(2,066)	6,071
Other direct costs		1,866	4,617		6,483
Leased capacity		6,315	18,757	(6,112)	18,960
Cost of equipment sold		15	82	(6)	91

Total direct costs		10,337	29,452	(8,184)	31,605
Salaries and wages		3,143	9,133		12,276
Selling, general and administrative	$2,877	1,672	3,728	(2,402)	5,875
Depreciation and amortization		3,138	11,228		14,366

Total costs and expenses	2,877	18,290	53,541	(10,586)	64,122

Operating (loss) income	(2,877)	415	(202)		(2,664)

OTHER INCOME (EXPENSES):
Interest income	1,389	14	175	(1,279)	299
Interest expense	(1,412)	(2,469)	(6,636)	1,279	(9,238)
Net gain on foreign exchange	7	46	11,857		11,910
Equity in income of affiliates	(539)		3,131	(2,592)
Other (expense) income net	(3,535)	(196)	(1,331)		(5,062)

Total other (expenses) income	(4,090)	(2,605)	7,196	(2,592)	(2,091)

(LOSS) INCOME BEFORE INCOME TAXES	(6,967)	(2,190)	6,994	(2,592)	(4,755)
PROVISION FOR FOREIGN INCOME TAXES			(2,212)		(2,212)

NET (LOSS) INCOME	$(6,967)	$(2,190)	$4,782	$(2,592)	$(6,967)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
NET REVENUES:
Broadband and satellite		$8,235	$42,003	$(4,455)	$45,783
Internet		2,245	7,929	(1,583)	8,591
Value added services		3,556	7,854	(3,232)	8,178
Telephony		4,539	3,798	(1,512)	6,825
Sales of equipment		15	46		61

Total net revenues		18,590	61,630	(10,782)	69,438

COSTS AND EXPENSES:
Direct costs:
Contracted services		2,217	6,212	(2,537)	5,892
Other direct costs		2,276	6,465	(370)	8,371
Leased capacity		5,758	18,559	(5,347)	18,970
Cost of equipment sold		48	32		80

Total direct costs		10,299	31,268	(8,254)	33,313
Salaries and wages	$166	3,220	10,220		13,606
Selling, general and administrative	3,056	1,768	3,983	(2,528)	6,279
Depreciation and amortization		2,740	10,922		13,662

Total costs and expenses	3,222	18,027	56,393	(10,782)	66,860

Operating (loss) income	(3,222)	563	5,237		2,578

OTHER INCOME (EXPENSES):
Interest income	1,263	52	480	(1,562)	233
Interest expense	(1,755)	(2,468)	(4,543)	1,562	(7,204)
Net (loss) gain on foreign exchange		(15)	3,009		2,994
Equity in income of affiliates	1,378		(762)	(616)
Other (expense) income net	(1,149)	19	(317)	(1)	(1,448)

Total other (expenses) income	(263)	(2,412)	(2,133)	(617)	(5,425)

(LOSS) INCOME BEFORE INCOME TAXES	(3,485)	(1,849)	3,104	(617)	(2,847)
PROVISION FOR FOREIGN INCOME TAXES			(638)		(638)

NET (LOSS) INCOME	$(3,485)	$(1,849)	$2,466	$(617)	$(3,485)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
NET REVENUES:
Broadband and satellite		$16,831	$75,671	$(8,637)	$83,865
Internet		3,778	13,381	(2,832)	14,327
Value added services		7,162	8,607	(4,972)	10,797
Telephony		8,971	7,860	(4,691)	12,140
Sales of equipment		28	173		201

Total net revenues		36,770	105,692	(21,132)	121,330

COSTS AND EXPENSES:
Direct costs:
Contracted services		4,423	10,869	(4,006)	11,286
Other direct costs		4,251	9,692		13,943
Leased capacity		12,184	37,318	(12,318)	37,184
Cost of equipment sold		23	181	(6)	198

Total direct costs		20,881	58,060	(16,330)	62,611
Salaries and wages	$440	6,310	18,496		25,246
Selling, general and administrative	5,750	3,264	6,925	(4,802)	11,137
Depreciation and amortization		5,617	20,774		26,391

Total costs and expenses	6,190	36,072	104,255	(21,132)	125,385

Operating (loss) income	(6,190)	698	1,437		(4,055)

OTHER INCOME (EXPENSES):
Interest income	2,947	32	340	(2,717)	602
Interest expense	(2,793)	(3,953)	(10,693)	2,717	(14,722)
Net gain on foreign exchange	12	(139)	11,397		11,270
Equity in income of affiliates	(5,389)		1,177	4,212
Other (expense) income net	(3,777)	(166)	(1,408)		(5,351)

Total other (expenses) income	(9,000)	(4,226)	813	4,212	(8,201)

(LOSS) INCOME BEFORE INCOME TAXES	(15,190)	(3,528)	2,250	4,212	(12,256)
PROVISION FOR FOREIGN INCOME TAXES			(2,934)		(2,934)

NET LOSS	$(15,190)	$(3,528)	$(684)	4,212	$(15,190)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
NET REVENUES:
Broadband and satellite		$16,695	$82,832	$(9,070)	$90,457
Internet		4,452	15,912	(3,157)	17,207
Value added services		7,167	15,267	(6,227)	16,207
Telephony		8,852	7,459	(3,119)	13,192
Sales of equipment		69	865		934

Total net revenues		37,235	122,335	(21,573)	137,997

COSTS AND EXPENSES:
Direct costs:
Contracted services		4,371	12,215	(5,036)	11,550
Other direct costs		4,610	13,140	(737)	17,013
Leased capacity		11,175	37,136	(10,737)	37,574
Cost of equipment sold		80	311		391

Total direct costs		20,236	62,802	(16,510)	66,528
Salaries and wages	$772	6,628	20,512		27,912
Selling, general and administrative	6,019	3,307	7,505	(5,063)	11,768
Depreciation and amortization		5,797	21,731		27,528

Total costs and expenses	6,791	35,968	112,550	(21,573)	133,736

Operating (loss) income	(6,791)	1,267	9,785		4,261

OTHER INCOME (EXPENSES):
Interest income	2,523	70	792	(2,918)	467
Interest expense	(3,376)	(4,992)	(10,570)	2,918	(16,020)
Net (loss) gain on foreign exchange		(84)	9,594		9,510
Equity in income of affiliates	3,480		1,477	(4,957)
Other (expense) income net	(1,607)	16	(721)	(1)	(2,313)

Total other (expenses) income	1,020	(4,990)	572	(4,958)	(8,356)

(LOSS) INCOME BEFORE INCOME TAXES	(5,771)	(3,723)	10,357	(4,958)	(4,095)
PROVISION FOR FOREIGN INCOME TAXES			(1,676)		(1,676)

NET (LOSS) INCOME	$(5,771)	$(3,723)	$8,681	$(4,958)	$(5,771)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed consolidated
Cash flows provided by (used in) operating activities	$(15,810)	$6,124	$13,864	$8,563	$12,741
Cash flows provided by (used in) investing activities		(4,166)	(3,613)	(8,563)	(16,342)
Cash flows provided by (used in) financing activities	383	(4,782)	(15,668)		(20,067)
Effect of exchange rate change on cash and cash equivalents	519		1,280		1,799

Net increase (decrease) in cash and cash equivalents	(14,908)	(2,824)	(4,137)		(21,869)
Cash and cash equivalents at beginning of the period	39,775	3,835	20,045		63,655

Cash and cash equivalents at end of the period	$24,867	$1,011	$15,908	$—	$41,786

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(6,795)	$(1,783)	$45,049	$(16,642)	$19,829
Cash flows provided by (used in) investing activities	116	(2,505)	(14,223)		(16,612)
Cash flows provided by (used in) financing activities	9,064	2,490	(31,940)	16,642	(3,744)
Effect of exchange rate change on cash and cash equivalents	1,098		(1,588)		(490)

Net increase (decrease) in cash and cash equivalents	3,483	(1,798)	(2,702)		(1,017)
Cash and cash equivalents at beginning of the period	1,026	3,300	19,744		24,070

Cash and cash equivalents at end of the period	$4,509	$1,502	$17,042	$—	$23,053