Form 10-Q
period 2006-09-30
IMPSAT FIBER NETWORKS INC
filed 2006-11-14
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2006, the registrant had outstanding 10,120,685 shares of common stock, $0.01 par value.

IMPSAT FIBER NETWORKS, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2006

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

On October 25, 2006, we entered into a definitive agreement with Global Crossing Limited (“GCL”) and GC Crystal Acquisition Inc. (“MergerCo.”), a wholly owned subsidiary of GCL (the “Agreement”) to be acquired in a merger transaction. Under the terms of the Agreement, our stockholders will receive $9.32 in cash, without interest, for each share of our common stock they hold (the “Transaction”). The merger is subject to approval by our stockholders as well as other conditions. We expect to close the Transaction in the first quarter of 2007. Upon closing of the Transaction, shares of our common stock will no longer be traded on the NASDAQ OTC Bulletin Board. See “Recent Developments” and “Forward Looking Statements” for additional information. A more detailed description of the merger agreement is available in the Current Report on Form 8-K that we filed with the SEC on October 30, 2006.

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

Currency and Related Risks

Except in Argentina and Brazil, the majority of our contracts with customers provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during the first nine months of 2006. Nevertheless, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, we are exposed to exchange rate risk, even in countries other than Argentina and Brazil.

Under applicable law, our contracts with customers in Brazil cannot, and, under certain circumstances, our contracts with customers in Argentina may not, be linked to the exchange rate between the local currency and the U.S. dollar. Accordingly, operations in Argentina and Brazil increase our exposure to exchange rate risks. Any devaluation of the Argentine peso or the Brazilian real against the U.S. dollar will generally affect our condensed consolidated financial statements by generating foreign exchange gains or losses on dollar-denominated monetary liabilities and assets and will generally result in a decrease, in U.S. dollar terms, in our revenues, costs and expenses. Because the majority of our debt service payments and a significant portion of our costs (including capital equipment purchases and payments for certain leased telecommunications capacity) remain denominated and payable in U.S. dollars, our financial condition and results of operations are dependent upon our subsidiaries’ (including IMPSAT Argentina and IMPSAT Brazil) ability to generate sufficient local currency (in U.S. dollar terms) to pay their costs and expenses and to satisfy our debt service requirements.

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

The following table shows U.S. dollar exchange rates for the currencies of Argentina, Colombia and Brazil, our three largest countries of operation measured by revenues, at the dates indicated:

Currency	September 30, 2004	September 30, 2005	September 30, 2006
	(exchange rate per U.S.$1.00)
Argentina peso	3.00	2.91	3.10
Colombia peso	2,595.17	2,289.61	2,394.31
Brazil real	2.87	2.22	2.17

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

Argentina

In early January 2002, the Argentine government abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. Since then, the peso has traded as high as 1.65 pesos to the U.S. dollar in early January 2002 and as low as 3.87 pesos to the U.S. dollar on June 26, 2002. At September 30, 2005 the exchange rate was 2.91 pesos to the U.S. Dollar, depreciating to 3.10 pesos to the U.S. Dollar on September 30, 2006. Currently, IMPSAT Argentina’s customer contracts and operating cash inflows are predominantly denominated in pesos.

Brazil

At September 30, 2005, the real traded at a rate of R$2.22 = $1.00, and it appreciated to R$2.17 = $1.00 at September 30, 2006. A significant depreciation of the real against the U.S. dollar would adversely affect our future results.

Colombia

In March of 2003, the Colombian peso exchange rate peaked at Ps. 2,958 = $1.00, following over ten years of constant devaluation. From April 2003 to March 2006, the Colombian peso appreciated against the U.S. dollar, trading at Ps. 2,290 = $1.00 on March 31, 2006. However, the peso depreciated against the U.S. dollar during the third quarter of 2006, trading at Ps. 2,394.31= $1.00 on September 30, 2006.

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

We record our revenues net of deductions for sales taxes. These taxes are assessed by the governmental taxing authorities in a number of countries in which we operate based on a percentage of gross revenues and totaled approximately $10.0 million and $13.1 million for the nine months ended September 30, 2005 and 2006, respectively.

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

Changes in Policies

Our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often are a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in any of these critical accounting policies during 2006, other than described below, in “New Accounting Pronouncements”, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during 2006.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. We adopted SFAS No. 123(R) on January 1, 2006. The effect of adoption was $0.3 million, which is recorded as compensation within salaries and wages in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2006. In addition, we used the modified prospective method and will utilize the Black-Scholes option pricing model to determine the fair value of our future option grants.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS No. 157 to determine the impact for the Company.

Results of Operations

The following table summarizes our results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2006		2005		2006
	(in thousands and as a percentage of consolidated revenues)
Net revenues:
Net revenues from services:
Broadband and satellite	$44,172	67.5%	$45,463	64.0%	$128,037	68.6%	$135,920	65.0%
Internet	7,873	12.0	9,132	12.8	22,200	11.9	26,339	12.6
Value added services	6,351	9.7	9,337	13.1	17,147	9.2	25,545	12.2
Telephony	6,579	10.1	6,928	9.7	18,720	10.0	20,119	9.6

Total net revenues from services	64,975	99.3	70,860	99.7	186,104	99.7	207,923	99.4
Sales of equipment	433	0.7	218	0.3	634	0.3	1,151	0.6

Total net revenues	65,408	100.0	71,078	100.0	186,738	100.0	209,074	100.0

Direct costs:
Contracted services	6,601	10.1	6,685	9.4	17,887	9.6	18,235	8.7
Other direct costs	7,014	10.7	8,740	12.3	20,957	11.2	25,753	12.3
Leased capacity	18,763	28.7	19,204	27.0	55,948	30.0	56,778	27.2
Cost of equipment sold	375	0.6	185	0.3	572	0.3	576	0.3

Total direct costs	32,753	50.1	34,814	49.0	95,364	51.1	101,342	48.5
Salaries and wages	12,100	18.5	16,808	23.6	37,347	20.0	44,720	21.4
Selling, general and administrative expenses	5,766	8.8	6,301	8.9	16,903	9.1	18,068	8.6
Depreciation and amortization	13,963	21.3	16,172	22.8	40,355	21.6	43,700	20.9
Interest expense, net	(7,122)	(10.9)	(7,113)	(10.0)	(21,241)	(11.4)	(22,666)	(10.8)
Net gain (loss) on foreign exchange	4,362	6.7	(2,630)	(3.7)	15,632	8.4	6,880	3.3
Other expense, net	(1,386)	(2.1)	(4,511)	(6.3)	(6,737)	(3.6)	(6,825)	(3.3)
Provision for foreign income taxes	(1,843)	(2.8)	(196)	(0.3)	(4,777)	(2.6)	(1,871)	(0.9)

Net Loss	$(5,163)	(7.9)%	$(17,467)	(24.6)%	$(20,354)	(10.9)%	$(23,238)	(11.1)%

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Revenues. Our total net revenues for the three and nine months ended September 30, 2006 equaled $71.1 million and $209.1 million, respectively. This compares to total net revenues of $65.4 million and $186.7 million for the corresponding periods in 2005. Net revenues are composed of net revenues from services and sales of equipment.

Our net revenues from services for the three and nine months ended September 30, 2006 totaled $70.9 million and $207.9 million, an increase of $5.9 million (or 9.1%) and $21.8 million (or 11.7%) compared to the corresponding period in 2005. Our net revenues from services included net revenues from:

•	satellite and broadband data transmission services,

•	internet services, which is composed of our internet backbone access and managed modem services,

•	value-added services, including hosting, housing and co-location services, and

•	telephony services, including local, national and international long-distance services.

The following table shows our revenues from services by business lines for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2006	% change(1)	2005	2006	% change(1)
	(dollar amounts in thousands)
Broadband and satellite	$44,172	$45,463	2.9%	$128,037	$135,920	6.2%
Internet	7,873	9,132	16.0	22,200	26,339	18.6
Value added services(2)	6,351	9,337	47.0	17,147	25,545	49.0
Telephony	6,579	6,928	5.3	18,720	20,119	7.5

Total net revenues from services	$64,975	$70,860	9.1%	$186,104	$207,923	11.7%

(1)	Percentage increase in relevant period of 2006 compared to corresponding period of 2005.
(2)	Includes our data center services, systems integration and other information technology services.

The increase in our total net revenues from services in the third quarter of 2006, as compared to the corresponding period in 2005, was due to increases in revenues from broadband and satellite, internet, value added and telephony services, as further described below:

•	Revenues from broadband and satellite services increased as a consequence of higher delivery of IP solutions, mostly in Brazil and Venezuela.

•	We experienced higher internet revenues principally due to higher managed security services and the expansion of internet accesses to corporate customers, primarily in Brazil, Colombia and Venezuela.

•	Our revenues from value added services increased due to higher housing, hosting and managed services delivered in our Data Centers, mostly in Brazil, Colombia and Chile.

•	We experienced increased revenues from telephony services principally due to higher sales to corporate customers in Peru and Brazil.

All of our product lines revenues benefited from increased customer base and improved macroeconomic conditions throughout Latin America.

Our net revenues discussed above were also impacted positively in U.S. dollar terms by the appreciation of the Brazilian real against the U.S. dollar during the third quarter of 2006 as compared to the same quarter in the prior year. In U.S. dollar terms, our revenues in Brazil, which are denominated in local currencies, generally increase when the local currency appreciates against the U.S. dollar, and decrease when the local currency depreciates.

We had 4,701 customers as of September 30, 2006, compared to 4,336 customers at December 31, 2005 and 4,214 customers at September 30, 2005. In January 2006, IMPSAT Colombia modified the methodology for calculating its number of customers, to count related entities as one customer, consistent with the practice of the other IMPSAT subsidiaries. The numbers of customers set forth above reflect this change in methodology.

The following table shows, by operating subsidiary, our revenues from services and total revenues (in each case, including intercompany transactions) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2006	% change(1)	2005	2006	% change(1)
	(dollar amounts in thousands)
IMPSAT Argentina
Services	$19,532	$18,783	(3.8)%	$56,275	$55,949	(0.6)%
Sale of equipment	12	5	(58.3)	40	74	85.0

Total	$19,544	$18,788	(3.9)%	$56,315	$56,023	(0.5)%

IMPSAT Colombia
Services	$16,125	$16,630	3.1%	$44,335	$48,963	10.4%
Sale of equipment	53	157	196.2	92	366	297.8

Total	$16,178	$16,787	3.8%	$44,427	$49,329	11.0%

IMPSAT Brazil
Services	$12,379	$16,080	29.9%	$33,734	$47,604	41.1%
Sale of equipment	—	—		—	638	100

Total	$12,379	$16,080	29.9%	$33,734	$48,242	43.0%

IMPSAT Venezuela
Services	$6,898	$8,100	17.4%	$23,110	$24,124	4.4%
Sale of equipment	7	5	(28.6)	82	22	(73.2)

Total	$6,905	$8,105	17.4%	$23,192	$24,146	4.1%

IMPSAT Ecuador
Services	$5,033	$5,282	4.9%	$14,771	$15,640	5.9%
Sale of equipment	353	48	(86.4)	354	48	(86.4)

Total	$5,386	$5,330	(1.0)%	$15,125	$15,688	3.7%

IMPSAT Chile
Services	$2,202	$2,542	15.4%	$6,356	$7,238	13.9%

Total	$2,202	$2,542	15.4%	$6,356	$7,238	13.9%

IMPSAT Peru
Services	$3,857	$5,194	34.7%	$11,489	$14,238	23.9%

Total	$3,857	$5,194	34.7%	$11,489	$14,238	23.9%

IMPSAT USA
Services	$6,776	$6,578	-2.9%	$20,099	$19,555	(2.7)%
Sale of equipment	7	3	(100.0)	66	3	(95.5)

Total	$6,783	$6,581	(3.0)%	$20,165	$19,558	(3.0)%

International Satellite Capacity Holding, Ltd.(2)
Services	$2,461	$2,281	(7.3)%	$7,356	$6,795	(7.6)%

Total	$2,461	$2,281	(7.3)%	$7,356	$6,795	(7.6)%

(1)	Percentage increase (decrease) in relevant period in 2006 compared to corresponding period in 2005.
(2)	This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries.

Our net revenues from services at IMPSAT Argentina for the three and nine months ended September 30, 2006 totaled $18.8 million and $56.0 million, respectively, a decrease of $0.7 million (or 3.8%) and $0.3 million (or 0.6%) compared to the corresponding periods in 2005. The decrease is due primarily to the local currency devaluation and decreased installation charges. After a four-year period of economic difficulties and contraction that included the default by the Argentine government of its external public debt and the devaluation of the peso, the Argentine economy has grown during 2005 and the nine months ended September 30, 2006. Nonetheless, Argentina continues to experience a lack of access to international capital markets. A renewed decline in political and economic conditions in Argentina, our largest country of operation, could materially affect our financial condition and results of operations.

IMPSAT Colombia recorded revenues from services of $16.6 million and $49.0 million during the three and nine months ended September 30, 2006, compared to $16.1 million and $44.3 million for the same periods in 2005. The increase in 2006 is due to the expansion of IP and data center services to existing customers and increased customer base.

IMPSAT Brazil’s revenues from services for the three and nine months ended September 30, 2006 totaled $16.1 million and $47.6 million, an increase of $3.7 million (or 29.9%) and $13.9 million (or 41.1%) compared to the corresponding periods in 2005. This increase is mainly attributable to increased delivery of hosting, telephony and internet services. In addition, IMPSAT Brazil’s results were positively affected by the appreciation of the real against the U.S. dollar. In local currency terms, IMPSAT Brazil’s net revenues for the three and nine months ended September 30, 2006 increased by 19.71% and 23.40%, respectively, compared to the corresponding periods in 2005. However, any future devaluations of the real or contraction of the Brazilian economy would have an adverse effect on IMPSAT Brazil’s and our company’s overall financial condition and results of operations.

Revenues from services at IMPSAT Venezuela equaled $8.1 million and $24.1 million for the three and nine months ended September 30, 2006, compared to $6.9 million and $23.1 million for the same periods in 2005. The increase is due primarily to increased delivery of internet and data center services. IMPSAT USA recorded total net revenues from services of $6.6 million and $19.6 million for the three and nine months ended September 30, 2006, compared to $6.8 million and $20.1 million for the corresponding periods in 2005. This decrease was primarily due to lower intercompany transactions. IMPSAT Ecuador recorded total net revenues from services of $5.3 million and $15.6 million for the three and nine months ended September 30, 2006, compared to $5.0 million and $14.8 million for the corresponding periods in 2005. The increase is primarily due to the expansion of the customer base and increased delivery of services to existing customers in all product lines. IMPSAT Peru recorded total net revenues from services of $5.2 million and $14.2 million for the three and nine months ended September 30, 2006, compared to $3.9 million and $11.5 million for the corresponding periods in 2005. The increase was due primarily to increased delivery of telephony, broadband and satellite services. IMPSAT Chile recorded total net revenues from services of $2.5 million and $7.2 million for the three and nine months ended September 30, 2006, compared to $2.2 million and $6.4 million for the corresponding periods in 2005. The increase was primarily due to increased sales of value added services.

Direct Costs. Our direct costs for the three and nine months ended September 30, 2006 totaled $34.8 million and $101.3 million, an increase of $2.1 million (or 6.3%) and $6.0 million (or 6.3%) compared to the same periods in 2005. Direct costs of our subsidiaries are described prior to the elimination of inter-company transactions. The increase in our direct costs is directly attributable to increased delivery of services and the effects of currency revaluation in Brazil.

The following table shows, by operating subsidiary, our direct costs for the periods indicated, and variations between each period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	Direct Costs				Direct Costs
IMPSAT Argentina	$10,483	$10,491	$8	0.1%	$31,363	$30,726	$(637)	(2.0)%
IMPSAT Colombia	9,683	8,659	(1,024)	(10.6)	25,042	25,830	788	3.1
IMPSAT Brazil	6,314	7,840	1,526	24.2	17,042	22,756	5,714	33.5
IMPSAT Venezuela	1,989	3,018	1,029	51.7	9,414	8,577	(837)	(8.9)
IMPSAT Ecuador	2,625	2,488	(137)	(5.2)	6,747	8,130	1,383	20.5
IMPSAT Chile	866	1,387	521	60.2	3,407	3,968	561	16.5
IMPSAT Peru	2,880	3,471	591	20.5	8,963	9,671	708	7.9
IMPSAT USA	4,305	4,064	(241)	(5.6)	13,062	11,894	(1,168)	(8.9)
Other(1)	(6,392)	(6,604)	(212)	3.3	(19,676)	(20,210)	(534)	2.7

Total	$32,753	$34,814	$2,061	6.3%	$95,364	$101,342	$5,978	6.3%

(1)	This includes direct costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

(1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During the three and nine months ended September 30, 2006, our contracted services costs totaled $6.7 million and $18.2 million, an increase of $0.1 million (or 1.3%) and $0.3 million (or 1.9%) compared to the same periods in 2005. Of this amount, maintenance costs for our telecommunications network infrastructure, including the broadband network, totaled $3.7 million and $10.4 million for the three and nine months ended September 30, 2006, compared to $3.8 million and $10.6 million for the same periods in 2005. Installation costs totaled $3.0 million and $7.9 million for the three and nine months ended September 30, 2006, compared to $2.8 million and $7.3 million during the corresponding periods in 2005. Our installation costs were higher as a consequence of an increase in new customers and the revaluation of the real in Brazil during the nine months ended September 30, 2006, compared to the same period in 2005.

The following table shows, by operating subsidiary, our costs for contracted services for the periods indicated, and variations between each period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	Contracted Services				Contracted Services
IMPSAT Argentina	$1,997	$1,888	$(109)	(5.5)%	$5,758	$5,548	$(210)	-3.6%
IMPSAT Colombia	1,536	1,304	(232)	(15.1)	3,916	3,595	(321)	-8.2%
IMPSAT Brazil	1,225	1,674	449	36.7	3,231	4,068	837	25.9%
IMPSAT Venezuela	552	438	(114)	(20.7)	1,447	1,282	(165)	-11.4%
IMPSAT Ecuador	520	546	26	5.0	1,351	1,330	(21)	-1.6%
IMPSAT Chile	268	347	79	29.5	701	804	103	14.7%
IMPSAT Peru	203	204	1	0.5	570	731	161	28.2%
IMPSAT USA	122	86	(36)	(29.5)	360	313	(47)	-13.1%
Other(1)	178	198	20	11.2	553	564	11	2.0%

Total	$6,601	$6,685	$84	1.3%	$17,887	$18,235	$348	1.9%

(1)	This includes contracted services costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

(2) Other Direct Costs. Other direct costs principally include licenses and other fees, sales commissions paid to internal sales personnel and third-party sales representatives, and our provision for doubtful accounts and expenses related to the maintenance and operations of the telecommunications nodes utilized to support telecommunication services provided to our customers. We recorded other direct costs of $8.7 million and $25.8 million during the three and nine months ended September 30, 2006, an increase of $1.7 million (or 24.6%) and $4.8 million (or 22.9%) compared to the same periods in 2005.

Sales commissions paid to our internal sales personnel and third-party sales representatives for the three and nine months ended September 30, 2006 totaled $1.7 million and $5.5 million, compared to $2.1 million and $5.5 million for the corresponding periods in 2005. The increase during the three months ended September 30, 2006 is due to increased new sales.

We recorded a provision for doubtful accounts of $0.5 million and $0.8 million for the three and nine months ended September 30, 2006, compared to net reversals of provisions for doubtful accounts of $0.6 million and $0.4 million for the same periods in 2005. At September 30, 2006, our allowance for doubtful accounts covered approximately 101.7% of our gross trade accounts receivable past due more than six months compared to 101.7% at September 30, 2005. The average days in quarterly gross trade accounts receivable decreased to 52 days at September 30, 2006 from 54 days at September 30, 2005.

Our expenses related to the maintenance and operations of our telecommunications nodes totaled $2.8 million and $7.8 million for the three and nine months ended September 30, 2006, an increase of $0.7 million (or 34.4%) and $2.0 million (or 33.8%) from the same periods in 2005. The increase in such node-related expenses resulted primarily from required increases in node capacity proportionate to the increase in services provided, higher volumes and prices for energy required for our nodes relative to expansion of our data center and other services, and the appreciation of the Brazilian real.

The following table shows, by operating subsidiary, other direct costs for the periods indicated, and variations between each period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	Other Direct Costs				Other Direct Costs
IMPSAT Argentina	$2,331	$2,245	$(86)	(3.7)%	$6,581	$6,854	$273	4.1%
IMPSAT Colombia	1,716	1,925	209	12.2	4,565	5,601	1,036	22.7
IMPSAT Brazil	1,908	2,665	757	39.7	4,940	7,890	2,950	59.7
IMPSAT Venezuela	721	994	273	37.9	2,672	2,571	(101)	(3.8)
IMPSAT Ecuador	181	166	(15)	(8.3)	615	1,349	734	119.3
IMPSAT Chile	(248)	270	518	(208.9)	110	821	711	646.4
IMPSAT Peru	201	268	67	33.3	928	612	(316)	(34.1)
IMPSAT USA	216	226	10	4.6	579	809	230	39.7
Other(1)	(12)	(19)	(7)	58.3	(33)	(754)	(721)	2184.8

Total	$7,014	$8,740	$1,726	24.6%	$20,957	$25,753	$4,796	22.9%

(1)	This includes other direct costs related to inter-company transactions.

(3) Leased Capacity. Our leased capacity costs for the three and nine months ended September 30, 2006 totaled $19.2 million and $56.8 million, an increase of $0.4 million (or 2.4%) and $0.8 million (or 1.5%) from the corresponding periods in 2005.

Our leased satellite capacity costs for the three and nine months ended September 30, 2006 totaled $4.9 million and $15.0 million, a decrease of $0.7 million (or 12.7%) and $2.3 million (or 13.3%) compared to the corresponding periods in 2005. The overall reduction in our leased satellite capacity costs was principally due to reductions in satellite capacity and migration of our satellite-based services to terrestrial-based services on our proprietary network or leased terrestrial links. We had approximately 657 MHz of leased satellite capacity at September 30, 2006 and 705 MHz at September 30, 2005.

Our costs for dedicated leased capacity on third-party fiber optic networks totaled $9.9 million and $29.3 million for the three and nine months ended September 30, 2006, an increase of $0.7 million (or 7.1%) and $3.1 million (or 12.0%) as compared to the same periods in 2005. The increase in these costs is attributable in part to growth in services provided and the increase in our customer base, as well as to the appreciation of the Brazilian real. As we expand our services to existing clients and provide services to new clients, we are required to lease additional capacity to provide increased telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services. In addition, as a result of our having reached full capacity on international underseas cable IRUs that we purchased in prior years, we have been required to lease additional international fiber optic capacity in order to meet the international telecommunications needs of our clients. Our customers are increasingly expressing a desire for fiber optic telecommunications, which has resulted in an increase in leased fiber optic capacity costs and a decrease in leased satellite capacity costs described above.

The following table shows, by operating subsidiary, our leased capacity costs for the periods indicated, and variations between each period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	Leased Capacity				Leased Capacity
IMPSAT Argentina	$5,822	$6,015	$193	3.3%	$18,006	$17,190	$(816)	(4.5)%
IMPSAT Colombia	6,112	5,024	(1,088)	(17.8)	15,805	15,395	(410)	(2.6)
IMPSAT Brazil	2,959	3,262	303	10.2	8,256	9,923	1,667	20.2
IMPSAT Venezuela	525	1,384	859	163.6	4,681	4,112	(569)	(12.2)
IMPSAT Ecuador	1,510	1,643	133	8.8	4,194	5,108	914	21.8
IMPSAT Chile	727	642	(85)	(11.7)	2,303	1,971	(332)	(14.4)
IMPSAT Peru	2,429	2,958	529	21.8	7,314	8,207	893	12.2
IMPSAT USA	3,112	2,583	(529)	(17.0)	9,516	7,434	(2,082)	(21.9)
Other(1)	(4,433)	(4,307)	126	(2.8)	(14,127)	(12,562)	1,565	(11.1)

Total	$18,763	$19,204	$441	2.4%	$55,948	$56,778	$830	1.5%

(1)	This includes leased capacity costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

In connection with services we offer under our licenses to provide domestic and international long distance telephony connections, we incur costs for interconnection and telephony termination (“I&T”). We incur costs for frequency rights related to regulatory fees for the rights to use certain frequencies in the countries in which we operate. Our I&T and frequency rights costs totaled $4.4 million and $12.5 million during the three and nine months ended September 30, 2006 (which includes $3.9 million and $10.7 million of I&T costs) compared to $3.9 million and $12.5 million of I&T and frequency rights costs for the same periods in 2005 (which includes $3.3 million and $10.4 million of I&T costs), which represents an increase of $0.5 million (or 13.0%) and a decrease $0.01 million (or 0.1%). Interconnection costs increased in the three and nine months ended September 30, 2006, as compared to the same periods in 2005, due to increased delivery of telephony services.

The following table shows, by operating subsidiary, our I&T and frequency rights costs for the periods indicated, and variations between each period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	I&T and frequency rights				I&T and frequency rights
IMPSAT Argentina	$2,058	$2,780	$722	35.1%	$7,074	$7,163	$89	1.3%
IMPSAT Colombia	318	276	(42)	(13.2)	1,133	982	(151)	(13.3)
IMPSAT Brazil	260	139	(121)	(46.5)	806	708	(98)	(12.2)
IMPSAT Venezuela	2	1	(1)	(50.0)	6	2	(4)	(66.7)
IMPSAT Ecuador	87	107	20	23.0	254	310	56	22.0
IMPSAT Chile	236	120	(116)	(49.2)	821	465	(356)	(43.4)
IMPSAT Peru	1,827	2,305	478	26.2	5,409	6,316	907	16.8
IMPSAT USA	883	375	(508)	(57.5)	3,134	1,304	(1,830)	(58.4)
Other(1)	(1,786)	(1,714)	72	(4.0)	(6,093)	(4,714)	1,379	(22.6)

Total	$3,885	$4,389	$504	13.0%	$12,544	$12,536	$(8)	(0.1)%

(1)	This includes I&T and frequency rights costs all inter-company transactions.

(4) Cost of Equipment Sold. In the three and nine months ended September 30, 2006, we incurred costs of equipment sold of $0.2 million and $0.6 million, compared to $0.4 million and $0.6 million for the same periods in 2005. The decrease in the three months ended September 30, 2006 is related to lower sale of equipment.

Salaries and Wages. Salaries and wages for the three and nine months ended September 30, 2006 totaled $16.8 million and $44.7 million, an increase of $4.7 million (or 38.9%) and $7.4 million (or 19.7%) compared to the same periods in 2005. The increase is due to currency revaluation in Brazil, salary increases related to adjustments for inflation and higher variable compensation and $3.8 million recorded under the Company’s management incentive plan, partially offset by savings due to lower average headcount. Consolidated number of employees increased from 1,241 at September 30, 2005 to 1,253 at September 30, 2006. This increase was required to sustain revenue growth in Brazil.

IMPSAT Argentina had 449 employees as of September 30, 2006, compared to 453 employees as of September 30, 2005. IMPSAT Brazil increased its number of employees to 226 at September 30, 2006, compared to 198 at September 30, 2005. IMPSAT Colombia its number of employees to 251 at September 30, 2006, compared to 251 at September 30, 2005. IMPSAT Venezuela decreased its number of employees to 103 at September 30, 2006, compared to 109 at September 30, 2005. IMPSAT USA decreased its number of employees to 53 at September 30, 2006, compared to 64 at September 30, 2005. IMPSAT Peru increased its number of employees to 63 at September 30, 2006, compared to 60 at September 30, 2005. IMPSAT Ecuador increased its number of employees to 77 at September 30, 2006, compared to 72 at September 30, 2005. IMPSAT Chile decreased its number of employees to 31 at September 30, 2006, compared to 34 at September 30, 2005.

The following table shows, by operating subsidiary, our salaries and wages expenses for the periods indicated, and variations between each period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	Salaries & Wages				Salaries & Wages
IMPSAT Argentina	$3,135	$3,269	$134	4.3%	$9,445	$9,897	$452	4.8%
IMPSAT Colombia	2,093	2,071	(22)	(1.1)	6,512	6,406	(106)	(1.6)
IMPSAT Brazil	2,515	3,250	735	29.2	7,396	9,473	2,077	28.1
IMPSAT Venezuela	860	1,053	193	22.4	2,472	2,928	456	18.4
IMPSAT Ecuador	576	666	90	15.6	1,692	1,978	286	16.9
IMPSAT Chile	374	428	54	14.4	1,048	1,181	133	12.7
IMPSAT Peru	576	605	29	5.0	1,725	1,685	(40)	(2.3)
IMPSAT USA	1,280	1,153	(127)	(9.9)	4,114	3,747	(367)	(8.9)
Other(1)	691	4,313	3,622	524.2	2,943	7,425	4,482	152.3

Total	$12,100	$16,808	$4,708	38.9%	$37,347	$44,720	$7,373	19.7%

(1)	This includes salaries and wages of International Satellite Capacity Holding, Ltd.

Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs

•	professional fees and other remuneration

•	travel and entertainment

•	rent

•	plant services, insurance, and telephone expenses

We incurred SG&A expenses of $6.3 million and $18.1 million for the three and nine months ended September 30, 2006, representing an increase of $0.5 million (or 9.3%) and $1.2 million (or 6.9%) compared to the same periods in 2005. The increases experienced were primarily due to increases in advisory fees.

The following table shows, by operating subsidiary, our SG&A expenses for the periods indicated, and variations between each period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	Selling, General and Administrative Expenses				Selling, General and Administrative Expenses
IMPSAT Argentina	$1,595	$1,717	$122	7.6%	$4,860	$5,024	$164	3.4%
IMPSAT Colombia	825	733	(92)	(11.2)	2,273	1,987	(286)	(12.6)
IMPSAT Brazil	1,100	1,499	399	36.3	3,263	3,975	712	21.8
IMPSAT Venezuela	537	560	23	4.3	1,296	1,569	273	21.1
IMPSAT Ecuador	299	395	96	32.1	875	1,140	265	30.3
IMPSAT Chile	364	191	(173)	(47.5)	727	567	(160)	(22.0)
IMPSAT Peru	274	290	16	5.8	829	803	(26)	(3.1)
IMPSAT USA	526	588	62	11.8	1,571	1,703	132	8.4
Other(1)	246	328	82	33.3	1,209	1,300	91	7.5

Total	$5,766	$6,301	$535	9.3%	$16,903	$18,068	$1,165	6.9%

(1)	This includes SG&A expenses of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

Depreciation and Amortization. Our depreciation and amortization expenses for the three and nine months ended September 30, 2006 totaled $16.2 million and $43.7 million. This represents an increase of $2.2 million (or 15.8%) and $3.3 million (or 8.3%) for the nine months ended September 30, 2006, compared to our depreciation and amortization for the corresponding periods in 2005. The increase in depreciation and amortization expenses is principally due to an increase in our depreciable fixed asset base as a result of increased capital expenditures. During the nine months of 2006, we made purchases of property, plant and equipment totaling $25.8 million. Such additional equipment, which comprises principally customer equipment and other central telecommunications equipment, is depreciated over a shorter period of time than other components of our property, plant and equipment and results in higher depreciation charges in the current periods.

Interest Expense, Net. Our net interest expense for the three months ended September 30, 2006 totaled $7.1 million, consisting of interest expense of $7.4 million and interest income of $0.3 million. Our net interest expense for the nine months ended September 30, 2006 totaled $22.7 million, consisting of interest expense of $23.4 million and interest income of $0.7 million. Net interest expense for the three and nine months ended September 30, 2005 totaled $7.1 million and $21.2 million, respectively. Our net interest expense for the three and nine months ended September 30, 2006 decreased by $0.01 million (or 0.1%) and increased by $1.4 million (or 6.7%) compared to the net interest expense for the same periods of 2005. The decrease in the third quarter of 2006 is due to decreased debt, which was reduced from $247.7 million at September 30, 2005 to $240.9 million at September 30, 2006. The increase in our net interest expense for the nine months ended September 30, 2006 is due in part to the increase in the rate of interest on our Senior Secured Notes which increased from 6% (paid-in-kind interest on Senior Notes) per annum to 10% per annum, and the restructuring of $107.3 million of such indebtedness in July 2005 which increased interest rates from 10% per annum to 12% per annum, and to increased withholding taxes on subsidiary indebtedness repayments. Our indebtedness as of September 30, 2006 totaled $240.9 million, as compared to $248.1 million as of December 31, 2005. During the nine months ended September 30, 2006 we made principal payments of $12.6 million and obtained $6.5 million of new financing. In addition, foreign exchange effects reduced total indebtedness by $1.1 million.

Net Gains on Foreign Exchange. We recorded a net loss on foreign exchange for the three months ended September 30, 2006 of $2.6 million and a net gain on foreign exchange for the nine months ended September 30, 2006 of $6.9 million, compared to net gains on foreign exchange of $4.4 million and $15.6 million for the same periods in 2005. The net loss on foreign exchange reflects principally the effect of the devaluation during the three months ended September 30, 2006 of the Brazilian real on the book value of our monetary assets and liabilities in Brazil. The net gains on foreign exchange reflects principally the effect of the appreciation during the nine months ended September 30, 2006 of the Brazilian real on the book value of our monetary assets and liabilities in Brazil.

IMPSAT Argentina recorded so net gain on foreign exchange for the three months ended September 30, 2006 of $0.02 million and net loss on foreign exchange for the nine months ended September 30, 2006 of $0.07 million, compared to net losses of $0.07 million and $0.2 million for the same periods in 2005. IMPSAT Brazil recorded to net loss on foreign exchange for the three months ended September 30, 2006 of $0.5 million and net gain on foreign exchange for the nine months ended September 30, 2006 of $6.4 million, compared to net gains of $5.3 million and $16.9 million for the same periods in 2005.

Other Expenses, Net. We recorded other expenses, net, of $4.5 million and $6.8 million for the three and nine months ended September 30, 2006, compared to other expenses, net, of $1.4 million and $6.7 million for the same periods of 2005. The change in other expenses, net, was due primarily to professional advisory fees and other expenses related to the Merger Agreement entered into on October 25, 2006 incurred during the three and nine months ended September 30, 2006.

Provision for Foreign Income Taxes. For the three and nine months ended September 30, 2006, we recorded a provision for foreign income taxes of $0.2 million and $1.9 million, compared to a provision of $1.8 million and $4.8 million for the same periods in 2005. The decrease in the provision for foreign income taxes in the three and nine months ended September 30, 2006, compared to the same periods in 2005, was due primarily to a decrease in income taxes for IMPSAT Venezuela and IMPSAT Colombia.

Net Loss. For the three and nine months ended September 30, 2006, we recorded a net loss of $17.5 million and $23.2 million, compared to net loss of $5.2 million and $20.4 million for the same periods in 2005. The increase in the three months is due primarily to foreign exchange recorded in IMPSAT Brazil, other expenses and salaries and wages. The increase in the nine months is due primarily to the increases in net revenues and salaries and wages and a decrease in income taxes, partially offset by an increase in direct costs and a decrease in net gains from foreign exchange.

The following table shows, by operating subsidiary, our net income (loss) for the periods indicated, and variations between each period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2006	$ Change	% Change	2005	2006	$ Change	% Change
	Net Income (Loss)				Net Income (Loss)
IMPSAT Argentina	$(1,206)	$(2,294)	$(1,088)	90.2%	$(4,733)	$(6,016)	$(1,283)	27.1%
IMPSAT Colombia	(3,282)	(2,652)	630	(19.2)	(6,872)	(1,108)	5,764	(83.9)
IMPSAT Brazil	776	(3,008)	(3,784)	(487.6)	2,918	(468)	(3,386)	(116.0)
IMPSAT Venezuela	588	1,213	625	106.3	393	3,550	3,157	803.3
IMPSAT Ecuador	969	527	(442)	(45.6)	2,759	1,119	(1,640)	(59.4)
IMPSAT Chile	197	163	34	(17.3)	493	702	209	42.4
IMPSAT Peru	(633)	111	744	(117.5)	(2,004)	217	2,221	(110.8)
IMPSAT USA	29	325	296	1020.7	(903)	699	1,602	(177.4)
Other(1)	(2,601)	(11,852)	(9,251)	355.7	(12,405)	(21,933)	(9,528)	76.8

Total	$(5,163)	$(17,467)	$(12,304)	238.3%	$(20,354)	$(23,238)	$(2,884)	14.2%

(1)	This includes net income (loss) of International Satellite Capacity Holding, Ltd.

Liquidity and Capital Resources

At September 30, 2006, we had total cash and cash equivalents of $18.7 million, as compared to $19.8 million at September 30, 2005 and $24.1 million as of December 31, 2005.

As of September 30, 2006, approximately $6.6 million of our cash and cash equivalents were held in Venezuelan bolivars by IMPSAT Venezuela, compared to $7.5 million at December 31, 2005 (in each case, based on the official exchange rate at that date of Bs. 2,150 = $1.00). Foreign exchange controls instituted in Venezuela since February 2003 severely limit our ability to repatriate these amounts and any other earnings from our Venezuelan operations on a timely basis, without substantial cost. More recently, IMPSAT Venezuela has experienced significant delays in obtaining the required approvals from Venezuela’s Commission of Currency Administration (known as CADIVI) for the purchase of U.S. dollars with Venezuelan bolivars in order to make payment of its foreign currency denominated obligations (including inter-company obligations). As a result, we are unable to predict when these final approvals will be obtained. Future devaluations of the Venezuelan bolivar and/or the implementation of more stringent exchange control restrictions in that country could have a material adverse effect on the recorded U.S. dollar value or our cash and cash equivalents held by Impsat Venezuela and would result in a loss in future periods in our condensed consolidated statement of operations.

At September 30, 2006, our total indebtedness was $240.9 million (as compared to $247.7 million at September 30, 2005), of which $2.1 million represented short-term debt, $32.5 million represented current portion of long-term debt and $206.3 million represented long-term debt. Our capital expenditures budget contemplates that we will need approximately $38.0 million (including amounts spent to date) through the end of 2006 for capital expenditures.

On September 27, 2006, we assigned to BanCafe-Panama, a subsidiary of the BanCafe Colombia group, a participation interest, at par, in an outstanding loan from BanColumbia (Panama) to our Colombian subsidiary, Impsat S.A., for a cash payment of $3,060,000. The assignment increased cash and the amount of third party debt recorded in our consolidated financial statements and decreased intercompany indebtedness.

We remain in default under indebtedness owed to one creditor who voted against the Plan. Under the Plan, the claims of that creditor were contingent obligations arising under guarantees by us of certain primary indebtedness of IMPSAT Argentina. Notwithstanding our emergence from bankruptcy and the extinguishment of the guarantee as a result, an event of default has occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. As a result of this default, which relates to vendor financing totaling approximately $7.6 million in outstanding principal amount as of September 30, 2005 and 2006, such indebtedness is due and payable. IMPSAT Argentina had been in discussions with the holder of the indebtedness with a view to rescheduling or otherwise restructuring the defaulted debt obligation. We understand that this holder recently transferred the defaulted debt obligation to a new holder. IMPSAT Argentina is not in discussions with the new holder. There is no assurance that IMPSAT Argentina will reach a definitive agreement with this holder to reschedule or restructure such obligations. Under certain circumstances, IMPSAT Argentina could be forced to seek protection or liquidate under the bankruptcy laws of Argentina.

On July 29, 2005, we entered into amended and restated financing agreements to restructure $125.6 million of our vendor indebtedness, the Senior Secured Notes, which were issued by IMPSAT Argentina and IMPSAT Brazil pursuant to separate credit agreements that are each guaranteed by us, and which was held by affiliates of certain members of our board of directors. Prior to the amendments, such indebtedness was required to be paid in eight remaining semi-annual principal installments aggregating $15.7 million between September 2005 and March 2009. Pursuant to such amendments, we made an initial principal repayment of $18.3 million and modified the terms of the agreements such that the remaining outstanding principal amounts ($38.9 million owed by IMPSAT Argentina and $68.4 million owed by IMPSAT Brazil) will be repaid in the aggregate amounts of $5.0 million in 2006, $20.0 million in 2007, $25.0 million in 2008 and $57.3 million in 2009. The amended indebtedness bears interest at a rate of 12% per annum, payable semi-annually in arrears, as compared to 10% per annum for the period prior to the effectiveness of the amendments. The parties also agreed to amendments to the financial covenants in the agreements to reflect current financial and operating conditions. The amended indebtedness was subjected to an optional prepayment at a cost of 101% until July 29, 2006 and at par thereafter. IMPSAT Argentina and IMPSAT Brazil (with respect to the credit agreement to which it is a party), on the one hand, and the lenders of the amended indebtedness, on the other hand, each have an option to further amend the agreements governing such indebtedness to provide that we shall be the primary borrower, and IMPSAT Argentina and IMPSAT Brazil the respective guarantors of the portions of the indebtedness currently owed by them, subject to certain terms and conditions. The terms and conditions of the amendments were negotiated by a special committee of our board of directors that was formed to explore recapitalization alternatives. As of September 30, 2006, IMPSAT Brazil was not in compliance with certain financial ratios on its approximately $63.4 million of Senior Secured Notes. The Company has obtained a waiver from the holder of the notes of this covenant for the applicable period and through September 2007.

On September 12, 2006, the tax authorities of the city of Buenos Aires, Argentina, sent us a tax assessment for the third quarterly installment of 2006 relating to a purported tax for the use of the air space in and around the city in respect of our antennas and supporting structures in the amount of approximately $1.7 million. Included in the notice was a statement of additional assessments covering earlier years (2003 through 2005) and the first two quarters of 2006. The total amount for these earlier periods was approximately $29.4 million. We had previously received two notices from the city for these types of taxes, both in 2005, one of which related to the second quarter of fiscal 2005 and the other of which related to the fiscal year 2003, which followed a request from the city in 2003 for information regarding our ownership of antennas in the city for purposes of imposition of the tax. We have formally objected to the legality of the tax and have rejected each of the notices in an administrative proceeding. We learned in July 2005 that the city had rejected our objection to the legality of the tax through a “Providencia” which also has been rejected by us and is also the subject of the administrative proceeding. We believe, based on its analysis of the issue and advice of our legal counsel, that no tax is owed and we intend to vigorously defend against any requirement that it pay the tax.

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

On October 25, 2006, we entered into the Agreement with GCL and MergerCo which provides for our merger with MergerCo. From the date of the Agreement until the effective time of the merger, and unless otherwise provided in the Agreement or consented to in writing by GCL, which consent will not be unreasonably withheld or delayed, we agreed, among other things, (i) to conduct our business in the ordinary course consistent with past practice, and (ii) use, together with GCL and MergerCo, commercially reasonable efforts to cause the closing to occur. Under the terms of the Agreement, prior to completion of the merger, we will commence contingent offers to purchase all of our outstanding Series A 6% Senior Guaranteed Senior Notes due 2011 (the “Series A Notes”) and Series B 6% Senior Guaranteed Senior Notes due 2011 (the “Series B Notes”) at 101% of the outstanding principal amount thereof, plus accrued interest thereon (if any) to the payment date. Each pre-closing offer to purchase will be contingent upon the occurrence of the closing of the merger. In addition, as required by the Agreement, on November 2, 2006, we commenced a consent solicitation with respect to each of the indentures for the Series A and Series B Notes, which seeks certain amendments to the indentures that will only become effective upon consummation of the merger.

As set forth in our condensed consolidated statement of cash flows, our operating activities provided $26.9 million in net cash flows for the nine months ended September 30, 2006, compared to $19.3 million provided by operating activities during the same period of 2005. The increase in cash flow provided by operating activities was primarily due to smaller net loss in 2006, compared to 2005.

For the nine months ended September 30, 2006, our investing activities used $25.6 million in net cash flows, compared to $24.8 million during the corresponding period in 2005. The increase in net cash flows used in investing activities was principally due to an increase in purchases of property, plant and equipment.

During the nine months ended September 30, 2006, $6.1 million in net cash flows were used in financing activities, as compared to $38.2 million during the corresponding period in 2005. The negative cash flow from financing activities in 2005 was principally due to the repayments of long-term indebtedness.

At September 30, 2006, we had leased satellite capacity with average annual rental commitments of approximately $7.6 million through the year 2009 under non-cancelable agreements. We have entered into contracts for the purchase of satellite capacity for approximately $14.0 million through 2015. In addition, at September 30, 2006, we had commitments to purchase telecommunications equipment amounting to approximately $5.5 million. Furthermore, we have leased from third parties a series of terrestrial links for the provision of data, internet and telephony services to our clients in the different countries in which we operate totaling $14.1 million through 2009.

The following table sets forth due dates of our contractual obligations as of September 30, 2006 (debt repayments denominated in local currencies have been calculated at the exchange rate at September 30, 2006):

Type of Obligations	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Short-term debt	$1,296	$826					$2,122

Long-term debt(1)	249	39,694	$36,088	$58,148	$9,397	$92,903	236,479

Capital lease obligations	410	1,084	682	55	77		2,308

Subtotal	1,955	41,604	36,770	58,203	9,474	92,903	240,909
Operating leases	6,175	16,008	10,140	6,005	314		38,642

Purchase obligations(2)	5,529						5,529
Interest payments	906	21,669	17,982	10,779	7,275	3,049	61,660

Total contractual cash obligations	$14,565	$79,281	$64,892	$74,987	$17,063	$95,952	$346,740

(1)	2007 amount includes the defaulted indebtedness of IMPSAT Argentina totaling approximately $7.6 million in outstanding principal amount.
(2)	This includes commitments for satellite capacity and terrestrial links.

Recent Developments

On October 25, 2006, we entered into the Agreement with GCL, and MergerCo which provides for our merger with MergerCo. As a result of the merger, we will be a wholly-owned subsidiary of GCL and will cease to be a public company.

Under the terms of the Agreement, our stockholders will receive, upon completion of the merger, $9.32 in cash, without interest (the “Merger Consideration”), for each issued and outstanding share of common stock. Each outstanding option or warrant to purchase our common stock of a per share exercise price lower than the Merger Consideration will be converted into the right to receive a cash amount equal to the Merger Consideration less the exercise price for such option or warrant, as the case may be, net of any applicable taxes.

Our Board of Directors (the “Board”) has unanimously approved the Agreement. We, GCL and MergerCo have made customary representations, warranties and covenants in the Agreement. The covenants of Impsat include, subject to certain exceptions, among other covenants to (i) conduct its business in the ordinary course consistent with past practice between the execution of the Agreement and consummation of the merger, (ii) use, together with GCL and MergerCo, commercially reasonable efforts to cause the closing to occur, (iii) hold a stockholder meeting for the purpose of voting on the adoption of the Agreement and recommend that the stockholders approve and adopt the Agreement and (iv) not solicit proposals relating to an alternative acquisition proposal and subject to certain exceptions, to not enter into discussions or negotiations concerning, or provide confidential information in connection with, an alternative acquisition proposal.

Under the terms of the Agreement, prior to completion of the merger, we will commence contingent offers to purchase all of our outstanding Series A Notes and Series B Notes at 101% of the outstanding principal amount thereof, plus accrued interest thereon (if any) to the payment date. Each pre-closing offer to purchase will be contingent upon the occurrence of the closing of the merger. In addition, as required by the Agreement, on November 2, 2006, we commenced a consent solicitation with respect to each of the indentures for the Series A and Series B Notes, which seeks certain amendments to the indentures that only become effective upon consummation of the merger.

The consummation of the merger is subject to a number of conditions, including, among others, (i) approval of the Agreement by our stockholders in accordance with the Delaware General Corporation Law and our Restated Certificate of Incorporation, (ii) absence of any injunction or other order issued by a governmental entity of competent jurisdiction restraining or prohibiting the consummation of the transactions contemplated by the Agreement, (iii) receipt of certain required regulatory approvals and (iv) the absence of any event or circumstance which has had or will reasonably be expected to have a material adverse effect on us. Each party’s obligation to close is also subject to the accuracy of representations and warranties of and compliance with covenants by the other party to the Agreement, in each case, as set forth in the Agreement.

The Agreement contains certain termination rights for both us and GCL. The Agreement provides that in certain circumstances, upon termination, we would be required to pay GCL a termination fee of $5,000,000.

In connection with the Agreement, Morgan Stanley & Co., Incorporated (“Morgan Stanley”), W.R. Huff Asset Management Co., LLC (“WR Huff”) as well as several of our officers and a director (in their capacities as either a stockholder and/or beneficial owner of our common stock and/or a noteholder), entered into support agreements with GCL. Pursuant to the support agreements, the parties agree to support and vote in favor of the Agreement, the merger and the other transactions contemplated by the Agreement and WR Huff and Morgan Stanley agreed to tender all of their Series A and Series B Notes pursuant to and in accordance with the terms of the offers to purchase (as contemplated in the Merger Agreement). The support agreements will terminate upon the earlier of the consummation of the merger or the termination of the Agreement. The Agreement and the forms of the support agreements are attached as an exhibit to a Current Report on Form 8-K filed by us with the SEC on October 30, 2006.

Related Party Transaction

On October 25, 2006, our Board approved a one-time cash payment in the amount of $60,000 to director Edward Dartley. We had previously granted options to each of our directors or such directors’ affiliates in connection with such directors’ agreement to serve on our Board. Mr. Dartley became a member of the Board on June 28, 2006. Options were to be granted to Mr. Dartley for his service to the Board and as an inducement for his continued service, but we have been unable to do so because we have been continuously engaged in the exploration of strategic alternatives since the time of his appointment. The one-time cash payment is intended to compensate Mr. Dartley in lieu of the options Mr. Dartley would have received if we had granted Mr. Dartley options consistent with our arrangements with the other members of the Board. If in the future it is determined that it is feasible and appropriate to grant options to members of the Board and Mr. Dartley is a member of the Board at that time, the amount of the one-time cash payment will be considered in conjunction with the option issuance with the goal of ensuring consistency in the aggregate cash and equity based compensation of each member of our Board.

Forward Looking Statements

On October 30, 2006, we filed with the SEC a Current Report on Form 8-K, which included the Agreement and related documents. The descriptions of the Agreement and the Transaction contained in this Report whereby we will be acquired by GCL, do not purport to be complete and additional information regarding the Transaction, as well as a copy of the Agreement, are included on the Form 8-K which we filed with the SEC. The proxy statement that we plan to file with the SEC and mail to our stockholders will contain information about us, the proposed transaction and related matters. Stockholders are urged to read the proxy statement carefully when it is available, as it will contain important information that stockholders should consider before making a decision about the merger. In addition to receiving the proxy statement from us by mail, stockholders will be able to obtain the proxy statement, as well as other filings containing information about us, without charge, from the SEC’s website (http://www.sec.gov) or, without charge, from us at www.impsat.com. This filing is neither a solicitation of a proxy, an offer to purchase nor a solicitation of an offer to sell shares of Impsat.

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

Factors that could cause our actual results to differ materially from those expressed in any forward-looking statements we make include those in the “Certain Considerations” section of this Report, and the following factors, among others:

•	the availability and terms of additional capital to fund our continuing efforts,

•	adequacy of cash from operations for our future liquidity and working capital needs,

•	inaccuracies in our forecasts of customer or market demand,

•	loss of a customer that provides us with significant revenues,

•	changes in our highly competitive market,

•	changes in or developments under laws, regulations and licensing requirements,

•	changes in telecommunications technology,

•	adverse litigation results,

•	currency fluctuations, and

•	changes in economic conditions in the Latin American countries where we operate.

In addition, risks and uncertainties related to our proposed acquisition by GCL include our not being able to complete the proposed Transaction, failure to obtain stockholder, regulatory or other required approvals or to satisfy other closing conditions, including the possibility of the occurrence of an event that could constitute a Material Adverse Effect as defined in the Agreement.

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

Our directors and executive officers and other members of management and employees are potential participants in the solicitation of proxies from our stockholders in respect of the proposed Transaction. Information regarding our directors and executive officers is available in our proxy statement for our 2006 annual meeting of stockholders, filed with the SEC on March 31, 2006. Additional information regarding the interests of such potential participants in the proposed transaction will be included in the proxy statement to be filed with the SEC in connection with the proposed transaction.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The sections below highlight our exposure to interest rate and foreign exchange rate risks. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at September 30, 2006 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during the nine months of 2006. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. At September 30, 2006, our total floating rate indebtedness aggregated $40.9 million, of which $13.0 million was denominated in U.S. dollars and accrued interest at specified spreads over the London Interbank Offered Rate (LIBOR) and $27.9 million was denominated in local currencies of our operating subsidiaries and accrued interest at variable rates tied to local interest rates and inflation indices. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of September 30, 2006, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would affect our annual interest cost related to our floating rate indebtedness by approximately $0.1 million annually. The fair value of financial instruments, which approximate their carrying value, have been determined using available market information and interest rates as of September 30, 2006.

	Expected Maturities at September 30,							Fair Value
	2006	2007	2008	2009	2010	Thereafter	Total
Senior Notes (fixed rate)		$21,690	$26,690	$58,147		$92,903	$199,430	$180,361
Avg. interest rate		11.84%	11.87	11.97		6.0
Term Notes (fixed rate)	$121	408	24				553	553
Avg. interest rate	8.68%	8.81	7.57
Term Notes (variable rate)	$1,694	11,899	9,998	56	9,474		33,121	33,121
Avg. interest rate	18.33%	10.77	11.72	24.78	12.08
Vendor Financing (variable rate)	$140	7,607	58				7,805	7,805
Avg. Interest rate	9.62%	7.72	18.90
TOTAL	$1,955	$41,604	$36,770	$58,203	$9,474	$92,903	$240,909	$221,840

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

During January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso, and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at September 30, 2006 was pesos 3.10 = $1.00. Devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our company’s consolidated results of operations and financial condition. As of September 30, 2006, a hypothetical 10% devaluation of the peso would result in foreign exchange losses of approximately $5.0 million on our financial debt. During the remainder of 2006, our consolidated results could be impacted from transaction gains or losses on our dollar-denominated monetary assets and liabilities. Potential balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings.

Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that were mandatorily converted to pesos under the “pesification” decree may be adjusted pursuant to an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate completely the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currencies and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to any other consumer or other price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate risks. At September 30, 2006, the real traded at a rate of R2.17 = $1.00. As of September 30, 2006, a hypothetical 10% devaluation of the real would result in foreign exchange losses of approximately $6.2 million on our financial debt.

As discussed above, in response to political and economic turmoil currently affecting Venezuela, the Venezuelan government imposed foreign exchange and price controls during 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls could also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls. The Venezuelan government further devalued its currency to Bs. 1,920 = $1.00 in February 2004, and Bs. 2,150 = $1.00 on March 5, 2005. In the majority of cases, we have agreed to receive bolivars at the official rate in payment for our services in lieu of U.S. dollars. As a result, our holdings of bolivars at September 30, 2006 totaled Bs.15.1 billion (or $7.0 million at the official exchange rate at such date). The decline in the U.S. dollar value of our cash and cash equivalents denominated in bolivars as a result of the devaluation of the bolivar will result in a loss in our consolidated financial statements.

Net revenues from services from our Argentine operations for the three months ended September 30, 2006 and 2005 represented approximately 26.5% and 30.1% of our total net revenues from services for such periods. Net revenues from services from our Brazilian operations for the three months ended September 30, 2006 and 2005 represented approximately 22.7% and 19.1% of our total net revenues from services for such periods. Our net revenues from services in Venezuela accounted for 11.4% and 10.6% of our total revenues from services for the three months ended September 30, 2006 and 2005, respectively.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On September 12, 2006, the tax authorities of the city of Buenos Aires, Argentina, sent the Company a tax assessment for the third quarterly installment of 2006 relating to a purported tax for the use of the air space in and around the city in respect of the Company’s antennas and supporting structures in the amount of $1.7 million. Included in the notice there was a statement of additional assessments covering earlier years (2003 through 2005) and the first two quarters of 2006. The total amount for these earlier periods was $29.4 million. The Company had previously received two notices from the city for these types of taxes, both in 2005, one of which related to the second quarter of fiscal 2005 and the other of which related to the fiscal year 2003, which followed a request from the city in 2003 for information regarding the ownership by the Company of antennas in the city for purposes of imposition of the tax. The Company has formally objected to the legality of the tax and has rejected each of the notices in an administrative proceeding. The Company learned in July 2005 that the city had rejected the Company’s objection to the legality of the tax through a “Providencia” which also has been rejected by the Company and is also the subject of the administrative proceeding. The Company believes, based on its analysis of the issue and the advice of its legal counsel, that no tax is owed and the Company intends to vigorously defend against any requirement that it pay the tax.

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

Item 4. Submission of Matters to a Vote of Security-Holders

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Index:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of October 25, 2006 among Impsat Fiber Networks, Inc. and Global Crossing Limited. *

3.1	Restated Certificate of Incorporation of the Company (filed on March 26, 2003 as Exhibit No. 2.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed on March 31, 2006 as Exhibit 3.2 to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference).

4.1	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011—Series A, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.2	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011—Series B, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.2 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

Exhibit No.	Description
4.3	Disclosure Statement Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.4	Plan of Reorganization of the Company Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.5	Order Confirming the Company’s Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated December 16, 2002 (filed on December 19, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.6	Registration Rights Agreement among the Company, IMPSAT Argentina and the security holders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 4.6 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.7	Specimen Common Stock Certificate (filed on March 26, 2003 as Exhibit No. 2.6 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

4.8	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated as of March 25, 2003 (including form of Warrant) (filed on April 15, 2003 as Exhibit 4.8 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

9.1	2003 Stock Incentive Plan (filed on April 15, 2003 as Exhibit 9.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

10.1	Employment Agreement between Ricardo A. Verdaguer and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.5 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference).

10.2	Employment Agreement between Hector R. Alonso and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.6 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference).

10.3	Letter Agreement between Marcelo Girotti and the Company dated March 25, 2003 (filed on August 14, 2003 as Exhibit 10.7 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreements were not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.4: Letter Agreement between Mariano Torre Gomez and the Company dated March 25, 2003; Letter Agreement between Matias Heinrich and the Company dated March 25, 2003; Letter Agreement between Alexander Rivelis and the Company dated March 25, 2003.

10.4	Second Amended and Restated Financing Agreement among IMPSAT Argentina, Morgan Stanley Senior Funding, Inc., and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, dated as of July 29, 2005 (filed on November 14, 2005 as Exhibit 10.4 to the Company’s third quarter 2005 Quarterly Report on Form 10-Q and incorporated by reference herein).

10.5	Second Amended and Restated Financing Agreement among IMPSAT Brazil, Morgan Stanley Senior Funding, Inc., and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, dated as of July 29, 2005 (filed on November 14, 2005 as Exhibit 10.4 to the Company’s third quarter 2005 Quarterly Report on Form 10-Q and incorporated by reference herein).

10.6	IMPSAT Fiber Networks, Inc. Management Incentive Plan (filed on December 29, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

10.7	Form of IMPSAT Fiber Networks, Inc. Management Incentive Plan Retention Agreement (filed on December 29, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference from Impsat Fiber Networks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2006.

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

Date: Nov 14, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND SEPTEMBER 30, 2006

(In thousands of U.S. Dollars, except share amounts)

( Unaudited )

	December 31, 2005	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,070	$18,714
Trade accounts receivable, net	35,812	40,258
Other receivables	10,784	11,677
Prepaid expenses	2,824	3,298

Total current assets	73,490	73,947

PROPERTY, PLANT AND EQUIPMENT, Net	309,892	300,060

OTHER NON-CURRENT ASSETS	16,161	18,945

TOTAL ASSETS	$399,543	$392,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable- trade	$46,080	$54,051
Short- term debt	2,168	2,122
Current portion of long-term debt	17,604	32,450
Current portion of deferred revenue	—	881
Interest payable	10,453	3,593
Accrued and other liabilities	34,867	48,008

Total current liabilities	111,172	141,105
LONG-TERM DEBT, Net	228,331	206,337
DEFERRED REVENUE, Net	—	7,012
OTHER LONG-TERM LIABILITIES	16,295	16,172

Total liabilities	355,798	370,626

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares outstanding as of December 31, 2005 and September 30, 2006	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 10,120,685 and 10,116,100 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively (including 50,000 restricted shares held in the 2003 Stock Incentive Plan as of December 31, 2005)	101	101
Additional paid in capital	90,653	90,985
Accumulated deficit	(40,990)	(64,228)
Deferred stock-based compensation	(440)	—
Accumulated other comprehensive loss	(5,579)	(4,532)

Total stockholders’ equity	43,745	22,326

TOTAL	$399,543	$392,952

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006

(In thousands of U.S. Dollars, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
NET REVENUES:
Broadband and satellite	$44,172	$45,463	$128,037	$135,920
Internet	7,873	9,132	22,200	26,339
Value added services	6,351	9,337	17,147	25,545
Telephony	6,579	6,928	18,720	20,119
Sales of equipment	433	218	634	1,151

Total net revenues	65,408	71,078	186,738	209,074

COSTS AND EXPENSES:
Direct costs:
Contracted services	6,601	6,685	17,887	18,235
Other direct costs	7,014	8,740	20,957	25,753
Leased capacity	18,763	19,204	55,948	56,778
Cost of equipment sold	375	185	572	576

Total direct costs	32,753	34,814	95,364	101,342
Salaries and wages	12,100	16,808	37,347	44,720
Selling, general and administrative	5,766	6,301	16,903	18,068
Depreciation and amortization	13,963	16,172	40,355	43,700

Total costs and expenses	64,582	74,095	189,969	207,830

Operating income (loss)	826	(3,017)	(3,231)	1,244

OTHER INCOME (EXPENSE):
Interest income	250	275	852	742
Interest expense	(7,372)	(7,388)	(22,093)	(23,408)
Net gain (loss) on foreign exchange	4,362	(2,630)	15,632	6,880
Other expense net	(1,386)	(4,511)	(6,737)	(6,825)

Total other (expense) income	(4,146)	(14,254)	(12,346)	(22,611)

Loss before income taxes	(3,320)	(17,271)	(15,577)	(21,367)
Provision for foreign income taxes	(1,843)	(196)	(4,777)	(1,871)

NET LOSS	$(5,163)	$(17,467)	$(20,354)	$(23,238)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.51)	$(1.73)	$(2.03)	$(2.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC AND DILUTED	10,066	10,120	10,049	10,105

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006

(In thousands of U.S. Dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
NET LOSS	$(5,163)	$(17,467)	$(20,354)	$(23,238)
OTHER COMPREHENSIVE INCOME (LOSS) -Foreign currency translation adjustment	331	(51)	850	1,047

COMPREHENSIVE LOSS	$(4,832)	$(17,518)	$(19,504)	$(22,191)

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands of U.S. Dollars, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Deferred Stock- Based Compensation	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2005	10,116,100	$101	$90,653	$(40,990)	$(440)	$(5,579)	$43,745
Effects of adoption of new accounting principle			332				332
Issuance of common stock upon exercise of stock options	4,585	—					—
Recognition of deferred compensation					440		440
Foreign currency translation adjustment						1,047	1,047
Net loss for the period				(23,238)			(23,238)

BALANCE AT SEPTEMBER 30, 2006	10,120,685	$101	$90,985	$(64,228)	$—	$(4,532)	$22,326

See notes to condensed consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006

(In thousands of U.S. Dollars)

(Unaudited)

	September, 30
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,354)	$(23,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,355	43,700
Effects of adoption of new accounting principle		332
Stock-based compensation	440	440
Deferred income tax provision	1,516	459
(Reversal of allowance for) provision for doubtful accounts	(364)	752
Paid-in-kind interest on Senior Notes	3,369
Net gain on foreign exchange	(15,632)	(6,880)
Net loss on disposals of property, plant and equipment	(99)	377
Changes in assets and liabilities:
Increase in trade accounts receivable	(5,845)	(4,594)
Increase in prepaid expenses	(1,209)	(457)
Decrease (increase) in other receivables and other non-current assets	6,513	(1,711)
Increase in accounts payable — trade	6,860	6,816
Increase in accrued and other liabilities	4,797	4,564
(Decrease) increase in other long-term liabilities	(1,000)	6,307

Net cash provided by operating activities	19,347	26,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,790)	(25,770)
Proceeds from sale of property, plant and equipment	11	181

Net cash used in investing activities	(24,779)	(25,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt	(1,419)	(270)
Proceeds from long-term debt	1,990	6,544
Repayments of long-term debt	(38,771)	(12,377)

Net cash used in financing activities	(38,200)	(6,103)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(230)	(531)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(43,861)	(5,356)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	63,655	24,070

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$19,794	$18,714

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$12,697	$21,672

Foreign income taxes paid	$3,240	$2,682

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

On October 25, 2006, the Company entered into the Agreement with Global Crossing Limited (“GCL”) and GC Crystal Acquisition Inc. (“MergerCo “) which provides for the Company’s merger with MergerCo. As a result of the merger, the Company will be a wholly-owned subsidiary of GCL and will cease to be a public company.

Under the terms of the Agreement, the Company’s stockholders will receive, upon completion of the merger, $9.32 in cash, without interest (the “Merger Consideration”), for each issued and outstanding share of common stock. Each outstanding option or warrant to purchase the Company’s common stock of a per share exercise price lower than the Merger Consideration will be converted into the right to receive a cash amount equal to the Merger Consideration less the exercise price for such option or warrant, as the case may be, net of any applicable taxes.

Under the terms of the Agreement, prior to completion of the merger, the Company will commence contingent offers to purchase all of its outstanding Series A Notes and Series B Notes at 101% of the outstanding principal amount thereof, plus accrued interest thereon (if any) to the payment date. Each pre-closing offer to purchase will be contingent upon the occurrence of the closing of the merger. In addition, as required by the Agreement, on November 2, 2006, the Company commenced a consent solicitation with respect to each of the indentures for the Series A and Series B Notes, which seeks certain amendments to the indentures that only become effective upon consummation of the merger.

The consummation of the merger is subject to a number of conditions, including, among others, (i) approval of the Agreement by the Company’s stockholders in accordance with the Delaware General Corporation Law and its Restated Certificate of Incorporation, (ii) absence of any injunction or other order issued by a governmental entity of competent jurisdiction restraining or prohibiting the consummation of the transactions contemplated by the Agreement, (iii) receipt of certain required regulatory approvals and (iv) the absence of any event or circumstance which has had or will reasonably be expected to have a material adverse effect on the Company. Each party’s obligation to close is also subject to the accuracy of representations and warranties of and compliance with covenants by the other party to the Agreement, in each case, as set forth in the Agreement.

The Agreement contains certain termination rights for both the Company and GCL. The Agreement provides that in certain circumstances, upon termination, the Company would be required to pay GCL a termination fee of $5,000,000.

In connection with the Agreement, Morgan Stanley & Co., Incorporated (“Morgan Stanley”), W.R. Huff Asset Management Co., LLC (“WR Huff”) as well as several of our officers and a director (in their capacities as either a stockholder and/or beneficial owner of our common stock and/or a noteholder), entered into support agreements with GCL. Pursuant to the support agreements, the parties agree to support and vote in favor of the Agreement, the merger and the other transactions contemplated by the Agreement and WR Huff and Morgan Stanley agreed to tender all of their Series A and Series B Notes pursuant to and in accordance with the terms of the offers to purchase (as contemplated in the Merger Agreement). The support agreements will terminate upon the earlier of the consummation of the merger or the termination of the Agreement. The Agreement and the forms of the support agreements are attached as an exhibit to a Current Report on Form 8-K filed by us with the SEC on October 30, 2006.

2. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Holding Company successfully emerged from bankruptcy on March 25, 2003 with an approved reorganization plan. Prior to emergence, the Company had incurred substantial net losses and had both working capital and stockholders’ deficiencies. After emergence, the Company has generated cash flows from operations of $19.4 million and $26.9 million, respectively, for the nine months ended September 30, 2005 and 2006 and has incurred net losses of $20.4 million and $23.2 million respectively. As of September 30, 2006, the Company has cash and cash equivalents of $18.7 million, which includes approximately $7.0 million in Venezuela (see Note 3) and a working capital deficiency of approximately $67.2 million.

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

Interim Financial Information — The unaudited condensed consolidated financial statements as of September 30, 2006 and for the three and nine months then ended have been prepared on the same basis as the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such periods. The operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the remainder of calendar year 2006 or for any future period.

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

Currency Risks —During February 2004 and March 2005, the Venezuelan government fixed the bolivar’s value to the U.S. dollar at 1,920 and 2,150, respectively. These exchange controls limit the Company’s ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. As of September 30, 2006, approximately $7.0 million of the Company’s cash and cash equivalents were held in Venezuela (of which $6.6 million is in local currency, translated into U.S. dollars at the fixed exchange rate imposed by the Venezuelan government).

Cash and Cash Equivalents — Cash and cash equivalents include time deposits or money market funds with original maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

Revenue Recognition — Revenues from data, value-added telephony, IT solutions and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by, the customer. In connection with certain of the Company’s services, the Company may charge installation fees. Installation fees are generally less than the direct expenses for installation. Therefore, installation fees are recognized upon (i) the completion of the installation of customer premise equipment and (ii) the invoicing of such fees to the customer. If the installation charges are greater than the direct expenses, the amounts are deferred and recognized over the estimated life of the customer. For the three and nine months ended September 30, 2006, other than for one customer of IMPSAT USA as discussed below, all other installation fees amounted to $1.6 million and $4.3 million, compared to $1.6 million and $4.4 million for the same periods in 2005, and related direct installation costs amounted to $3.0 million and $7.9 million, compared to $2.8 million and $7.3 million, respectively. IMPSAT USA has deferred revenues of $7.9 million as of September 30, 2006 relating to a 2006 transaction with one customer in which the installation fees exceeded the related direct installation costs.

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

The Company records its revenues net of deductions for sales taxes. These taxes are assessed by the governmental taxing authorities in a number of countries in which the Company operates based on a percentage of gross revenues and totaled approximately $3.6 million and $10.0 million, and $4.5 million and $13.1 million for the three and nine months ended September 30, 2005 and 2006, respectively.

No single customer accounted for greater than 10% of total net revenues for the nine months ended September 30, 2005 and 2006.

Non-Monetary Transactions — The Company may exchange capacity on its broadband network for capacity from other carriers through the exchange of IRUs. These transactions are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 153 (“SFAS No. 153”), Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 which was adopted on January 1, 2006. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Company did not have any material non-monetary transactions during the three and nine months ended September 30, 2006.

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

Stock-Based Compensation — Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s share-based payment plans in accordance with the recognition and measurement provision of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Share-based employee compensation expense was not recognized in the Company’s condensed consolidated statement of operations prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three and nine months ended September 30, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. As a result of adopting SFAS 123R, the charge to operations for the nine months ended September 30, 2006 was $332. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the nine months ended September 30, 2006 was $0.03, per share.

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

The following table illustrates the effect on net earnings and earnings per share for the three and nine months ended September 30, 2005, if the Company had applied the fair market value recognition provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to options granted under the Company’s share-based payment plans. For purposes of this pro forma disclosure, the value of the stock options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss
As reported	$(5,163)	$(20,354)
Add: Stock-based compensation expense, as reported	—	—
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(174)	(523)

Pro forma	$(5,337)	$(20,877)

Net loss per common share:
Basic and Diluted:
As reported	$(0.51)	$(2.03)

Pro forma	$(0.53)	$(2.08)

The fair value of the options granted in 2003 was estimated using the minimum value method prescribed by SFAS No. 123, as the Company’s new common stock had not traded between the date of emergence and the date of the granting of the options. The assumptions used by the Company were as follows: no dividend yield; no volatility; risk-free interest rate of 3%; and an expected term of seven years.

A summary of stock option transactions during the nine months period ended September 30, 2006 is as follow:

	Number of Option	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,113,580	$14.01
Granted	—	—
Exercised	(32,546)	7.05
Cancelled	(164,350)	15.00

Outstanding at September 30, 2006	1,916,684	$14.04

Available for grant at September 30, 2006	1,052,906

The following table summarizes information concerning outstanding stock options at September 30, 2006:

Range of Exercise Price	Number of Options Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.17	90,000	6	$6.17	90,000	$6.17	$227,700
$7.05	32,546	6	7.05	32,546	7.05	53,701
$12.00	262,156	8	12.00	262,156	12.00
$15.00	1,531,982	5	15.00	1,531,982	15.00

	1,916,684	6	$14.04	1,916,684	$14.04	$281,401

There were no options granted during the nine months ended September 30, 2006 and 2005. The stock options that were exercise during 2006 were net settled in shares in accordance with the provisions of the 2003 Plan.

At September 30, 2006, there was no unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans, of which all relates to stock options, as all stock options outstanding have vested. As of December 31, 2005 there were 411,574 of nonvested stock options with a weighted average grant date fair value of $15. These stock options vested during the nine months ended September 30, 2006.

Fair Value of Financial Instruments — As of December 31, 2005 and September 30, 2006, the Company’s financial instruments include cash and cash equivalents, receivables, payables and short and long-term debt.

The fair value of cash and cash equivalents, receivables, payables and short-term debt is equal to their carrying value due to their short term nature. The Company’s Series A Notes, the Series B Notes and Senior Secured Notes were valued using available interest rates for the Company.

At December 31, 2005 and September 30, 2006, the fair value of the Company’s other financial instruments was as follows:

2005	Book Value	% of Face	Fair Value
Series A 6% Senior Guaranteed Notes due 2011	$67,308	76.3%	$51,383
Series B 6% Senior Guaranteed Notes due 2011	25,595	76.3	19,539
Senior Secured Notes 10% maturing due 2009	5,918	96.6	5,717
Senior Secured Notes 12% maturing due 2009	107,300	100.0	107,300

2006	Book Value	% of Face	Fair Value
Series A 6% Senior Guaranteed Notes due 2011	$67,308	79.6%	$53,574
Series B 6% Senior Guaranteed Notes due 2011	25,595	79.6	20,372
Senior Secured Notes 10% maturing due 2009	4,226	97.4	4,115
Senior Secured Notes 12% maturing due 2009	102,300	100.0	102,300

Net Loss Per Common Share — Basic loss per share is computed based on the average number of common shares outstanding and diluted loss per share is computed based on the average number of common and potential common shares outstanding using the treasury stock method. The calculation of diluted loss per share was the same as the calculation of basic loss per share for the three and nine months ended September 30, 2005 and 2006, since the inclusion of potential common stock in the computation would be antidilutive.

Antidilutive securities not included in diluted earnings per common share computation are as follows:

	September 30,
	2005	2006
Stock Options	2,028	1,917
Exercise Price	$6.17 to $ 15.00	$6.17 to $ 15.00

Warrants	3,257	3,257

Exercise Price	$15.00	$15.00

Series A and B Notes	6,071	6,071

Conversion Price	$13.56 to $ 20.78	$13.56 to $ 20.78

Shares of restricted stock	50	—

New Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board issued Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, the Company will be required to adopt FIN 48 in the first quarter of 2007. The Company’s management is currently evaluating FIN 48 and has not yet determined the impact, if any, the adoption of FIN 48 will have on the Company’s consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measures (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS No. 157 to determine the impact for the Company.

4. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, by operating subsidiaries, at December 31, 2005 and September 30, 2006, are summarized as follows:

	December 31, 2005	September 30, 2006
IMPSAT Argentina	$17,577	$17,809
IMPSAT Brazil	8,539	10,088
IMPSAT Colombia	4,342	4,794
IMPSAT Venezuela	7,366	6,618
All other countries	8,242	10,798

Total	46,066	50,107
Less: allowance for doubtful accounts	(10,254)	(9,849)

Trade accounts receivable, net	$35,812	$40,258

The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables is susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customer financial history is analyzed.

The activity for the allowance for doubtful accounts for the year ended December 31, 2005 and the nine months ended September 30, 2006 are as follows:

	Year ended December 31, 2005	Nine months ended September 30, 2006
Beginning balance	$12,013	$10,254
(Reversal of) provision for allowance for doubtful accounts	(1,062)	752
Net Write-offs	(253)	(1,116)
Effect of exchange rate change	(444)	(41)

Ending balance	$10,254	$9,849

5. OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2005 and September 30, 2006:

	December 31, 2005	September 30, 2006
IMPSAT Argentina	$419	$505
IMPSAT Brazil	2,304	1,977
IMPSAT Colombia	3,103	2,666
IMPSAT Venezuela	3,076	3,147
All other countries	1,882	3,382

Total	$10,784	$11,677

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2005 and September 30, 2006 consist of:

	December 31, 2005	September 30, 2006
Land	$10,109	$10,109
Building and improvements	38,100	39,069
Operating communications equipment	229,032	256,273
Network infrastructure (including rights of way)	121,378	127,582
IRU investments	22,118	23,222
Furniture, fixtures and other equipment	17,617	18,784

Total	438,354	475,039
Less: accumulated depreciation	(130,795)	(177,181)

Total	307,559	297,858
Equipment in transit	1,507	1,099
Construction in process	826	1,103

Property, plant and equipment, net	$309,892	$300,060

The activity in accumulated depreciation for the year ended December 31, 2005 and the nine months ended September 30, 2006 are as follows:

	Year ended December 31, 2005	Nine months ended September 30, 2006
Beginning balance	$75,102	$130,795
Depreciation expense	55,324	43,700
Exchange rate effects	2,971	2,792
Disposals and retirements	(2,602)	(106)

Ending balance	$130,795	$177,181

7. DEBT

Short-Term Debt- IMPSAT Brazil maintains short-term credit facilities denominated in local currency with local banks. The facilities bear interest at 1.50% to 1.77% per month. As of December 31, 2005 and September 30, 2006, the outstanding balance amounted to $2.2 million and $2.1 million, respectively. The credit facilities mature during October 2007.

Long-Term Debt- The Company’s long-term debt at December 31, 2005 and September 30, 2006 is detailed as follows:

	December 31, 2005	September 30, 2006
Series A 6% Senior Guaranteed Notes due 2011	$67,308	$67,308
Series B 6% Senior Guaranteed Notes due 2011	25,595	25,595
Senior Secured Notes 12%, maturing 2009	107,300	102,300
Senior Secured Notes 10%, maturing 2009	5,918	4,226
Senior Notes issued by IMPSAT Colombia due 2008 and 2010 (interest rate 11.98%), collateralized by the assignment of customer contracts	19,700	18,795
Term notes maturing through 2007; collateralized by buildings and equipment and the assignment of customer contracts; denominated in:
U.S. dollars (interest rates 4.40% to 11.38%)	2,161	1,559
Local currency (interest rates 9.99% to 10.41%)	8,035	5,247
Eximbank notes (interest rate 6.75%), maturing semiannually through 2007	1,853	5,951
Vendor financing (interest rates 7.65% to 8.9%)	8,065	7,806

Total long-term debt	245,935	238,787
Less: current portion including defaulted indebtedness	(17,604)	(32,450)

Long-term debt, net	$228,331	$206,337

The Series A Notes, Series B Notes and Senior Secured Notes and some of the other term notes contain certain covenants requiring the Holding Company and/or certain of its subsidiaries to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends. As of September 30, 2006, the Company was in compliance with all of its debt covenants, except for IMPSAT Brazil, which was not in compliance with certain financial ratios on its approximately $63.4 million of Senior Secured Notes. The Company has obtained a waiver from the holder of the notes of this covenant for the applicable period and through September 2007.

IMPSAT Argentina remains in default under indebtedness owed to a creditor who voted against the Plan. Under the Plan, the claims of this creditor were a contingent obligation arising under a guarantee by the Holding Company of certain primary indebtedness of IMPSAT Argentina. Notwithstanding the Holding Company’s emergence from bankruptcy and the extinguishment of Holding Company’s guarantee as a result, an event of default has occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. As a result of this default, which relates to vendor financing totaling approximately $7.6 million in outstanding principal amount as of December 31, 2005 and September 30, 2006, such indebtedness and accrued interest thereon is due and payable. IMPSAT Argentina had been in discussions with the entity holding the indebtedness with a view to rescheduling or otherwise restructuring the defaulted debt obligation. The Company understands, however, that this holder recently transferred the defaulted debt obligation to an entity holding the indebtedness with a view to rescheduling or otherwise restructuring the defaulted debt obligation. The Company is not in discussions with the new holder. If IMPSAT Argentina is unable to reschedule or restructure this indebtedness, IMPSAT Argentina could be forced to seek protection or liquidate under the bankruptcy laws of Argentina. There is no assurance that IMPSAT Argentina will reach a definitive agreement with this holder to reschedule or restructure such obligations.

The Series A and Series B Notes are convertible into approximately 4,963,748 and 1,107,147 shares of the Company’s common stock at a conversion price of $13.56 and $20.78, respectively, as of September 30, 2006.

8. INCOME TAXES

The composition of the provision for income taxes, all of which is for foreign taxes, for the three and nine months ended September 30, 2005 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Current	$(1,162)	$(466)	$(3,261)	$(1,412)
Deferred	(681)	270	(1,516)	(459)

Total	$(1,843)	$(196)	$(4,777)	$(1,871)

The foreign statutory tax rates range from 15% to 35% depending on the particular country. Deferred taxes result from temporary differences in revenue recognition, depreciation methods and net operating loss carryforwards.

The Company recorded a valuation allowance to offset its deferred income tax asset as of September 30, 2006 because management cannot conclude that utilization of the tax benefits resulting from operating losses and the other temporary differences are “more likely than not” to be realized, as required by SFAS 109.

The Company has reserved for tax, labor and civil contingencies totaling approximately $7.3 million and $18.1 million as of December 31, 2005 and September 30, 2006, respectively, attributable primarily to its foreign subsidiaries’ tax return filings. These contingencies are for tax liabilities and related interest, as well as certain tax positions taken on foreign tax returns for which the statutes remain open.

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

9. OPERATING SEGMENT INFORMATION

The Company’s operating segment information, by subsidiary, is as follows for the three and nine months ended September 30, 2005 and 2006.

Three months ended September 30, 2005	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$8,796	$8,194	$13,350	$5,829	$12,591	$(4,588)	$44,172
Internet	2,166	1,531	1,450	493	3,354	(1,121)	7,873
Value added services	3,773	2,302	1,279	576	1,056	(2,635)	6,351
Telephony	4,797	352	46	—	3,329	(1,945)	6,579
Sales of equipment	12		53	7	361		433

Total net revenues	$19,544	$12,379	$16,178	$6,905	$20,691	$(10,289)	$65,408

Operating income (loss)	$1,298	$(901)	$(589)	$2,071	$(1,053)		$826

Total assets	$124,237	$131,572	$70,798	$59,869	$25,834		$412,310

Three months ended September 30, 2006	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$7,967	$9,691	$12,903	$6,579	$13,173	$(4,850)	$45,463
Internet	2,269	1,999	1,924	820	3,692	(1,572)	9,132
Value added services	3,673	3,818	1,781	701	1,779	(2,415)	9,337
Telephony	4,874	572	22	—	3,234	(1,774)	6,928
Sales of equipment	5	—	157	5	51		218

Total net revenues	$18,788	$16,080	$16,787	$8,105	$21,929	$(10,611)	$71,078

Operating income (loss)	$274	$(519)	$256	$1,681	$(4,709)		$(3,017)

Total assets	$121,109	$133,531	$64,761	$51,801	$21,750		$392,952

Nine months ended September 30, 2005	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$25,628	$22,374	$36,961	$19,677	$36,623	$(13,226)	$128,037
Internet	5,944	3,989	4,247	1,766	10,208	(3,954)	22,200
Value added services	10,935	6,292	2,955	1,667	2,904	(7,606)	17,147
Telephony	13,768	1,079	172	—	10,335	(6,634)	18,720
Sales of equipment	40	—	92	82	420	—	634

Total net revenues	$56,315	$33,734	$44,427	$23,192	$60,490	$(31,420)	$186,738

Operating income (loss)	$1,998	$(4,180)	$(453)	$5,735	$(6,331)		$(3,231)

Total assets	$124,237	$131,572	$70,798	$59,869	$25,834		$412,310

Nine months ended September 30, 2006	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Satellite and Broadband	$24,662	$28,543	$38,145	$19,723	$38,767	$(13,920)	$135,920
Internet	6,721	5,655	5,358	2,351	10,982	(4,728)	26,339
Value added services	10,840	11,570	5,404	2,050	4,323	(8,642)	25,545
Telephony	13,726	1,836	56	—	9,394	(4,893)	20,119
Sales of equipment	74	638	366	22	51	—	1,151

Total net revenues	$56,023	$48,242	$49,329	$24,146	$63,517	$(32,183)	$209,074

Operating income (loss)	$1,543	$548	$3,074	$6,207	$(10,128)		$1,244

Total assets	$121,109	$133,531	$64,761	$51,801	$21,750		$392,952

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

In connection with the restricted stock grant above, the Holding Company recorded approximately $1.3 million in stockholders’ equity as deferred compensation. The deferred compensation is being amortized to expense over the vesting period. Amortization for the nine months ended September 2005 and 2006 was $440.

Warrants – During 2003, the Holding Company issued 3,257,178 eight-year warrants to acquire the Holding Company’s stock at $15.00 per share. As of September 30, 2006, all the warrants remain outstanding.

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

As of December 31, 2005, no amounts have been accrued under the MIP. As a result of the transaction disclosed in Note 1, the Company’s management accrued approximately $3.8 million under the MIP as of September 30, 2006.

12. COMMITMENTS AND CONTINGENCIES

Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $7.6 million through 2009 under non-cancelable agreements. In addition, the Company has committed to long-term contracts for the purchase of satellite and terrestrial links from third parties for approximately $14.0 million and $14.1 million through 2015 and 2009, respectively. The Company has commitments to purchase communications and data center equipment amounting to approximately $5.5 million at September 30, 2006.

The Holding Company is a guarantor of the Senior Secured Notes issued by its subsidiaries and other financing agreements entered by certain of its subsidiaries. At September 30, 2006, the aggregate balance outstanding that has been guaranteed by the Holding Company was approximately $106.5 million (see Note 7).

The Company maintains commercial insurance policies which serve to guarantee certain of the Company’s performance obligations for services under some public and private contract bids which total approximately $51.7 million as of September 30, 2006.

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

On September 12, 2006, the tax authorities of the city of Buenos Aires, Argentina, sent the Company a tax assessment for the third quarterly installment of 2006 relating to a purported tax for the use of the air space in and around the city in respect of the Company’s antennas and supporting structures in the amount of $1.7 million. Included in the notice there was a statement of additional assessments covering earlier years (2003 through 2005) and the first two quarters of 2006. The total amount for these earlier periods was $29.4 million. The Company had previously received two notices from the city for these types of taxes, both in 2005, one of which related to the second quarter of fiscal 2005 and the other of which related to the fiscal year 2003, which followed a request from the city in 2003 for information regarding the ownership by the Company of antennas in the city for purposes of imposition of the tax. The Company has formally objected to the legality of the tax and has rejected each of the noticies in an administrative proceeding. The Company learned in July 2005 that the city had rejected the Company’s objection to the legality of the tax through a “Providencia” which also has been rejected by the Company and is also the subject of the administrative proceeding. The Company believes, based on its analysis of the issue and advice of its legal counsel, that no tax is owed and the Company intends to vigorously defend against any requirement that it pay the tax.

13. GUARANTOR FINANCIAL INFORMATION

The financial information of IMPSAT Argentina, a guarantor subsidiary of the Holding Company’s Series A 6% Senior Guaranteed Notes due 2011 and Series B 6% Senior Guaranteed Notes due 2011, as of December 31, 2005 and September 30, 2006 and for the three and nine months ended September 30, 2005 and 2006 is shown in a separate column in the accompanying consolidating financial information, as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,026	$3,300	$19,744		$24,070
Trade accounts receivable, net		12,169	23,643		35,812
Other receivables		32,722	50,896	$(72,834)	10,784
Prepaid expenses	203	526	2,333	(238)	2,824

Total current assets	1,229	48,717	96,616	(73,072)	73,490

PROPERTY, PLANT AND EQUIPMENT, Net		68,242	241,650		309,892

NON-CURRENT ASSETS:
Investments	50,108			(50,108)
Other non-current assets	109,883	6,951	9,206	(109,879)	16,161

Total non-current assets	159,991	6,951	9,206	(159,987)	16,161

TOTAL	$161,220	$123,910	$347,472	$(233,059)	$399,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$22,913	$23,995	$64,088	$(64,916)	$46,080
Short-term debt			2,168		2,168
Current portion of long-term debt		9,308	8,296		17,604
Interest payable	1,626	5,989	10,304	(7,466)	10,453
Accrued and other liabilities	33	9,739	34,045	(8,950)	34,867

Total current liabilities	24,572	49,031	118,901	(81,332)	111,172
LONG-TERM DEBT, Net	92,903	42,876	92,552		228,331
OTHER LONG-TERM LIABILITIES		18,589	99,321	(101,615)	16,295

Total liabilities	117,475	110,496	310,774	(182,947)	355,798
STOCKHOLDERS’ EQUITY	43,745	13,414	36,698	(50,112)	43,745

TOTAL	$161,220	$123,910	$347,472	$(233,059)	$399,543

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2006

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,949	$1,205	$14,560		$18,714
Trade accounts receivable, net		12,711	27,547		40,258
Other receivables	8,245	35,404	50,268	$(82,240)	11,677
Prepaid expenses	316	726	4,555	(2,299)	3,298

Total current assets	11,510	50,046	96,930	(84,539)	73,947

PROPERTY, PLANT AND EQUIPMENT, Net		63,081	237,101	(122)	300,060

NON-CURRENT ASSETS:
Investments	46,001		(72)	(45,929)
Other non-current assets	103,166	7,982	21,425	(113,628)	18,945

Total non-current assets	149,167	7,982	21,353	(159,557)	18,945

TOTAL	$160,677	$121,109	$355,384	$(244,218)	$392,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$27,631	$19,586	$75,027	$(68,193)	$54,051
Short-term debt			2,122		2,122
Current portion of long-term debt		9,308	23,142		32,450
Current portion of deferred revenue			881		881
Interest payable	554	3,113	7,181	(7,255)	3,593
Accrued and other liabilities	6,801	15,333	35,804	(9,930)	48,008

Total current liabilities	34,986	47,340	144,157	(85,378)	141,105
LONG-TERM DEBT, Net	92,903	41,190	72,244		206,337
DEFERRED REVENUES, Net			7,012		7,012
OTHER LONG-TERM LIABILITIES	10,462	25,182	93,314	(112,786)	16,172

Total liabilities	138,351	113,712	316,727	(198,164)	370,626
STOCKHOLDERS’ EQUITY	22,326	7,397	38,657	(46,054)	22,326

TOTAL	$160,677	$121,109	$355,384	$(244,218)	$392,952

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
NET REVENUES:
Broadband and satellite		$8,796	$39,964	$(4,588)	$44,172
Internet		2,166	6,828	(1,121)	7,873
Value added services		3,773	5,213	(2,635)	6,351
Telephony		4,797	3,727	(1,945)	6,579
Sales of equipment		12	421		433

Total net revenues		19,544	56,153	(10,289)	65,408

COSTS AND EXPENSES:
Direct costs:
Contracted services		2,312	6,449	(2,160)	6,601
Other direct costs		2,331	4,683		7,014
Leased capacity		5,822	18,534	(5,593)	18,763
Cost of equipment sold		19	356		375

Total direct costs		10,484	30,022	(7,753)	32,753
Salaries and wages		3,135	8,965		12,100
Selling, general and administrative	$2,756	1,595	3,951	(2,536)	5,766
Depreciation and amortization		3,032	10,931		13,963

Total costs and expenses	2,756	18,246	53,869	(10,289)	64,582

Operating (loss) income	(2,756)	1,298	2,284		826

OTHER INCOME (EXPENSES):
Interest income	1,274	31	194	(1,249)	250
Interest expense	(1,415)	(2,437)	(4,769)	1,249	(7,372)
Net gain on foreign exchange	(5)	(69)	4,436		4,362
Equity in income of affiliates	(2,204)		408	1,796
Other (loss), net	(57)	(32)	(1,297)		(1,386)

Total other (expenses) income	(2,407)	(2,507)	(1,028)	1,796	(4,146)

(LOSS) INCOME BEFORE INCOME TAXES	(5,163)	(1,209)	1,256	1,796	(3,320)
PROVISION FOR FOREIGN INCOME TAXES			(1,843)		(1,843)

NET LOSS	$(5,163)	$(1,209)	$(587)	$1,796	$(5,163)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
NET REVENUES:
Broadband and satellite		$7,967	$42,346	$(4,850)	$45,463
Internet		2,269	8,435	(1,572)	9,132
Value added services		3,673	8,079	(2,415)	9,337
Telephony		4,874	3,828	(1,774)	6,928
Sales of equipment		5	213		218

Total net revenues		18,788	62,901	(10,611)	71,078

COSTS AND EXPENSES:
Direct costs:
Contracted services		2,222	6,951	(2,488)	6,685
Other direct costs		2,245	6,514	(19)	8,740
Leased capacity		6,015	18,760	(5,571)	19,204
Cost of equipment sold		10	177	(2)	185

Total direct costs		10,492	32,402	(8,080)	34,814
Salaries and wages	$3,828	3,269	9,711	—	16,808
Selling, general and administrative	2,807	1,717	4,308	(2,531)	6,301
Depreciation and amortization		3,036	13,136	—	16,172

Total costs and expenses	6,635	18,514	59,557	(10,611)	74,095

Operating (loss) income	(6,635)	274	3,344		(3,017)

OTHER INCOME (EXPENSES):
Interest income	1,031	24	444	(1,224)	275
Interest expense	(1,596)	(2,579)	(4,437)	1,224	(7,388)
Net (loss) gain on foreign exchange		21	(2,651)	—	(2,630)
Equity in income of affiliates	(5,780)	—	(6,070)	11,850
Other (expense) income net	(4,487)	(35)	132	(121)	(4,511)

Total other (expenses) income	(10,832)	(2,569)	(12,582)	11,729	(14,254)

LOSS BEFORE INCOME TAXES	(17,467)	(2,295)	(9,238)	11,729	(17,271)
PROVISION FOR FOREIGN INCOME TAXES		—	(196)	—	(196)

NET LOSS	$(17,467)	$(2,295)	$(9,434)	$11,729	$(17,467)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated
NET REVENUES:
Broadband and satellite		$25,628	$115,635	$(13,226)	$128,037
Internet		5,944	20,210	(3,954)	22,200
Value added services		10,935	13,818	(7,606)	17,147
Telephony		13,768	11,586	(6,634)	18,720
Sales of equipment		40	594		634

Total net revenues		56,315	161,843	(31,420)	186,738

COSTS AND EXPENSES:
Direct costs:
Contracted services		6,735	17,296	(6,144)	17,887
Other direct costs		6,581	14,376		20,957
Leased capacity		18,006	55,876	(17,934)	55,948
Cost of equipment sold		41	538	(7)	572

Total direct costs		31,363	88,086	(24,085)	95,364
Salaries and wages	$440	9,445	27,462		37,347
Selling, general and administrative	8,507	4,860	10,871	(7,335)	16,903
Depreciation and amortization		8,649	31,706		40,355

Total costs and expenses	8,947	54,317	158,125	(31,420)	189,969

Operating (loss) income	(8,947)	1,998	3,718		(3,231)

OTHER INCOME (EXPENSE):
Interest income	4,222	63	533	(3,966)	852
Interest expense	(4,208)	(6,390)	(15,461)	3,966	(22,093)
Net gain (loss) on foreign exchange	7	(207)	15,832		15,632
Equity in income of affiliates	(7,593)		1,586	6,007
Other income (loss), net	(3,835)	(197)	(2,705)		(6,737)

Total other (expense) income	(11,407)	(6,731)	(215)	6,007	(12,346)

(LOSS) INCOME BEFORE INCOME TAXES	(20,354)	(4,733)	3,503	6,007	(15,577)
PROVISION FOR FOREIGN INCOME TAXES			(4,777)		(4,777)

NET LOSS	$(20,354)	$(4,733)	$(1,274)	$6,007	$(20,354)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
NET REVENUES:
Broadband and satellite		$24,662	$125,178	$(13,920)	$135,920
Internet		6,721	24,346	(4,728)	26,339
Value added services		10,840	23,347	(8,642)	25,545
Telephony		13,726	11,286	(4,893)	20,119
Sales of equipment		74	1,077	—	1,151

Total net revenues		56,023	185,234	(32,183)	209,074

COSTS AND EXPENSES:
Direct costs:
Contracted services		6,593	19,166	(7,524)	18,235
Other direct costs		6,854	19,654	(755)	25,753
Leased capacity		17,190	55,896	(16,308)	56,778
Cost of equipment sold		89	489	(2)	576

Total direct costs		30,726	95,205	(24,589)	101,342
Salaries and wages	$4,600	9,897	30,223	—	44,720
Selling, general and administrative	8,826	5,024	11,812	(7,594)	18,068
Depreciation and amortization	—	8,833	34,867	—	43,700

Total costs and expenses	13,426	54,480	172,107	(32,183)	207,830

Operating (loss) income	(13,426)	1,543	13,127		1,244

OTHER INCOME (EXPENSES):
Interest income	3,555	93	1,236	(4,142)	742
Interest expense	(4,972)	(7,571)	(15,007)	4,142	(23,408)
Net (loss) gain on foreign exchange	—	(63)	6,943	—	6,880
Equity in income of affiliates	(2,300)	—	(4,592)	6,892	—
Other (expense) income net	(6,095)	(18)	(590)	(122)	(6,825)

Total other (expenses) income	(9,812)	(7,559)	(12,010)	6,770	(22,611)

(LOSS) INCOME BEFORE INCOME TAXES	(23,238)	(6,016)	1,117	6,770	(21,367)
PROVISION FOR FOREIGN INCOME TAXES	—	—	(1,871)	—	(1,871)

NET LOSS	$(23,238)	$(6,016)	$(754)	$6,770	$(23,238)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(19,268)	$14,102	$62,349	$(38,432)	$18,751
Cash flows provided by (used in) investing activities		(5,682)	(56,932)	38,432	(24,182)
Cash flows provided by (used in) financing activities	(21,049)	(11,236)	(5,915)		(38,200)
Effect of exchange rate change on cash and cash equivalents	850		(1,080)		(230)

Net decrease in cash and cash equivalents	(39,467)	(2,816)	(1,578)		(43,861)
Cash and cash equivalents at beginning of the period	39,775	3,835	20,045		63,655

Cash and cash equivalents at end of the period	$308	$1,019	$18,467	$—	$19,794

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(8,275)	$(3,448)	$47,559	$(8,969)	$26,867
Cash flows provided by (used in) investing activities		(3,656)	(21,811)	(122)	(25,589)
Cash flows provided by (used in) financing activities	9,151	5,009	(29,354)	9,091	(6,103)
Effect of exchange rate change on cash and cash equivalents	1,047		(1,578)		(531)

Net increase (decrease) in cash and cash equivalents	1,923	(2,095)	(5,184)		(5,356)
Cash and cash equivalents at beginning of the period	1,026	3,300	19,744		24,070

Cash and cash equivalents at end of the period	$2,949	$1,205	$14,560	$—	$18,714