Form 10-K
period 2006-12-31
IMPSAT FIBER NETWORKS INC
filed 2007-04-09
CIK 1022329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is large accredited filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☒    NO  ☐

The aggregate market value of our common stock held by non-affiliates was approximately $61.2 million as of June 30, 2006, the last business day of our most recently completed second fiscal quarter (based upon the closing price for the common stock as reported on such date by the Nasdaq Over-the-Counter Bulletin Board).

There were 10,153,231 shares of common stock outstanding on March 31, 2007.

In this Report, “Company,” “IMPSAT,” “we,” “us” and “our” refer to IMPSAT Fiber Networks, Inc. and its subsidiaries.

PART I

Item 1.	BUSINESS

General

We are a provider of private network telecommunications, Internet and information technology services to over 4,700 corporate and government clients in Latin America. We offer integrated data transmission, data center and value added services, Internet solutions and voice solutions, with an emphasis on broadband transmission, for national and multinational companies, financial institutions, governmental entities and other business customers. We have operations in Argentina, Colombia, Venezuela, Ecuador, Brazil, Chile, Peru and the United States. Through these operations, we provide our customers with services throughout Latin America and the Caribbean. We provide our services through our networks, which consist of owned fiber optic and wireless links, teleports, data centers and earth stations and leased fiber optic and satellite links.

We have an extensive pan-Latin American infrastructure, comprised of our Broadband Network (as defined below) and data center facilities. At December 31, 2006, our Broadband Network (“Broadband Network”) consisted of 15 metropolitan area fiber optic networks and wireless links extending over 1,000 route kilometers in some of the largest cities in Latin America, long-haul fiber optic backbones in Brazil, Argentina, Chile and Colombia extending over 8,880 route kilometers and capacity on undersea cable systems. Our Broadband Network enables connections between and among major Latin American countries, combined with satellite capabilities, global telecommunications connections and Internet access connecting major cities to other locations in Latin America, the Caribbean and the United States. Our extensive infrastructure also includes 15 data centers (“Data Centers”) owned and operated by us, located in the largest cities in Argentina, Brazil, Colombia, Peru, Ecuador, Chile and Venezuela, which complement the Broadband Network.

Our comprehensive solutions consist of any combination of our service offerings, including the enhanced and additional services that we are able to offer using our Broadband Network and Data Center facilities. Our Broadband Network supports a variety of advanced transmission technologies including Dense Wave Division Multiplexing, or DWDM, Asynchronous Transfer Mode, or ATM, Multi-protocol Label Switching, or MPLS and Internet Protocol, or IP. Through our Data Centers, we are able to manage mission critical applications and co-location services to carriers, including the rental of secure space, equipment provisioning and operation maintenance services and interconnections in meet-me-room facilities.

History

Our operations began in Argentina in 1990 under the name IMPSAT S.A. (“IMPSAT Argentina”). We began expanding our operations outside of Argentina with the establishment of operations in Colombia, IMPSAT S.A. (“IMPSAT Colombia”) in 1991, and Venezuela, Telecomunicaciones Impsat S.A. (“IMPSAT Venezuela”) in 1992. In 1994, IMPSAT Corporation was organized as a Delaware holding company to combine the then-current Impsat businesses in Argentina, Colombia and Venezuela and its future businesses. Thereafter, new operating subsidiaries were created in Ecuador, Impsatel del Ecuador S.A. (“IMPSAT Ecuador”) in 1994, the United States, IMPSAT USA, Inc. (“Impsat USA”) in 1995, and Brazil, Impsat Comunicacoes Ltda. (“IMPSAT Brazil”) in 1998. In January 2000, we changed our Company’s name from IMPSAT Corporation to IMPSAT Fiber Networks, Inc. During 2001, we commenced operations in Chile, Impsat Chile S.A. (“IMPSAT Chile”), and Peru, Impsat Peru S.A. (“IMPSAT Peru”).

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

Proposed Acquisition of the Company by Global Crossing

The Merger

On October 26, 2006, we entered into a definitive agreement with Global Crossing Limited, a Bermuda corporation (“Global Crossing”) and GC Crystal Acquisition, Inc., a Delaware corporation (“MergerCo.”), a wholly owned subsidiary of Global Crossing (the “Merger Agreement”) to be acquired in a merger transaction (the “Merger”). Under the terms of the Merger Agreement, our stockholders will receive $9.32 in cash, without interest, for each share of our common stock they hold (the “Merger Consideration”). Each outstanding option or warrant to purchase our common stock of a per share exercise price lower than the Merger Consideration will be converted into the right to receive a cash amount equal to the Merger Consideration less the exercise price for such option or warrant, as the case may be, net of any applicable taxes. In addition, Global Crossing will refinance, purchase, defease, repay or assume the Company’s outstanding indebtedness as of the effective time of the Merger. As a result of the Merger, the Company will become a wholly-owned subsidiary of Global Crossing and will cease to be a public company.

We expect the Merger to be completed before May 25, 2007 after the satisfaction or waiver of the conditions precedent set forth in the Merger Agreement, including the receipt of the remaining regulatory approval in Venezuela. On February 22, 2007, the parties amended the Merger Agreement, among other things, to extend the date by which either party may terminate the Merger Agreement, from March 26, 2007 to April 16, 2007, to allow for more time to satisfy the conditions precedent (the “Final Termination Date”). On March 15, 2007, the parties further amended the Merger Agreement to additionally extend the Final Termination Date to May 25, 2007, coincident with the date on which an affiliate of Global Crossing is required to redeem certain notes if the Merger Agreement has not theretofore closed.

Upon the closing of the Merger, shares of our common stock will be held by Global Crossing and will no longer be traded on the Nasdaq OTC Bulletin Board. See “Recent Developments” and “Forward Looking Statements” for additional information. The Merger Agreement contains certain termination rights for both us and Global Crossing. The Merger Agreement provides that in certain circumstances, upon termination, we would be required to pay Global Crossing a termination fee of $5,000,000. A more detailed description of the Merger Agreement is available in the Current Report on Form 8-K that we filed with the SEC on October 30, 2006.

In connection with the Merger Agreement, Morgan Stanley & Co., Incorporated (“Morgan Stanley”), W.R. Huff Asset Management Co., LLC (“WR Huff”), as well as several of our officers and a director (in their capacities as either a stockholder and/or beneficial owner of our common stock and/or a noteholder), entered into support agreements with Global Crossing. Pursuant to the support agreements, the parties agreed to support and vote in favor of the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement and WR Huff and Morgan Stanley agreed to tender all of their Series A 6% Senior Guaranteed Senior Notes due 2011 (the “Series A Notes”) and Series B 6% Senior Guaranteed Senior Notes due 2011 (the “Series B Notes”) in the offer to purchase the Series A Notes and the Series B Notes as contemplated in the Merger Agreement. The support agreements will terminate upon the earlier of the consummation of the Merger or the termination of the Merger Agreement. The Merger Agreement and the forms of the support agreements are attached as an exhibit to a Current Report on Form 8-K filed by us with the SEC on October 30, 2006.

Stockholder Merger Approval

A special meeting of the Company’s stockholders was held on January 17, 2007, and the shareholders voted in favor of the adoption of the Merger Agreement. The results of the stockholder meeting were reported in a Current Report on Form 8-K filed by us with the SEC on January 17, 2007.

Tender Offer

Pursuant to the terms of the Merger Agreement, we commenced an offer to purchase all of the outstanding Series A Notes and Series B Notes at 101% of the outstanding principal amount thereof, plus accrued interest thereon (if any) to the payment date. The closing of the offer to purchase is contingent upon the occurrence of the closing of the Merger.

Consent Solicitation

In addition, we commenced a separate consent solicitation with respect to each of the indentures for the Series A Notes and Series B Notes, which sought certain amendments to the indentures that will only become effective upon consummation of the Merger. Because we received the requisite consents from the holders of the Series A Notes and the holders of the Series B Notes, the Company executed and delivered supplemental indentures, which set forth the amendments to the indentures governing the Notes. The results of the consent solicitation along with the supplemental indentures were filed on a Current Report on Form 8-K filed by us with the SEC on November 17, 2007.

Our Organizational Structure

Our organizational structure currently consists of four operational units, as follows:

•	Sales & Services, which is responsible for sales and for ensuring customer satisfaction with our services;

•	Products & Marketing, which manages our comprehensive portfolio of products, product upgrades, new product development and launches;

•	Network Operations, which manages our telecommunications infrastructure and searches for the most efficient technologies available in the market; and

•

Corporate Services, which provides support to our Sales and Services, Product and Marketing and Network Operations units through its five subdivisions: Administration and Audit, Finance and Treasury, Human Resources, Planning and Control and Process and Information Technology.

The objective of these units is to provide consistent delivery of services to our customers across the Company. These units have served, and are expected to continue to serve, as the foundation for our success and sustained growth. Our current structure enables us to focus on our customers’ needs and clearly define accountability within our organization. Furthermore, it assists us in controlling our expenses and investments and attaining operational efficiency. We believe this structure has played an important role in the Company’s achievements, which we expect will continue into 2007.

Our Services

Our comprehensive solutions consist of any combination of our service offerings, including the enhanced and additional services that we are able to offer using our Broadband Network and Data Center facilities. These service offerings are currently classified into four categories, specifically, broadband and satellite data transmission services, value added services, Internet services, and telephony services, which are more fully described below.

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

•

Connection Services. We provide our customers with IP multiple protocol label switching (“IP MPLS”) services, clear channels, frame relay services and ATM services to support their specific transmission requirements. Increasingly, companies are selecting IP Services to meet their transmission requirements. IP MPLS, frame relay and ATM services are typically purchased by customers requiring the reliable and rapid transmission of voice, data and video traffic. Clear channels are typically purchased by customers that constantly transmit large amounts of such traffic. For corporate customers, speed connections vary from low capacity (sub-rates) to 100 Mbps. For Carriers, bandwidth may go up to 10 gigabits per second. We are able to access customers with multiple technologies, such as copper, wireless, fiber and satellite.

•

Private Network Services. For customers that require significant bandwidth and reliable data transmission between a number of sites, we offer customized private networks that combine fiber optic, fixed wireless and satellite technology. Our IP MPLS transport capabilities allow us to offer a variety of other integrated services including, VoIP, video conferencing, network monitoring, trouble shooting reports, quality control and other value added services. Our consultative sales process ensures that each private network is designed to meet the evolving specific business and systems requirements of each customer. In addition, we offer an outsourcing solution for customers without technical personnel, or who choose not to operate, manage and maintain their own telecommunications networks.

Value Added Services. We offer value added services, including managed security and applications hosting services through our advanced data center facilities. We also offer information technology solutions and data center services designed to facilitate our customers’ needs and optimize our customers’ business processes.

•

Data Center Services. We have established 15 data center facilities that offer hosting services by integrating our broadband services with advanced value added solutions in the region. We offer our clients a complete set of data center services ranging from housing and hosting, to more complex managed solutions, including disaster recovery, applications management, business continuity, and security services, in order to manage mission critical applications. We also offer co-location services to carriers, including the rental of secure space, equipment provisioning and operation, maintenance services and interconnections in meet-me-room facilities.

•

Information Technology Solutions. As part of our end-to-end solutions, we also offer a variety of information technology services, including the design and implementation of business continuity solutions, disaster recovery and managed security services and other consulting services. As companies increasingly rely on their networks and attacks are more frequent and sophisticated, information security has become indispensable. Our managed security portfolio goes from a basic firewall to a complex consultancy to comply with the International Organization for Standardization’s standard 27001. These offerings are differentiated through our infrastructure and our specialists’ skills, which address our customers’ needs with a consultancy approach.

Internet Services. We have offered Internet access services to corporate and ISP customers since 1996. Our Broadband Network links our Latin American Internet backbone, which is managed as a single autonomous system, to the U.S. Internet through our U.S.-based point of presence using our fiber optic and leased satellite links.

•

Corporate Internet Services. As part of providing our customers with a total telecommunications solution, we currently offer our corporate customers Internet access services including line provisioning, managed security services and consulting, media streaming services, equipment provisioning and installation, primary and secondary domain registration and maintenance and technical support.

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

Telephony Services. We provide switched telephony services as permitted by the licenses granted in the countries in which we operate. In Argentina, Brazil and Peru we offer basic local and long distance services as well as a complete portfolio of value added services, including toll-free numbers, calling cards, VoIP services, public telephony and wholesale long distance services to carriers. In Chile and the United States, we only offer wholesale international long-distance, and we are interconnected with major international carriers. The switching platform that supports the telephony operations includes both traditional circuit and new packet switching technologies. Through this platform, we offer managed services, such as virtual and hosted PBX, web conferencing and broadband telephony.

The following table shows our Company’s net revenues breakdown by service for the years ended December 31, 2004, 2005 and 2006:

	December 31, 2004	December 31, 2005	% change(1)	December 31, 2006	% change(1)
	(dollar amounts in thousands)
Broadband and satellite	$161,964	$172,852	6.7%	$184,668	6.8%
Internet	26,125	30,591	17.1	36,063	17.9
Value added services(2)	16,674	24,874	49.2	35,755	43.7
Telephony	21,673	24,967	15.2	27,293	9.3

Total net revenues from services	$226,436	$253,284	11.9%	$283,779	12.0%

(1)	Increase (decrease) compared to previous year.
(2)	“Value added services” includes revenues from our data center services, systems integration and other information technology solutions services.

Our Infrastructure

Our infrastructure is comprised of a fully integrated terrestrial fiber optic network, long-haul, high capacity fiber optic backbones and capacity on undersea cable systems, all enabling connections between and among major Latin American countries, combined with satellite capabilities, global telecommunications connections and Internet access connecting major cities to other locations in Latin America, the Caribbean and the United States, and fifteen advanced data center facilities throughout major cities in Latin America. We also maintain Network, Data Center and Security Operations Centers to monitor and manage service performance, and offer additional value added services. Our extensive infrastructure, which is adaptable to new technologies, allows us to offer customers an array of interconnection and service solutions, high quality services and the support of a reputable and reliable telecommunications provider. Our infrastructure also reduces our costs for leased satellite capacity and leased telecommunications links as a percentage of our net revenues, creates a high capacity, pan-Latin American IP backbone and allows us to cost-effectively develop new solutions to meet the changing needs of, and offer more bandwidth intensive services to, our customers.

The Broadband Network

Metropolitan Area Networks. We operate 15 metropolitan area networks, composed of a combination of fiber optic and microwave links, covering a total of more than 1,000 route kilometers. Our first metropolitan area network was established in Buenos Aires, Argentina in 1990. In addition, we currently provide services over our metropolitan area networks in

Córdoba, Mendoza and Rosario, Argentina; Bogotá, Medellín and Cali, Colombia; Rio de Janeiro, Curitiba, São Paulo and Belo Horizonte, Brazil; Caracas, Venezuela; Quito and Guayaquil, Ecuador; and Lima, Peru.

Fiber Optic Long-Haul Capacity. The long-haul segment of our Broadband Network, which comprises a seamless long-haul, high capacity fiber optic backbone extending over 8,880 route kilometers, stretches from Santiago, Chile to Buenos Aires, Argentina, passing through Mendoza, Córdoba and Rosario; in Brazil, it covers Curitiba, Belo Horizonte, Rio de Janeiro and São Paulo. It also includes a fiber optic connection between Paraná, Argentina and Curitiba, Brazil, which is currently unlit. We also own and operate a long haul fiber optic network connecting the cities of Cali, Medellín and Bogotá in Colombia. To link the Broadband Network to other parts of Latin America and the world, we have purchased IRU capacity on Global Crossing’s undersea digital fiber optic cable systems (and associated terrestrial capacity) between the United States and Latin America, including Global Crossing’s South American network, as well as leased capacity from other undersea fiber optic cable operators. This capacity enables us to transmit telecommunications traffic seamlessly from the United States to major countries in South America using the latest fiber optic technology.

Teleports. We own or lease, and operate, teleports in Buenos Aires, Argentina; São Paulo, Brazil; Bogotá, Colombia; Caracas, Venezuela; Quito, Ecuador; Lima, Peru; and Fort Lauderdale, Florida, United States. We also own and operate regional teleports in Mendoza, Córdoba, Rosario, Argentina; Medellín, Cali Colombia; Guayaquil, Ecuador; and Rio de Janeiro and Curitiba, Brazil, as well as operate over 150 other small network nodes.

Satellite Services. Our satellite systems use both C-band (4-6 GHz) and Ku-band (11-14 GHz) frequencies. As of December 31, 2006, we had a total available leased capacity of approximately 633 MHz. We will contract additional leased satellite capacity if business requires. A portion of our satellite capacity is leased by our wholly-owned subsidiary, International Satellite Capacity Holding, Ltd. This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries. We believe that this method of centralizing our leasing of telecommunications capacity provides us with better terms. We are currently in the process of upgrading the technologies used to provide satellite services, which we believe will allow us to optimize our satellite capacity.

The Data Centers

To complement our Broadband Network, we operate 15 advanced data center hosting facilities with an aggregate of approximately 500,000 gross square feet, including functional facilities, building shell, space for new modules, and corresponding office space, in major cities in Latin America. These facilities, which are capable of supporting advanced application hosting services, are located in Buenos Aires, Mendoza, Córdoba and Rosario, Argentina; São Paulo, Rio de Janeiro and Curitiba, Brazil; Santiago, Chile; Fort Lauderdale, Florida, United States; Bogotá and Cali, Colombia; Caracas, Venezuela; Quito and Guayaquil, Ecuador; and Lima, Peru.

Data center services are managed through our Data Center Operations Centers (“DOCs”), which currently are responsible for the delivery, service, support and operations processes of every data center in the region and the management of service level agreements for data center services, seven days a week, 24 hours a day. Following the consummation of the Merger, however, our U.S. data center will only be managed through a DOC that is located in the United States, pursuant to an amendment to Global Crossing’s existing Network Security Agreement (defined below). See “Business—Regulation.” Our processes and procedures are based on the Information Technology Infrastructure Library (“ITIL”), the international standards for IT operations, and overseen by highly-skilled personnel. The DOCs enable customers to delegate IT operations and support to a specialized company to provide services in world-class data centers, and focus on their core business.

In addition, we maintain a Security Operation Center (“SOC”), operating seven days a week, 24 hours a day, which offers monitoring and management of systems to detect viruses, worms and illegal access and real time intrusion detection and vulnerability management to prevent attacks before they can be executed and cause costly damage. The SOC provides analysis, implementation and maintenance of security polices, on-line follow up, auditing of security policies, executive and technical reports, incident response and crisis management. The SOC offers the customer the ability to outsource its monitoring and administration requirements and to maintain a single point of contact for security administration.

Network Operation Centers

To monitor our network and the provision of services to our customers, we have local Network Operations Centers (“NOCs”) in each country in which we operate. The NOCs support local network operations by offering customer service and technical support 24 hours a day, 7 days a week. We also maintain a global network operations center (“GNOC”) in Argentina. The GNOC proactively monitors the backbone throughout the region and works in conjunction with the local NOCs to resolve issues detected.

Customers

Overview. We have grown rapidly since the commencement of our operations in 1990. Our customer base has increased from 125 corporate customers in two countries at December 31, 1992 to 4,718 corporate customers in eight countries at December 31, 2006. Larger entities, which often have significant needs for reliable, cost- effective data transmissions and other telecommunications services, were the first to use our customized telecommunications services. As a result, a significant portion of our revenues has been derived from our largest customers. A significant number of our customers, including a number of our largest customers, are in Argentina and Colombia, which, having commenced in 1990 and 1992, respectively, are the locations of our longest-standing operations. Our customer base in Brazil has grown from 48 at the end of 1998 to 533 at the end of 2006. As our business further matures and as we extend the operation of the Broadband Network, we expect that the average size of our customers will decline.

Our customers consist of leading national and multinational corporations and private sector companies, financial institutions, major governmental agencies, and carriers, including Global Crossing Ltd., Instituto Nacional de Hipodromos, British Telecom, Petrobras and HSBC. These customers typically have complex telecommunications and IT needs that require customized solutions and high level of customer satisfaction. Our ten largest customers accounted for approximately 21.4% of our revenues in 2006 and approximately 19.7% in 2005.

Our ten largest customers as of December 31, 2006 were:

•	subsidiaries of Global Crossing Ltd., a Bermuda-headquartered corporation that offers carrier and wholesale telecommunications services over worldwide terrestrial and submarine fiber optic networks;

•	British Telecom, one of Europe’s leading providers of telecommunications services;

•

Petrobras, Brazil’s largest industrial corporation, a global integrated energy company that explores, produces, refines, markets and transports petroleum and its by-products worldwide, with operations in 11 other countries;

•	Corporacion Nacional de Ahorro y Vivienda, or Conavi, one of Colombia’s largest financial institutions;

•	Instituto Nacional de Hipodromos, a Venezuelan horse racing track;

•	subsidiaries of AT&T, Inc., one of the global leaders in local, long distance, Internet and transaction-based voice and data services;

•	subsidiaries of Telefónica S.A., a global telecommunications operator, offering local and long distance, cellular, and Internet and transaction-based voice and data services;

•	HSBC Bank Brasil S.A., one of the largest privately-owned banks in Brazil;

•	AMERICANAS.COM S/A COMÉRCIO ELETRÔNICO, one of the largest companies focused on retail commerce through Internet, telephone, catalogue and television services in Latin America; and

•	Government of the Province of Buenos Aires, the local government of the Province of Buenos Aires.

The following table shows our customer concentration by country as of the dates indicated.

Country	As of December 31,
	2004		2005		2006
	(number of customers and percentage of total)
Argentina	1,236	37.3%	1,842	42.5%	2,087	44.2%
Colombia	788	23.8	839	19.4	762	16.2
Brazil	451	13.6	502	11.6	533	11.3
Venezuela	200	6.0	244	5.6	284	6.0
Ecuador	263	7.9	401	9.2	466	9.9
USA	85	2.6	100	2.3	93	2.0
Chile	113	3.4	126	2.9	125	2.6
Peru	178	5.4	282	6.5	368	7.8

Total	3,314	100%	4,336	100%	4,718	100%

Customer Contracts. Our contracts with our customers have in the past typically ranged in duration from six months to five years and have generally been three-year contracts. Our top 30 customers have had contracts with us for an average length of approximately 7 years.

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

Sales, Marketing and Customer Services

We view our relationship with our customers as a long-term partnership in which customer satisfaction is of paramount importance. For this reason, we have organized our sales and marketing efforts to focus on our target customer groups, developed a tiered approach to customer service, and integrated our sales, marketing and customer service functions. We emphasize the highest quality in our sales, marketing and customer services and an enduring commitment to providing fast and flexible responses to customer demands.

Sales & Marketing

We have 563 employees in our sales and marketing group (including a sales force of 173), who are focused on three types of customers: (i) multi-national corporations, large established national companies (segregated by industry sector) and government agencies; (ii) carriers and wholesale customers; and (iii) small and medium-sized companies in specific sectors.

The sales team assigned to multi-national corporations, large established national companies and government agencies is further subdivided and assigned to specific industries, including Financial Services, Oil & Gas, Retail, Utilities, Technology and Government. Its approach is consultative, offering customized and integrated solutions, and focuses on establishing a long-term partnership with these customers, enabling both up-selling and cross-selling opportunities. The sales teams assigned to carriers and wholesale customers focus on developing strategic partnerships to meet large volume requirements on a commoditized basis for incorporation into their product offerings. The sales team assigned to small and medium-sized companies in specific sectors focuses on identifying new customer opportunities, offering customers customized solutions utilizing standard products and bundling of services. We also use the services of third-party sales representatives to assist in generating sales and to manage the contractual process with potential customers.

In addition to their sales responsibilities, our sales teams are deeply involved in the post-sale customer service function.

Customer Service

In order to efficiently meet the customer service needs of our customers, we adapt and tailor our customer service function to match the scale and complexity of the solutions we provide, as specified below.

•

Customers that utilize complex, customized solutions composed of a variety of different services are assigned a multi-task customer service team, comprised of a sales executive and service delivery and assurance engineers. This team’s objective is to develop and maintain long-term, cooperative relationships with these customers and to provide us with an in-depth understanding of the customer’s evolving telecommunications service requirements and levels of service satisfaction. This team oversees all phases of initial customer contact, service planning, installation and ongoing service.

•

Customers who require standardized or bundled solutions are serviced by dedicated sales teams with shared centralized support, along with available assistance from our call centers, which operate 24 hours a day, 365 days a year.

Competition

We compete on the basis of our experience, network quality and coverage, customer service, range of services offered and price. Our competitors fall into four broad categories:

•	the monopoly public telephony operators (“PTOs”) in each country where we operate;

•	other large international telecommunications carriers;

•	companies that operate competing satellite and terrestrial data transmission businesses; and

•	information technology providers.

The PTOs have extended their focus beyond local and long-distance telephony services, dedicating resources towards the private telecommunications network systems segment, our primary target segment. PTOs generally have significant competitive advantages, including (i) close ties with national regulatory authorities, (ii) control over connections to local telephone lines, (iii) the ability to subsidize competitive services with revenues generated from other services they provide on a monopoly or duopoly basis and (iv) a reluctance of regulators to adopt policies and grant regulatory approvals that will result in increased competition.

Additionally, other major telecommunications carriers, including PTOs, have entered, or indicated their intention to enter, the Latin American telecommunications market as deregulation in Latin America and elsewhere opens new market opportunities. In particular, PTOs, including Telmex in Mexico and Telefonica in Spain have expanded their regional presence through acquisitions of competitors in specific countries.

We believe that by maintaining our position as a reliable, high quality provider of telecommunications services, while strengthening the quality of our network and the breadth of service offerings through our Broadband Network, we will be able to maintain our current customers and successfully attract new customers, even with competition from the PTOs and other international carriers entering our market.

We believe that we are able to compete successfully in data transmission services because we offer a broad array of services, provide high quality, custom-designed services that are tailored to meet the specific needs of each customer and have a greater geographical footprint for our Broadband Network than our current competitors among these providers.

By delivering end-to-end solutions through our data center and broadband infrastructure, we compete with large international IT vendors and local integrators by capitalizing on the convergence of telecommunications and IT services.

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

•	System integration and outsourcing providers IBM, EDS, HP and other local vendors such as Tivit, Sonda, Synapsis, GMD and Adexus.

Competing technologies may not become available that could negatively affect our position. For example, technologies such as DSL can significantly enhance the speed of traditional copper lines. These technologies enable our PTO competitors to offer customers high-speed services without undergoing the expense of replacing their existing twisted-pair copper networks. Our private telecommunications services could also face future competition from entities using or proposing to use new or emerging voice and data transmission services or technologies that are not widely available in Latin America, such as wireless-based systems dedicated to data distribution services.

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

The principal barriers to entry for prospective providers of private telecommunications network and IT services such as ours are the infrastructure to provide quality services, the development of the requisite understanding of customer needs, technological, commercial experience and the comprehension of, and experience with, the complex regulatory environments in Latin America and the Caribbean. See “Risk Factors — We face significant competition in Latin America,” “—PTOs have competitive advantages in the marketplace” and “—International telecommunications carriers have greater resources than we do.”

Regulation

Domestic Service. We are subject to regulation by the national telecommunications authorities of the various countries in which we operate. As a result, our operations require us to procure permits and licenses from these authorities. While we believe that we have received all required authorizations to offer our services in the countries in which we operate, the conditions governing our service offerings remain subject to future legislation or regulation that could materially affect our business and operations.

Cross-Border Service. We provide integrated data, voice and video transmission services between and among forty Latin American and Caribbean countries and the United States. International private line services are traditionally provided by local carriers in each country, acting as correspondents and establishing dedicated telecommunications links between their facilities. Due to our pan-Latin American presence, however, we are often able to provide our services using our own facilities and personnel at both ends of the private line circuit. As a result of this end-to-end control, we maintain customer service and quality assurance at both ends of the circuit and realize better profit margins.

In countries where we do not maintain equipment on customer premises or where we are not authorized to operate in such a fashion, we use our facilities in the originating country to connect with a correspondent local carrier in the destination country, or vice-versa. To date, we have signed correspondent agreements with carriers in several Latin American and Caribbean countries.

Employees

As of December 31, 2006, we employed a total of 1,251 persons, of whom 445 were employed by IMPSAT Argentina, 225 by IMPSAT Brazil, and 250 by IMPSAT Colombia. Except with respect to our chief executive officer and our chief financial officer, whose employment contracts recently automatically renewed for an additional one-year term, we do not have any long-term employment contracts with any of our employees, including management. None of our employees are members of any union, however, IMPSAT Brazil is required by law, to negotiate certain labor terms and conditions, such as salaries and wages, with industry-specific unions, and obtain approval of its employees. We believe that our relations with our employees are good.

OTHER INFORMATION

General information about us can be found at www.impsat.com. The information contained on or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the Securities and Exchange Commission (SEC). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our web site as soon as reasonably practicable after we file them with, or furnish them to, the SEC. These reports may also be obtained at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Impsat.

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

Risks Related to Our Business

We have a history of incurring losses that may make it difficult to fund our future operations.

We have yet to establish any history of profitable operations. We recorded net losses of $14.2 million in 2004, $36.2 million in 2005 and $35.6 million in 2006. Increased competition, adverse economic conditions in our countries of operation and other factors have negatively affected our financial condition and business operations. Our revenues may not be capable of funding our operations and, therefore, we may need to obtain additional financing to achieve and sustain profitability, and to fund our operating requirements. There can be no assurance that such additional financing will be available on favorable terms, on a timely basis or at all. If additional funding is not available or is available on terms that are not acceptable to us, our ability to fund our operations will be significantly impaired.

We are vulnerable to currency fluctuations, devaluations and restrictions on our ability to expatriate local earnings or convert local currencies into U.S. dollars. These factors may increase our losses, cause fluctuations in our operating results and adversely affect our ability to pay our indebtedness.

A significant portion of our costs, including lease payments for certain satellite and fiber optic capacity, purchases of capital equipment, and payments of interest and principal on our indebtedness, is payable in U.S. dollars. Our results of operations and financial conditions are therefore vulnerable to currency devaluations. Following the “pesification” decree, our contracts that were governed by Argentine law, denominated in foreign currency and existing as of January 6, 2002 were mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso, subject to adjustment pursuant to the Argentine CER consumer price index. Currently, we have two contracts subject to CER adjustment. In Brazil, our customer contracts with Brazilian counterparties cannot be denominated in U.S. dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar, although we are permitted to amend the pricing of our services for our long-term telecommunications service contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. The inflation adjustment provisions in these laws do not eliminate completely the currency exchange risk facing our operations in Argentina and Brazil. For example, contracts entered into between Argentine parties after the “pesification” decree’s enactment that are initially denominated in pesos may not thereafter be adjusted according to the CER or any other consumer price index. Also, changes in the consumer price indices in Argentina and Brazil may lag or be lower than changes in the exchange rate between the Argentine and Brazil local currency and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Our operations in Argentina and Brazil represented a significant portion of our consolidated net revenues in 2006. Accordingly, our operations in Argentina and Brazil have exposed us, and will increase our exposure, to exchange rate risks.

Except in Brazil and Argentina, our and our subsidiaries’ contracts with customers generally provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our net revenues during 2006. However, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, our operations in those other countries are also exposed to exchange rate risk.

Substantial or continued devaluations in local currencies relative to the U.S. dollar could have a material adverse effect on the ability of our customers to absorb the costs of a devaluation. This could result in our customers seeking to renegotiate their contracts with us or, failing satisfactory renegotiation, defaulting on or canceling their contracts. Our competitors and potential future competitors, including PTOs and large, multinational telecommunications companies, may be less exposed to currency risk or may be better able to hedge their currency risk and could thereby gain a relative competitive advantage in the event of a currency devaluation.

Latin American economies have experienced shortages in foreign currency reserves and restrictions on the ability to expatriate local earnings and convert local currencies into U.S. dollars. Any such restrictions may limit or impede our ability to transfer or to convert such currencies into U.S. dollars and to expatriate such funds for the purpose of making timely payments of interest and principal on our indebtedness. It could also limit the ability to make payments to suppliers of leased capacity or telecommunication equipment. Currency devaluations in one country may have adverse effects in another country. For example, in 2001 and 2002, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to make payments abroad. While these restrictions have been substantially eased, Argentina may tighten exchange controls or transfer restrictions in the future to prevent capital flight, counter a significant depreciation of the peso or address other unforeseen circumstances. In addition, in Venezuela, the conversion of bolivares into U.S. dollars at the official exchange rate established by the Venezuelan Central Bank and the Venezuelan Ministry of Finance is generally limited to the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt or to pay dividends (or to make payments to vendors overseas) is subject to registration and subject to a process of application and approval by the Comisión de Administración de Divisas (“CADIVI”) and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency.

We face numerous risks that could adversely affect our Broadband Network.

Operating the Broadband Network may have a negative impact on our results of operations.

Our operation of the Broadband Network (defined in “Business—The Broadband Network”), which may include the expansion into new services for our business customers, could involve any one or more of the following:

•	regulatory risks, including obtaining the appropriate licenses;

•	capital expenditures; and

•	competition from large, well-financed international telecommunications carriers.

Our ability to obtain new capital that we might require in the future to remain technologically competitive may be negatively affected by many factors beyond our control.

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

Further development of the Broadband Network will require additional resources that we may not have.

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

We may need to expand the footprint of our metropolitan area networks.

We operate over 15 metropolitan area networks in Argentina, Colombia, Brazil, Venezuela, Ecuador and Peru. See “Business—The Broadband Network.” In those countries, the coverage footprints of our metropolitan area networks are generally smaller than those of the dominant PTO or incumbent carriers. Accordingly, in order to maintain or improve our competitive position in those markets, we might be required to incur capital expenditures to expand the footprints of our metropolitan area networks in future periods. There can be no assurance that we will have the capital resources necessary to make an investment in any such expansion of our metropolitan area networks.

We face significant competition in Latin America.

The telecommunications industry in Latin America is highly competitive. We expect that competition in the industry will maintain its intensity. We compete on the basis of our experience, quality, customer service, range of services offered and price.

We have experienced pricing pressure for some of our services, and we expect to continue to face pricing pressure. We may further experience declining operating profit margins as the PTOs in the countries in which we operate become more competitive and place greater emphasis on data telecommunications.

PTOs have competitive advantages in the marketplace.

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

International telecommunications carriers have greater resources than we do.

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

Downturn and further consolidation in the telecommunications industry could negatively affect our operations.

Regional economic difficulties, which occurred during the last several years, have had a materially negative impact on the telecommunications market in Latin America. The rate at which the industry improves is critical to our ability to improve overall financial performance. The financial difficulties experienced by other participants in the telecommunications industry resulted in some of our competitors purchasing the assets of these troubled companies. This consolidation, in some cases, has resulted in multiple smaller competitors being absorbed into relatively few large entities (with significantly greater financial and other resources than we have, including greater access to financing), thereby increasing the operating profit margin pressures that we face. In particular, Spain’s Telefónica S.A. and Telmex (Teléfonos de México S.A. de C.V.) have significantly expanded their presence and acquisitions in recent years in the Latin American region. As a result of this industry consolidation, potential customers and suppliers may prefer to do business with competitors that have greater financial and other resources.

Our failure to acquire, integrate and operate new technologies and the intellectual property and proprietary rights of others could harm our competitive position and prevent us from using necessary technology.

The telecommunications industry is characterized by rapid and significant technological advancements and the introduction of new products and services. We do not possess significant intellectual property rights with respect to the technologies we use and are dependent on third patties for the development of and access to new technology. In addition, we generally own the customer premises equipment used to provide our services and we own the fiber optic networks, including switching equipment that constitutes the Broadband Network. Therefore, technological changes that render our equipment and the Broadband Network out of date, less efficient or more expensive to operate than newer equipment could require us to incur substantial increases in capital expenditures to upgrade or replace such equipment.

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

Additionally, while we do not believe that there exists any technology patented by others, or other intellectual property owned by others, that is necessary for us to provide our services and that is not now subject to a license allowing us to use it, there can be no assurances in this regard. If such intellectual property is owned by others and not licensed by us, we would have to negotiate a license for the use of that property. We may not be able to negotiate such a license at a price that is acceptable or at all. This could force us to cease offering products and services incorporating such property, thereby adversely affecting operating results.

Our competitors could take advantage of new or competing technologies to our detriment.

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

We may be subject to significant liabilities due to a tax on antennas imposed by the City of Buenos Aires and other municipalities.

In September 2003, the City of Buenos Aires notified several telecommunication companies, including us, that it will start collecting a tax on all antennas within the city, as provided by the City Fiscal Code. Through December 31, 2006, we have received invoices totaling approximately $34.8 million, but have not accrued amounts relating to this matter. We have formally objected to the legality of the tax and to certain factual assumptions used in calculating the tax, and have rejected each of the notices in an administrative proceeding filed with the tax authorities of the City of Buenos Aires. If required to pay this tax at the current rate and based on invoices received from the City of Buenos Aires through December 31, 2006, we estimate that we would be subject to an additional tax of approximately $8.6 million per year. In December 2006, we filed an objection with respect to the tax on antennas assessed for the final quarter of 2006. In our objection, we reaffirmed our position that such a tax is both illegal and based on false assumptions. Our objection is pending resolution before the City’s tax authorities. In addition, we have received claims of a similar nature from the Municipality of Quilmes in Argentina in the amount of approximately $12.5 million, plus defaulted interest. We cannot assure you that we will not be forced to pay the City of Buenos Aires, or the Municipality of Quilmes, an amount representing the full (or a portion of the) invoiced amount of the tax, or that we will not receive similar invoices from other municipalities in Argentina. Additionally, we cannot assure you that any of our assets will not be attached in connection with either of these claims or that we will not be required to post a bond representing the full (or a portion of the) invoiced amount during any legal proceeding challenging these claims. These events could have a material adverse effect on our financial condition and on our ability to meet our obligations.

We face regulatory risks and uncertainty with respect to local laws and regulations.

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

In addition, we may not be able to maintain our existing franchises, permits and rights-of-way that we need for our business. We may also be unable to obtain and maintain the other franchises, permits and rights-of-way that we require. In particular, we are involved in several legal proceedings that, among other things, challenge amounts payable by us, and additional such proceedings could be instituted. Such proceedings may increase our costs and adversely affect our profitability. Moreover, a sustained and material failure to obtain or maintain required rights could materially adversely affect our performance in the affected area and our operating results.

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

Our earnings will deteriorate if we cannot collect on our customer accounts.

As of December 31, 2006, our gross trade accounts receivable were $52.2 million compared to $46.1 million as of December 31, 2005. We recorded a provision for doubtful accounts of $1.3 million in 2006 compared to a net reversal of a provision of $1.1 million in 2005. At December 31, 2006, our allowance for doubtful accounts covered approximately 104.2% of our gross trade accounts receivable past due more than six months, compared to 96.4% as of December 31, 2005. As our business increases with small and medium customers and in relation to any economic contractions in our principal countries of operation, we may experience an increase in uncollectable accounts receivable. Difficulties in collecting amounts due from our customers could have a material adverse effect on our business, results of operations and financial condition.

Our historical financial information is not comparable to our current financial condition and results of operations.

As a result of our emergence from bankruptcy during March 2003, we have been operating our business with a new capital structure since April 1, 2003. We were also subject to fresh-start reporting prescribed by GAAP. As a result of its fresh-start reporting, on April 1, 2003, the carrying value of our fixed assets and the related depreciation expense and interest expense due to changes in our debt structure, among other things, changed considerably from that reflected in our historical consolidated financial statements. Accordingly, our financial condition and results of operation for the periods prior to April 1, 2003 are not comparable to results of operations reflected in our historical financial statements, making it difficult to assess our future prospects based on historical performance.

In our 2005 and 2006 audits, our independent registered public accounting firm issued a “going concern” opinion expressing doubt as to our continuing financial viability.

As a result of our current liquidity position, amount of debt obligations and operating results, our independent registered public accounting firm, Deloitte & Touche LLP, issued a “going concern” opinion in connection with their audit of our consolidated financial statements for the year ended December 31, 2006. Deloitte also issued a “going concern” opinion in connection with their audit of our consolidated financial statements for the year ended December 31, 2005. These opinions expressed substantial doubt as to our ability to continue as a going concern. The going concern opinions could have an adverse impact on our ability to execute our business plan, result in the reluctance on the part of certain potential business partners to do business with us, result in the inability to obtain new business due to potential customers’ concern about our ability to deliver services, or adversely affect our ability to raise additional capital.

Based on the principal and/or amortization payments due under our indebtedness beginning in 2007, we may need to raise additional capital to fund such payments or further refinance a significant portion of our indebtedness if the proposed Merger with an indirect wholly-owned subsidiary of Global Crossing does not occur.

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

Beginning in March 2005, we were required to commence repayment, in installments, of the principal amount of our restructured senior debt owed by our subsidiaries to certain of their vendor financiers who elected to participate in the Plan. In addition, interest on the guaranteed senior notes issued under the Plan, which we refer to as the Senior Notes, that was payable in kind between the Effective Date and March 28, 2005, was required to be paid in cash commencing in the third quarter of 2005. On July 29, 2005, we entered into amended and restated financing agreements to restructure $125.6 million of our vendor indebtedness (the “Amendments”), which we refer to as Senior Secured Notes, which was issued by IMPSAT Argentina pursuant to the Second Amended and Restated Financing Agreement, dated as of July 29, 2005 (the “Argentina Financing Agreement”), and IMPSAT Brazil pursuant to the Second Amended and Restated Financing Agreement, dated as of July 29, 2005 (the “Brazil Financing Agreement” and together with the Argentina Financing Agreement, the “Financing Agreements”), each of which are guaranteed by the Company, and which are held by affiliates of certain members of our Board of Directors. Pursuant to the Amendments, we made an initial principal repayment of $18.3 million and modified the terms of the Financing Agreements such that the remaining outstanding principal amounts ($38.9 million owed by IMPSAT Argentina and $68.4 million owed by IMPSAT Brazil) would be repaid in the aggregate amounts of $5 million in 2006, $20 million in 2007, $25 million in 2008 and $57.3 million in March 2009. The amended indebtedness bears interest at a rate of 12% per annum, payable semi-annually in arrears, as compared to 10% per annum for the period prior to the effectiveness of the amendments. The parties also agreed to amendments to the financial covenants in the agreements to reflect current financial and operating conditions. The amended indebtedness was subject to optional prepayment at a cost of 101% until July 29, 2006 and at par thereafter. Each of IMPSAT Argentina and IMPSAT Brazil (with respect to the Amendment to which it is a party), on the one hand, and the lenders of the amended indebtedness, on the other hand, have an option to further amend the agreements governing such indebtedness to provide that the Company will be the primary borrower, and IMPSAT Argentina and IMPSAT Brazil the respective guarantors of the portions of the indebtedness currently owed by them, subject to certain terms and conditions. The terms and conditions of the amendments were negotiated by a special committee of the Company’s Board of Directors that was formed to explore recapitalization alternatives.

On March 15, 2007, the Company and its subsidiaries in Argentina and Brazil entered into amendments to the Argentina Financing Agreement and the Brazil Financing Agreement, which provided for the extension of the interest payment date under the Argentina Financing Agreement and the interest and principal payment dates under the Brazil Financing Agreement from March 25, 2007 to May 25, 2007, and the waiver through the first quarter of 2008 of the Debt Service Coverage Ratio, as defined in the Brazil Financing Agreement.

In the event that the Merger does not close, we may need to raise additional capital or refinance our existing debt. In that event, we may be unable to secure such additional capital or enter into a refinancing favorable to the Company.

Additionally, our subsidiaries have financial obligations for an aggregate principal amount of $41.5 million that do not carry our guaranty. This amount comprises bonds issued by IMPSAT Colombia in local currency with a current book value of $20.1 million, several bank and leasing lines in Colombia for an aggregate of $11.2 million; a defaulted obligation of IMPSAT Argentina totaling approximately $7.6 million in outstanding principal; and a number of bank lines in Brazil ($0.9 million), Peru ($1.0 million), Argentina ($0.2 million) and Chile ($0.5 million).

We continue to be leveraged and our debt service requirements make us more vulnerable to economic downturns in the markets we service or in the economy in general.

At December 31, 2006, our total consolidated debt was $241.1 million. Because of our substantial indebtedness, we are highly leveraged. This means that our payments on our borrowings are significant in relation to our revenue and cash flow. This leverage exposes us to significant risk in the event of downturns in our business, in our industry or in the economy generally, because, in the event of such downturns, our cash flows would decrease, however, our required payments in respect of our indebtedness will not.

Our current indebtedness restricts our ability to obtain additional financing and, because we may be more leveraged than some of our competitors, may place us at a competitive disadvantage. Also, the indentures and other financing agreements that we entered into contain covenants that impose operating and financial restrictions on us. These covenants could adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities that may be in our interest. For example, during the third and fourth quarter of 2006, IMPSAT Brazil failed to comply with the Capital Expenditure Ratio and the Debt Service Coverage Ratio, as defined in the Brazil Financing Agreement, on its approximately $63.4 million of Senior Secured Notes. On October 5, 2006, the Company obtained a waiver from the holder of these notes of the Capital Expenditure Ratio and Debt Service Coverage Ratio covenants for the applicable period and through September 2007. In addition, on March 15, 2007, the Company and IMPSAT Brazil entered into an amendment to the Brazil Financing Agreement, which provided for the waiver through the first quarter of 2008 of the Debt Service Coverage Ratio. As of December 31, 2006, the Company was in compliance with all of its other debt covenants. There can be no assurance that we will be able to avoid non-compliance and obtain waivers in the future.

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

There is currently a limited trading market for our common stock, which began trading on the Nasdaq OTC Bulletin Board under the symbol “IMFN” on June 13, 2003. Prior to June 13, 2003, there was no established market for our common stock since the date of our emergence from bankruptcy. There can be no assurance that an active trading market for our common stock will develop or be sustained. In addition, as a result of the Merger, the Company will become a wholly-owned subsidiary of Global Crossing and will cease to be a public company.

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

The operation, administration, maintenance and repair of our systems are subject to risks that could lead to disruptions in our services and the failure of our systems to operate as intended for their full design life.

Each of our systems is subject to the risks inherent in large-scale, complex fiber-optic telecommunications systems. The operation, administration, maintenance and repair of our systems require the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout Latin America. Our systems may not continue to function as expected in a cost-effective manner. The failure of the hardware or software to function as required could render a system unable to perform at design specifications.

Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because many of our services are critical to our customers’ businesses, a significant interruption in service could result in lost profits or other loss to customers. We often provide customers with guaranteed service level commitments. If we are unable to meet these guaranteed service level commitments for whatever reason, we may be obligated to provide our customers with credits, generally in the form of free service for a short period of time, which could negatively affect our operating results.

The Merger Agreement imposes limitations on our ability to operate our business.

Until the closing of the Merger, we may not take certain actions with respect to the operation of our business without Global Crossing’s consent. In addition, the pending Merger creates business uncertainty and diverts management’s attention from ongoing business concerns. These limitations, uncertainty and diversion of attention may impair our results of operations. As a result of these restrictions, our operations may be adversely effected.

Risks Related to Latin America

Economic and political conditions in Latin America pose numerous risks to our operations.

Substantially all of our revenues are derived from operations in Latin America. During 2005 and 2006, approximately 30.8% and 26.6% of our consolidated net revenues were provided by IMPSAT Argentina, and approximately 24.4% and 23.4% were provided by IMPSAT Colombia. Our Company also has operations in Venezuela, Brazil, the United States, Ecuador, Chile and Peru. Of these, Argentina, Brazil, Venezuela, Ecuador and Peru, where we have significant operations, have experienced political and economic instability in recent years. Moreover, as events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political crises elsewhere in the region. Furthermore, events in recent years in other developing markets have placed pressures on the stability of the currencies of a number of countries in Latin America, including Argentina, Brazil, Colombia and Venezuela. While certain areas in the Latin American region have experienced economic growth, this recovery remains fragile. Pressures on the local currencies in the countries in which we operate are likely to have an adverse effect on many of our customers, which, in turn, could adversely affect us. Volatility in regional currencies and capital markets has also had an adverse effect on our ability and that of our customers to gain access to international capital markets for necessary financing and refinancing. A lack of international capital sources for emerging market borrowers could have a material adverse effect on us and many of our customers.

While Argentina’s economy appears to be recovering, it still faces political and financial instability.

A significant portion of our operations, properties and customers are located in Argentina. Net revenues from our Argentine operations, acting through IMPSAT Argentina, for each of 2005 and 2006 represented approximately 30.8% and 26.6% of our consolidated net revenues during those years. Accordingly, our financial condition and results of operations depend to a significant extent on macroeconomic and political conditions prevailing from time to time in Argentina.

The Argentine economy has experienced significant volatility in recent decades, including numerous periods of low or negative growth and high and variable levels of inflation and devaluation. Since the peak of the most recent economic crisis during the first half of 2002, Argentina’s economy has experienced positive growth. The GDP increased during 2004 by 8.8%, and although the value of Argentina’s currency showed volatility compared to the U.S. dollar, it stabilized in 2005. During 2006, Argentina’s gross domestic product (“GDP”) grew by 8.0%. With growing wage pressures and some monetary accommodations on account of unsterilized foreign exchange interventions, we expect an annual inflation rate of approximately 11.4% in 2007. However, there can be no assurance that the Argentine economy will continue to grow at current rates, or at all, in the future. If Argentina’s economic growth slows, stops or contracts, there could result a material adverse effect on IMPSAT Argentina’s and our consolidated cash flows, financial condition and results of operations.

The severe economic crisis in 2001 and 2002 resulted in the withdrawal of a significant amount of deposits from the Argentine financial system in a short period of time. This precipitated a liquidity crisis, which prompted the Argentine government to impose exchange controls and transfer restrictions and to require the conversion of dollar deposits and loans into pesos at asymmetric rates for depositors and financial institutions. Ultimately, many financial institutions became insolvent. As a result, the Argentine Central Bank was forced to provide substantial financial aid to many banks. Many Argentine financial institutions remain weakened by the effects of the economic crisis and the Argentine government’s response to it, and depositors’ confidence in the financial system remains fragile. In addition, during this economic crisis, political and economic uncertainty and the Argentine government’s emergency economic measures lead to the virtual paralysis of private sector activity. Since that time many companies have ceased operations or filed some form of bankruptcy or reorganization proceeding. The recovery of the private sector is predicated in part on economic growth and in part on the ability of many private sector companies to restructure their own defaulted debt obligations with domestic and international creditors and gain access to financing. If the private sector fails to recover fully, Argentina’s economic growth could be adversely affected, which would have a material adverse effect on us and many of our customers.

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

In January 2006 Argentina prepaid its entire outstanding obligations to the IMF, totaling $9.9 billion. This repayment was made with International Reserves and the Central Bank was compensated with 10-year, dollar-denominated, non-transferable notes.

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

Although the Argentine peso has appreciated, continued political and financial instability in Argentina could adversely affect its valuation.

Following the collapse of Argentina’s dollar-peso parity regime and the implementation of a floating exchange rate system in early 2002, the peso has fluctuated significantly. After trading as low as 3.87 pesos to the U.S. dollar in June 2002, and generally appreciating against the U.S. dollar since early 2003, it recently depreciated. At December 31, 2005, the exchange rate was 3.03 pesos to the U.S. dollar and at December 31, 2006, the exchange rate had depreciated to 3.07 pesos to the U.S. dollar. This depreciation in 2006 was a consequence of Central Bank interventions directed towards an International Reserves level recomposition.

A devaluation of the Argentine peso would affect our consolidated financial statements by generating foreign exchange transaction gains or losses on dollar-denominated monetary assets and liabilities of IMPSAT Argentina and generally would result in a decrease, in U.S. dollar terms, in our revenues, costs and expenses in Argentina.

In February 2002, the Argentine government instituted the “pesification” decree. Generally, this decree mandates that all monetary obligations arising from agreements subject to Argentine law denominated in foreign currency and existing as of January 6, 2002 are mandatorily converted into monetary obligations denominated in pesos at an exchange rate of one U.S. dollar to one peso. Contracts denominated in pesos before the decree continued to be denominated in pesos, unaffected by the decree. Currently, a significant number of IMPSAT Argentina’s customer contracts and a large percentage of its operating cash inflows are now denominated in pesos. However, IMPSAT Argentina’s debt service payments and a significant portion of its costs (including capital equipment purchases and payments for certain leased satellite and terrestrial capacity) remain denominated and payable in U.S. dollars. Accordingly, our financial condition and results of operations in Argentina are dependent upon IMPSAT Argentina’s ability to generate sufficient pesos (in U.S. dollar terms) to pay its costs, expenses and to satisfy our debt service requirements. New developments which result in devaluation of the peso against the U.S. dollar could have a material adverse effect on our consolidated cash flows, financial condition, and results of operations.

Uncertainties exist surrounding the ultimate resolution of Argentina’s economic and political instability, and actual results could differ from those estimates and assumptions utilized. The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may adversely and materially impact, among other items: (i) the realized revenues we receive for services offered in Argentina; (ii) the timing of repatriations of any dividends or other cash flows from IMPSAT Argentina to us; (iii) our asset valuations; and (iv) our peso-denominated monetary assets and liabilities.

Brazilian economic and political conditions may have a direct impact on our operations.

Brazil, as the largest country and economy in Latin America, represents a significant existing and potential market for us. Our Company, acting through IMPSAT Brazil, has expanded its operations in Brazil since that subsidiary’s inception in 1998. Revenues from services from our Brazilian operations for 2005 and 2006 represented approximately 18.9% and 23.6%, respectively, of our consolidated net revenues for such periods. For 2006, our operations in Brazil represented the second largest source of revenues among the eight countries in which we operate. Accordingly, our operations in Brazil subject our financial condition and results of operations to various additional economic and political risks.

The Brazilian government frequently intervenes in the Brazilian economy and occasionally makes significant changes in policy and regulations. Our business, financial condition and result of operations in Brazil may be adversely affected by such changes in policy and regulations involving factors outside of our control, such as monetary and fiscal policies, currency fluctuations, energy shortages, and, other political, social and economic developments in or affecting Brazil.

In early 1999, the Brazilian government allowed the real to float freely, resulting in a 38% devaluation against the U.S. dollar from January 14, 1999 through December 31, 2000. From 2000 through 2002, Brazil’s currency experienced further significant devaluations against the U.S. dollar. These had a negative effect on our real-denominated revenues. In addition, currency devaluations can also create inflationary pressures. Inflation itself, as well as some governmental measures to combat inflation, had significant negative effects on the Brazilian economy in the past. However, at December 31, 2005 and 2006, Brazil’s currency had appreciated against the U.S. dollar by 13.4% and 9.48%, respectively.

At December 31, 2005, the real traded at a rate of R$2.34 = $1.00. During 2006, the real appreciated further, trading at a rate of R$2.14=$1.00 at December 31, 2006. At March 15, 2007, the real traded at a rate of R$2.10 = $1.00. Brazil’s GDP increased by around 2.6% during 2005, its best performance since 1994, but increased by 3.6% in 2006. Despite appreciation of the real against the U.S. dollar during 2004, the stabilization of inflation, and expansion in the economy, growth slowed in the fourth quarter of 2005, raising cautions about the economic rebound’s sustainability. Failure to successfully implement necessary economic reforms and measures to preserve social and political stability and achieve economic growth in Brazil could prompt adverse responses from the international capital markets and investor community and halt or reverse any economic recovery in that country. The political and economic volatility in Brazil have had, and can be expected to continue to have, a material adverse effect on IMPSAT Brazil’s and our overall financial condition and results of operations. In addition, a significant depreciation of the real against the U.S. dollar would adversely affect our future results.

Political and economic conditions in Venezuela may have an adverse impact on our operations.

Continuation or worsening of the political and economic conditions in Venezuela could materially and adversely impact our future business, operations, financial condition and results of operations. After over four years of civil unrest in Venezuela, removal and reinstatement of that country’s head of state, President Hugo Chávez, and a failed recall referendum calling for removal of Mr. Chávez from office in August 2004, Mr. Chávez won re-election on December 3, 2006, for an additional six-year term. In his re-election inaugural speech, Mr. Chavez asked for “deep and integral” changes in the 1999 Constitution, including the possibility of unlimited re-elections. On January 31, 2007, further to President Chavez’s request, the Venezuelan National Assembly passed the Ley Habilitante, or the Enabling Law, which grants the President the power to rule by decree for the next eighteen (18) months, and allows him to carry out the nationalization of certain businesses in the electricity, energy and telephony sectors. In furtherance of his January 2007 announcement to nationalize Venezuela’s largest telecommunications company, Compañía Anónima Nacional Teléfonos de Venezuela (“CANTV”), and private businesses in the energy and electrical sectors and other strategic sectors, in early February Venezuela announced it had agreed with U.S.-based Verizon to buy its stake in CANTV, and plans to launch a public offer by April 2007 to increase its share. The Venezuelan minister of telecommunications and current director of the Comisión Nacional de Telecomunicaciones (“CONATEL”), the country’s telecommunications regulatory authority, has indicated that the nationalization of CANTV does not imply the nationalization of the telecommunications sector as a whole.

It is very difficult to predict the economic and regulatory impact of President Chávez’s statement, or to predict whether the Venezuelan government will, in fact, effectuate such a plan of nationalization. While the President’s remarks only identified CANTV by name, there is no assurance that such a plan of nationalization, if realized, would not also extend to other businesses in the telecommunications sector, including our business. The government has also announced plans to modify the nation’s constitution and telecommunications law, and we cannot predict the impact of such amendments to our business.

Since 2004, and despite continued civil unrest, the Venezuelan economy has been able to sustain growth. The growth appears to be stimulated by the Venezuelan government’s emphasis on servicing specific areas, such as health and education, and nourishing subsidies, and private sector expansion motivated by construction, commerce and financial sectors.

Recent approval of modifications in the laws of the Central Bank of Venezuela, known as Ley del Banco Central de Venezuela, and the creation of a fund to promote the growth of the nation, known as Fondo de Desarrollo Nacional (“FONDEN”), have changed the structure and the manner in which the public sector finances are managed. These modifications provide the executive power with greater access to national resources, with limited supervision by the legislative power. It suggests the government may use certain of its international reserves for investment in social welfare. It is estimated FONDEN will commence with $6.0 million in funding.

In addition, the Venezuelan government imposed foreign exchange and price controls, which commenced in February 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. The Venezuelan Government, through an agency called CADIVI, controls the flow of currency out of Venezuela. Requests for payments abroad for imports, services, financial debt or capital repatriations must be submitted to CADIVI, which approves the applications on a case-by-case basis, depending on the circumstances and the availability of foreign currency, causing long delays in the payments. In particular, CADIVI has been reluctant and cautious to authorize payments for services such as satellite capacity and software licensing, which, if this continues, could limit our ability to obtain the supplies required by our operation because of inability to make payment in a timely manner. Moreover, after a number of devaluations, the bolivar is set at a fixed exchange rate against the U.S. dollars of Bs. 2,150 = $1.00. This exchange rate has been in effect since March 2, 2005. We cannot assure you that this rate of exchange will be in place for any period of time.

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

From 1995 to 2005, we managed and operated a fiber optic network covering 352 route kilometers in Bogotá, Colombia, pursuant to a joint venture with Empresa de Telecomunicaciones de Santafe de Bogotá, the Colombian PTO that provides local telephone service in the Bogotá region. We constructed our own metropolitan fiber optic network in Bogotá, Colombia during 2006. This network covers only a portion of the area served by our prior network and therefore requires us to lease links from third parties in areas that are not covered by our new dedicated network.

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

Satellite Services. Our satellite transmissions use both C-band (4-6 GHz) and Ku-band (11-14 GHz) frequencies. As of December 31, 2006, we had a total available leased capacity of approximately 633 MHz. Our lease payments for satellite capacity totaled approximately $19.1 million in 2006. We will contract for additional leased satellite capacity if business requires. A portion of our satellite capacity is leased by our wholly-owned subsidiary, International Satellite Capacity Holding, Ltd. This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries. We believe that this method of centralizing our leasing of telecommunications capacity provides us with better terms. We are currently in the process of upgrading the technologies used to provide satellite services. We believe this will allow us in the mid term to optimize our satellite capacity, although it might require additional investment.

In addition, our corporate headquarters are located in Buenos Aires, Argentina at buildings and property that are owned by us. Our administrative and sales offices are primarily located within our operations facilities, located in each of the countries in which we operate. We also own commercial real property at various locations in Argentina, Colombia, Brazil and Venezuela. As of December 31, 2006, we leased several properties in the various countries in which we operate. For more information regarding properties used to operate our business, see “—Our Infrastructure.”

Item 3.	LEGAL PROCEEDINGS

IPO Allocations Class Action. On November 1, 2001, a lawsuit was filed in the United States District Court for the Southern District of New York (the “Court”) against our Company (the “IPO Class Action”), certain individuals who were then officers and directors of our Company and the underwriters to our initial public offering. This lawsuit alleged on behalf of a proposed class of all shareholders that our Company and its underwriters violated various provisions of the securities laws in connection with an initial public offering in February 2000. Pursuant to the Plan, the plaintiffs in the IPO Class Action received in connection with their claims the assignment of any insurance proceeds that we receive in connection with the litigation, but otherwise the claims of the plaintiffs against us or any of our other assets have been discharged as part of the Plan. In February 2005, the Court granted preliminary approval for a proposed settlement of the IPO Class Action. The settlement is subject to certain final determinations by the Court, which has been considering the settlement since preliminary approval.

Employee Severance Litigation. On December 26, 2003, a lawsuit was filed in an Argentine court against IMPSAT Argentina by the former chairman of our Board of Directors, Mr. Enrique Pescarmona. This lawsuit alleged that IMPSAT Argentina failed to pay Mr. Pescarmona severance compensation in the amount of $2.9 million which the plaintiff believes is required by Argentine labor law in connection with his termination from us upon the effectiveness of the Plan. Discovery is currently ongoing. We believe that we have meritorious defenses to the allegations in the complaints and we are defending the litigation vigorously.

Brazilian Tax Claims. In October 2004 the Brazilian tax authorities issued two tax infraction notices against IMPSAT Brazil for the collection of the Import Duty and the Tax on Manufactured Products, plus fines and interests. The notice informed IMPSAT Brazil that the taxes were levied because a specific document (Declaração de Necessidade—“Statement of Necessity”) was not provided by IMPSAT Brazil at the time of importation, in breach of MERCOSUR rules. The total amount of the tax assessment was approximately $4.3 million at December 31, 2006. Oppositions were filed on behalf of IMPSAT Brazil arguing that the Argentine exporter (Corning Cable Systems Argentina S.A.) complied with the MERCOSUR rules and a favorable first instance decision was granted. However, due to the amount involved, the case was remitted to the official compulsory review by the Federal Taxpayers Council. The administrative final decision is still pending.

In addition, in December 2004, the tax authorities of the State of São Paulo, in Brazil, issued an infraction notice for collection of Tax on Distribution of Goods and Services (“ICMS”) supposedly due on the lease of movable properties by comparing such activity to communications services, on which the ICMS state tax is actually levied. The total amount of this tax assessment was approximately $5.2 million at December 31, 2006, including interest and fines. A defense was filed on behalf of IMPSAT Brazil, arguing that the lease of assets could not be treated as a communication service subject to ICMS. The defense was rejected in the first administrative level, and an appeal to State Administrative Court was then filed, which is pending judgment. We believe there are good grounds to have the tax assessment cancelled. However, if the tax assessment is not cancelled in the administrative level for any reason, judicial measures may be adopted to remove such tax assessment.

Argentina Tax Claims. On December 31, 2006, the tax authorities of the City of Buenos Aires, Argentina, sent us a tax assessment for the fourth quarterly installment of 2006 relating to a purported tax for the use of the air space in and around the City in respect of the our antennas and supporting structures in the amount of approximately $1.7 million. Included in the notice was a statement of additional assessments covering earlier years (2003 through 2005) and the first three quarters of 2006. The total amount for these earlier periods was approximately $33.1 million. Through December 31, 2006, we have received invoices totaling approximately $34.8 million, but have not accrued amounts relating to this matter. If required to pay this tax at the current rate and based on the assumptions used by the City of Buenos Aires, we estimate that we will be subject to an additional tax of approximately $8.6 million per year. This estimate is based on invoices received from the City of Buenos Aires through December 31, 2006 and the City’s recently enacted 2007 Fiscal Code. We had previously received notices from the City for these types of taxes, one of which related to the fiscal year 2003. The notices followed a request from the City in 2003 for information regarding the ownership of antennas for purposes of imposition of the tax. We have formally objected to the legality and certain factual assumptions used in calculating the tax and have rejected each of the notices in an administrative proceeding filed before the City of Buenos Aires. We learned in July 2005 that the City had rejected our objection to the legality of the tax through a “Providencia” which we have rejected by us and is also the subject of the administrative proceeding. In December 2006, we filed an objection of the notice and antenna tax assessment for the last quarter of 2006. In our objection, we reaffirmed our objection to the legality of the tax. Our objection is pending resolution before the City’s tax authorities. We believe, based on our analysis of the issue and the advice of our legal counsel, that no tax is owed and we intend to vigorously defend against any requirement that we pay the tax. See “Risk Factors—We may be subject to significant liabilities due to a tax on antennas imposed by the City of Buenos Aires and other municipalities.”

In addition, in late December 2006, the tax authorities of the Municipality of Quilmes in Argentina sent us a notice of provisional tax assessment with respect to the installation and inspection of antennas for the years 2001 through 2006 in the amount of approximately $12.5 million, plus defaulted interest. We believe, based on our analysis and the advice of our legal counsel, that either no tax is owed or the amount of such tax is significantly less than the amount asserted in the notice. We intend to vigorously defend against this provisional tax assessment. See “Risk Factors—We may be subject to significant liabilities due to a tax on antennas imposed by the City of Buenos Aires and other municipalities.”

We are also involved in or subject to various litigation and legal proceedings incidental to the normal conduct of our business, including with respect to regulatory and foreign tax assessment matters.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 15, 2006, a proxy statement was mailed to all security holders regarding the Merger. A special meeting of the Company’s stockholders was held on January 17, 2007, and the shareholders voted in favor of the adoption of the Merger Agreement. The results of the stockholder meeting were reported in a Current Report on Form 8-K filed by us with the SEC on January 17, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In accordance with the Plan, all pre-existing equity interests of IMPSAT Fiber Networks, Inc. were cancelled on the Effective Date. Our common stock, issued pursuant to the Plan, began to trade on the Nasdaq Over-the-Counter Bulletin Board June 30, 2003 under the new symbol “IMFN.” As of March 15, 2007, there were nine holders of record of our common stock, not including beneficial owners in nominee or street name. We have not paid any cash dividends on our common stock in the past three years, and do not anticipate paying any in the foreseeable future. In addition, the terms of our Senior Notes and other financing agreements we have entered into restrict our ability to pay dividends on our common stock.

The following tables show the high and low sales price of the common stock for quarters during the last two fiscal years, as reported on the Nasdaq Over-the-Counter Bulletin Board.

Quarter	2005
	High	Low
First	$6.50	$5.30
Second	$6.50	$5.28
Third	$7.45	$5.80
Fourth	$7.50	$5.82

Quarter	2006
	High	Low
First	$7.50	$6.50
Second	$9.30	$8.00
Third	$8.50	$6.97
Fourth	$9.25	$8.00

The information required concerning compensation plans under which equity securities of our Company are authorized for issuance is referenced in Item 12 of this Report.

Prepared by CSRP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All right reserved.

©Copyright 2007

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

	Year Ended December 31, 2002	Three Months Ended March 31, 2003	Nine Months Ended December 31, 2003	Year Ended December 31,
	Predecessor Company 2002	Predecessor Company 2003	Successor Company 2003	Successor Company 2004	Successor Company 2005	Successor Company 2006
Statement of operations data:
Net revenues:
Broadband and satellite	$173,265	$41,382	$120,855	$161,964	$172,852	$184,668
Internet	27,243	5,733	18,308	26,125	30,591	36,063
Value added services	14,191	4,781	10,557	16,674	24,874	35,755
Telephony	14,327	4,106	13,568	21,673	24,967	27,293

Total net revenues from services	229,026	56,002	163,288	226,436	253,284	283,779
Sales of equipment	1,168	74	926	1,279	690	1,190

Total net revenues	230,194	56,076	164,214	227,715	253,974	284,969

Costs and expenses:
Direct costs:
Contracted services	19,199	4,125	13,376	21,285	24,379	25,935
Other direct costs	25,935	4,696	18,353	20,647	28,909	35,573
Leased capacity	74,679	17,407	49,516	67,632	74,990	75,724
Cost of equipment sold	576	48	803	963	631	371

Total direct costs	120,389	26,276	82,048	110,527	128,909	137,603
Salaries and wages	47,894	10,727	35,639	46,339	50,597	60,828
Selling, general and administrative	28,204	5,553	19,824	23,581	22,335	25,394
Gain on extinguishment	(16,367)	—	(14,253)	(115)
Depreciation and amortization	82,766	19,358	29,535	44,797	55,324	60,309

Total costs and expenses	262,886	61,914	152,793	225,129	257,165	284,134

Operating (loss) income	(32,692)	(5,838)	11,421	2,586	(3,191)	835

Other income (expenses):
Interest income	1,907	200	1,068	1,136	1,433	943
Interest expense(1)	(75,815)	(1,909)	(14,435)	(21,106)	(32,394)	(31,975)
Net (loss) gain on foreign exchange	(91,884)	9,969	17,566	5,804	10,131	7,049
Recognition of other-than-temporary decline in value of investments	(794)	—	—	—	—	—
Reorganization items	(23,297)	726,127	—	—	—	—
Legal settlement	26,229	—	—	—	—	—
Other (loss) income, net	(5,896)	2,923	(4,689)	840	(7,735)	(8,238)

Total other (expenses) income	(169,550)	737,310	(490)	(13,326)	(28,565)	(32,221)

(Loss) income before income taxes	(202,242)	731,472	10,931	(10,740)	(31,756)	(31,386)
Provision for foreign income taxes	(2,273)	(406)	(1,454)	(3,479)	(4,492)	(4,257)

Net (loss) income	$(204,515)	$731,066	$9,477	$(14,219)	$(36,248)	$(35,643)

Net (loss) income per common share: Basic	$(2.24)	$8.00	$0.96	$(1.42)	$(3.61)	$(3.52)

Diluted	$(2.24)	$8.00	$0.72	$(1.42)	$(3.61)	$(3.52)

Weighted average number of common shares: Basic	91,429	91,429	9,917	9,994	10,054	10,121

Diluted	91,429	91,429	16,057	9,994	10,054	10,121

(1)	Contractual interest expense of $128.0 million for the year ended December 31, 2002 and $21.8 million for the three months ended March 31, 2003 (Predecessor Company).

	As of December 31,
	Predecessor Company		Successor Company
	2002	2003	2004	2005	2006
Balance Sheet Data:
Cash and cash equivalents	$32,563	$61,498	$63,655	$24,070	$21,315
Trading investments	23,021	2,474	—	—	—
Total current assets	106,016	109,064	108,891	73,490	77,957
Property, plant and equipment, net	403,948	315,817	317,310	309,892	294,748
Investments in common stock	86	1,873	—	—	—
Total assets	520,683	440,629	443,907	399,543	387,541
Total current liabilities	402,986	82,086	115,450	111,172	153,050
Total short-term debt and current portion of long-term debt	281,680	11,851	47,748	19,772	36,355
Total long-term debt, net	27,592	249,394	233,335	228,331	204,714
Other long-term liabilities	15,280	11,904	16,109	16,295	12,203
Liabilities subject to compromise	727,522	—	—	—	—
Stockholders’ (deficiency) equity	(722,615)	97,245	79,013	43,745	10,405

	Year Ended December 31,	Three Months Ended March 31	Nine Months Ended December 31,	Years Ended December 31,
	Predecessor Company		Successor Company	Successor Company	Successor Company	Successor Company
	2002	2003	2003	2004	2005	2006
Other Financial Data:
Cash flow provided by (used in):
Operating activities	$27,533	$11,503	$19,219	$35,518	$32,449	$40,867
Investing activities	(12,776)	(6,229)	12,619	(34,327)	(34,305)	(35,330)
Financing activities	(17,246)	(1,857)	(6,482)	2,737	(37,611)	(7,689)
Capital expenditures	21,652	3,266	18,213	39,379	34,305	35,613

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Reorganization

As previously disclosed in our filings with the SEC, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on June 11, 2002 (the “Bankruptcy Case”). We subsequently filed the Plan in the Bankruptcy Case, which Plan was confirmed in the Bankruptcy Case and became effective on the Effective Date, March 25, 2003, at which time we emerged from bankruptcy. Pursuant to the Plan, we substantially reduced our outstanding debt and annual interest expense and increased our liquidity. At December 31, 2002, prior to the effectiveness of the Plan, our long-term debt, including current maturities and estimated liabilities subject to the Chapter 11 proceeding, aggregated approximately $1.09 billion. Also at December 31, 2002, our total indebtedness (including unpaid accrued interest through the petition date related to the Plan) aggregated $1.04 billion and our cash, cash equivalents and trading investments totaled $55.6 million. As of March 31, 2003, upon the effectiveness of the Plan, our total indebtedness was reduced to approximately $267.5 million, and our cash, cash equivalents and trading investments totaled approximately $61.9 million.

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

Revenues

The majority of our revenues are generated through contracts for the provision of services over a set duration of time. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the quantity and type of equipment installed. Except in Argentina and Brazil, the fees stipulated in the majority of our contracts with customers are denominated in U.S. dollar or U.S. dollar equivalents. Services (other than installation fees) are billed on a monthly, predetermined basis, which coincides with the rendering of the services. We report our revenues net of deductions for sales taxes. Our contracts with our customers have in the past typically ranged in duration from six months to five years and have generally been three-year contracts. Under the Argentine “pesification” decree described below under “Currency Risks,” if a contract denominated in pesos is entered into after the decree’s enactment, payments under that contract are not entitled to be adjusted by any price or related index. Accordingly, in order to mitigate our inflation risk, our peso-denominated contracts in Argentina are typically for shorter terms ranging from three to six months. The customer generally pays an installation charge at the beginning of the contract and a monthly fee based on the quantity and type of equipment installed. Except in Argentina and Brazil, the fees stipulated in the majority of our contracts with customers are denominated in U.S. dollar or U.S dollar equivalents. Services (other than installation fees) are billed on a monthly, predetermined basis, which coincide with the rendering of the services. We report our revenues net of deductions for sales taxes.

We have experienced, and anticipate that we will continue to experience, downward pressure on our prices as we expand our customer base, confront growing competition for private telecommunications network services and endure the effects of periodic economic downturns in our countries of operation. When we have renewed and/or expanded our contracts with existing customers, the prices we charge have generally declined. Sales of additional services to our existing clients, however, have offset this negative impact to our revenues.

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

Costs and Expenses

Our costs and expenses principally include:

•	direct costs;

•	salaries and wages;

•	selling, general and administrative expenses; and

•	depreciation and amortization.

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

Our selling, general and administrative expenses consist principally of:

•	publicity and promotion costs;

•	fees and other remuneration;

•	travel and entertainment;

•	rent; and

•	plant services, insurance and corporate telecommunication and energy expenses.

Currency Risks

Except in Argentina and Brazil, the majority of our contracts with customers provide for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. Accordingly, inflationary pressures on local economies in the other countries in which we operate did not have a material effect on our revenues during 2006. Nevertheless, given that the exchange rate is generally set at the date of invoicing and that we in some cases experience substantial delays in collecting receivables, we are exposed to exchange rate risk, even in countries other than Argentina and Brazil.

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

Currency	December 31, 2004	December 31, 2005	December 31, 2006
	(exchange rate per U.S.$1.00)
Argentina peso	2.95	3.03	3.07
Brazil real	2.65	2.34	2.14

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

Argentina

In early January 2002, the Argentine government abandoned the decade-old fixed peso-dollar exchange rate and permitted the peso to float freely against the U.S. dollar. The peso free market opened on January 11, 2002 and traded at 1.65 pesos to the U.S. dollar and traded as low as 3.87 pesos to the U.S. dollar on June 26, 2002. At both December 31, 2003 and 2004, the exchange rate was 2.95 pesos to the U.S. Dollar. At December 31, 2005, the exchange rate was 3.03 pesos to the U.S. Dollar and December 31, 2006, the exchange rate was 3.07 pesos to the U.S. Dollar. Currently, IMPSAT Argentina’s customer contracts and operating cash inflows are now predominantly denominated in pesos.

Brazil

At December 31, 2005, the real traded at a rate of R$2.34 = $1.00, and it appreciated to R$2.14 = $1.00 at December 31, 2006. The daily average exchange rate for the real during 2006 was R$2.17= $1.00, as compared to R$2.41 = $1.00 during 2005.

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

Termination of Mexican Operations

During the first quarter of 2003, we determined to close our operations in Mexico, which we initially established in 1994. The sale of our operations closed during 2003. Accordingly, our results for the year ended December 31, 2003 include revenues and expenses related to the operations and the sale of our Mexican operations, and the results for the years ended December 31, 2004 and thereafter do not include such revenues or expenses. Our operations in Mexico were not significant.

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

We record our revenues net of deductions for sales taxes. These taxes are assessed by the governmental taxing authorities in a number of countries in which we operate based on a percentage of gross revenues and totaled approximately $10.8 million, $14.1 million and $18.2 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Non-Monetary Transactions

We may exchange capacity on our Broadband Network for capacity from other carriers through the exchange of IRUs. We account for these transactions in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS No. 153”). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.

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

New Accounting Pronouncements

Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s share-based payment in accordance with the recognition and measurement provision of Accounting Principles Board Opinion No. 25. Accounting for Stock Issues to Employees (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Share-based employee compensation expense was not recognized in the Company’s consolidated statement of operations prior to January 1, 2006, as all stock options awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. As a result of adopting SFAS 123R, the charge to operations for the year ended December 31, 2006 was $332. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the year ended December 31, 2006 was $0.03 per share.

In June 2006, the FASB issued Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The accounting provision of FIN 48 will be effective for the Company beginning January 1, 2007. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS No. 157 to determine the impact of adoption on our financial position or results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting sales taxes in the statement of operations on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes. The guidance is effective for periods beginning after December 15, 2006. Since the Company presents its revenues sales net of sales taxes, the adoption of EITF Issue 06-03 will have no impact on the presentation of sales tax in its consolidated statements of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an amendment of FASB Statement No. 115) . SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are required to adopt SFAS No. 159 in the first quarter of 2008. We are currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statements of operations data in dollar amounts and as a percentage of our sales for the periods indicated:

	Year Ended December 31,
	2004		2005		2006
	(in thousands and as a percentage of consolidated revenues)
Net revenues :
Net revenues from services :
Broadband and satellite	$161,964	71.1%	$172,852	68.1%	$184,668	64.8%
Internet	26,125	11.5	30,591	12.0	36,063	12.7
Value added services	16,674	7.3	24,874	9.8	35,755	12.5
Telephony	21,673	9.5	24,967	9.8	27,293	9.6

Total net revenues from services	226,436	99.4	253,284	99.7	283,779	99.6
Sale of equipment	1,279	0.6	690	0.3	1,190	0.4

Total net revenues	227,715	100.0	253,974	100.0	284,969	100.0

Direct costs :
Contracted services	21,285	9.3	24,379	9.6	25,935	9.1
Other direct costs	20,647	9.1	28,909	11.4	35,573	12.5
Leased capacity	67,632	29.7	74,990	29.5	75,724	26.6
Cost of equipment sold	963	0.4	631	0.2	371	0.1

Total direct costs	110,527	48.5	128,909	50.8	137,603	48.3
Salaries and wages	46,339	20.3	50,597	19.9	60,828	21.3
Selling, general and administrative expenses	23,581	10.4	22,335	8.8	25,394	8.9
Gain on extinguishment	(115)	(0.1)	—	—	—
Depreciation and amortization	44,797	19.7	55,324	21.8	60,309	21.2
Interest expense, net	19,970	8.8	30,961	12.1	31,032	10.9
Net gain on foreign exchange	5,804	2.5	10,131	4.0	7,049	2.5
Other income (expense), net	840	0.4	(7,735)	(3.0)	(8,236)	(2.9)
Provision for foreign income taxes	(3,479)	(1.5)	(4,492)	(1.8)	(4,257)	(1.5)

Net loss	$(14,219)	(6.2)%	$(36,248)	(14.3)%	$(35,643)	(12.5)%

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenues. Our total net revenues for 2005 and 2006 equaled $254.0 million and $285.0 million, respectively. Net revenues are composed of net revenues from services and sales of equipment.

Our net revenues from services for 2006 totaled $283.8 million, an increase of $30.5 million (or 12.0%) compared to 2005. Our net revenues from services during 2006 included net revenues from:

•	satellite and broadband data transmission services;

•	Internet services, which is composed of our Internet backbone access and managed modem services;

•	value-added services, including hosting, housing, managed security, and other information technology services, and

•	telephony, including local, national and international long-distance services.

The following table shows our revenues from services by business lines for the periods indicated:

	December 31, 2004		December 31, 2005		December 31, 2006
		% change(1)		% change(1)
	(dollar amounts in thousands)
Broadband and satellite	$161,964	6.7%	$172,852	6.8%	$184,668
Internet	26,125	17.1	30,591	17.9	36,063
Value added services(2)	16,674	49.2	24,874	43.7	35,755
Telephony	21,673	15.2	24,967	9.3	27,293

Total net revenues from services	$226,436	11.9%	$253,284	12.0%	$283,779

(1)	Increase (decrease) compared to previous year.
(2)	Includes our data center services, systems integration and other information technology solutions services.

The increase in our net revenues from services in 2006, as compared to 2005, was due to increases in revenues from broadband and satellite, Internet, value added and telephony services, as further described below:

•	Revenues from broadband and satellite services increased due to higher sales of IP services, primarily in Brazil, Peru, Venezuela and USA.

•	We experienced higher Internet revenues principally due to higher managed security services and the expansion of Internet accesses to corporate customers, mostly in Brazil, Colombia and Venezuela.

•	Our revenues from value added services increased due to higher housing, hosting and managed services delivered in our Data Centers, mostly in Brazil, Chile and Colombia.

•	We experienced increased revenues from telephony services principally due to higher sales to corporate customers in Peru and Brazil.

All of our product lines revenues benefited from increased customer base and improved macroeconomic conditions throughout Latin America.

Our net revenues discussed above were also impacted positively in U.S. dollar terms by the appreciation of the Brazilian real against the U.S. dollar during the 2006 as compared to the prior year. In U.S. dollar terms, our revenues in Brazil, which are denominated in local currencies, generally increase when the local currency appreciates against the U.S. dollar, and decrease when the local currency depreciates.

We had 4,718 customers at December 31, 2006, compared to 4,336 customers at December 31, 2005. In January 2006, IMPSAT Colombia modified the methodology for calculating its number of customers, to count related entities as one customer, consistent with the practice of the other IMPSAT subsidiaries. The numbers of customers set forth above reflect this change in methodology.

The following table shows the evolution of our customer base for the periods indicated:

	As of December 31,
	2005	2006
	Number of Customers		% Change(1)
IMPSAT Argentina	1,842	2,087	13.3%
IMPSAT Colombia	839	762	(9.2)
IMPSAT Brazil	502	533	6.2
IMPSAT Venezuela	244	284	16.4
IMPSAT Ecuador	401	466	16.2
IMPSAT Chile	126	125	(0.8)
IMPSAT Peru	282	368	30.5
IMPSAT USA	100	93	(7.0)

Total	4,336	4,718	8.8%

(1)	Increase (decrease) as of December 31, 2006 compared to as of December 31, 2005.

During 2006, we gained a net total of 382 customers, an increase of 8.8% compared to the prior year, due mainly to an increase in new customers (mostly medium-sized corporations) in Argentina, Peru and Ecuador. In addition to net revenues from services, our total net revenues for 2006 included revenues from sales of equipment. Revenues from equipment sales for 2006 were $1.2 million, as compared to $0.7 million in 2005. Because equipment sales are ancillary to our core business and are generally engaged in by our Company only on an opportunistic basis, we are currently unable to predict more than minimal sales of equipment during 2007.

The following table shows, by operating subsidiary, our revenues from services and total revenues (in each case, including inter-company transactions) for the periods indicated:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
IMPSAT Argentina
Services	$71,291	$78,122	$75,594
Sale of equipment	703	42	78

Total	71,994	78,164	75,672

IMPSAT Colombia
Services	56,532	61,852	66,176
Sale of equipment	141	128	378

Total	56,673	61,980	66,554

IMPSAT Brazil
Services	33,420	48,058	66,602
Sale of equipment	51	—	638

Total	33,471	48,058	67,240

IMPSAT Venezuela
Services	33,070	30,986	32,971
Sale of equipment	70	90	28

Total	33,140	31,076	32,999

IMPSAT Ecuador
Services	17,616	19,891	21,003
Sale of equipment	244	364	67

Total	17,860	20,255	21,070

IMPSAT Chile
Services	7,726	8,591	10,021
Sale of equipment	—	—	—

Total	7,726	8,591	10,021

IMPSAT Peru
Services	14,642	15,413	19,614
Sale of equipment	—	—	—

Total	14,642	15,413	19,614

IMPSAT USA
Services	27,599	26,960	27,258
Sale of equipment	71	66	—

Total	27,670	27,026	27,258

International Satellite Capacity Holding, Ltd.(1)
Services	11,100	9,847	9,092

Total	11,100	9,847	9,092

(1)	This subsidiary’s principal function is to lease private telecommunications capacity from telecommunications carriers and then sublease this capacity at market rates to our operating subsidiaries.

Our total net revenues at IMPSAT Argentina for 2006 totaled $75.7 million, a decrease of $2.5 million (or 3.2%) compared to 2005. The decrease is due primarily to the local currency devaluation, decreased installation charges and to the end of contracts with certain government clients. Argentina is our largest market in terms of number of customers and revenues. After a four-year period of economic difficulties and contraction that included the default by the Argentine government of its external public debt and the devaluation of the peso, the Argentine economy has grown during 2005 and 2006. Nonetheless, Argentina continues to experience limited access to international capital markets. A renewed decline in political and economic conditions in Argentina could materially affect our financial condition and results of operations.

IMPSAT Brazil’s total net revenues for 2006 totaled $67.2 million, an increase of $19.2 million (39.9%) compared to 2005. At December 31, 2005, the real traded at a rate of R$2.34 = $1.00 and it appreciated to R$2.14 = $1.00 at December 31, 2006. IMPSAT Brazil increased revenues as a result of increased delivery of services to existing and new customers. All product lines showed an increase in services and revenues. In addition, revenues at IMPSAT Brazil, benefited from the revaluation of the real, and the improvement of Brazil’s economic conditions. Net revenues increased by approximately $13.2 million as a consequence of higher services delivered and $6.0 million as a consequence of currency revaluation. The average daily exchange rate for the real during 2006 was R$2.17 = $1.00, as compared to the same average in 2005 of R$2.41 = $1.00. However, any future devaluations of the real or contraction of the Brazilian economy would have an adverse effect on IMPSAT Brazil’s and our Company’s overall financial condition and results of operations.

IMPSAT Colombia recorded total net revenues of $66.6 million during 2006, compared to $62.0 million for 2005. This increase is mainly attributed to new customer contracts and expansion of services (particularly data center and Internet services) provided to existing customers.

Revenues at IMPSAT Venezuela equaled $33.0 million for 2006, compared to $31.1 million for 2005. Most of the increase is related to higher Internet, broadband and satellite, and data center services delivered. Venezuela has experienced and continues to experience political and economic uncertainty. The Venezuelan government imposed foreign exchange and price controls during February 2003, making it difficult for our customers in that country to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela and to obtain U.S. dollars required to purchase needed telecommunications equipment and repair parts. The continuation or worsening of this crisis in Venezuela could have a material adverse effect on IMPSAT Venezuela’s results of operations and financial condition.

IMPSAT USA recorded total net revenues of $27.3 million for 2006, compared to $27.0 million for 2005. The increase is primarily a consequence of new customers for broadband and satellite services. IMPSAT Ecuador recorded total net revenues of $21.1 million for 2006, compared to $20.2 million for 2005. The increase is due primarily to expansion of customer base and services to existing customers, mainly in broadband and satellite. IMPSAT Peru recorded total net revenues of $19.6 million for 2006, compared to $15.4 million for 2005. The increase was mainly related to higher telephony, broadband and satellite services. IMPSAT Chile recorded total net revenues of $10.0 million for 2006, compared to $8.6 million for 2005. The increase was primarily due to higher sales of data center and other value added services.

Direct Costs. Our direct costs for 2006 totaled $137.6 million, an increase of $8.7 million (or 6.7%), compared to 2005. Direct costs of our subsidiaries are described prior to the elimination of inter-company transactions. The increase in our direct costs is directly attributable to increased sales of services and the effects of currency revaluation in Brazil. Direct costs decreased in IMPSAT Argentina, due to lower sales. IMPSAT Venezuela and IMPSAT USA, where direct costs decreased as a consequence of lower inter-company transactions.

The following table shows, by operating subsidiary, our direct costs for the periods indicated, and variations between each period:

	As of December 31,
	2005	2006
	Direct Costs		$ Change	% Change
IMPSAT Argentina	$41,757	$40,669	$(1,088)	(2.6)%
IMPSAT Colombia	33,922	34,470	548	1.6%
IMPSAT Brazil	24,210	31,131	6,921	28.6%
IMPSAT Venezuela	12,414	11,375	(1,039)	(8.4)%
IMPSAT Ecuador	9,849	10,799	950	9.6%
IMPSAT Chile	4,672	5,538	866	18.5%
IMPSAT Peru	11,797	13,373	1,576	13.4%
IMPSAT USA	17,461	16,774	(687)	(3.9)%
Other(1)	(27,173)	(26,526)	647	(2.4)%

Total	$128,909	$137,603	$8,694	6.7%

(1)	This includes direct costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

(1) Contracted Services. Contracted services costs include costs of maintenance and installation (and de-installation) services provided by outside contractors. During 2006, our contracted services costs totaled $25.9 million, an increase of

$1.6 million (or 6.4%) compared to 2005. Of this amount, maintenance costs for our telecommunications network infrastructure, including the Broadband Network, totaled $14.5 million for 2006 compared to $14.2 million during 2005. Installation costs totaled $11.5 million for 2006 compared to $10.2 million in 2005. Our installation costs increased because we had more new customers and expanded our network during 2006 compared to 2005. In addition, currency revaluation in Brazil served to increase contracted services costs in 2006.

The following table shows, by operating subsidiary, our costs for contracted services for the periods indicated, and variations between each period:

	As of December 31,
	2005	2006
	Contracted Services		$ Change	% Change
IMPSAT Argentina	$7,679	$7,618	$(61)	(0.8)%
IMPSAT Colombia	5,246	5,265	19	0.4%
IMPSAT Brazil	4,599	5,757	1,158	25.2%
IMPSAT Venezuela	2,013	2,165	152	7.6%
IMPSAT Ecuador	1,902	1,862	(40)	(2.1)%
IMPSAT Chile	992	1,091	99	10.0%
IMPSAT Peru	773	990	217	28.1%
IMPSAT USA	475	442	(33)	(6.9)%
Other(1)	700	745	45	6.4%

Total	$24,379	$25,935	$1,556	6.4%

(1)	This includes contracted services costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions

(2) Other Direct Costs. Other direct costs principally include licenses and other fees; sales commissions paid to internal sales personnel and third-party sales representatives; utilities and operational outsourcing in our Data Center facilities; and our provision for doubtful accounts and expenses related to the maintenance and operations of the telecommunications nodes utilized to support telecommunications services provided to our customers. We recorded other direct costs of $35.6 million, an increase of $6.7 million (or 23.1%) compared to 2005.

Sales commissions paid to our internal sales personnel and third-party sales representatives for 2006 totaled $7.5 million compared to $7.5 million in 2005.

We recorded a provision for doubtful accounts of $1.3 million for 2006, compared to a net reversal of $1.1 million for the previous year. The net reversal of 2005 related principally to our settlement with Global Crossing concerning certain disputes that we had with that company. We recorded a net reversal of $1.7 million in connection with the Global Crossing settlement. At December 31, 2006, our allowance for doubtful accounts covered approximately 104.2% of our gross trade accounts receivable past due more than six months compared to 96.4% at December 31, 2005. The average days in quarterly gross trade accounts receivable did not change from December 31, 2005 to December 31, 2006, remaining in 50 days.

Our expenses related to the maintenance and operations of our telecommunications nodes totaled $10.7 million for 2006, an increase of $2.6 million (or 31.5%) from the same period in 2005. The increase in such node-related expenses resulted primarily from required increases in node capacity proportionate to the increase in services provided, higher volumes and prices for energy required for our nodes relative to expansion of our data center and other services, and the appreciation of the Brazilian real.

The following table shows, by operating subsidiary, other direct costs for the periods indicated, and variations between each period:

	As of December 31,
	2005	2006
	Other Direct Costs		$ Change	% Change
IMPSAT Argentina	$8,648	$9,522	$874	10.1%
IMPSAT Colombia	6,489	7,526	1,037	16.0%
IMPSAT Brazil	7,384	11,320	3,936	53.3%
IMPSAT Venezuela	3,292	3,240	(52)	(1.6)%
IMPSAT Ecuador	1,064	1,806	742	69.7%
IMPSAT Chile	363	1,178	815	224.5%
IMPSAT Peru	1,128	970	(158)	(14.0)%
IMPSAT USA	891	1,156	265	29.7%
Other(1)	(350)	(1,145)	(795)	227.1%

Total	$28,909	$35,573	$6,664	23.1%

(1)	This includes other direct costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions

(3) Leased Capacity. Our leased capacity costs for 2006 totaled $75.7 million, representing 26.6% of our net revenues, as compared to $75.0 million, representing 29.5% of our net revenues, in 2005. The increase in leased capacity costs in 2006 of $0.7 million (or 1.0%) compared to 2005 is attributable to increased revenues and services.

Our leased capacity costs for satellite capacity for 2006 totaled $19.6 million, a decrease of $3.4 million (or 14.8%) compared to 2005. The decrease in our leased satellite capacity costs was principally due to reduction in satellite capacity prices and migration of our satellite-based services to terrestrial-based services on our proprietary network or leased terrestrial links. We had approximately 633 MHz of leased satellite capacity at December 31, 2006 and 709 MHz at December 31, 2005.

Our costs for dedicated leased capacity on third-party fiber optic networks totaled $39.7 million for 2006, an increase of $4.2 million (or 11.9%) compared to 2005. These costs were incurred principally in Argentina, Brazil, Colombia and USA. We will continue to require leased capacity to provide telecommunications services to clients with facilities outside of the footprint of our Broadband Network in order to provide end-to-end telecommunications services. The increase in costs for dedicated leased capacity on third-party fiber optic networks was principally due to the migration of our customers from satellite-based services to terrestrial-based services and an increase in services delivered to our customers. In addition, currency revaluation in Brazil contributed to the increases in these costs. In addition, as a result of our having reached full capacity on international underseas cable IRUs that we purchased in prior years, we have been required to lease additional international fiber optic capacity in order to meet the international telecommunications needs of our clients. Our customers are increasingly expressing a desire for fiber optic telecommunications, which has resulted in an increase in leased fiber optic capacity costs and a decrease in leased satellite capacity costs described above.

The following table shows, by operating subsidiary, our leased capacity costs for the periods indicated, and variations between each period:

	As of December 31,
	2005	2006
	Leased Capacity		$ Change	% Change
IMPSAT Argentina	$24,060	$22,086	$(1,974)	(8.2)%
IMPSAT Colombia	21,148	20,098	(1,050)	(5.0)%
IMPSAT Brazil	11,407	13,232	1,825	16.0%
IMPSAT Venezuela	6,221	5,413	(808)	(13.0)%
IMPSAT Ecuador	6,184	6,673	489	7.9%
IMPSAT Chile	2,927	2,635	(292)	(10.0)%
IMPSAT Peru	9,692	11,249	1,557	16.1%
IMPSAT USA	12,431	10,399	(2,032)	(16.3)%
Other(1)	(19,080)	(16,061)	3,019	(15.8)%

Total	$74,990	$75,724	$734	1.0%

(1)	This includes leased capacity costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions

In connection with services we offer under our licenses to provide domestic and international long distance telephony connections, we incur costs for interconnection and telephony termination (“I&T”). We incur costs for frequency rights related to regulatory fees for the rights to use certain frequencies in the countries in which we operate. Our I&T and frequency rights costs totaled $16.4 million during 2006 (which includes $14.5 million of I&T costs) compared to $16.5 million of I&T and frequency rights costs for 2005 (which includes $13.8 million of I&T costs), which represents a decrease of $0.1 million (or 0.6%). Interconnection costs increased in 2006, as compared to the same period in 2005, due to increased delivery of telephony services.

The following table shows, by operating subsidiary, our I&T and frequency rights costs for the periods indicated, and variations between each period:

	As of December 31,
	2005	2006
	I&T and frequency rights		$ Change	% Change
IMPSAT Argentina	$9,313	$8,961	$(352)	(3.8)%
IMPSAT Colombia	1,519	933	(586)	(38.6)%
IMPSAT Brazil	1,177	960	(217)	(18.4)%
IMPSAT Venezuela	7	3	(4)	(57.1)%
IMPSAT Ecuador	349	313	(36)	(10.3)%
IMPSAT Chile	939	593	(346)	(36.8)%
IMPSAT Peru	7,148	8,712	1,564	21.9%
IMPSAT USA	3,886	1,664	(2,222)	(57.2)%
Other(1)	(7,843)	(5,739)	2,104	(26.8)%

Total	$16,495	$16,400	$(95)	(0.6)%

(1)	This includes I&T and frequency rights costs of International Satellite Capacity Holding, Ltd and for all inter-company transactions

(4) Costs of Equipment Sold. In 2006, we incurred costs of equipment sold of $0.4 million, compared to costs of equipment sold of $0.6 million for 2005, which represents a decrease of $0.3 million or (41.2%). Although sales of equipment increased, the decrease is attributable to the sales being of different types of equipment and spread throughout a variety of customers.

Salaries and Wages. Salaries and wages for 2006 totaled $60.8 million, compared to $50.6 million in 2005. The increase is due to higher headcount and variable compensation, currency revaluation in Brazil, salary increases related to adjustments for inflation a one-time charge of $3.8 million recorded under the Company’s management incentive plan related to Global Crossing’s proposed acquisition of the Company. Consolidated number of employees increased from 1,208 at December 31, 2005 to 1,251 at December 31, 2006. This increase was required to sustain revenue growth in Brazil.

Management expects to continue to monitor the size of its total workforce and to make appropriate adjustments as required by financial and competitive circumstances.

IMPSAT Argentina increased its number of employees to 445 persons as of December 31, 2006, compared to 426 persons as of December 31, 2005.

IMPSAT Brazil increased its number of employees to 225 persons at December 31, 2006, compared to 208 persons at December 31, 2005.

IMPSAT Colombia increased its number of employees to 250 persons at December 31, 2006, compared to 237 persons at December 31, 2005.

IMPSAT Venezuela decreased its number of employees to 98 persons at December 31, 2006, compared to 110 persons at December 31, 2005.

IMPSAT USA decreased its number of employees to 57 persons at December 31, 2006, compared to 63 persons at December 31, 2005.

IMPSAT Peru increased its number of employees to 63 persons at December 31, 2006, compared to 61 persons at December 31, 2005.

IMPSAT Ecuador increased its number of employees to 80 persons at December 31, 2006, compared to 70 persons at December 31, 2005.

IMPSAT Chile had 33 persons at December 31, 2006, compared to 33 persons at December 31, 2005.

The following table shows, by operating subsidiary, our salaries and wages expenses for the periods indicated, and variations between each period:

	As of December 31,
	2005	2006
	Salaries & Wages		$ Change	% Change
IMPSAT Argentina	$12,547	$13,754	$1,207	9.6%
IMPSAT Colombia	8,764	8,789	25	0.3%
IMPSAT Brazil	10,484	13,185	2,701	25.8%
IMPSAT Venezuela	3,295	3,928	633	19.2%
IMPSAT Ecuador	2,481	2,712	231	9.3%
IMPSAT Chile	1,443	1,669	226	15.7%
IMPSAT Peru	2,198	2,660	462	21.0%
IMPSAT USA	5,602	5,125	(477)	(8.5)%
Other(1)	3,783	9,006	5,223	138.1%

Total	$50,597	$60,828	$10,231	20.2%

(1)	This includes salaries and wages of International Satellite Capacity Holding, Ltd and charges from the management incentive plan related to Global Crossing’s proposed acquisition of the Company.

Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs;

•	professional fees and other remuneration;

•	travel and entertainment;

•	rent; and

•	plant services, insurance, and telephone expenses.

We incurred SG&A expenses of $25.4 million for 2006, representing an increase of $3.1 million (or 13.7%) compared to 2005. The increase is related to higher advisory fees and the effect of the revaluation of the Real in our expenses in Brazil.

The following table shows, by operating subsidiary, our SG&A expenses for the periods indicated, and variations between each period:

	As of December 31,
	2005	2006
	Selling, General and Administrative Expenses		$ Change	% Change
IMPSAT Argentina	$6,452	$6,907	$455	7.1%
IMPSAT Colombia	2,832	2,896	64	2.3%
IMPSAT Brazil	4,227	5,690	1,463	34.6%
IMPSAT Venezuela	2,073	2,399	326	15.7%
IMPSAT Ecuador	1,475	1,488	13	0.9%
IMPSAT Chile	1,341	1,205	(136)	(10.1)%
IMPSAT Peru	1,058	1,067	9	0.9%
IMPSAT USA	1,983	2,272	289	14.6%
Other(1)	894	1,470	576	64.4%

Total	$22,335	$25,394	$3,059	13.7%

(1)	This includes SG&A expenses of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

Depreciation and Amortization. Our depreciation and amortization expenses for 2006 totaled $60.3 million, an increase of $5.0 million (or 9.0%) compared to depreciation and amortization for 2005. The increase in depreciation and amortization expenses is principally due to an increase in the Company’s depreciable fixed asset base as a result of increased capital expenditures. During 2006, we made purchases of property, plant and equipment totaling $35.6 million. Such additional equipment, which comprises principally customer premises and other central telecommunications equipment, is depreciated over a shorter period of time than other components of our property, plant and equipment and results in higher depreciation charges in the current periods.

Interest Expense, Net. Our net interest expense for 2006 totaled $31.0 million, consisting of interest expense of $32.0 million and interest income of $0.9 million. Our net interest expense for 2006 increased by $0.1 million (or 0.2%) compared to the net interest expense for 2005. Commencing on March 26, 2005, the effective interest rate on our subsidiaries senior indebtedness increased from 6% per annum to 10% per annum. In connection with the amendment of $107.3 million in outstanding principal amount of this indebtedness in July 2005, the interest rate on such indebtedness was further increased to 12% per annum. Our indebtedness as of December 31, 2006 totaled $241.1 million, as compared to $248.1 million as of December 31, 2005, as a result of principal payments of $14.7 million, offset by an increase in the principal amount of our indebtedness of $7.0 million and the revaluation effect on new debt obtained by our subsidiaries for $0.7 million.

Net Gain on Foreign Exchange. We recorded a total net gain on foreign exchange for 2006 of $7.0 million, compared to net gain of $10.1 million for 2005. The net gain on foreign exchange was primarily due to the appreciation of the Brazilian real on the book value of our monetary assets and liabilities in Brazil, offset by net losses on foreign exchange in Venezuela and Colombia.

IMPSAT Argentina recorded a net loss on foreign exchange for 2006 of $0.2 million as compared to a net loss on foreign exchange for 2005 of $0.7 million. IMPSAT Brazil recorded a net gain on foreign exchange for 2006 totaling $7.7 million, compared to net gains of $12.0 million for 2005.

During February 2004, the Venezuelan government further devalued the bolivar and fixed the bolivar’s value to the U.S. dollar at Bs. 1,920.00 = $1.00. On March 3, 2005, the Venezuelan government again devalued its currency by 10.7%, to Bs. 2,150 = $1.00.

Other Income (Expenses), Net. We recorded other expenses, net, for 2006 of $8.2 million, as compared to other expenses, net, of $7.7 million for 2005. Other expenses, net, in 2005 and 2006 are primarily related to debt restructuring costs incurred in 2005 and merger related costs incurred in 2006.

Provision for Foreign Income Taxes. For 2006, we recorded a provision for foreign income taxes of $4.3 million, compared to $4.5 million for 2005. The decrease in the provision for foreign income taxes in 2006, compared to 2005, was due primarily to a decrease in deferred tax liabilities offset by an increase in taxable income in IMPSAT Argentina, IMPSAT Venezuela and IMPSAT Colombia.

Net Income (Loss). For the year ended December 31, 2006, we recorded a net loss of $35.6 million. This compares to net loss of $36.2 million in 2005. The decrease in net loss is principally due to a decrease in the provision for foreign income tax offset by the increase in depreciation and amortization expenses.

The following table shows, by operating subsidiary, our net income (loss) for the periods indicated, and variations between each period:

	As of December 31,
	2005	2006
	Net Income (Loss)		$ Change	% Change
IMPSAT Argentina	$(5,568)	$(12,380)	$(6,812)	122.3%
IMPSAT Colombia	(6,128)	1,858	7,986	(130.3)%
IMPSAT Brazil	(6,669)	(1,243)	5,426	(81.4)%
IMPSAT Venezuela	2,705	4,468	1,763	65.2%
IMPSAT Ecuador	2,143	1,495	(648)	(30.2)%
IMPSAT Chile	212	(327)	(539)	(254.2)%
IMPSAT Peru	(2,387)	(202)	2,185	(91.5)%
IMPSAT USA	(1,043)	1,124	2,167	(207.8)%
Other(1)	(19,513)	(30,436)	(10,923)	56.0%

Total	$(36,248)	$(35,643)	$605	(1.7)

(1)	This includes net income (loss) of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenues. The increase in our net revenues from services in 2005, as compared to 2004, was due to increases in revenues from broadband and satellite, Internet, value added and telephony services.

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

Our net revenues at IMPSAT Argentina increased during 2005. Our total net revenues at IMPSAT Argentina for 2005 totaled $78.2 million, an increase of $6.2 million (or 8.6%) compared to 2004. The increase is mostly related to higher telephony services delivered to corporate customers and higher IP services to new and existing customers in broadband and satellite. Argentina is our largest market in terms of number of customers and revenues. After a four-year period of economic difficulties and contraction that included the default by the Argentine government of its external public debt and the devaluation of the peso, the Argentine economy grew during 2004 and 2005. Nonetheless, Argentina continues to experience a lack of access to international capital markets. A renewed decline in political and economic conditions in Argentina, our largest country of operation, could materially affect our financial condition and results of operations.

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

IMPSAT USA recorded total net revenues of $27.0 million for 2005, compared to $27.7 million for 2004. The decrease is primarily a consequence of lower revenues from broadband and satellite services, offset by increased sales of Internet services. IMPSAT Ecuador recorded total net revenues of $20.3 million for 2005, compared to $17.9 million for 2004. The increase is due primarily to expansion of customer base and services to existing customers, mainly in broadband and satellite capacity, and Internet connections. IMPSAT Peru recorded total net revenues of $15.4 million for 2005, compared to $14.6 million for 2004. The increase was mainly related to higher telephony services. IMPSAT Chile recorded total net revenues of $8.6 million for 2005, compared to $7.7 million for 2004. The increase was primarily due to higher sales of housing and value added services.

Direct Costs. Our direct costs for 2005 totaled $128.9 million, an increase of $18.4 million (or 16.6%), compared to 2004. Direct costs of our subsidiaries are described prior to the elimination of inter-company transactions. The increase in our direct costs is directly attributable to increased sales of services and the effects of currency revaluation in Colombia and Brazil, except in IMPSAT Venezuela and IMPSAT USA, where direct costs decreased due to lower sales of services.

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

We recorded a net reversal of our provision for doubtful accounts of $1.1 million for 2005, compared to a net reversal of $3.9 million for the previous year. The net reversal of 2004 related principally to our settlement with Global Crossing concerning certain disputes that we had with that company. We recorded a net reversal of $1.7 million in connection with the Global Crossing settlement. At December 31, 2005, our allowance for doubtful accounts covered approximately 96.4% of our gross trade accounts receivable past due more than six months compared to 115.0% at December 31, 2004. The average days in quarterly gross trade accounts receivable decreased from 52 days at December 31, 2004 to 50 days at December 31, 2005.

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

(3) Leased Capacity. Our leased capacity costs for 2005 totaled $75.0 million, representing 29.5% of our net revenues, as compared to $67.6 million, representing 29.7% of our net revenues, in 2004. The increase in leased capacity costs in 2005 of $7.4 million (or 10.9%) compared to 2004 is related to higher services delivered, except in IMPSAT Venezuela, where leased capacity costs decreased due to reduced inter-company transactions.

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

IMPSAT Argentina had 437 employees as of December 31, 2005, compared to 453 employees as of December 31, 2004.

IMPSAT Brazil increased its number of employees to 199 persons at December 31, 2005, compared to 197 persons at December 31, 2004.

IMPSAT Colombia decreased its number of employees to 235 persons at December 31, 2005, compared to 246 persons at December 31, 2004.

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

IMPSAT Chile decreased its number of employees to 33 persons at December 31, 2005, compared to 34 persons at December 31, 2004.

The following table shows, by operating subsidiary, our salaries and wages expenses for the periods indicated, and variations between each period:

	As of December 31,
	2004	2005
	Salaries & Wages		$ Change	% Change
IMPSAT Argentina	$11,675	$12,547	$872	7.5%
IMPSAT Colombia	7,128	8,764	1,636	23.0%
IMPSAT Brazil	8,634	10,484	1,850	21.4%
IMPSAT Venezuela	3,195	3,295	100	3.1%
IMPSAT Ecuador	2,096	2,481	385	18.4%
IMPSAT Chile	1,358	1,443	85	6.3%
IMPSAT Peru	1,980	2,198	218	11.0%
IMPSAT USA	5,821	5,602	(219)	(3.8)%
Other(1)	4,452	3,783	(669)	(15.0)%

Total	$46,339	$50,597	$4,258	9.2%

(1)	This includes salaries and wages of International Satellite Capacity Holding, Ltd.

Selling, General and Administrative Expenses. Our SG&A expenses consist principally of:

•	publicity and promotion costs;

•	professional fees and other remuneration;

•	travel and entertainment;

•	rent; and

•	plant services, insurance, and telephone expenses.

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

The following table shows, by operating subsidiary, our SG&A expenses for the periods indicated, and variations between each period:

	As of December 31,
	2004	2005
	Selling, General and Administrative Expenses		$ Change	% Change
IMPSAT Argentina	$7,358	$6,452	$(906)	(12.3)%
IMPSAT Colombia	2,815	2,832	17	0.6%
IMPSAT Brazil	4,052	4,227	175	4.3%
IMPSAT Venezuela	1,569	2,073	504	32.1%
IMPSAT Ecuador	1,197	1,475	278	23.2%
IMPSAT Chile	1,660	1,341	(319)	(19.2)%
IMPSAT Peru	1,019	1,058	39	3.8%
IMPSAT USA	2,039	1,983	(56)	(2.7)%
Other(1)	1,872	894	(978)	(52.2)%

Total	$23,581	$22,335	$(1,246)	(5.3)%

(1)	This includes SG&A expenses of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

Depreciation and Amortization. Our depreciation and amortization expenses for 2005 totaled $55.3 million, an increase of $10.5 million (or 23.5%) compared to depreciation and amortization for 2004. The increase in depreciation and amortization expenses is principally due to an increase in the Company’s depreciable fixed asset base as a result of increased capital expenditures. During 2005, we made purchases of property, plant and equipment totaling $34.3 million. Such additional equipment, which comprises principally customer premises and other central telecommunications equipment, is depreciated over a shorter period of time than other components of our property, plant and equipment and results in higher depreciation charges in the current periods. In addition, the increase in depreciation and amortization expenses is due to the depreciation of the Company’s goods in warehouses during 2005, totaling $4.0 million.

Interest Expense, Net. Our net interest expense for 2005 totaled $31.0 million, consisting of interest expense of $32.4 million and interest income of $1.4 million. Our net interest expense for 2005 increased by $11.0 million (or 55.0%) compared to the net interest expense for 2004. The increase in our net interest expense is due in part to the increase in the rate of interest on subsidiary indebtedness totaling $113.2 million in outstanding principal amount and to increased withholding taxes on such subsidiary indebtedness repayments. Commencing on March 26, 2005, the effective interest rate on such indebtedness increased from 6% per annum to 10% per annum. In connection with the amendment of $107.3 million in outstanding principal amount of this indebtedness in July 2005, the interest rate on such indebtedness was further increased to 12% per annum. Our indebtedness as of December 31, 2005 totaled $248.1 million, as compared to $281.1 million as of December 31, 2004, as a result of principal payments of $40.0 million, offset by an increase in the principal amount of our indebtedness of $2.4 million due to new debt obtained by our subsidiaries. Of our total interest expense for 2005, $3.4 million represents “payment in kind” accretion to our Senior Notes and certain indebtedness of our subsidiaries.

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

Other Income (Expenses), Net. We recorded other expenses, net, for 2005 of $7.7 million, as compared to other income, net, of $0.8 million for 2004. The change in other income (expenses), net, from 2004 to 2005 was due primarily to debt restructuring costs incurred in 2005.

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

The following table shows, by operating subsidiary, our net income (loss) for the periods indicated, and variations between each period:

	As of December 31,
	2004	2005
	Net Income (Loss)		$ Change	% Change
IMPSAT Argentina	$2,084	$(5,568)	$(7,652)	(367.2)%
IMPSAT Colombia	(5,314)	(6,128)	(814)	15.3%
IMPSAT Brazil	(1,911)	(6,669)	(4,758)	249.0%
IMPSAT Venezuela	4,556	2,705	(1,851)	(40.6)%
IMPSAT Ecuador	3,009	2,143	(866)	(28.8)%
IMPSAT Chile	(847)	212	1,059	(125.0)%
IMPSAT Peru	(1,103)	(2,387)	(1,284)	116.4%
IMPSAT USA	(1,146)	(1,043)	103	(9.0)%
Other(1)	(13,547)	(19,513)	(5,966)	44.0%

Total	$(14,219)	$(36,248)	$(22,029)	154.9%

(1)	This includes net income (loss) of International Satellite Capacity Holding, Ltd and for all inter-company transactions.

Liquidity and Capital Resources

At December 31, 2006, we had total cash and cash equivalents of $21.3 million, as compared to $24.1 million as of December 31, 2005.

As of December 31, 2006, approximately $7.4 million of our cash and cash equivalents were held in Venezuelan bolivars by IMPSAT Venezuela (based on the official exchange rate at that date of Bs.2,150 = $1.00). Foreign exchange controls instituted in Venezuela since February 2003 make it difficult to repatriate these and any other earnings from our Venezuelan operations on a timely basis, without substantial cost. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela. Future devaluations of the Venezuelan bolivar and/or the implementation of stiffer exchange control restrictions in that country could have a material adverse effect on the recorded U.S. dollar value of our cash and cash equivalents held by IMPSAT Venezuela and would result in a loss in future periods in our consolidated statement of operations.

At December 31, 2006, our total indebtedness was $241.1 million, as compared to $248.1 million at December 31, 2005, of which $0.9 million represented short-term debt, $35.5 million represented current portion of long-term debt and $204.7 million represented long-term debt. Our capital expenditures budget contemplates that we will need approximately $43.6 million (including amounts spent to date) through the end of 2007 for capital expenditures.

We remain in default under indebtedness owed to one creditor who voted against the Plan. Under the Plan, the claims of that creditor were contingent obligations arising under guarantees by us of certain primary indebtedness of IMPSAT Argentina. Notwithstanding our emergence from bankruptcy and the extinguishment of the guarantee as a result, an event of default occurred and is continuing with respect to the related primary underlying indebtedness of IMPSAT Argentina. In addition this indebtedness, which relates to vendor financing totaling approximately $7.6 million in outstanding principal amount as of December 31, 2006, matured and is due and payable. IMPSAT Argentina had been in discussions with the holder of the indebtedness with a view to rescheduling or otherwise restructuring the defaulted debt obligation. We understand that this holder transferred the defaulted debt obligation to a new holder. IMPSAT Argentina is not in discussions with the new holder. There is no assurance that IMPSAT Argentina will reach a definitive agreement with this holder to reschedule or restructure such obligations. Under certain circumstances, IMPSAT Argentina could be forced to seek protection or liquidate under the bankruptcy laws of Argentina.

On July 29, 2005, we entered into amended and restated financing agreements to restructure $125.6 million of our vendor indebtedness, the Senior Secured Notes, which were issued by IMPSAT Argentina and IMPSAT Brazil pursuant to separate credit agreements that are each guaranteed by us, and which was held by affiliates of certain members of our Board of Directors. Prior to the amendments, such indebtedness was required to be paid in eight remaining semi-annual principal installments aggregating $15.7 million between September 2005 and March 2009. Pursuant to such amendments, we made an initial principal repayment of $18.3 million and modified the terms of the agreements such that the remaining outstanding principal amounts will be repaid in the aggregate amounts of $20.0 million in 2007, $25.0 million in 2008 and $57.3 million in 2009. The amended indebtedness bears interest at a rate of 12% per annum, payable semi-annually in arrears, as compared to 10% per annum for the period prior to the effectiveness of the amendments. The parties also agreed to amendments to the financial covenants in the agreements to reflect current financial and operating conditions. The amended indebtedness was subjected to an optional prepayment at a cost of 101% until July 29, 2006 and at par thereafter. IMPSAT Argentina and IMPSAT Brazil (with respect to the credit agreement to which it is a party), on the one hand, and the lenders of the amended indebtedness, on the other hand, each have an option to further amend the agreements governing such indebtedness to provide that we shall be the primary borrower, and IMPSAT Argentina and IMPSAT Brazil the respective guarantors of the portions of the indebtedness currently owed by them, subject to certain terms and conditions. The terms and conditions of the amendments were negotiated by a special committee of our Board of Directors that was formed to explore recapitalization alternatives. As of December 31, 2006, IMPSAT Brazil was not in compliance with certain financial ratios on its approximately $63.4 million of Senior Secured Notes.

On March 15, 2007, the Company and its subsidiaries in Argentina and Brazil entered into amendments to the Argentina Financing Agreement and the Brazil Financing Agreement, which provided for the extension of the interest payment date under the Argentina Financing Agreement and the interest and principal payment dates under the Brazil Financing Agreement from March 25, 2007 to May 25, 2007, and the waiver through the first quarter of 2008 of the Debt Service Coverage Ratio, as defined in the Brazil Financing Agreement.

In its audit report on our consolidated financial statements for the year ended December 31, 2006, Deloitte & Touche LLP, our independent registered public accounting firm, included a paragraph that noted that our current liquidity position, the amount of our debt obligations, and our operating results, raised substantial doubt as to our ability to continue as a going concern. Deloitte issued a similar opinion with respect to our consolidated financial statements for the year ended December 31, 2005. Based on our current business plan, we will not internally generate sufficient funds to meet our maturing obligations during 2007. If we cannot generate sufficient cash flows to meet our cash-flow and working capital needs, and to achieve our longer term growth and operational goals, we will require additional financing. There is no assurance that such financing will be available on acceptable terms or at all. The Company’s financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result if we were forced to discontinue operations. For additional information, see Note 2 to our consolidated financial statements.

As set forth in our consolidated statement of cash flows, our operating activities provided $40.9 million in net cash flows for 2006, compared to $32.4 million provided by operating activities during 2005. The increase in cash flow provided by operating activities was primarily due to the decrease in other non-current assets, an increase in other long-term liabilities and an increase in accrued and other liabilities.

For 2006, our investing activities used $35.3 million in net cash flows, compared to $34.3 million of net cash flows used for investing activities during the corresponding period in 2005. The increase in net cash flows used in investing activities was principally due to an increase in purchases of property, plant and equipment offset by proceeds of $0.3 million from sales of property, plant and equipment. Our capital expenditures in 2006 represented $ 35.6 million of our net cash flows compared to $34.3 million in 2005. During 2006, $7.7 million in net cash flows were used in financing activities. This compares to $37.6 million in net cash flows used in financing activities during 2005.

At December 31, 2006, we had leased satellite capacity with annual rental commitments of approximately $13.7 million through the year 2009 under non-cancelable agreements. The Company has entered into contracts for the purchase of satellite capacity for approximately $14.4 million through 2015. In addition, at December 31, 2006, we had commitments to purchase telecommunications equipment amounting to approximately $5.2 million. Furthermore, we have leased from third parties a series of terrestrial links for the provision of data, Internet and telephony services to our clients in the different countries in which we operate.

In December 2006, the City of Buenos Aires, Argentina, sent us a tax assessment for the fourth quarterly installment of 2006 relating to a purported tax for the use of the air space in and around the City in respect of our antennas and supporting structures in the amount of approximately $1.7 million. Included in the notice was a statement of additional assessments covering earlier years (2003 through 2005) and the first three quarters of 2006. The total amount for these earlier periods was approximately $33.1 million. If required to pay this tax at the current rate and based on invoices received from the City of Buenos Aires through December 31, 2006, we estimate that we would be subject to an additional tax of approximately $8.6 million per year. We had previously received notices from the City for these types of taxes, one of which related to the fiscal year 2003. The notices followed a request from the City in 2003 for information regarding our ownership of antennas for purposes of imposition of the tax. We have formally objected to the legality of the tax and to certain factual assumptions used in calculating the tax, and have rejected each of the notices in an administrative proceeding filed before the City of Buenos Aires. We learned in July 2005 that the City had rejected our objection to the legality of the tax through a “Providencia” which we have rejected and is also the subject of the administrative proceeding. In December 2006, we filed an objection with respect to the tax on antennas assessed for the final quarter of 2006. In our objection, we reaffirmed our position that such a tax is both illegal and based on false assumptions. Our objection is pending resolution before the City’s tax authorities. In addition to the tax claims of the City of Buenos Aires, we have received claims of a similar nature from the Municipality of Quilmes in Argentina in the amount of approximately $12.5 million, plus defaulted interest. We believe, based on our analysis of the issue and advice of our legal counsel, that no tax is owed, and we intend to vigorously defend against any requirement that we pay taxes in connection with either of these claims. See “Risk Factors—We may be subject to significant liabilities due to a tax on antennas imposed by the City of Buenos Aires and other municipalities.”

In October 2004 the Brazilian tax authorities issued two tax infraction notices against IMPSAT Brazil for the collection of the Import Duty and the Tax on Manufactured Products, plus fines and interests. The notice informed IMPSAT Brazil that the taxes were levied because a specific document (Declaração de Necessidade—“Statement of Necessity”) was not provided by IMPSAT Brazil at the time of importation, in breach of MERCOSUR rules. The total amount of the tax assessment was approximately $4.3 million at December 31, 2006. Oppositions were filed on behalf of IMPSAT Brazil arguing that the Argentine exporter (Corning Cable Systems Argentina S.A.) complied with the MERCOSUR rules and a favorable first instance decision was granted. However, due to the amount involved, the case was remitted to the official compulsory review by the Federal Taxpayers Council. The administrative final decision is still pending.

In addition, in December 2004, the tax authorities of the State of São Paulo, in Brazil, issued an infraction notice for collection of Tax on Distribution of Goods and Services (“ICMS”) supposedly due on the lease of movable properties by comparing such activity to communications services, on which the ICMS state tax is actually levied. The total amount of this tax assessment was approximately $5.2 million at December 31, 2006, including interest and fines. A defense was filed on behalf of IMPSAT Brazil, arguing that the lease of assets could not be treated as a communication service subject to ICMS. The defense was rejected in the first administrative level, and an appeal to State Administrative Court was then filed, which is pending judgment. We believe there are good grounds to have the tax assessment cancelled. However, if the tax assessment is not cancelled in the administrative level for any reason, judicial measures may be adopted to remove such tax assessment.

Contractual Obligations and Commitments

The following table sets forth due dates of our contractual obligations as of December 31, 2006: (debt repayments denominated in local currencies have been calculated at the exchange rate at the year ended December 31, 2006).

Type of Obligations	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Short-term debt	$839					$839

Long-term debt(1)	34,239	$42,576	$58,145	$10,050	$92,903	237,913
Capital lease obligations	1,277	791	174	75		2,317

Subtotal	35,516	43,367	58,319	10,125	92,903	240,230

Operating leases	22,951	17,209	13,511			53,671
Purchase obligations(2)	5,206
Interest payments	24,487	27,675	10,297	6,792	12,787	82,038

Total contractual cash obligations	$88,999	$88,251	$82,127	$16,917	$105,690	$376,778

(1)	2007 amount includes the defaulted indebtedness of IMPSAT Argentina totaling approximately $7.6 million in outstanding principal amount.
(2)	This includes commitments for satellite capacity and terrestrial links.

Recent Developments

On October 25, 2006, we entered into the Merger Agreement with Global Crossing and MergerCo which provides for our merger with MergerCo. As a result of the Merger, we will be a wholly-owned subsidiary of Global Crossing and will cease to be a public company.

Under the terms of the Merger Agreement, our stockholders will receive, upon completion of the Merger, $9.32 in cash, without interest, for each issued and outstanding share of common stock. Each outstanding option or warrant to purchase our common stock of a per share exercise price lower than the Merger Consideration will be converted into the right to receive a cash amount equal to the Merger Consideration less the exercise price for such option or warrant, as the case may be, net of any applicable taxes.

Our Board of Directors has unanimously approved the Merger Agreement. We, Global Crossing and MergerCo have made customary representations, warranties and covenants in the Merger Agreement. The covenants of Impsat include, subject to certain exceptions, among other covenants to (i) conduct its business in the ordinary course consistent with past practice between the execution of the Merger Agreement and consummation of the Merger, (ii) use, together with Global Crossing and MergerCo, commercially reasonable efforts to cause the closing to occur, (iii) hold a stockholder meeting for the purpose of voting on the adoption of the Merger Agreement and recommend that the stockholders approve and adopt the Merger Agreement and (iv) not solicit proposals relating to an alternative acquisition proposal and subject to certain exceptions, to not enter into discussions or negotiations concerning, or provide confidential information in connection with, an alternative acquisition proposal.

Pursuant to the terms of the Merger Agreement, we commenced an offer to purchase all of the outstanding Series A Notes and the Series B Notes at 101% of the outstanding principal amount thereof, plus accrued interest thereon (if any) to the payment date. The closing of the offer to purchase is contingent upon the occurrence of the closing of the Merger.

In addition, as required by the Merger Agreement, on November 2, 2006, we commenced a consent solicitation with respect to each of the indentures for the Series A and Series B Notes, which sought certain amendments to the indentures that only become effective upon consummation of the Merger. Because we received the requisite consents from the holders of the Series A Notes and the holders of the Series B Notes, the Company executed and delivered supplemental indentures, which set forth the amendments to the indentures governing the notes. The results of the consent solicitation along with the supplemental indentures were filed on a Current Report on Form 8-K filed by us with the SEC on November 17, 2006.

The consummation of the Merger is subject to a number of conditions, including, among others, (i) approval of the Merger Agreement by our stockholders in accordance with the Delaware General Corporation Law and our Restated Certificate of Incorporation which was received on January 17, 2007, (ii) absence of any injunction or other order issued by a governmental entity of competent jurisdiction restraining or prohibiting the consummation of the transactions contemplated by the Merger Agreement, (iii) receipt of certain required regulatory approvals and (iv) the absence of any event or circumstance which has had or will reasonably be expected to have a material adverse effect on us. Each party’s obligation to close is also subject to the accuracy of representations and warranties of and compliance with covenants by the other party to the Merger Agreement, in each case, as set forth in the Merger Agreement.

A special meeting of the Company’s stockholders was held on January 17, 2007, and the shareholders voted in favor of the adoption of the Merger Agreement. The results of the stockholder meeting were reported in a Current Report on Form 8-K filed by us with the SEC on January 17, 2007.

We expect the Merger to be completed before May 25, 2007 after the satisfaction or waiver of the conditions precedent set forth in the Merger Agreement, including the receipt of the remaining regulatory approval in Venezuela. On February 22, 2007, the parties amended the Merger Agreement to, among other things, extend the date by which either party may terminate the Merger Agreement, from March 26, 2007 to April 16, 2007, to allow for more time to satisfy the conditions precedent (the “Final Termination Date”). On March 15, 2007, the parties further amended the Merger Agreement to additionally extend the Final Termination Date to May 25, 2007, coincident with the date on which an affiliate of Global Crossing is required to redeem certain notes if the Merger Agreement has not theretofore closed.

The Merger Agreement contains certain termination rights for both us and Global Crossing. The Merger Agreement provides that in certain circumstances, upon termination, we would be required to pay Global Crossing a termination fee of $5,000,000.

In connection with the Merger Agreement, Morgan Stanley, WR Huff as well as several of our officers and a director (in their capacities as either a stockholder and/or beneficial owner of our common stock and/or a noteholder), entered into support agreements with Global Crossing. Pursuant to the support agreements, the parties agree to support and vote in favor of the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement and WR Huff and Morgan Stanley agreed to tender all of their Series A and Series B Notes pursuant to and in accordance with the terms of the offer to purchase as contemplated in the Merger Agreement. The support agreements will terminate upon the earlier of the consummation of the Merger or the termination of the Merger Agreement. The Merger Agreement and the forms of the support agreements are attached as an exhibit to a Current Report on Form 8-K filed by us with the SEC on October 30, 2006.

Related Party Transactions

On March 15, 2007, the Company and its subsidiaries in Argentina and Brazil entered into amendments with an affiliate of Morgan Stanley to the Argentina Financing Agreement and the Brazil Financing Agreement, which provided for the extension of the interest payment date under the Argentina Financing Agreement and the interest and principal payment dates under the Brazil Financing Agreement from March 25, 2007 to May 25, 2007, and the waiver through the first quarter of 2008 of one of the financial covenants in the Brazil Financing Agreement.

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

Forward-looking statements include but are not limited to:

•	our expectations and estimates as to maintenance and growth of our Broadband Network; and

•	future financial performance, including growth in sales and income.

Factors that could cause our actual results to differ materially from those expressed in any forward-looking statements we make include those in the “Risk Factors” section of this Report, and the following factors, among others:

•	the availability and terms of additional capital to fund our continuing efforts;

•	adequacy of cash from operations for our future liquidity and working capital needs;

•	inaccuracies in our forecasts of customer or market demand;

•	loss of a customer that provides us with significant revenues;

•	changes in our highly competitive market;

•	changes in or developments under laws, regulations and licensing requirements;

•	changes in telecommunications technology;

•	adverse litigation results;

•	currency fluctuations; and

•	changes in economic and political conditions in the Latin American countries where we operate.

In addition, this Report contains forward-looking statements that involve risks and uncertainties concerning Global Crossing’s proposed acquisition of the Company, the Company’s expected financial performance, as well as the Company’s strategic and operational plans. Actual events or results may differ materially from those described in this written communication due to a number of risks and uncertainties. The potential risks and uncertainties include, among others, the possibility that the Merger will not close or that the closing may be delayed, the possibility of the occurrence of an event that could constitute a Material Adverse Effect as defined in the Merger Agreement, the reaction of customers of the Company to the Merger, general economic or political conditions and adverse litigation results.

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

The sections below highlight our exposure to interest rate and foreign exchange rate risks. The analyses presented below are illustrative and should not be viewed as predictive of our future financial performance. Additionally, we cannot assure you that our actual results in any particular year will not differ from the amounts indicated below. However, we believe that these results are reasonable based on our financial instrument portfolio at December 31, 2006 and assuming that the hypothetical interest rate and foreign exchange rate changes used in the analyses occurred during 2007. We do not hold or issue any market risk sensitive instruments for trading purposes.

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

We are exposed to interest rate risk on our floating rate indebtedness, which affects our cost of financing. At December 31, 2006, our total floating rate indebtedness aggregated $40.9 million. Our actual interest rate is not quantifiable or predictable because of the variability of future interest rates and business requirements. We do not believe such risk is material and we do not customarily use derivative instruments to adjust interest rate risk. As of December 31, 2006, a hypothetical 100 basis point increase in the London Interbank Offered Rate (LIBOR) would adversely affect our future annual interest cost related to our floating rate indebtedness by approximately $0.1 million annually. The fair value of financing instruments, have been determined using available market information and interest rates as of December 31, 2006.

	Expected Maturities at December 31,
	2007	2008	2009	2010	Thereafter	Total	Fair Value
Senior Notes (fixed rate)	$21,690	$26,690	$58,145	—	92,904	$199,429	$181,545
Avg. interest rate	12.0%	11.87%	11.97%		12
Term Notes (fixed rate)	559	126	88	—	—	$771	$771
Avg. interest rate	8.75%	8.55%	8.96%
Term Notes (variable rate)	6,495	16,500	81	10,125	—	$33,201	$33,201
Avg. interest rate	11.22%	11.21%	9.79%	12.08
Vendor Financing (variable rate)	7,611	51	6	—	—	$7,668	$7,668
Avg. Interest rate	7.72%	18.9%	18.9%

TOTAL	$36,355	$43,367	$58,328	$10,125	$92,904	$241,069	$223,187

Foreign Currency Risk. A substantial portion of our costs, including lease payments for certain satellite transponder and fiber optic capacity, purchases of capital equipment, and payments of interest and principal on our indebtedness, is payable in U.S. dollars. To date, we have not entered into hedging or swap contracts to address currency risks because our contracts with our customers, except in Argentina and Brazil, generally have provided for payment in U.S. dollars or for payment in local currency linked to the exchange rate between the local currency and the U.S. dollar at the time of invoicing. These contractual provisions are structured to reduce our risk if currency exchange rates fluctuate. However, given that the exchange rate is generally set at the date of invoicing and that in some cases we experience substantial delays in collecting receivables, we are exposed to some exchange rate risk.

During January 2002, Argentina abandoned the fixed dollar-to-peso exchange rate and devalued the Argentine peso, and, on February 3, 2002, pursuant to the “pesification” decree, the Argentine government announced the mandatory conversion of all foreign currency denominated contractual obligations governed by Argentine law into Argentine pesos at a rate of one Argentine peso to one U.S. dollar. The floating exchange rate at December 31, 2006 was pesos 3.07 = $1.00. Devaluations of the peso have and will adversely affect IMPSAT Argentina’s results of operations and, in turn, our Company’s consolidated results of operations and financial condition. As of December 31, 2006, a hypothetical 10% devaluation of the peso would result in future foreign exchange losses of approximately $4.6 million on our financial debt. During the remainder of 2007, our consolidated results could be impacted from transaction gains or losses on our dollar-denominated monetary assets and liabilities. Potential balance sheet exposures include the reduction to our consolidated stockholders’ equity due to the effects of lower net income on retained earnings.

Pursuant to Brazilian law, our contracts with customers in Brazil cannot be denominated in dollars or linked to the exchange rate between the Brazilian real and the U.S. dollar. In Brazil, we are permitted to amend the pricing of our services for our long-term telecommunication services contracts with our customers annually based on changes in the consumer price index in Brazil for the prior year. In Argentina, obligations that were mandatorily converted to pesos under the “pesification” decree may be adjusted pursuant to an index rate based on variations in the Argentine consumer price index. These aspects of the laws in Brazil and Argentina do not eliminate completely the currency exchange risk facing our operations in those countries. Changes in the consumer price indices in Brazil and Argentina may lag or be lower than changes in the exchange rate between the Brazil and Argentine local currencies and the U.S. dollar and therefore may not fully allow us to address the impact of a devaluation of those currencies against the U.S. dollar. Also, contracts entered into after the “pesification” decree’s enactment that are initially denominated in pesos are not entitled to be adjusted according to any other consumer or other price index. Accordingly, our operations in Brazil and Argentina have exposed us, and will increase our exposure, to exchange rate risks. At December 31, 2006, the real traded at a rate of R2.14 = $1.00. As of December 31, 2006, a hypothetical 10% devaluation of the real would result in foreign exchange losses of approximately $5.8 million on our financial debt.

As discussed above, in response to political and economic turmoil currently affecting Venezuela, the Venezuelan government imposed foreign exchange and price controls during 2003, making it difficult for our customers in Venezuela to obtain the U.S. dollars needed to make payments due to us in U.S. dollars on a timely basis. These foreign exchange controls could also limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. At December 31, 2003, the bolivar traded at a rate of Bs.1,600 = $1.00, and on December 31, 2004, it traded at a rate of Bs. 1,920 = $1.00. On February 6, 2003, the Venezuelan government set a single fixed exchange rate for the bolivar against the U.S. dollar of approximately Bs.1,600 = $1.00 as part of the new currency controls. In February 2004, the Venezuelan government further devalued its currency to Bs. 1,920 = $1.00. In a number of cases, we have agreed to receive bolivar at the official rate in payment for our services in lieu of U.S. dollars. As a result, our holdings of bolivars at December 31, 2004 totaled Bs. 7.0 billion (or $ 3.6 million at the official exchange rate at such date). On March 5, 2005, the Venezuelan government again devalued its currency to Bs. 2,150 = $1.00. At December 31, 2006, the bolivar continued to trade at a rate of Bs. 2,150 = $1.00. The decline in the U.S. dollar value of our cash and cash equivalents denominated in bolivars as a result of the devaluation of the bolivar will result in a loss in our consolidated financial statements.

Net revenues from services from our Argentine operations for 2006 and 2005 represented 26.6% and 30.8% of our total net revenues from services. Net revenues from services from our Brazilian operations for the years 2006 and 2005 represented approximately 23.5% and 19.0% of our total net revenues from services. Our net revenues from services in Venezuela accounted for 11.6% and 12.2% of our net total revenues from services for the years 2006 and 2005, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included herein beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

In connection with the preparation of this annual report on Form 10-K, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2006.

(b) Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table provides information about our directors and executive officers.

Name	Age	Position
Ricardo A. Verdaguer	56	President and Chief Executive Officer
Héctor Alonso	49	Executive Vice President and Chief Financial Officer
Marcelo Girotti	42	Executive Vice President, Products and Marketing
Mariano Torre Gómez	55	Executive Vice President, Sales and Services
Matias Heinrich	41	Executive Vice President, Network
Guillermo V. Pardo	56	Senior Vice President, Corporate Finance and Treasury, Secretary and Compliance Officer
José R. Torres	48	Senior Vice President, Accounting
Bryan E. Bloom	48	Director
Edward T. Dartley	42	Director
Thomas Doster IV	38	Director
Ignacio Troncoso	52	Director

On June 28, 2006, Mr. Edward T. Dartley was appointed as a Category Two Director to fill a vacancy created by the resignation of Mr. Eric Koza. On November 8, 2006, Mr. Bryan E. Bloom was appointed as a Category Two Director to fill a vacancy created by the removal of Mr. William Connors. On January 25, 2007, Mr. James E. Bolin resigned from the Board of Directors.

Biographies of Executive Officers and Directors

Ricardo A. Verdaguer has been our President and Chief Executive Officer since September 1994, and was a member of our Board of Directors from September 1994 through October 2005. Mr. Verdaguer has been director of IMPSAT Argentina since 1988 and served as President of IMPSAT Argentina from April 1988 until February 1994. Mr. Verdaguer is also a director of Claxson Interactive Group, Inc., a multimedia company headquartered in the United States and Argentina that provides branded entertainment content targeted to Spanish and Portuguese speakers around the world.

Héctor Alonso has been our Executive Vice President and Chief Financial Officer since June 2002, and was our Chief Operating Officer from September 1996 until May 2002. Mr. Alonso was President of IMPSAT Colombia from September 1993 to August 1996.

Marcelo Girotti has been our Executive Vice President, Products and Marketing since March 2003. He was Regional Manager, Southern Cone from September 2000 until March 2003 and has served as chairman of the Board of Directors of IMPSAT Argentina since March 2000. He is also President of IMPSAT Argentina, a position he has held since August 1998. Mr. Girotti joined IMPSAT Argentina in 1992 where he has held several managerial positions, including Manager of Special Accounts from 1996 to 1997 and Business Manager of the value-added unit from 1997 to 1998.

Mariano Torre Gómez has been our Executive Vice President, Sales and Services since March 2003. Mr. Torre Gómez is also President of IMPSAT Brazil and Regional Manager, Brazil which positions he has held since September 2000. Mr. Torre Gómez was President of IMPSAT Colombia from July 1999 to June 2000 and of IMPSAT Venezuela from April 1997 to July 1999, and was President of IMPSAT Ecuador for two years prior to his transfer to IMPSAT Venezuela. Before that, Mr. Torre Gómez served four years at IMPSAT Argentina in the commercial and new licenses departments.

Matias Heinrich has been our Executive Vice President, Networks since March 2003. Before that, he was our Regional Manager, Network Operations from June 1999 and Vice President of Operations and Director of IMPSAT Venezuela from 1997 until 1999. Mr. Heinrich joined IMPSAT Argentina in 1990 and has held several managerial positions there, including Teleport Manager from 1995 to 1996 and Terrestrial Network (Teledatos) Manager from 1996 to 1997.

Guillermo V. Pardo has served as our Senior Vice President, Corporate Finance and Treasury since June 2002, as our Secretary since February 2000 and as our Compliance Officer since April 2003. Mr. Pardo served as our Vice President, Planning from January 1995 to May 2002. Mr. Pardo was previously Managing Director of the Guido Di Tella companies and has had over 20 years of experience in finance positions in a number of companies in Argentina and Spain. Mr. Pardo is a member of the Board of Directors of FAIC S.A., the Fundacion Torcuato Di Tella and the Universidad Torcuato Di Tella.

José R. Torres has served as our Senior Vice President, Accounting since March 2003, and as a Director of IMPSAT Argentina since 1990. Previously, he was our Vice President, Administration and Chief Accounting Officer from January 1995 until March 2003.

Bryan E. Bloom has been a member of our Board of Directors since November 2006, and is in-house counsel and Portfolio Manager for W.R. Huff Asset Management Co., L.L.C. and its affiliates. Mr. Bloom has been with the Huff group for more than 12 years. Prior to joining the Huff group, Mr. Bloom was a tax partner at Shanley & Fisher, P.C., Morristown, New Jersey. He is admitted to the New York and New Jersey bars and is a Chartered Financial Analyst.

Edward T. Dartley has been a member of our Board of Directors since June 2006, and is counsel to WRH Partners Global Securities, L.P., W.R. Huff Asset Management Co., L.L.C., and to their affiliates.

Thomas Doster IV, who has been a member of our Board of Directors since March 2003, is a Managing Director at Morgan Stanley & Co. Incorporated, where he has worked since 1996. Prior to joining Morgan Stanley, Mr. Doster worked in the bank debt group at Goldman, Sachs & Co.

Ignacio Troncoso has been a member of our Board of Directors since March 2003. He is the founder and Chief Executive Officer of PlanOK, a company that provides document management services through the world wide web. Mr. Troncoso previously served as country manager for Chile for Raychem Corporation from July 1988 to November 1999.

Board of Directors, Committees and Attendance at Meetings

During the year ended December 31, 2006, our Board of Directors held 30 meetings, 29 of which were by telephone conference. During 2006, each of our incumbent Directors was present for at least 75 percent of the meetings of our Board of Directors and the committees of our Board of Directors on which such Director served, with the exception of Mr. Dartley, who joined our Board of Directors in June 2006, and has attended all meetings of our Board of Directors since that time, and Mr. Bloom, who joined our Board of Directors in November 2006, and has attended all meetings of our Board of Directors since that time.

Our Board of Directors has two standing committees: the Audit Committee and the Compensation Committee.

Audit Committee

The Audit Committee held 7 meetings during the year ended December 31, 2006. The Audit Committee is composed of non-employee directors. The Audit Committee oversees and monitors all aspects of the Company’s accounting and financial reporting processes, systems of internal accounting and financial controls, internal audit function, annual independent audit of financial statements, and legal compliance and ethics programs as established by management and the Board of Directors. The Audit Committee also has the ultimate authority and responsibility to select, evaluate and, where appropriate, replace the Company’s independent auditors. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is publicly available on our website at www.impsat.com and also as Exhibit A to our 2004 Schedule 14A and proxy statement filed with the SEC on March 30, 2004. The Audit Committee is currently constituted by Messrs. Edward Dartley, Thomas Doster IV and Ignacio Troncoso.

Compensation Committee

During 2006, the Compensation Committee held 3 meetings. The Compensation Committee, composed of non-employee directors, establishes salaries, incentives and other forms of compensation for our directors and officers and recommends policies relating to our benefit plans. The Compensation Committee is currently constituted by Messrs. Bryan Bloom and Thomas Doster IV. During 2006, Thomas Doster IV was a member of the Compensation Committee and William Connors was a member until October 25, 2006.

The Company does not have a standing nominating committee (or committee performing similar functions) to nominate candidates for election to the Board of Directors. The Board of Directors does not consider it appropriate for the Company to have such a committee because, pursuant to the Plan of Reorganization and the Company’s certificate of incorporation and bylaws, until a Category Threshold is no longer satisfied with respect to a Category, the directors of that Category must be nominated and elected by or on behalf of the related Eligible Securityholders (except for the Category One Director, who is generally required to be the Company’s Chief Executive Officer). For a further explanation of the director nomination and election process, including which Eligible Securityholders may participate in the nomination and election of directors to each Category, see “—Composition of Our Board of Directors.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of the Section 16(a) reports furnished to the Company and written representations that no other reports were required, during 2006, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with, except that Mr. Bloom, a director of the Company, filed a Form 3 one day late to report his appointment as a director of the Company.

Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee. The members of the Audit Committee are Messrs. Edward T. Dartley, Thomas Doster IV and Ignacio Troncoso. Although our Board of Directors has not determined whether any of the Audit Committee members is an “audit committee financial expert” (as defined in Item 401(h) of the SEC’s Regulation S-K), each of the current members of the Audit Committee is able to “read and understand fundamental financial statements” and at least one member of the Audit Committee possesses “financial sophistication,” as those phrases and terms are currently used in the Nasdaq Marketplace Rules. The Company believes that the ability of the Audit Committee to perform its duties are not impaired by the absence of an “audit committee financial expert” given that its members otherwise satisfy these Nasdaq standards.

Code of Ethics

The Company has adopted a “Statement of Business Ethics for Directors, Officers and Employees,” which we refer to as the Code of Ethics, that applies to our directors, officers and employees (including our Chief Executive Officer, Chief Financial Officer and principal accounting officer). The Code of Ethics is publicly available on our website at www.impsat.com, or can be mailed to shareholders upon written request to the Secretary of the Company at IMPSAT Fiber Networks, Inc., Elvira Rawson de Dellepiane 150, 8th Floor, C1107BCA Buenos Aires, Argentina. If we make any amendments to the Code of Ethics or grant any waivers from a provision of the Code of Ethics to our Chief Executive Officer, Chief Financial Officer and principal accounting officer, we will disclose the nature of such amendment or waiver on that website. The information contained on or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the Securities and Exchange Commission (SEC).

Item 11.	Executive Compensation

Compensation Discussion & Analysis

The Company’s Compensation Committee establishes salaries, incentives and other forms of compensation for our directors and officers and recommends policies relating to our benefit plans. The Compensation Committee charter provides that the committee shall meet at least two times per year and at such other times as it deems appropriate.

According to its charter, the Compensation Committee shall: (1) consider, approve, and, where necessary recommend to the Board of Directors for approval, compensation and benefit plans or amendments to existing plans, cash and stock-based incentive compensation plans, and non-qualified deferred compensation and retirement plans, but not including Internal Revenue Code qualified retirement plans; (2) review the implementation and administration by management of Committee-approved compensation plans; (3) review and approve performance targets required for executive incentive plans; certify the achievement of performance goals prior to payment of performance-based compensation to individuals covered under Section 162(m) of the Internal Revenue Code; recommend approval by the Board of Directors of awards to executives to be paid pursuant to such plans; and take actions delegated to the Committee under compensation plans; (4) review and approve corporate goals and objectives relevant to compensation and benefits for the Chief Executive Officer, evaluate the Chief Executive Officer’s performance in light of those goals and objectives, and set the level of compensation of the Chief Executive Officer based on such evaluation; (5) review the total compensation to be paid or provided to certain key executives whom the Committee, in its sole judgment, determines appropriate for such review. In establishing such compensation, the Committee utilizes where appropriate comparative data regarding executive compensation practices. The Committee utilizes flexible compensation structures to attract, retain, and motivate and appropriately reward executives, consistent with the Company’s executive compensation philosophy; (6) make recommendations to the Board of Directors with respect to incentive-compensation plans and equity-based plans; (7) review and recommend to the Board of Directors for final approval grants of stock options, stock appreciation rights, performance shares, and other stock-related incentives; (8) periodically review annual compensation for the Company’s Board of Directors; (9) administer the 2003 Stock Incentive Plan, including the grant of options and other awards thereunder, in accordance with the terms thereof; and (10) report periodically to the Board of Directors regarding the foregoing activities.

Purpose and Goals

The Company’s overall compensation philosophy is to link a significant portion of executives’ total compensation to the short-term and long-term performance of the Company so as to maximize long-term stockholder value. The policy is designed to provide a competitive compensation program that will enable our Company to attract, motivate, reward and retain executives and other employees who have the skills, experience and talents required to promote the Company’s short and long-term financial performance and growth.

Elements of Compensation

The Company believes that the compensation of its executive officers, who provide leadership and strategic direction, should be targeted to provide opportunities that are comparable to other similarly situated telecommunications and technology companies, and should consist of:

•	fair base salaries;

•	cash bonuses based on achievement of performance objectives established by the Company; and

•	stock option and restricted stock grants that align management compensation with long-term value gains realized by the stockholders.

Base Salary. Generally, the Company’s salary policy is designed to provide executive officers and other management personnel with a base salary that is competitive both for similarly situated telecommunications and technology companies and the specific countries where the Company has its operations. The Compensation Committee believes that it is important to pay reasonable and competitive salaries. Salaries paid to executive officers (other than the Chief Executive Officer) are based on the Chief Executive Officer’s recommendations to the Compensation Committee, which is responsible for reviewing and approving or disapproving those recommendations. Under the Employment Agreement with the Chief Executive Officer, the Chief Executive Officer’s compensation is to be reviewed by the Compensation Committee annually no later than April 15th of each year and may be increased (but not decreased) by such amount as the Compensation Committee in its sole discretion shall determine. Generally, an executive’s base salary reflects his or her level of responsibility and position in the Company.

Cash Bonus. As a further component of the total cash compensation payable to its executive officers, the Company has established the Executive Incentive Bonus Plan, which provides for the payment of annual bonuses. This plan rewards our executive officers for their contributions to the Company and is designed to motivate them to perform to the full extent of their abilities. Cash bonuses are generally earned based on the Company’s revenue growth, EBITDA evolution and attainment of network development milestones. The amount of annual bonuses earned by executives in 2006, if any, will be determined based on the achievement of performance targets established by the Compensation Committee on May 17, 2006 (the “2006 Bonus Program”). Under the 2006 Bonus Program, the amount, if any, of bonuses are determined based on the Company’s achievement of two performance targets, one based on the Company’s EBITDA less capital expenditures for 2006, and another based on EBITDA for 2006 less the aggregate amount of the bonus payments to be made pursuant to these bonus awards. The aggregate amount of the bonus payments to be made will depend on the extent to which the Company’s performance meets or exceeds the EBITDA target based on the Company’s EBITDA less capital expenditures for 2006, ranging from $4,500,000 if the threshold EBITDA target is met up to a maximum of $11,040,000 if the target is exceeded by at least 100%. No bonus payments will be made if the Company does not achieve its target EBITDA.

Stock Options and Restricted Stock. The Compensation Committee believes that it is important for its executive officers, who have the ability to make a substantial contribution to the long-term success of the Company and to enhance stockholder value, to have their interests aligned with the Company’s stockholders through stock ownership. Through the Company’s 2003 Stock Incentive Plan, awards of options or restricted stock have been made to our executive officers. We have generally granted stock options and/or restricted stock to our executive officers at levels comparable to competitive business entities, and such grants are intended to focus the performance of these executive officers towards increasing long-term stockholder value. Equity compensation awards are made at the complete discretion of the Compensation Committee and have not been made since July 15, 2004.

Change of Control Arrangements

Management Incentive Plan. Pursuant to the IMPSAT Fiber Networks, Inc. Management Incentive Plan, adopted on December 28, 2005, participants may receive a cash incentive payment, the amount of which will be determined on the earlier of December 31, 2008 or the closing date of a change in control transaction of the Company (the “Vesting Date”). Such incentive payment, if any, shall be paid within 30 days of the applicable Vesting Date (the “Payment Date”).

The completion of the Merger will be a change in control transaction under the Management Incentive Plan. The aggregate amount of the incentive payments under the Management Incentive Plan will be determined as of the closing date of the Merger, and each participant will receive a bonus equal to the participant’s allocated percentage of a bonus pool, the value of which will be equal to $1,650,000, multiplied by an amount equal to each dollar (or fraction thereof) by which the price per share paid for our common stock in the merger exceeds $7.00. Based on the applicable allocated percentages of the bonus pool and the per share merger consideration of $9.32 (the “Merger Consideration”), as agreed upon in the Merger Agreement, the amounts to be paid in connection with the Merger to certain executive officers are set forth in the Change in Control Payments Table on page 68. However, in the event that no change in control occurs and the amount of the bonus is determined on December 31, 2008, the Compensation Committee will have the sole and absolute discretion to determine the amount, if any, of any bonus made under the plan, but the total value of all bonuses awarded under the plan may not exceed $1,650,000 multiplied by an amount equal to each dollar (or fraction thereof) by which the per-share price of the Company’s common stock exceeds $7.00, based on the average closing prices during the thirty-day period ending on such date.

If a participant terminates his or her employment with us, or if his or her employment is terminated by us for “cause” (as defined in the Management Incentive Plan), prior to the Vesting Date, he or she will not be entitled to an incentive payment. If a participant’s employment with us is terminated prior to the Vesting Date by reason of death, disability, or a termination without cause, the incentive payment will be made to the participant, or his or her estate, as applicable, on the Payment Date.

In the event of a change in control that occurs prior to the payment under the 2006 Bonus Program, participants who are also eligible for payments under the 2006 Bonus Program will receive either a payment pursuant to the Management Incentive Plan or a payment pursuant to the 2006 Bonus Program, whichever is greater.

Section 162(m) of the Internal Revenue Code.

Section 162(m) of the Internal Revenue Code generally denies a U.S. federal income tax deduction to any publicly held corporation for compensation paid to its chief executive officer and its four other highest-paid executive officers to the extent that any such individual’s compensation exceeds $1 million, subject to certain exceptions. Certain forms of compensation meeting a tax law definition of “performance-based” are generally exempt from this deduction limit. The Company does not currently intend to qualify cash compensation paid to executive officers for deductibility under Section 162(m). Further, in general, the Company does not currently have a policy that requires or encourages the Compensation Committee to qualify other types of compensation awarded to executive officers for deductibility under Section 162(m). The potential loss of the deduction will not have a material impact on the Company.

Compensation Tables

The following table sets forth information regarding compensation earned during 2006 by our Chief Executive Officer, Chief Financial Officer, our three other most highly compensated executive officers serving on December 31, 2006 (the “Named Executives”):

Summary Compensation Table

for Fiscal Year End December 31, 2006

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Total ($) (2)
Ricardo Verdaguer, President and CEO	2006	510,000	—	510,000
Héctor Alonso, CFO	2006	310,000	—	310,000
Marcelo Girotti, Executive VP, Product and Marketing	2006	310,000	—	310,000
Mariano Torre Gómez, Executive VP, Sales and Services	2006	310,000	—	310,000
Matias Heinrich, Executive VP, Network	2006	250,000	—	250,000
(1)	Non-equity incentive plan compensation amounts earned by each Named Executive pursuant to the 2006 Bonus Program will be determined based on targets established by the Compensation Committee as described in the Compensation Discussion and Analysis on page 61. The target bonus for each of the Named Executives is set forth in the Grants of Plan-Based Awards Table. Whether 2006 performance goals have been met is expected to be determined in late March or early April of 2007. It should be noted that if a Change in Control (as defined in the Management Incentive Plan) occurs prior to the date of the payment to the Named Executives under the 2006 Bonus Program, which payment is required to be made within 60 days following delivery of the Company’s 2006 audited financial statements (the “Payment Date”), the Named Executives will receive, either, amounts payable to them under the Management Incentive Plan (as set forth in the Change in Control Payments Table) or amounts payable to them pursuant to the 2006 Bonus Program, whichever is greater.

(2)	Each Named Executive’s total annual compensation is enumerated in U.S. dollars. Each month, the Named Executives receive compensation payments in their local currency. Then, the Company converts those payments into U.S. dollars and determines whether each Named Executive has received the appropriate portion of his total compensation during that period and, if necessary, pays the difference in U.S. dollars. Messrs. Verdaguer, Alonso, Girotti and Heinrich are residents of Argentina and, therefore, their monthly payments are in Argentine pesos. Mr. Torre-Gomez is a resident of Brazil and his monthly payments are in Brazilian reais.

The following table provides information regarding estimated future payouts under non-equity incentive plan awards, which consist of potential payouts under the 2006 Bonus Program to the Company’s Named Executives.

Grants of Plan-Based Awards for Fiscal Year End

December 31, 2006

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Minimum ($)(1)	Target ($)	Maximum ($)(2)
Ricardo Verdaguer	—	510,000	—
Héctor Alonso	—	155,000	—
Marcelo Girotti	—	155,000	—
Mariano Torre Gómez	—	155,000	—
Matias Heinrich	—	125,000	—

(1)	Named Executives are to receive bonus payments only if the Company achieves its target EBITDA less capital expenditures target.
(2)	If the Company exceeds its EBITDA less capital expenditures target for 2006 the bonus pool will be increased; provided, however, that the bonus pool shall not exceed the aggregate of $4.5 million plus 20% of the Company’s target improvement. Cash bonus payments to the Named Executives are not subject to a maximum payout restriction.

Employment Agreements With Messrs. Verdaguer and Alonso.

On March 25, 2003, pursuant to the terms of the Plan of Reorganization, Messrs. Ricardo Verdaguer and Héctor Alonso entered into employment contracts with the Company. The terms of the employment agreements were negotiated between management and the creditors committee during our Chapter 11 proceedings. Copies of these employment agreements were filed as Exhibits 10.5 and 10.6 to the Company’s Quarterly Report on Form 10-Q for the first quarter of 2003. Each of these employment agreements is for a three-year term, subject to recurrent automatic one-year renewals (unless the agreement is terminated as provided therein). Following below is a summary of the key provisions of the employment agreements.

•

Base Salary. During the initial three-year term, which ended in March 2006, Mr. Verdaguer’s annual base salary was $510,000 and Mr. Alonso’s annual base salary was $310,000. Both employment agreements have been automatically renewed such that their respective terms will expire on March 25, 2008 (unless the agreements are again renewed).

•

Bonus. During their respective terms, Messrs. Verdaguer and Alonso are eligible to participate in the Company’s Executive Incentive Bonus Plan. Under this plan, if the Company and the respective executives meet certain targets for the year, as set by our Compensation Committee, the executives will receive an annual bonus equal to 100% of the executive’s annual base salary, subject to the right of the Compensation Committee, in its sole discretion, to pay a lesser such percentage (or to pay no annual bonus whatsoever). The targets for each year are to be determined by our Compensation Committee by no later than March 31 of such year and paid no later than thirty days following receipt by our Board of Directors of our audited financial statements for such year. Instead of earning cash bonuses under the Executive Incentive Bonus Plan in 2006, the Executive Officers will receive cash bonuses for 2006 based on the achievement of performance targets established by the Compensation Committee on May 17, 2006.

Offer Letters With Messrs. Girotti, Torre Gómez, and Heinrich. On March 25, 2003, Messrs. Marcelo Girotti, Mariano Torre Gómez and Matias Heinrich received offer letters for “at will” employment with the Company. Following below is a summary of the key provisions of the employment letters.

•	Base Salary. During their respective “at will” employment terms, the annual base salary will be $310,000 for each of Messrs. Girotti and Torre Gómez, and $250,000 for Heinrich.

•

Bonus. During their respective terms, Messrs. Girotti, Torre Gómez and Heinrich will be entitled to participate in any bonus plan established by the Company for its senior executives. Therefore, generally, they are entitled to participate in the Executive Incentive Bonus Plan. Instead of earning cash bonuses under the Executive Incentive Bonus Plan in 2006, the Executive Officers will receive cash bonuses for 2006 based on the achievement of performance targets established by the Compensation Committee on May 17, 2006.

The following table provides the number of shares covered by exercisable and unexercisable stock options and unvested shares of restricted stock held by the Company’s Named Executives as of the end of the last fiscal year.

Outstanding Equity Awards at Fiscal Year-End

December 31, 2006 (1)

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ricardo Verdaguer	617,400 19,615 40,385	—	15.00 12.00 12.00	5/15/11 7/15/14 7/15/14
Héctor Alonso	154,350 12,147 18,000	—	15.00 12.00 12.00	5/15/11 7/15/14 7/15/14
Marcelo Girotti	154,350 12,147 18,000	—	15.00 12.00 12.00	5/15/11 7/15/14 7/15/14
Mariano Torre Gómez	154,350 12,147 18,000	—	15.00 12.00 12.00	5/15/11 7/15/14 7/15/14
Matias Heinrich	154,350 12,147 18,000	—	15.00 12.00 12.00	5/15/11 7/15/14 7/15/14

(1)	All option awards held by the Named Executives as of the end of the last fiscal year were fully vested and exercisable as of December 31, 2006.

The following table reflects the number of shares and value realized in connection with the exercise of options and the vesting of restricted stock during the year ending December 31, 2006.

Option Exercises and Stock Vested

During Fiscal Year 2006

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Ricardo Verdaguer	—	—	25,000	175,500
Héctor Alonso	—	—	6,250	43,875
Marcelo Girotti	—	—	6,250	43,875
Mariano Torre Gómez	—	—	6,250	43,875
Matias Heinrich	—	—	6,250	43,875

(1)	The value realized upon vesting of restricted stock awards is equal to the market value of shares on the vesting date multiplied by the number of shares that became vested on that date. Because March 25, 2006 was a non-trading day, we have used the adjusted closing price of the Company’s shares on March 24, 2006, which was $7.02, to compute the value realized. Awards of restricted stock were granted to the Named Executives on March 25, 2003 pursuant to the 2003 Stock Option Plan. These shares vested in quarterly increments beginning on the date of grant and on subsequent anniversaries of the date of grant, and were fully vested as of March 25, 2006.

The following table estimates payments to be made to the Named Executives in the event of certain terminations of employment, assuming that the termination of employment occurred on December 31, 2006. The amounts payable are set forth in employment agreements for Messrs. Verdaguer and Alonso and in employment letters for Messrs. Girotti, Torre Gómez and Heinrich. The terms of these employment agreements and letters are more fully described in the narrative following the Grants of Plan-Based Awards Table.

Severance Payments (1)

	Ricardo Verdaguer ($)	Héctor Alonso ($)	Marcelo Girotti ($)	Mariano Torre Gómez ($)	Matias Heinrich ($)
Severance Payment (2)	510,000	310,000	310,000	310,000	250,000
Health and Welfare Benefits (3)	3,307	11,046	—	—	—
Total	513,307	321,046	310,000	310,000	310,000

Executive Employment Agreements

(1)	For all Named Executives, the severance payment and benefits reflected in this table would be payable in the event of termination by the Company without cause (as defined in the employment agreements and letters) or by the Named Executives with good reason (as defined in the employment agreements and letters). In addition, the severance payment would also be available to Messrs. Verdaguer and Alonso in the event of termination by reason of the Named Executives’ death or disability, or by the Company’s non-renewal of their employment agreements.

(2)	In the event of the certain terminations described in footnote (1) of this table, each Named Executive would be entitled to a lump sum payment equal to 100% of his base salary.

(3)	In the event of certain terminations described in footnote (1), Mr. Verdaguer and Mr. Alonso would be entitled to the continuation of medical, dental, life and disability insurance coverage for 1 year following the date of termination.

If the Company undergoes a change in control prior to December 31, 2008, each of the Named Executives will be entitled to payments pursuant to Management Incentive Plan. The amounts set forth in the following chart assume a change in control occurred on December 31, 2006. The Management Incentive Plan is more fully described in the “Change of Control Arrangements” section of the Compensation Discussion and Analysis.

Change in Control Payments (1)

	Ricardo Verdaguer	Héctor Alonso	Marcelo Girotti	Mariano Torre Gómez	Matias Heinrich
Management Incentive Plan	$1,822,319	$590,584	$372,043	$372,043	$372,043

(1)	These potential payments are based on the per share Merger Consideration of $9.32 and the following applicable allocated percentages of the bonus pool: 47.61% for Mr. Verdaguer, 15.43% for Mr. Alonso and 9.72% for Messrs. Girotti, Torre Gómez and Heinrich. In the event that a Change in Control occurs prior to the Payment Date, the Named Executives will receive, either, amounts payable to them under the Management Incentive Plan (set forth in this table) or amounts payable to them pursuant to the 2006 Bonus Program, whichever is greater.

It should also be noted that the Named Executives will not receive any consideration for their equity awards in connection with the Merger. The Merger Agreement provides that upon completion of the Merger, each stock option, including those held by our executive officers and directors, will be cancelled and converted into the right to receive, at the effective time of the Merger, a cash amount equal to the number of shares of our common stock subject to such stock option immediately prior to the Merger, multiplied by the excess, if any, of the $9.32 per share Merger Consideration over the per share exercise price of such stock option; however, based on our stock options held by Executive Officers, no amount will be paid to our Executive Officers in connection with the Merger.

The following table summarizes the compensation earned by directors of the Company during the last fiscal year:

Director Compensation for Fiscal Year-End

December 31, 2006 (1)

Name	Fees Earned or Paid in Cash ($)(1)	Total ($)
Bryan E. Bloom (2)	5,000	5,000
James Bolin (3)	30,000	30,000
William Connors (4)	31,140	31,140
Edward T. Dartley (5)	87,167	87,167
Thomas Doster IV (6)	58,000	58,000
Eric Koza (7)	22,744	22,744
Ignacio Troncoso (8)	128,898	128,898

(1)	Generally, director compensation consists of cash fees in addition to reimbursing directors for reasonable expenses incurred in connection with attending board and committee meetings. Each director is entitled to receive a $30,000 annual retainer. In addition, each director who serves on the Audit Committee is entitled to receive an additional $20,000 annual retainer and each director who serves on the Compensation Committee is entitled to receive an additional $10,000 annual retainer.
(2)	Bryan E. Bloom is a member of the Compensation Committee. Mr. Bloom joined the Board of Directors on November 8, 2006.
(3)	James E. Bolin is no longer a member of the Board of Directors. Pursuant to an arrangement with Morgan Stanley, Morgan Stanley is entitled to all compensation received by Mr. Bolin for services performed as a director. Mr. Bolin disclaims any beneficial interest in these cash payments and options.
(4)	William Connors is no longer a member of the Board of Directors.
(5)	Edward Dartley is a member of the Audit Committee. By a resolution of the Board of Directors on October 25, 2006, Mr. Dartley was awarded a one time cash payment of $60,000 in lieu of receiving an option award as compensation for services rendered as a director.
(6)	Thomas Doster IV is a member of the Audit Committee and the Compensation Committee. Pursuant to an arrangement with Morgan Stanley, Morgan Stanley is entitled to all compensation received by Mr. Doster for services performed as a director. Mr. Doster disclaims any beneficial interest in these cash payments and options.
(7)	Eric Koza is no longer a member of the Board of Directors.
(8)	Ignacio Troncoso is a member of the Audit Committee. Mr. Troncoso’s compensation includes amounts paid in connection with his service on a special committee appointed by the Board of Directors to explore refinancing alternatives that was terminated on October 25, 2006.

The following table reflects the number of securities underlying outstanding option awards held by directors or in connection with service of directors as of December 31, 2006. All of the option awards below were fully vested and exercisable as of December 31, 2006.

Name	Number of Securities Underlying Options
James Bolin (1)	42,456
Thomas Doster IV(1)	40,000
Ignacio Troncoso	40,000

(1)	Morgan Stanley is the holder of the securities underlying options granted to James Bolin and Thomas Doster as compensation for their service as directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in the Company’s Form 10-K and has recommended its inclusion.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2007 by (i) each person known by Impsat to be the beneficial owner of five percent or more of the common stock, (ii) each current director of Impsat, (iii) each Named Executive, and (iv) all current directors and executive officers of Impsat as a group. Except as otherwise indicated below, the beneficial owners of the common stock listed below have sole investment and voting power with respect to the shares. The business address of the executive officers and directors is c/o IMPSAT Fiber Networks, Inc., Elvira Rawson de Dellepiane 150, Piso 8, C1107BCA, Buenos Aires, Argentina.

Name and Address of Beneficial Owner	Shares Beneficially Owned
	Number of Total Shares	Percent(1)
Common Stock

Beneficial Owners of more than 5%
Morgan Stanley & Co. Incorporated(2)	3,165,645	29.8%
William R. Huff(3)	2,915,469	22.3%
Nortel Networks Limited(4)	2,755,108	21.5%
UBS Securities LLC(5)	1,918,380	18.9%
James G. Dinan(6)	1,522,758	14.6%
SDS Capital Group SPC, Ltd.(7)	534,659	5.3%

Directors and Executive Officers
Ricardo A. Verdaguer	1,630,721	15.1%
Edward Dartley(3)	2,000	0.0%
Bryan E. Bloom(3)	—	—
Thomas Doster IV(2)	—	—
Ignacio Troncoso	40,000	0.4%
Héctor Alonso	209,497	2.0%
Marcello Girotti	195,392	1.9%
Mariano Torre Gómez	205,352	2.0%
Matias Heinrich	202,118	2.0%
Guillermo V. Pardo	132,913	1.3%
José R. Torres	132,913	1.3%
All Directors and Officers as a Group (11 persons)	1,906,265	16.1%

(1)	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days. The percentage of total outstanding for each stockholder is calculated by dividing (i) the number of shares of common stock deemed to be beneficially owned by such stockholder as of March 15, 2007 by (ii) the sum of (A) the number of shares of common stock outstanding as of March 15, 2007 plus (B) the number of shares of our common stock issuable upon the exercise of options or warrants or conversion of convertible securities held by such stockholder that were exercisable or convertible as of March 15, 2007 or will become exercisable or convertible within 60 days thereafter. This calculation is required irrespective of the price at which the shares of common stock may be acquired.

(2)	Represents 2,701,511 shares of our common stock, Series B 6% Senior Guaranteed Convertible Notes due 2011 (“Series B Notes”) convertible into 424,134 shares of our common stock at a conversion price of $20.78, and stock options for 40,000 shares of our common stock, 30,000 of which are exercisable at $6.17 per share and 20,000 of which are exercisable at $15.00 per share, and 32,546 of which are exercisable at $7.05 per share. Mr. Doster is employed in various capacities by Morgan Stanley. He disclaims any beneficial interest in these shares owned by Morgan Stanley. The address for Morgan Stanley is 1585 Broadway, New York, NY 10036.
(3)	Represents Series A Notes convertible into 2,046,448 shares of our common stock at a conversion price of $13.56, Series B Notes convertible into 548,700 shares of our common stock at a conversion price of $20.78, and currently exercisable Warrants to purchase 320,321 shares of our common stock which are exercisable at a price of $15.00 per warrant, all of which are controlled by Mr. William R. Huff through controlled entities: WRH Partners Global Securities, L.P., W.R. Huff Asset Management Co., L.L.C. and certain other affiliated limited partnerships for their clients and/or on behalf of certain separately managed accounts. As of March 15, 2007, Messrs. Dartley and Bloom were employees of W.R. Huff Asset Management Co., L.L.C. Messrs. Dartley and Bloom disclaim any beneficial interest in these shares. The address for Mr. William R. Huff is c/o W.R. Huff Asset Management Co., L.L.C., 1776 On the Green, 67 Park Place, Morristown, New Jersey 07960.
(4)	Represents 5,199 shares of our common stock and currently exercisable Warrants to purchase 2,769,909 shares of our common stock which are exercisable at a price of $15.00 per warrant. The address of Nortel is 8200 Dixie Road, Suite 100, Brampton, Ontario, L6T 5P6 Canada.
(5)	UBS Securities LLC, a Delaware limited liability company, is 100%-owned, directly or indirectly, by UBS AG, a Switzerland entity. By reason of its ownership of UBS Securities LLC, UBS AG shares investment and voting power with respect to the shares of our common stock held by UBS Securities LLC. UBS AG disclaims beneficial ownership of any of the shares of our common stock owned by UBS Securities LLC. UBS Securities LLC’s address is 677 Washington Boulevard, Stamford, Connecticut 06901 and UBS AG’s address is Bahnhofstrasse 45, PO Box CH-8021, Zurich, Switzerland.
(6)	Includes 1,276,100 shares of common stock and Series A Notes convertible into 246,658 shares of our common stock, which are exercisable at a price of $15.00 per warrant all held by Mr. James G. Dinan, senior managing member of Dinan Management, L.L.C., through (i) six controlled entities: York Investment Limited, York Capital Management, L.P., York Select, L.P., York Select Unit Trust, York Distressed Opportunities Fund, L.P., and York Offshore Investors Unit Trust; and (ii) certain other funds and accounts (“Managed Accounts”) over which Mr. Dinan has discretionary investment authority. Mr. Dinan is the President and sole shareholder of JGD Management Corp., a Delaware corporation, which manages the Managed Accounts. The address for Mr. James G. Dinan is 350 Park Avenue, 4th Floor, New York, NY 10022.
(7)	SDS Management, LLC, a Delaware limited liability company, is the investment manager of SDS Capital Group SPC, Ltd., a Cayman Islands corporation. Mr. Steven Derby, a United States citizen, is the sole managing member of SDS Management, LLC. SDS Management, LLC and Mr. Steven Derby disclaim beneficial ownership of any of the shares of our common stock owned by SDS Capital Group SPC, Ltd. The address of SDS Capital Group SPC, Ltd. is c/o SDS Management, LLC, 53 Forest Avenue, 2nd Floor, Old Greenwich, Connecticut 06870.

On October 25, 2006, the Company entered into the Merger Agreement with Global Crossing and MergerCo. to be acquired in a merger transaction. Under the terms of the Merger Agreement, our shareholders will receive $9.32 in cash, without interest, for each share of our common stock they hold. The Merger was approved by our shareholders on January 17, 2007 and is subject to other conditions. We expect the Merger to be completed before May 25, 2007 after the satisfaction or waiver of the conditions precedent set forth in the Merger Agreement, including the receipt of the remaining regulatory approval in Venezuela. Upon closing of the Merger, we will be wholly owned by Global Crossing and shares of our common stock will no longer be traded on the Nasdaq OTC Bulletin Board. See “Recent Developments” and “Forward Looking Statements” for additional information.

Equity Compensation Plans

2003 Stock Incentive Plan. We adopted the 2003 Stock Incentive Plan on the Effective Date in accordance with the Plan of Reorganization. The 2003 Stock Incentive Plan provides for the grant to our officers, key employees, consultants, advisors, directors or affiliates of (i) “incentive stock options” within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, (ii) stock options that are non-qualified for U.S. federal income tax purposes, (iii) restricted stock grants and (iv) stock appreciation rights (collectively the “Awards”). The total number of shares of common stock for which Awards may be granted pursuant to the 2003 Stock Incentive Plan is 3,087,044, subject to certain adjustments reflecting changes in our capitalization (provided that no more than 200,000 shares of common stock may be issued pursuant to Awards that are not stock options or stock appreciation rights). The 2003 Stock Incentive Plan is administered by our Compensation Committee. The Compensation Committee determines, among other things, which of our officers, employees, consultants, advisors, affiliates and directors will receive Awards under the plan, the time when Awards will be granted, and the type of Awards to be granted. Awards granted under the 2003 Stock Incentive Plan are on such terms, including the number of shares subject to each Award, the time or times when the Awards will become exercisable, and the price and duration of the Award, as determined by the Compensation Committee.

The exercise price of incentive and non-qualified stock options is determined by the Compensation Committee. In the case of incentive stock options and other options intended to qualify as “performance-based” compensation under Section 162(m) of the U.S. Internal Revenue Code, the exercise price may not be less than the fair market value of the common stock on the date of grant. The term of any option may not exceed ten years from the date of grant (or five years in the case of an incentive stock option granted to an employee owning 10% or more of our voting stock).

Payment of the exercise price of a stock option or stock appreciation right must be made by cash or, in the sole discretion of the Compensation Committee, by promissory note, tender of shares of common stock then owned by the optionee or, subject to certain conditions, the surrender to us of an exercisable option to purchase shares of common stock under the 2003 Stock Incentive Plan. Stock options and stock appreciation rights granted pursuant to the 2003 Stock Incentive Plan are generally not transferable, other than by will or the laws of descent and distribution in the event of death.

Our Board of Directors has the right at any time and from time to time to amend or modify the 2003 Stock Incentive Plan, without the consent of our stockholders (unless otherwise required by law) or grantees of Awards; provided that no such action may adversely affect Awards previously granted without the grantee’s consent.

Equity Compensation Plan Information. The following table summarizes information, as of December 31, 2006, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, or certain other rights to acquire shares may be granted from time to time.

	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted-average exercise price of outstanding options and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category
Equity compensation plans approved by security holders(1)	1,834,138	$14.28	1,052,906
Equity compensation plans not approved by security holders(2)	40,000	$8.38	0
Total	1,874,138	$14.16	1,052,906

(1)	Our 2003 Stock Incentive Plan is our only equity compensation plan. Pursuant to Section 303 of the Delaware General Corporation Law, our implementation of the 2003 Stock Incentive Plan pursuant to the Plan of Reorganization is deemed to have been made “with like effect as if taken by unanimous action of the directors and stockholders.”
(2)	Represents grants of options to purchase common stock of the Company granted to Morgan Stanley & Co. Incorporated in recognition of the service of Mr. Doster as a director of the Company. See Note 10 to the financial statements for a description of the material terms of these grants.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Impsat has adopted standards for director independence pursuant to Nasdaq Marketplace Rules and SEC rules. An “independent director” means a person other than an officer or employee of Impsat or its subsidiaries, or any other individual having a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. To be considered independent, the Board must affirmatively determine that neither the director nor an immediate family member of the director has had any direct or indirect material relationship with Impsat within the last three years.

The Board considered relationships, transactions and/or arrangements with each of the directors and concluded that none of the directors has any relationships with Impsat that would impair his independence. The Board has determined that each member of the Board is an independent director under applicable Nasdaq Marketplace Rules and SEC Rules. In addition, the Board has also determined that: (i) all directors who serve on the Audit and Compensation Committees are independent under applicable Nasdaq Marketplace Rules and SEC rules, and (ii) all members of the Audit Committee meet the additional independence requirement that they not directly or indirectly receive compensation from Impsat other than their compensation as directors.

Overview

In the normal course of business, we may engage in transactions with companies in which direct or indirect material interests are held by our directors, executive officers, five-percent stockholders, or immediate family members of any of the preceding persons. The following is a description of the most significant of these transactions during 2006. Although we believe that these transactions are generally conducted on an arm’s length basis, conflicts of interest are inherent in these transactions.

Transactions with Related Persons

It is our policy that all employees and Directors, as well as their family members, must avoid any activity that is or has the appearance of conflicting with Impsat’s business interest. This policy is included in our Statement of Business Ethics for Directors, Officers and Employees, which was approved by the Company’s Board of Directors on August 7, 2003. Each Directors and executive officer is instructed to inform the Audit Committee when confronted with any situation that may be perceived as a conflict of interest. In addition, at least annually, each Director and Executive Officer completes a detailed questionnaire specifying any business relationship that may give rise to a conflict of interest.

Affiliates of Directors

On July 29, 2005, we entered into the Argentina Financing Agreement and the Brazil Financing Agreement to restructure $125.6 million of the Senior Secured Notes, which are held by affiliates of certain members of our Board of Directors. The restructured Senior Secured Notes were, and continue to be, held by MSSF and, through participation, accounts of WR Huff. In addition, affiliates of MSSF hold a significant portion of the Company’s common stock and Series B Notes, and have been granted stock options. WR Huff holds a significant portion of the Series A Notes and Series B Notes. The terms and conditions of the Financing Agreements were negotiated by a special committee of the Company’s Board of Directors that (i) was formed to explore recapitalization alternatives, (ii) retained Lehman Brothers Inc. as its exclusive financial advisor and (iii) received an opinion from Lehman Brothers Inc. that the restructuring transaction was fair to the Company, IMPSAT Argentina and IMPSAT Brazil.

The amended indebtedness bears interest at a rate of 12% per annum, payable semi-annually in arrears, as compared to 10% per annum for the period prior to the effectiveness of the amendments. The parties also agreed to amendments to the financial covenants in the agreements to reflect current financial and operating conditions. The amended indebtedness is subject to optional prepayment at par. Each of IMPSAT Argentina and IMPSAT Brazil (with respect to the Financing Agreement to which it is a party), on the one hand, and the lenders of the amended indebtedness, on the other hand, have an option to further amend the agreements governing such indebtedness to provide that the Company will be the primary borrower, and IMPSAT Argentina and IMPSAT Brazil the respective guarantors of the portions of the indebtedness currently owed by them, subject to certain terms and conditions.

On March 15, 2007, the Company and its subsidiaries in Argentina and Brazil entered into amendments to the Argentina Financing Agreement and the Brazil Financing Agreement, which provided for the extension of the interest payment date under the Argentina Financing Agreement and the interest and principal payment dates under the Brazil Financing Agreement from March 25, 2007 to May 25, 2007, and the waiver through the first quarter of 2008 of the Debt Service Coverage Ratio, as defined in the Brazil Financing Agreement.

Item 14.	Principal Accountant Fees and Services

The following table presents aggregate fees billed to the Company for the years ended December 31, 2006 and 2005 by the Company’s independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”):

	2006	2005
Audit Fees(1)	$1,213,037	$698,675
Audit-Related Fees(2)	134,605	33,893
Tax Fees(3)	153,566	151,732
All Other Fees(4)	—	—
Total Fees	$1,501,244	$884,300

(1)	Audit services of the Deloitte Entities for 2006 consisted of the examination of the consolidated financial statements of the Company, quarterly reviews of the consolidated financial statements and review of SEC filings and local statutory audits.
(2)	“Audit-Related Fees” during 2006 related to an offering circular and comfort letter and 2005 related to an SEC comment letter.
(3)	“Tax Fees” include charges primarily related to tax return preparation and tax consulting services.
(4)	There were no other fees in 2006 and 2005.

All services rendered by the Deloitte Entities were permissible under applicable laws and regulations, and those rendered during 2006 were pre-approved by the Audit Committee. The Audit Committee has not adopted a formal policy regarding the pre-approval of all audit and permissible non-audit services provided by the Company’s independent auditors. It is that Committee’s procedure to approve of any engagement or accounting project involving the independent auditors, and the related fees, prior to commencement of the engagement or project. Projects are approved at the regular meetings of the Audit Committee. If a project requiring pre-approval surfaces between meetings, one or more designated members of the Audit Committee may review the project and provide the required pre-approval, provided that such pre-approval is subsequently presented to the entire Audit Committee at its next meeting.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

(a)(1) List of Financial Statements

Consolidated Financial Statements of IMPSAT Fiber Networks, Inc. and Subsidiaries

•	Consolidated Balance Sheets as of December 31, 2005 and 2006

•	Consolidated Statements of Operations for the Years Ended December 31, 2004, 2005 and 2006

•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2004, 2005 and 2006

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2005 and 2006

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2005 and 2006

•	Notes to the consolidated financial statements

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

Item 15(b)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of October 25, 2006 among Global Crossing Limited, GC Crystal Acquisition, Inc. and IMPSAT Fiber Networks, Inc. (filed on October 30, 2006 as Exhibit No. 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

2.2	Amendment to Agreement and Plan of Merger among Global Crossing Limited, GC Crystal Acquisition, Inc. and IMPSAT Fiber Networks, Inc., dated as of February 22, 2007 (filed on February 26, 2007 as Exhibit No. 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

2.3	Second Amendment to Agreement and Plan of Merger among Global Crossing Limited, GC Crystal Acquisition, Inc. and IMPSAT Fiber Networks, Inc., dated as of March 15, 2007 (filed on March 19, 2007 as Exhibit No. 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Company (filed on March 26, 2003 as Exhibit No. 2.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed on March 31, 2006 as Exhibit 3.2 to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference).

4.1	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011—Series A, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.2	Indenture for the Company’s 6% Senior Guaranteed Convertible Notes due 2011—Series B, dated as of March 25, 2003, among the Company, The Bank of New York, as trustee and IMPSAT Argentina, as guarantor (including form of Note) (filed on April 15, 2003 as Exhibit 4.2 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.3	Disclosure Statement Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.4	Plan of Reorganization of the Company Under Chapter 11 of the Bankruptcy Code (filed on December 19, 2002 as Exhibit No. 99.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.5	Order Confirming the Company’s Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated December 16, 2002 (filed on December 19, 2002 as Exhibit 99.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

4.6	Registration Rights Agreement among the Company, IMPSAT Argentina and the security holders party thereto, dated as of March 25, 2003 (filed on April 15, 2003 as Exhibit 4.6 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.7	Specimen Common Stock Certificate (filed on March 26, 2003 as Exhibit No. 2.6 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A and incorporated herein by reference).

4.8	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated as of March 25, 2003 (including form of Warrant) (filed on April 15, 2003 as Exhibit 4.8 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

4.9	Form of Support Agreements by and among Global Crossing Limited and Morgan Stanley & Co., Incorporated, Global Crossing Limited and W.R. Huff Asset Management Co., LLC and Global Crossing Limited and several officers and a director of the Company, each dated as of October 25, 2006, the forms of which are included as Exhibits A-1, A-2 and A-3 of the Agreement and Plan of Merger dated as of October 25, 2006 among Global Crossing Limited, GC Crystal Acquisition, Inc. and IMPSAT Fiber Networks, Inc. (filed on October 30, 2006 as Exhibit No. 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

9.1	2003 Stock Incentive Plan (filed on April 15, 2003 as Exhibit 9.1 to the Company’s 2002 Annual Report on Form 10-K and incorporated herein by reference).

10.1	Employment Agreement between Ricardo A. Verdaguer and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.5 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference).

10.2	Employment Agreement between Hector R. Alonso and the Company dated as of March 25, 2003 (filed on August 14, 2003 as Exhibit 10.6 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference).

10.3	Letter Agreement between Marcelo Girotti and the Company dated March 25, 2003 (filed on August 14, 2003 as Exhibit 10.7 to the Company’s second quarter 2003 Quarterly Report on Form 10Q and incorporated herein by reference). In accordance with Instruction 2 to Item 601 of Regulation S-K, the following agreements were not filed as exhibits because they are substantially identical in all material respects to Exhibit 10.4: Letter Agreement between Mariano Torre Gomez and the Company dated March 25, 2003; Letter Agreement between Matias Heinrich and the Company dated March 25, 2003; Letter Agreement between Alexander Rivelis and the Company dated March 25, 2003.

10.4	Second Amended and Restated Financing Agreement among IMPSAT Argentina, Morgan Stanley Senior Funding, Inc., and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, dated as of July 29, 2005 (filed on November 14, 2005 as Exhibit 10.4 to the Company’s third quarter 2005 Quarterly Report on Form 10-Q and incorporated by reference herein).

10.5	Second Amended and Restated Financing Agreement among IMPSAT Brazil, Morgan Stanley Senior Funding, Inc., and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, dated as of July 29, 2005 (filed on November 14, 2005 as Exhibit 10.4 to the Company’s third quarter 2005 Quarterly Report on Form 10-Q and incorporated by reference herein).

10.6	IMPSAT Fiber Networks, Inc. Management Incentive Plan (filed on December 29, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

10.7	Form of IMPSAT Fiber Networks, Inc. Management Incentive Plan Retention Agreement (filed on December 29, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).

10.8	First Amendment to Second Amended and Restated Financing Agreement among IMPSAT Argentina, Morgan Stanley Senior Funding, Inc., and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, dated as of March 15, 2007.

10.9	First Amendment to Second Amended and Restated Financing Agreement among IMPSAT Brazil, Morgan Stanley Senior Funding, Inc., and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, dated as of March 15, 2007.

14	Code of Ethics (publicly available on our website at www.impsat.com or can be mailed to shareholders upon written request to the Secretary of the Company at IMPSAT Fiber Networks, Inc., Elvira Rawson de Dellepiane 150, 8th Floor, C1107BCA Buenos Aires, Argentina)

21.1	Subsidiaries of the Registrant (as of March 31, 2007).

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, on April 9, 2007.

IMPSAT FIBER NETWORKS, INC.

By:	/S/ RICARDO A. VERDAGUER
Ricardo A. Verdaguer
President and Chief Executive Officer

Date: April 9, 2007

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

Signature	Title	Date

/S/ RICARDO A. VERDAGUER	President and Chief Executive Officer of IMPSAT Fiber Networks, Inc. (principal executive officer)	April 9, 2007

/S/ BRYAN BLOOM	Director of IMPSAT Fiber Networks, Inc.	April 9, 2007

/S/ THOMAS DOSTER IV	Director of IMPSAT Fiber Networks, Inc.	April 9, 2007

/S/ ED DARTLEY	Director of IMPSAT Fiber Networks, Inc.	April 9, 2007

/S/ IGNACIO TRONCOSO	Director of IMPSAT Fiber Networks, Inc.	April 9, 2007

/S/ HÉCTOR ALONSO	Executive Vice President and Chief Financial Officer of IMPSAT Fiber Networks, Inc. (principal financial officer)	April 9, 2007

/S/ JOSE R. TORRES	Senior Vice President—Accounting and Chief Accounting Officer of IMPSAT Fiber Networks, Inc. (principal accounting officer)	April 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IMPSAT Fiber Networks, Inc.:

We have audited the accompanying consolidated balance sheets of IMPSAT Fiber Networks, Inc. and its subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 1 to the consolidated financial statements, the Company entered into a definitive merger agreement to be acquired which is expected to be completed before May 25, 2007.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

March 31, 2007

PART I - FINANCIAL STATEMENTS

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2006

(In thousands of U.S. Dollars, except share amounts)

	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,070	$21,315
Trade accounts receivable, net	35,812	41,708
Other receivables	10,784	11,535
Prepaid expenses	2,824	3,399

Total current assets	73,490	77,957

PROPERTY, PLANT AND EQUIPMENT, Net	309,892	294,748

OTHER NON-CURRENT ASSETS	16,161	14,836

TOTAL ASSETS	$399,543	$387,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable- trade	$46,080	$53,902
Short- term debt	2,168	839
Current portion of long-term debt	17,604	35,516
Current portion of deferred revenue	—	1,889
Interest payable	10,453	8,416
Accrued and other liabilities	34,867	52,488

Total current liabilities	111,172	153,050
LONG-TERM DEBT, Net	228,331	204,714
DEFERRED REVENUE, Net	—	7,169
OTHER LONG-TERM LIABILITIES	16,295	12,203

Total liabilities	355,798	377,136

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares outstanding as of December 31, 2005 and 2006	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized 10,116,100; and 10,120,685 shares issued and outstanding as of December 31, 2006 and 2005, respectively (including 50,000 restricted shares held in the 2003 Stock Incentive Plan as of December 31, 2005)	101	101
Additional paid in capital	90,653	90,985
Accumulated deficit	(40,990)	(76,633)
Deferred stock-based compensation	(440)	—
Accumulated other comprehensive loss	(5,579)	(4,048)

Total stockholders’ equity	43,745	10,405

TOTAL	$399,543	$387,541

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(In thousands of U.S. Dollars, except per share amounts)

	2004	2005	2006
NET REVENUES:
Broadband and satellite	$161,964	$172,852	$184,668
Internet	26,125	30,591	36,063
Value added services	16,674	24,874	35,755
Telephony	21,673	24,967	27,293
Sales of equipment	1,279	690	1,190

Total net revenues	227,715	253,974	284,969

COSTS AND EXPENSES:
Direct costs:
Contracted services	21,285	24,379	25,935
Other direct costs	20,647	28,909	35,573
Leased capacity	67,632	74,990	75,724
Cost of equipment sold	963	631	371

Total direct costs	110,527	128,909	137,603
Salaries and wages	46,339	50,597	60,828
Selling, general and administrative	23,581	22,335	25,394
Gain on extinguishment	(115)
Depreciation and amortization	44,797	55,324	60,309

Total costs and expenses	225,129	257,165	284,134

Operating income (loss)	2,586	(3,191)	835

OTHER INCOME (EXPENSE):
Interest income	1,136	1,433	943
Interest expense	(21,106)	(32,394)	(31,975)
Net gain on foreign exchange	5,804	10,131	7,049
Other income (expense), net	840	(7,735)	(8,238)

Total other expense	(13,326)	(28,565)	(32,221)

Loss before income taxes	(10,740)	(31,756)	(31,386)
Provision for foreign income taxes	(3,479)	(4,492)	(4,257)

NET LOSS	$(14,219)	$(36,248)	$(35,643)

NET LOSS PER COMMON SHARE:
BASIC	$(1.42)	$(3.61)	$(3.52)

DILUTED	$(1.42)	$(3.61)	$(3.52)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC	9,994	10,054	10,121

DILUTED	9,994	10,054	10,121

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(In thousands of U.S. Dollars)

	2004	2005	2006
NET LOSS	$(14,219)	$(36,248)	$(35,643)

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(2,969)	429	1,531
Unrealized gain on investments available for sale	122
Reclassification adjustment for gains on investments available for sale included in net loss	(1,854)

TOTAL	(4,701)	429	1,531

COMPREHENSIVE LOSS	$(18,920)	$(35,819)	$(34,112)

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(In thousands of U.S. Dollars, except for share amounts)

	Common Stock		Additional Paid In Capital	(Accumulated Deficit) Retained Earnings	Deferred Stock- Based Compensation	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2003	10,100,000	$101	$90,294	$9,477	$(1,320)	$(1,307)	$97,245
Issuance of common stock	16,100		99				99
Issuance of stock options to stockholder			149				149
Recognition of deferred compensation					440		440
Unrealized loss on investment available for sale						(1,732)	(1,732)
Foreign currency translation adjustment						(2,969)	(2,969)
Net loss for the year				(14,219)			(14,219)

BALANCE AT DECEMBER 31, 2004	10,116,100	101	90,542	(4,742)	(880)	(6,008)	79,013
Issuance of stock options to stockholder			111				111
Recognition of deferred compensation					440		440
Foreign currency translation adjustment						429	429
Net loss for the year				(36,248)			(36,248)

BALANCE AT DECEMBER 31, 2005	10,116,100	101	90,653	(40,990)	(440)	(5,579)	43,745
Stock-based compensation			332				332
Issuance of common stock upon exercise of stock options	4,585						—
Recognition of deferred compensation					440		440
Foreign currency translation adjustment						1,531	1,531
Net loss for the year				(35,643)			(35,643)

BALANCE AT DECEMBER 31, 2006	10,120,685	$101	$90,985	$(76,633)	$—	$(4,048)	$10,405

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(In thousands of U.S. Dollars)

	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,219)	$(36,248)	$(35,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	44,797	55,324	60,309
Effect of adoption of new accounting principle			332
Gain on extinguishment	(115)
Stock-based compensation	440	440	440
Issuance of stock options to stockholder	149	111
Deferred income tax provision (benefit)	1,612	2,107	(3,719)
(Reversal of ) provision for doubtful accounts	(3,916)	(1,062)	1,289
Paid-in-kind interest on Senior Notes	13,669	3,369
Net gain on foreign exchange	(5,804)	(10,131)	(7,049)
Net gain on sale of investments	(1,854)
Net loss on disposals of property, plant and equipment	801		1,045
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	6,148	(4,616)	(6,329)
(Increase) decrease in prepaid expenses	(747)	211	(558)
(Increase) decrease in other non-current assets	(886)	7,567	3,153
(Decrease) increase in accounts payable — trade	(1,522)	8,060	6,348
(Decrease) increase in accrued and other liabilities	(6,618)	8,137	17,010
Increase in deferred revenues			9,058
(Decrease) increase in deferred revenues and other long-term liabilities	3,583	(820)	(4,819)

Net cash provided by operating activities	35,518	32,449	40,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in short-term investments	2,474
Purchases of property, plant and equipment	(39,379)	(34,305)	(35,613)
Proceeds from sale of property, plant and equipment	583		283
Proceeds from the sale of investment	1,995

Net cash (used in) investing activities	(34,327)	(34,305)	(35,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from (repayments of) short-term debt	2,656	(653)	(1,603)
Proceeds from long-term debt	4,426	2,362	6,975
Repayments of long-term debt	(4,345)	(39,320)	(13,061)

Net cash provided by (used in) financing activities	2,737	(37,611)	(7,689)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(1,771)	(118)	(603)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,157	(39,585)	(2,755)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	61,498	63,655	24,070

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$63,655	$24,070	$21,315

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,530	$13,552	$22,014

Foreign income taxes paid	$3,865	$3,678	$1,697

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain in investment available for sale.	$122

Issuance of common stock upon conversion of Series A Notes	$99

Common stock of customer received in settlement of trade receivable		$104

See notes to consolidated financial statements.

IMPSAT FIBER NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(TABLES IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AND SHARE AMOUNTS)

1. GENERAL

IMPSAT Fiber Networks, Inc., a Delaware holding company (the “Holding Company”), and its subsidiaries (collectively the “Company”) is a provider of integrated broadband, data, Internet, voice and data center services in Latin America. The Company offers integrated telecommunications solutions, with an emphasis on end-to-end broadband data transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers.

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

The Holding Company’s operating subsidiaries are wholly owned (except for a small number of shares issued to other persons to comply with local corporate law requirements). A listing of the Holding Company’s operating subsidiaries is as follows:

Argentina Brazil Chile Colombia Ecuador Peru USA Venezuela	Impsat S.A. Impsat Comunicacoes Ltda. Impsat Chile S.A. Impsat S.A. Impsatel del Ecuador S.A. Impsat S.A. Impsat USA, Inc. Telecomunicaciones Impsat S.A.

In addition, the Company owns other subsidiaries, which serve intermediary functions to the Holding Company and its operating subsidiaries.

On October 26, 2006, the Company entered into a definitive agreement with Global Crossing Limited, a Bermuda corporation (“Global Crossing”) and GC Crystal Acquisition, Inc., a Delaware corporation (“MergerCo.”), a wholly owned subsidiary of Global Crossing (the “Merger Agreement”) to be acquired in a merger transaction (the “Merger”). Under the terms of the Merger Agreement, the Company’s stockholders will receive $9.32 in cash, without interest, for each share of the Company’s common stock they hold (the “Merger Consideration”). Each outstanding option or warrant to purchase our common stock of a per share exercise price lower than the Merger Consideration will be converted into the right to receive a cash amount equal to the Merger Consideration less the exercise price for such option or warrant, as the case may be, net of any applicable taxes. In addition, Global Crossing will refinance, purchase, defease, repay or assume the Company’s outstanding indebtedness as of the effective time of the Merger. As a result of the Merger, the Company will become a wholly-owned subsidiary of Global Crossing and will cease to be a public company.

On January 17, 2007, the Company’s stockholders approved the Merger. The consummation of the Merger is subject to the prior satisfaction or waiver (to the extent permitted by applicable law) by the Company, Global Crossing or MergerCo, as the case may be, of the following conditions, in addition to other customary conditions:

•

approval of, or consent to, the transaction shall have been granted by each of (i) the Federal Communications Commission of the United States (“FCC”), (ii) the Agência Nacional de Telecomunicações of Brazil, (iii) the Comisión Nacional de Telecomunicaciones of Venezuela and (iv) the Committee on Foreign Investment in the United States; and

•

there shall not have occurred any change, event, circumstance or development that, individually or in the aggregate, has had, or is reasonably likely to have or result in, a material adverse effect on the Company, which is defined in the Merger Agreement as any material adverse change or effect (with or without the passage of time or otherwise) in: (i) the business, financial condition, results of operations or assets of the Company and its subsidiaries taken as a whole or (ii) the economic or political conditions in any of Argentina, Brazil, Colombia, Ecuador or Venezuela which could be reasonably expected to result in a material adverse change or effect of the types described in clause (i) above, excluding (in each of clauses (i) and (ii)) any material adverse change or effect that results or arises from or relates to (a) changes in financial, securities or other market conditions or prevailing interest rates or (b) actions taken with respect to any of the indebtedness in the aggregate outstanding principal amount of $7.6 million under those certain promissory notes dated August 30, 2001 and originally payable to Compania Ericsson S.A.C.I.

Pursuant to the terms of the Merger Agreement, the Company commenced an offer to purchase all of the outstanding Series A Notes and the Series B Notes at 101% of the outstanding principal amount thereof, plus accrued interest thereon (if any) to the payment date. The closing of the offer to purchase is contingent upon the occurrence of the closing of the Merger.

In addition, as required by the Merger Agreement, on November 2, 2006, the Company commenced a consent solicitation with respect to each of the indentures for the Series A and Series B Notes, which sought certain amendments to the indentures that only become effective upon consummation of the Merger. Because the Company received the requisite consents from the holders of the Series A Notes and the holders of the Series B Notes, the Company executed and delivered supplemental indentures, which set forth the amendments to the indentures governing the notes. The results of the consent solicitation along with the supplemental indentures were filed on a Current Report on Form 8-K filed by the Company with the SEC on November 17, 2006.

The consummation of the Merger is subject to a number of conditions, including, among others, (i) approval of the Agreement by the Company’s stockholders in accordance with the Delaware General Corporation Law and its Restated Certificate of Incorporation, which was received on January 17, 2007, (ii) absence of any injunction or other order issued by a governmental entity of competent jurisdiction restraining or prohibiting the consummation of the transactions contemplated by the Agreement, (iii) receipt of certain required regulatory approvals and (iv) the absence of any event or circumstance which has had or will reasonably be expected to have a material adverse effect on the Company. Each party’s obligation to close is also subject to the accuracy of representations and warranties of and compliance with covenants by the other party to the Agreement, in each case, as set forth in the Agreement.

The Company expects the Merger to be completed before May 25, 2007 after the satisfaction or waiver of the conditions precedent set forth in the Merger Agreement, including the receipt of the remaining regulatory approval in Venezuela. On February 22, 2007, the parties amended the Merger Agreement to extend (i) the date by which Impsat may terminate the Merger Agreement, subject to the Company’s right to override that notice by responding with a waiver of the condition of receipt of Venezuelan regulatory approval, from February 22, 2007 to March 15, 2007 (the “Initial Termination Date”), and (ii) if the Initial Termination Date shall pass, the date by which either party may terminate the Merger Agreement, from March 26, 2007 to April 16, 2007, to allow for more time to satisfy the conditions precedent (the “Final Termination Date”). On March 15, 2007, the parties further amended the Merger Agreement to additionally extend the Final Termination Date to May 25, 2007, coincident with the date on which an affiliate of Global Crossing is required to redeem certain notes if the Merger Agreement has not theretofore closed. The Initial Termination Date expired on March 15, 2007.

Upon the closing of the Merger, shares of the Company’s common stock will no longer be traded on the Nasdaq OTC Bulletin Board. The Merger Agreement contains certain termination rights for both the Company and Global Crossing. The Merger Agreement provides that in certain circumstances, upon termination, the Company would be required to pay Global Crossing a termination fee of $5,000,000. A more detailed description of the Merger Agreement is available in the Current Report on Form 8-K that the Company filed with the SEC on October 30, 2006.

In connection with the Merger Agreement, Morgan Stanley & Co., Incorporated (“Morgan Stanley”), W.R. Huff Asset Management Co., LLC (“WR Huff”) as well as several of the Company’s officers and a director (in their capacities as either a stockholder and/or beneficial owner of the Company’s common stock and/or a noteholder), entered into support agreements with Global Crossing. Pursuant to the support agreements, the parties agree to support and vote in favor of the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement and WR Huff and Morgan Stanley agreed to tender all of their Series A 6% Senior Guaranteed Senior Notes due 2011 (the “Series A Notes”) and Series B 6% Senior Guaranteed Senior Notes due 2011 (the “Series B Notes”) pursuant to and in accordance with the terms of the offers to purchase (as contemplated in the Merger Agreement). The support agreements will terminate upon the earlier of the consummation of the Merger or the termination of the Merger Agreement. The Merger Agreement and the forms of the support agreements are attached as an exhibit to a Current Report on Form 8-K filed by the Company with the SEC on October 30, 2006.

2. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial net losses and has a working capital deficiency of $75.1 million at December 31, 2006. The Company has generated cash flows from operations of $35.5 million, $32.4 million and $40.9 million, respectively, for the years ended December 31, 2004, 2005 and 2006 and has incurred net losses of $14.2 million, $36.2 million and $35.6 million respectively. As of December 31, 2006, the Company had cash and cash equivalents of $21.3 million, which included approximately $8.3 million in Venezuela (see Note 3).

A significant portion of the Company’s debt is held by affiliates of certain members of the Holding Company’s board of directors. Accordingly, a special committee of the Holding Company’s board of directors was formed at the end of 2004 to explore recapitalization alternatives. On July 29, 2005, the Holding Company, IMPSAT Argentina and IMPSAT Brazil entered into amendments to certain of its senior secured indebtedness, pursuant to which a principal payment of $18.3 million was made and the amortization schedule for such indebtedness was modified, along with other terms. In addition, as discussed in Note 7, IMPSAT Argentina continues to be in default on approximately $7.6 million principal amount of vendor financing indebtedness. Based on its current business plan, the Company will not generate sufficient internally-generated funds to meet its maturing obligations in the near future. If the Company cannot generate sufficient cash flows to meet the Company’s cash flow and working capital needs, and to achieve its longer term growth and operational goals, the Company will require additional financing, absence the Merger described in Note 1. There is no assurance that such financing will be available on acceptable terms or at all. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Currency Risks —During February 2004 and March 2005, the Venezuelan government fixed the bolivar’s value to the U.S. dollar at 1,920 and 2,150, respectively. These exchange controls limit the Company’s ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. As of December 31, 2006, approximately $8.3 million of the Company’s cash and cash equivalents were held in Venezuela (of which $7.4 million is in local currency, translated into U.S. dollars at the fixed exchange rate imposed by the Venezuelan government).

Cash and Cash Equivalents — Cash and cash equivalents include time deposits or money market funds with original maturities of three months or less at the time of purchase. Cash equivalents and short-term investments are stated at cost, which approximates fair value.

Revenue Recognition — Revenues from data, value-added telephony, IT solutions and Internet services are recognized monthly as the services are provided. Equipment sales are recorded upon delivery to and acceptance by, the customer. In connection with certain of the Company’s services, the Company may charge installation fees. Installation fees are generally less than the direct expenses for installation. Therefore, installation fees are recognized upon (i) the completion of the installation of customer premise equipment and (ii) the invoicing of such fees to the customer. If the installation charges are greater than the direct expenses, the amounts are deferred and recognized over the estimated life of the customer. For the years ended December 31, 2004, 2005 and 2006, installation fees amounted to $4.7 million, $5.8 million and $7.0 million, respectively and related direct installation costs amounted to $7.4 million, $10.2 million and $11.5 million, respectively. As a result, no amounts of installation fees were deferred during these years, other than at IMPSAT USA in 2006. IMPSAT USA has deferred revenues of $7.9 million as of December 31, 2006 relating to a 2006 transaction with one customer in which the installation fees exceeded the related direct installation costs.

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

The Company records its revenues net of deductions for sales taxes. These taxes are assessed by the governmental taxing authorities in a number of countries in which the Company operates based on a percentage of gross revenues and totaled approximately $10.8 million, $14.1 million and $18.2 million for the years ended December 31, 2004, 2005 and 2006, respectively.

No single customer accounted for greater than 10% of total net revenues for the years ended December 31, 2004, 2005 and 2006.

Non-Monetary Transactions — The Company may exchange capacity on its broadband network for capacity from other carriers through the exchange of IRUs. These transactions are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 153 (“SFAS No. 153”), Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Company did not have any material non-monetary transactions during the year ended December 31, 2006.

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

Other Expenses - Included in other income (expenses), net in the accompanying consolidated statements of operations are approximately $7.7 million in 2005, and $8.2 million in 2006 in investment banking and other professional fees related to the debt modification discussed in Note 7 and the Merger discussed in Note 1, respectively.

Stock-Based Compensation — Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s share-based payment plans in accordance with the recognition and measurement provision of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Share-based employee compensation expense was not recognized in the Company’s consolidated statement of operations prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. As a result of adopting SFAS 123R, the charge to operations for the year ended December 31, 2006 was $332. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the year ended December 31, 2006 was $0.03, per share.

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

The following table illustrates the effect on net earnings and earnings per share for the years ended December 31, 2004 and 2005 if the Company had applied the fair market value recognition provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to options granted under the Company’s share-based payment plans. For purposes of this pro forma disclosure, the value of the stock options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Year Ended December 31,	Year Ended December 31,
	2004	2005
Net loss as reported	$(14,219)	$(36,248)
Add: Stock-based compensation expense, as reported	—	—
Deduct: Stock-based employee compensation expense determined under fair-value-based method	(1,479)	(875)

Pro forma	$(15,698)	$(37,123)

Net loss per common share: Basic: As reported	$(1.42)	$(3.61)
Pro forma	$(1.57)	$(3.69)
Diluted: As reported	$(1.42)	$(3.61)
Pro forma	$(1.57)	$(3.69)

The fair value of the options granted in 2003 was estimated using the minimum value method prescribed by SFAS No. 123, as the Company’s new common stock had not traded between the date of emergence from bankruptcy and the date of the granting of the options. The assumptions used by the Company were as follows: no dividend yield; no volatility; risk-free interest rate of 3%; and an expected term of seven years.

Fair Value of Financial Instruments — As of December 31, 2005 and 2006, the Company’s financial instruments include cash and cash equivalents, receivables, payables and short and long-term debt.

The fair value of cash and cash equivalents, receivables, payables and short-term debt and long-term debt other than those described below is equal to their carrying value due to their short term nature and/or market rates. The Company’s Series A Notes, the Series B Notes and Senior Secured Notes were valued using available interest rates for the Company.

At December 31, 2005 and 2006, the fair value of the Company’s other financial instruments was as follows:

2005	Book Value	% of Face	Fair Value
Series A 6% Senior Guaranteed Notes due 2011	$67,308	76.3%	$51,383
Series B 6% Senior Guaranteed Notes due 2011	25,595	76.3	19,539
Senior Secured Notes 10% maturing due 2009	5,918	96.6	5,717
Senior Secured Notes 12% maturing due 2009	107,300	100.0	107,300

2006	Book Value	% of Face	Fair Value
Series A 6% Senior Guaranteed Notes due 2011	$67,308	80.8%	$54,360
Series B 6% Senior Guaranteed Notes due 2011	25,595	80.8	20,671
Senior Secured Notes 10% maturing due 2009	4,226	99.7	4,214
Senior Secured Notes 12% maturing due 2009	102,300	100.0	102,300

Net Loss Per Common Share — Basic loss per share is computed based on the average number of common shares outstanding and diluted loss per share is computed based on the average number of common and potential common shares outstanding using the treasury stock method. The calculation of diluted loss per share was the same as the calculation of basic loss per share for the years ended December 31, 2004, 2005 and 2006, since the inclusion of potential common stock in the computation would be antidilutive.

Antidilutive securities not included in diluted earnings per common share computation are as follows:

	December 31,
	2004	2005	2006
Stock Options	2,068	2,114	1,917

Exercise Price	$6.17 to $ 15.00	$6.17 to $ 15.00	$6.17 to $ 15.00

Warrants	3,257	3,257	3,257

Exercise Price	$15.00	$15.00	$15.00

Series A and B Notes	6,028	6,071	6,071

Conversion Price	$13.66 to $ 20.93	$13.56 to $ 20.78	$13.56 to $ 20.78

Shares of restricted stock	100	50	—

Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss is as follows:

	FOREIGN CURRENCY TRANSLATION	UNREALIZED GAIN ON INVESTMENTS AVAILABLE FOR SALE	TOTAL
Balance at December 31, 2003	$(3,039)	$1,732	$(1,307)
Changes during the year	(2,969)	(1,732)	(4,701)

Balance at December 31, 2004	(6,008)	—	(6,008)
Change during the year	429	—	429

Balance at December 31, 2005	(5,579)	—	(5,579)
Change during the year	1,531	—	1,531

Balance at December 31, 2006	$(4,048)	$—	$(4,048)

New Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The accounting provision of FIN 48 will be effective for the Company beginning January 1, 2007. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.

In December 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS No. 157 to determine the impact of adoption on the Company’s financial position or results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting sales taxes in the statement of operations on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. Since the Company presents its revenues sales net of sales taxes, the adoption of EITF Issue 06-03 will have no impact on the presentation of sales tax in its consolidated statements of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 on December 31, 2006, and there was no impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 159 in the first quarter of 2008. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

4. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, by operating subsidiaries, at December 31, 2005 and 2006, are summarized as follows:

	2005	2006
IMPSAT Argentina	$17,577	$16,022
IMPSAT Brazil	8,539	12,616
IMPSAT Colombia	4,342	5,090
IMPSAT Venezuela	7,366	7,707
All other countries	8,242	10,763

Total	46,066	52,198
Less: allowance for doubtful accounts	(10,254)	(10,490)

Trade accounts receivable, net	$35,812	$41,708

The Company’s subsidiaries provide trade credit to their customers in the normal course of business. The collection of a substantial portion of the trade receivables is susceptible to changes in the Latin American economies and political climates. Prior to extending credit, the customer financial history is analyzed.

The activity for the allowance for doubtful accounts for the years ended December 31, 2004, 2005 and 2006 are as follows:

	2004	2005	2006
Beginning balance	$20,642	$12,013	$10,254
(Reversal of) provision for allowance for doubtful accounts	(3,916)	(1,062)	1,289
Net write-offs	(4,704)	(253)	(1,047)
Effect of exchange rate change	(9)	(444)	(6)

Ending balance	$12,013	$10,254	$10,490

5. OTHER RECEIVABLES

Other receivables consist primarily of refunds or credits pending from local governments for taxes other than income, advances to suppliers and other miscellaneous amounts due to the Company and its operating subsidiaries and are as follows at December 31, 2005 and 2006:

	2005	2006
IMPSAT Argentina	$419	$485
IMPSAT Brazil	2,304	1,240
IMPSAT Colombia	3,103	2,787
IMPSAT Venezuela	3,076	3,630
All other countries	1,882	3,393

Total	$10,784	$11,535

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2005 and 2006 consist of:

	2005	2006
Land	$10,109	$10,109
Building and improvements	38,100	38,655
Operating communications equipment	229,032	264,557
Network infrastructure (including rights of way)	121,378	130,074
IRU investments	22,118	23,502
Furniture, fixtures and other equipment	17,617	19,033

Total	438,354	485,930
Less: accumulated depreciation	(130,795)	(194,639)

Total	307,559	291,291
Equipment in transit	1,507	1,750
Construction in process	826	1,707

Property, plant and equipment, net	$309,892	$294,748

The activity in accumulated depreciation for the year ended December 31, 2004, 2005 and 2006 are as follows:

	2004	2005	2006
Beginning balance	$29,389	$75,102	$130,795
Depreciation expense	44,797	55,324	60,309
Exchange rate effects	1,706	2,971	3,664
Disposals and retirements	(790)	(2,602)	(129)

Ending balance	$75,102	$130,795	$194,639

7. DEBT

Short-Term Debt- IMPSAT Brazil maintains short-term credit facilities denominated in local currency with local banks. The facilities bear interest at 1.53% per month. As of December 31, 2005 and 2006, the outstanding balance amounted to $2.2 million and $0.8 million, respectively. The credit facilities mature during October 2007.

Long-Term Debt- The Company’s long-term debt at December 31, 2005 and 2006 is detailed as follows:

	2005	2006
Series A 6% Senior Guaranteed Notes due 2011	$67,308	$67,308
Series B 6% Senior Guaranteed Notes due 2011	25,595	25,595
Senior Secured Notes 12%, maturing 2009	107,300	102,300
Senior Secured Notes 10%, maturing 2009	5,918	4,226
Senior Notes issued by IMPSAT Colombia due 2008 and 2010 (interest rate 12.10%), collateralized by the assignment of customer contracts	19,700	20,100
Term notes maturing through 2007; collateralized by buildings and equipment and the assignment of customer contracts; denominated in:
U.S. dollars (interest rates 4.40% to 11.38%)	2,161	1,582
Local currency (interest rates 9.68% to 10.41%)	8,035	5,151
Eximbank notes (interest rate 6.75%), maturing semiannually through 2007	1,853	6,300
Vendor financing (interest rates 7.65% to 8.9%)	8,065	7,668

Total long-term debt	245,935	240,230
Less: current portion including defaulted indebtedness	(17,604)	(35,516)

Long-term debt, net	$228,331	$204,714

The scheduled maturities of long-term debt at December 31, 2006 are as follows:

Year Ending	Amount
2007	$35,516
2008	43,366
2009	58,320
2010	10,125
2011	92,903

Total	$240,230

Series A Notes, Series B Notes and Senior Secured Notes and some of the other term notes contain certain covenants requiring the Holding Company and/or certain of its subsidiaries to maintain certain financial ratios, limiting the incurrence of additional indebtedness and capital expenditures, and restricting the ability to pay dividends. As of December 31, 2006, the Company was in compliance with all of its debt covenants, except for IMPSAT Brazil, which was not in compliance with one financial ratio on its approximately $63.4 million of Senior Secured Notes. IMPSAT Brazil and the Company have obtained a waiver of such covenant through the first quarter 2008 as discussed below.

IMPSAT Argentina remains in default under indebtedness owed to a creditor who voted against the Company´s Plans of Reorganization (the “Plan”). Under the Plan, the claim of this creditor was a contingent obligation arising under a guarantee by the Holding Company of certain primary indebtedness of IMPSAT Argentina. Notwithstanding the Holding Company’s emergence from bankruptcy in 2003 and the extinguishment of Holding Company’s guarantee as a result, an event of default has occurred and is continuing with respect to the related underlying indebtedness of IMPSAT Argentina. As a result of this default, which relates to vendor financing totaling approximately $7.6 million in outstanding principal amount as of December 31, 2005 and 2006, such indebtedness and accrued interest thereon is due and payable. IMPSAT Argentina had been in discussions with the entity holding the indebtedness with a view to rescheduling or otherwise restructuring the defaulted debt obligation. The Company understands, however, that this holder transferred the defaulted debt obligation to a new holder. The Company is not in discussions with the new holder. If IMPSAT Argentina is unable to reschedule or restructure this indebtedness, IMPSAT Argentina could be forced to seek protection or liquidate under the bankruptcy laws of Argentina. There is no assurance that IMPSAT Argentina will reach a definitive agreement with this holder to reschedule or restructure such obligations.

The Series A and Series B Notes are convertible into approximately 4,964,000 and 1,107,000 shares of the Company’s common stock at a conversion price of $13.56 and $20.78, respectively, as of December 31, 2006.

On July 29, 2005, the Company entered into amended and restated financing agreements to restructure $125.6 million of its vendor indebtedness (the “Amendments”), which the Company refers to as Senior Secured Notes, which was issued by IMPSAT Argentina pursuant to the Second Amended and Restated Financing Agreement, dated as of July 29, 2005 (the “Argentina Financing Agreement”), and IMPSAT Brazil pursuant to the Second Amended and Restated Financing Agreement, dated as of July 29, 2005 (the “Brazil Financing Agreement” and together with the Argentina Financing Agreement, the “Financing Agreements”), each of which are guaranteed by the Company, and which are held by affiliates of certain members of the Company’s Board of Directors. Pursuant to the Amendments, the Company made an initial principal repayment of $18.3 million and modified the terms of the Financing Agreements such that the remaining outstanding principal amounts ($38.9 million owed by IMPSAT Argentina and $68.4 million owed by IMPSAT Brazil) would be repaid in the aggregate amounts of $5 million in 2006, $20 million in 2007, $25 million in 2008 and $57.3 million in March 2009. The amended indebtedness bears interest at a rate of 12% per annum, payable semi-annually in arrears, as compared to 10% per annum for the period prior to the effectiveness of the amendments. The parties also agreed to amendments to the financial covenants in the agreements to reflect current financial and operating conditions. The amended indebtedness was subject to optional prepayment at par. Each of IMPSAT Argentina and IMPSAT Brazil (with respect to the Amendment to which it is a party), and the lenders of the amended indebtedness, have an option to further amend the agreements governing such indebtedness to provide that the Company will be the primary borrower, and IMPSAT Argentina and IMPSAT Brazil the respective guarantors of the portions of the indebtedness currently owed by them, subject to certain terms and conditions. The terms and conditions of the amendments were negotiated by a special committee of the Company’s Board of Directors that was formed to explore recapitalization alternatives.

On March 15, 2007, the Company and its subsidiaries in Argentina and Brazil entered into amendments to the Argentina Financing Agreement and the Brazil Financing Agreement, which provided for the extension of the interest payment date under the Argentina Financing Agreement and the interest and principal payment dates under the Brazil Financing Agreement from March 25, 2007 to May 25, 2007, and the waiver through the first quarter of 2008 of the Debt Service Coverage Ratio, as defined in the Brazil Financing Agreement.

8. INCOME TAXES

The composition of the provision for income taxes, all of which is for foreign taxes, for the years ended December 31, 2004, 2005 and 2006 is as follows:

	2004	2005	2006
Current	$(1,867)	$(2,385)	$(7,976)
Deferred	(1,612)	(2,107)	3,719

Total	$(3,479)	$(4,492)	$(4,257)

The foreign statutory tax rates range from 15% to 35% depending on the particular country. Deferred taxes result from temporary differences in revenue recognition, depreciation methods and net operating loss carry-forwards, and are as follows at December 31, 2005 and 2006:

	2005	2006
Deferred tax assets:
Net operating loss carryforwards:
Domestic	$11,395	$7,449
Foreign	129,285	131,498
Property, plant and equipment	31,208	38,460
Allowances	3,056	13,520

Gross deferred tax assets	174,944	190,927
Less: valuation allowance	(171,543)	(183,072)

Net deferred tax asset	3,401	7,855
Deferred tax liabilities:
Property, plant and equipment	(3,719)	(1,814)
Non-interest bearing advances to subsidiaries	(3,401)	(6,041)

Net deferred tax	$(3,719)	$—

The Company recorded a valuation allowance to offset certain of its deferred income tax assets as of December 31, 2006 because management cannot conclude that utilization of the tax benefits resulting from operating losses and the other temporary differences are “more likely than not” to be realized, as required by SFAS 109.

The Company has reserved for tax contingencies totaling approximately $2.8 million and $13.9 million as of December 31, 2005 and 2006, respectively, attributable primarily to its foreign subsidiaries’ tax return filings. These contingencies are for tax liabilities and related interest, as well as certain tax positions taken on foreign tax returns for which the statutes remain open.

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

9. OPERATING SEGMENT INFORMATION

The Company’s operating segment information, by subsidiary, is as follows for the years ended December 31, 2004, 2005 and 2006:

2004	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Broadband and Satellite	$31,967	$23,948	$47,984	$28,929	$50,136	$(21,000)	$161,964
Internet	7,011	3,900	6,027	2,467	12,435	(5,715)	26,125
Value added services	18,080	4,901	2,318	1,674	2,984	(13,283)	16,674
Telephony	14,233	671	203		13,129	(6,563)	21,673
Sales of equipment	703	51	141	70	314		1,279

Total net revenues	$71,994	$33,471	$56,673	$33,140	$78,998	$(46,561)	$227,715

2004	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Operating income (loss)	$9,127	$(6,569)	$4,163	$9,245	$(13,380)		$2,586

Total assets	$118,961	$113,938	$75,053	$53,969	$81,986		$443,907

2005	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Broadband and Satellite	$34,045	$31,197	$50,498	$26,171	$49,192	$(18,251)	$172,852
Internet	8,111	5,707	5,864	2,453	13,916	(5,460)	30,591
Value added services	17,757	9,572	5,268	2,362	4,104	(14,189)	24,874
Telephony	18,209	1,582	222	—	13,490	(8,536)	24,967
Sales of equipment	42	—	128	90	430	—	690

Total net revenues	$78,164	$48,058	$61,980	$31,076	$81,132	$(46,436)	$253,974

Operating income (loss)	$4,376	$(4,675)	$1,944	$7,485	$(12,321)		$(3,191)

Total assets	$123,910	$125,191	$71,710	$57,991	$20,741		$399,543

2006	Argentina	Brazil	Colombia	Venezuela	All other countries	Eliminations	Total
Net Revenues
Broadband and Satellite	$32,065	$40,122	$51,355	$26,858	$53,024	$(18,756)	$184,668
Internet	8,928	7,776	7,274	3,265	14,951	(6,131)	36,063
Value added services	16,428	16,256	7,472	2,848	6,431	(13,680)	35,755
Telephony	18,173	2,448	75	—	12,579	(5,982)	27,293
Sales of equipment	78	638	378	28	68	—	1,190

Total net revenues	$75,672	$67,240	$66,554	$32,999	$87,053	$(44,549)	$284,969

Operating income (loss)	$2,628	$830	$4,636	$8,803	$(16,062)		$835

Total assets	$116,106	$135,951	$64,231	$53,002	$18,251		$387,541

10. STOCKHOLDERS’ EQUITY

Restricted Stock – During March 2003, the Holding Company granted certain officers 200,000 shares of the Company’s new common stock. These shares vested in one-quarter increments on the date of grant and on each of the successive first three anniversaries of the date of grant (but, in each case, only if the executive was still employed with the Company on such respective date).

In connection with the restricted stock grant above, the Holding Company recorded approximately $1.3 million in stockholders’ equity as deferred compensation. The deferred compensation was amortized to expense over the vesting period. Amortization for the years ended December 2004, 2005 and 2006 was $440, respectively.

Stock Options—On May 19, 2003, the Holding Company granted stock options for 1,646,332 shares of the Holding Company’s new common stock, at an exercise price of $15.00 per share to certain key employees. These options vested in one-quarter increments on the date of grant and on each of the successive three anniversaries of the date of grant. In addition, on the same date, the Holding Company also granted stock options for 30,000 shares of the Holding Company’s common stock to certain directors of the Holding Company at an exercise price of $15.00 per share. These stock options vested immediately. Any unexercised stock options under these grants will expire on May 19, 2011. Based on the resignation or removal from the Board of Directors of two directors, 70,000 of these options were cancelled during 2006.

On July 15, 2004, the Holding Company granted stock options for 262,156 shares of the Holding Company’s common stock at an exercise price of $12.00 per share to certain key employees, 174,771 of which were fully vested on the date of grant and the remaining 87,385 vested based on the achievement of certain fiscal 2004 performance goals.

Additionally, on September 30, 2004, the Holding Company granted stock options for 90,000 shares of the Holding Company’s common stock at an exercise price of $6.17 per share to certain directors of the Holding Company in recognition of such directors’ service as directors of the Holding Company, which options were fully vested on the date of grant. Based on the resignation or removal from the Board of Directors of two directors, 70,000 of these options were cancelled during 2006.

On September 30, 2004 and November 19, 2004, the Holding Company granted stock options for 60,000 and 20,000 shares, respectively, of the Holding Company’s common stock at exercise prices of $6.17 and $15.00, respectively, per share to an affiliate of certain directors of the Holding Company pursuant to an agreement of the parties (and not under the 2003 Plan or any other stockholder-approved plan) in recognition of such directors’ service as directors of the Holding Company, which options were fully vested on the date of grant. The Holding Company recorded an expense of approximately $149 as a result of this issuance, which is included within selling, general and administrative in the accompanying statement of operations for the year ended December 31, 2004. Based on the resignation from the Board of Directors of one director, 20,000 of these options granted were cancelled during 2005.

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

A summary of stock option transactions during the years ended December 31, 2004, 2005 and 2006 is as follow:

	Number of Option	Weighted Average Exercise Price
Outstanding at December 31, 2003	1,676,332	$15.00
Granted	432,156	10.12
Exercised	—	—
Cancelled	—	—

Outstanding at December 31, 2004	2,108,488	14.00
Granted	85,092	8.92
Exercised	—	—
Cancelled	(80,000)	8.38

Outstanding at December 31, 2005	2,113,580	14.01
Granted	—	—
Exercised	(32,546)	7.05
Cancelled	(164,350)	15.00

Outstanding at December 31, 2006	1,916,684	$14.04

The following table summarizes information concerning outstanding stock options at December 31, 2006:

Range of Exercise Price	Number of Options Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.17	90,000	6	$6.17	90,000	$6.17	$275,400
$7.05	32,546	6	7.05	32,546	7.05	70,950
$12.00	262,156	8	12.00	262,156	12.00
$15.00	1,531,982	5	15.00	1,531,982	15.00

	1,916,684	6	$14.04	1,916,684	$14.04	$346,350

There were no options granted during the year ended December 31, 2006 and 85,092 and 432,156 shares were granted during the year ended December 31, 2004 and 2005, respectively. The stock options that were exercised during 2006 were net settled in shares in accordance with the provisions of the 2003 and 2004 Plan.

At December 31, 2006, there was no unrecognized compensation expense related to unvested share-based awards granted under the Company’s share-based payment plans, of which all relates to stock options, as all stock options outstanding have vested. As of December 31, 2005 there were 411,574 of nonvested stock options with a weighted average grant date fair value of $7.14. These stock options vested during the year ended December 31, 2006.

The grant date fair values of stock options granted during 2004 and 2005 ranged from $0.49 to $2.51 and $3.27 to $4.44, respectively. In addition, the aggregate intrinsic value of stock options exercised during 2006 was approximately $43.

Warrants – During 2003, the Holding Company issued 3,257,178 eight-year warrants to acquire the Holding Company’s stock at $15.00 per share. As of December 31, 2006, all the warrants remain outstanding.

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

If the amount of the CIP is determined on the closing date of a change in control transaction, each participant will receive a CIP equal to the participant’s allocated percentage of a bonus pool, the value of which will be equal to $1,650,000 multiplied by the amount by which the per-share price of the Holding Company’s common stock exceeds $7.00, based on the price per share paid for the Holding Company’s common stock in the transaction. A “change in control” for purposes of the plan generally consists of either an acquisition of more than 30% of the Holding Company’s voting securities (other than by a holder of 5% or more of the Holding Company’s fully-diluted common stock on the effective date of the MIP), which represents a greater percentage than is held in the aggregate by the Holding Company’s existing stockholders, or the current Board members (and their approved successors) ceasing to constitute a majority of the Board or, if applicable, the board of directors of a successor to the Company.

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

As of December 31, 2005, no amounts had been accrued under the MIP. As a result of the transaction disclosed in Note 1, the Company accrued approximately $3.8 million under the MIP as of December 31, 2006.

12.	RELATED PARTIES TRANSACTIONS

As discussed in Note 7, on July 29, 2005, the Holding Company entered into amended and restated financing agreements to restructure $125.6 million of the Senior Secured Notes, which were issued by IMPSAT Argentina and IMPSAT Brazil pursuant to separate credit agreements that are each guaranteed by the Holding Company. The restructured Senior Secured Notes were, and continue to be, held by Morgan Stanley Senior Funding, Inc. (“MSSF”) and, through participation, accounts of WRH Partners Global Securities, L.P. and/or certain of its affiliates (collectively, “WR Huff”). Each of MSSF and Huff are affiliates of certain members of our board of directors. In addition, affiliates of MSSF hold a significant portion of the Holding Company’s common stock and Series B Notes, and have been granted stock options. WR Huff holds a significant portion of the Series A Notes and Series B Notes. The terms and conditions of the amendments were negotiated by a special committee of the Holding Company’s board of directors that (i) was formed to explore recapitalization alternatives, (ii) retained Lehman Brothers Inc. as its exclusive financial advisor and (iii) received an opinion from Lehman Brothers Inc. that the restructuring transaction was fair to the Holding Company, IMPSAT Argentina and IMPSAT Brazil.

On March 15, 2007, the Company and its subsidiaries in Argentina and Brazil entered into amendments to the Argentina Financing Agreement and the Brazil Financing Agreement, which provided for the extension of the interest payment date under the Argentina Financing Agreement and the interest and principal payment dates under the Brazil Financing Agreement from March 25, 2007 to May 25, 2007, and the waiver through the first quarter of 2008 of the Debt Service Coverage Ratio, as defined in the Brazil Financing Agreement.

As discussed in Note 10, on November 17, 2005, the Holding Company granted stock options for 10,000 shares and 32,546 shares of common stock to Morgan Stanley & Co., an affiliate of certain directors of the Holding Company, in recognition of the service of an affiliated director on the board of directors of the Holding Company.

During the years ended December 31, 2004, 2005 and 2006, the Company purchased telecommunications equipment and services from Nortel Networks Limited, an affiliate, the holder of the Company’s outstanding warrants, totaling $2.2 million, $1.2 million and $1.1 million, respectively.

13. COMMITMENTS AND CONTINGENCIES

Commitments — The Company leases satellite capacity with average annual rental commitments of approximately $13.7 million through 2009 under non-cancelable agreements. In addition, the Company maintains other operating leases with average rental commitments of approximately $4.2 million through 2009. The Company also has committed to long-term contracts for the purchase of satellite and terrestrial links from third parties for approximately $14.4 million and $12.5 million through 2015 and 2009, respectively. The Company has commitments to purchase communications and data center equipment amounting to approximately $5.2 million at December 31, 2006.

The Holding Company is a guarantor of the Senior Secured Notes issued by its subsidiaries and other financing agreements entered by certain of its subsidiaries. At December 31, 2006, the aggregate balance outstanding that has been guaranteed by the Holding Company was approximately $106.5 million (see Note 7).

The Company maintains commercial insurance policies which serve to guarantee certain of the Company’s performance obligations for services under some public and private contract bids which total approximately $61.5 million as of December 31, 2006.

Employment Agreements – The Company entered into employment agreements with two of its senior executives which provide for a three year term (subject to recurrent automatic one year renewals). Under such agreements, the base salary of these executives amounts to approximately $0.8 million per year. These agreements were to expire on March 25, 2006, but have each been automatically extended pursuant to the terms of the agreements and are currently scheduled to expire on March 25, 2008 unless renewed.

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

Pursuant to a court order in August 2001, the IPO Class Action was consolidated for all pre-trial purposes in In re Initial Public Offering Securities Litigation, 21 MC 92, an intra-district proceeding involving approximately 900 lawsuits relating to the initial public offerings of approximately 310 companies. In July 2002, the Holding Company and the other defendants filed a motion to dismiss, which was denied as to the Holding Company and one individual officer in February 2003. In April 2003, the Holding Company was advised that global settlement discussions between the plaintiffs and the Holding Company’s insurer (on behalf of the Holding Company and the individual defendants) to resolve plaintiffs’ claims against all 310 companies had reached an advanced stage. Among other things, the proposed settlement would result in a broad release of claims against the Holding Company, its officers and directors, and other issuers, and their officers and directors without a direct financial contribution by the Holding Company. Settlement papers seeking preliminary approval of the settlement and certification of the investor class were submitted to the court in June 2004. In February 2005, the court granted preliminary approval for a proposal settlement. The settlement is subject to certain final determinations by the Court, which has been considering the settlement since preliminary approval.

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

Buenos Aires and Quilmes Antenna Tax Liabilities — On December 4, 2006, the tax authorities of the city of Buenos Aires, Argentina, sent IMPSAT Argentina a tax assessment for the fourth quarterly installment of 2006 relating to a purported tax for the use of the air space in and around the City in respect of the IMPSAT Argentina’s antennas and supporting structures in the amount of $1.7 million. Included in the notice was a statement of additional assessments covering earlier years (2003 through 2005) and the first three quarters of 2006. The total amount for these earlier periods was $33.1 million. This estimate is based on invoices received from the City of Buenos Aires through December 31, 2006 and the City’s recently enacted 2007 Fiscal Code. IMPSAT Argentina had previously received notices from the city for these types of taxes, both in 2005, related to the second and third quarters of fiscal 2005 and other related to the fiscal year 2003, which followed a request from the city in 2003 for information regarding the ownership by the Company of antennas in the city for purposes of imposition of the tax. IMPSAT Argentina has formally objected to the legality of the tax and certain factual assumptions used in calculating the tax and has rejected each of the notice in an administrative proceeding filed before the City of Buenos Aires. IMPSAT Argentina learned in July 2005 that the city had rejected the Company’s objection to the legality of the tax through a “Providencia” which also has been rejected by IMPSAT Argentina and is also the subject of the administrative proceeding. In December 2006, IMPSAT Argentina filed an objection of the notice and antenna tax assessment for the third quarter of 2006. In the objection, IMPSAT Argentina reaffirmed the Company’s objection to the legality of the tax. IMPSAT Argentina objection is pending resolution before the City’s tax authorities. IMPSAT Argentina believes, based on its analysis of the issue and the advice of its legal counsel, that no tax is owed and the Company intends to vigorously defend against any requirement that the Company pay the tax.

In late December 2006, the tax authorities of the Municipality of Quilmes in Argentina sent the Company a notice of provisional tax assessment with respect to the installation and inspection of antennas for the years 2001 through 2006 in the amount of approximately $12.5 million, plus defaulted interest. IMPSAT Argentina believes, based on management’s analysis and the advice of IMPSAT Argentina´s legal counsel, that either no tax is owed or the amount of such tax is significantly less than the amount asserted in the notice. The Company intends to vigorously defend against this provisional tax assessment.

Brazilian Tax Claims — In October 2004, the Brazilian tax authorities issued two tax infraction notices against IMPSAT Brazil for the collection of the Import Duty and the Tax on Manufactured Products, plus fines and interests. The notice informed IMPSAT Brazil that the taxes were levied because a specific document (Declaração de Necessidade - “Statement of Necessity”) was not provided by IMPSAT Brazil at the time of importation, in breach of MERCOSUR rules. The total amount of the tax assessment was approximately $4.3 million at December 31, 2006. Oppositions were filed on behalf of IMPSAT Brazil arguing that the Argentine exporter (Corning Cable Systems Argentina S.A.) complied with the MERCOSUR rules and a favorable first instance decision was granted. However, due to the amount involved, the case was remitted to the official compulsory review by the Federal Taxpayers Council. The administrative final decision is still pending.

In addition, in December 2004, the tax authorities of the State of São Paulo, in Brazil, issued an infraction notice for collection of Tax on Distribution of Goods and Services (“ICMS”) supposedly due on the lease of movable properties by comparing such activity to communications services, on which the ICMS state tax is actually levied. The total amount of this tax assessment was approximately $5.2 million at December 31, 2006, including interest and penalties. A defense was filed on behalf of IMPSAT Brazil, arguing that the lease of assets could not be treated as a communication service subject to ICMS. The defense was rejected in the first administrative level, and an appeal to State Administrative Court was then filed, which is pending judgment. The Company believes there are good grounds to have the tax assessment cancelled. However, if the tax assessment is not cancelled in the administrative level for any reason, judicial measures may be adopted to remove such tax assessment.

14. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected financial information for the quarterly periods in 2005 and 2006 is presented below:

	2005 Quarters
	First	Second	Third	Fourth
Total net revenue	$59,872	$61,458	$65,408	$67,236

Operating (loss) income	(1,392)	(2,664)	826	39

Net loss	(8,224)	(6,967)	(5,163)	(15,894)

Net loss per common share:
Basic	(0.82)	(0.69)	(0.51)	(1.59)

Diluted	(0.82)	(0.69)	(0.51)	(1.59)

	2006 Quarters
	First	Second	Third	Fourth
Total net revenue	$68,558	$69,438	$71,078	$75,895

Operating income (loss)	1,683	2,578	(3,017)	(409)

Net loss	(2,286)	(3,485)	(17,467)	(12,405)

Net loss per common share:
Basic	(0.23)	(0.34)	(1.73)	(1.23)

Diluted	(0.23)	(0.34)	(1.73)	(1.23)

15. GUARANTOR FINANCIAL INFORMATION

The financial information of IMPSAT Argentina, a guarantor subsidiary of the Holding Company’s Series A 6% Senior Guaranteed Notes due 2011 and Series B 6% Senior Guaranteed Notes due 2011, as of December 31, 2005 and 2006 and for the years ended December 31, 2004, 2005 and 2006 is shown in a separate column in the accompanying consolidating financial information, as follows:

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,026	$3,300	$19,744		$24,070
Trade accounts receivable, net		12,169	23,643		35,812
Other receivables		32,722	50,896	$(72,834)	10,784
Prepaid expenses	203	526	2,333	(238)	2,824

Total current assets	1,229	48,717	96,616	(73,072)	73,490

PROPERTY, PLANT AND EQUIPMENT, Net		68,242	241,650		309,892

NON-CURRENT ASSETS:
Investments	50,108			(50,108)
Other non-current assets	109,883	6,951	9,206	(109,879)	16,161

Total non-current assets	159,991	6,951	9,206	(159,987)	16,161

TOTAL	$161,220	$123,910	$347,472	$(233,059)	$399,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$22,913	$23,995	$64,088	$(64,916)	$46,080
Short-term debt			2,168		2,168
Current portion of long-term debt		9,308	8,296		17,604
Interest payable	1,626	5,989	10,304	(7,466)	10,453
Accrued and other liabilities	33	9,739	34,045	(8,950)	34,867

Total current liabilities	24,572	49,031	118,901	(81,332)	111,172
LONG-TERM DEBT, Net	92,903	42,876	92,552		228,331
OTHER LONG-TERM LIABILITIES		18,589	99,321	(101,615)	16,295

Total liabilities	117,475	110,496	310,774	(182,947)	355,798
STOCKHOLDERS’ EQUITY	43,745	13,414	36,698	(50,112)	43,745

TOTAL	$161,220	$123,910	$347,472	$(233,059)	$399,543

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,960	$1,308	$18,047		$21,315
Trade accounts receivable, net		10,842	30,866		41,708
Other receivables	8,521	38,053	47,798	$(82,837)	11,535
Prepaid expenses	197	637	4,102	(1,537)	3,399

Total current assets	10,678	50,840	100,813	(84,374)	77,957

PROPERTY, PLANT AND EQUIPMENT, Net		61,378	233,492	(122)	294,748

NON-CURRENT ASSETS:
Investments	40,277		538	(40,815)
Other non-current assets	102,389	3,888	21,668	(113,109)	14,836

Total non-current assets	142,666	3,888	22,206	(153,924)	14,836

TOTAL	$153,344	$116,106	$356,511	$(238,420)	$387,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$30,643	$17,221	$74,317	$(68,279)	$53,902
Short-term debt			839		839
Current portion of long-term debt		9,281	26,235		35,516
Current portion of deferred revenue			1,889		1,889
Interest payable	2,169	4,575	9,388	(7,716)	8,416
Accrued and other liabilities	6,762	17,510	37,433	(9,217)	52,488

Total current liabilities	39,574	48,587	150,101	(85,212)	153,050
LONG-TERM DEBT, Net	92,903	41,154	70,657		204,714
DEFERRED REVENUES, Net			7,169		7,169
OTHER LONG-TERM LIABILITIES	10,462	25,331	88,676	(112,266)	12,203

Total liabilities	142,939	115,072	316,603	(197,478)	377,136
STOCKHOLDERS’ EQUITY	10,405	1,034	39,908	(40,942)	10,405

TOTAL	$153,344	$116,106	$356,511	$(238,420)	$387,541

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed Consolidated
NET REVENUES:
Broadband and satellite		$31,967	$150.997	$(21,000)	$161,964
Internet		7,011	24,829	(5,715)	26,125
Value added services		18,080	11,877	(13,283)	16,674
Telephony		14,233	14,003	(6,563)	21,673
Sales of equipment		703	576		1,279

Total net revenues		71,994	202,282	(46,561)	227,715

COSTS AND EXPENSES:
Direct costs:
Contracted services		8,491	22,383	(9,589)	21,285
Other direct costs		5,522	15,125		20,647
Leased capacity		20,499	71,069	(23,936)	67,632
Cost of equipment sold		495	515	(47)	963

Total direct costs		35,007	109,092	(33,572)	110,527
Salaries and wages	$440	11,675	34,224		46,339
Selling, general and administrative	14,790	7,358	14,422	(12,989)	23,581
Gain on extinguishment	(115)				(115)
Depreciation and amortization		8,827	35,970		44,797

Total costs and expenses	15,115	62,867	193,708	(46,561)	225,129

Operating (loss) income	(15,115)	9,127	8,574		2,586

OTHER INCOME (EXPENSE):
Interest income	5,373	84	(9,298)	4,977	1,136
Interest expense	(5,396)	(5,564)	(5,169)	(4,977)	(21,106)
Net (loss) gain on foreign exchange		(1,002)	6,806		5,804
Equity in income of affiliates	(1,297)		2,351	(1,054)
Other income (expense), net	2,216	(150)	(1,226)		840

Total other income (expense)	896	(6,632)	(6,536)	(1,054)	(13,326)

LOSS INCOME BEFORE INCOME TAXES	(14,219)	2,495	2,038	(1,054)	(10,740)
PROVISION FOR FOREIGN INCOME TAXES		(413)	(3,066)		(3,479)

NET (LOSS) INCOME	$(14,219)	$2,082	$(1,028)	$(1,054)	$(14,219)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
NET REVENUES:
Broadband and satellite		$34,045	$157,058	$(18,251)	$172,852
Internet		8,111	27,940	(5,460)	30,591
Value added services		17,757	21,306	(14,189)	24,874
Telephony		18,209	15,294	(8,536)	24,967
Sales of equipment		42	648	—	690

Total net revenues		78,164	222,246	(46,436)	253,974

COSTS AND EXPENSES:
Direct costs:
Contracted services		9,003	23,911	(8,535)	24,379
Other direct costs		8,648	20,656	(395)	28,909
Leased capacity		24,060	75,023	(24,093)	74,990
Cost of equipment sold		46	591	(6)	631

Total direct costs		41,757	120,181	(33,029)	128,909

Salaries and wages	$440	12,547	37,610		50,597
Selling, general and administrative	14,221	6,452	15,069	(13,407)	22,335
Depreciation and amortization		13,032	42,292		55,324

Total costs and expenses	14,661	73,788	215,152	(46,436)	257,165

Operating (loss) income	(14,661)	4,376	7,094		(3,191)

OTHER INCOME (EXPENSES):
Interest income	5,722	437	824	(5,550)	1,433
Interest expense	(6,551)	(9,199)	(22,194)	5,550	(32,394)
Net (loss) gain on foreign exchange	(13)	(692)	10,836		10,131
Equity in loss of affiliates	(16,266)		(10,364)	26,630
Other (expense) income net	(4,479)	304	(3,560)		(7,735)

Total other (expenses) income	(21,587)	(9,150)	(24,458)	26,630	(28,565)

(LOSS) INCOME BEFORE INCOME TAXES	(36,248)	(4,774)	(17,364)	26,630	(31,756)
PROVISION FOR FOREIGN INCOME TAXES	—	(794)	(3,698)		(4,492)

NET LOSS	$(36,248)	$(5,568)	$(21,062)	$26,630	$(36,248)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
NET REVENUES:
Broadband and satellite		$32,065	$171,359	$(18,756)	$184,668
Internet		8,928	33,266	(6,131)	36,063
Value added services		16,428	33,007	(13,680)	35,755
Telephony		18,173	15,102	(5,982)	27,293
Sales of equipment		78	1,112		1,190

Total net revenues		75,672	253,846	(44,549)	284,969

COSTS AND EXPENSES:
Direct costs:
Contracted services		8,977	27,120	(10,162)	25,935
Other direct costs		9,522	27,197	(1,146)	35,573
Leased capacity		22,086	74,753	(21,115)	75,724
Cost of equipment sold		84	288	(1)	371

Total direct costs		40,669	129,358	(32,424)	137,603
Salaries and wages	$4,600	13,754	42,474		60,828
Selling, general and administrative	13,489	6,907	17,123	(12,125)	25,394
Depreciation and amortization		11,714	48,595		60,309

Total costs and expenses	18,089	73,044	237,550	(44,549)	284,134

Operating (loss) income	(18,089)	2,628	16,296		835

OTHER INCOME (EXPENSES):
Interest income	4,319	124	1,670	(5,170)	943
Interest expense	(6,666)	(10,622)	(19,857)	5,170	(31,975)
Net (loss) gain on foreign exchange		(212)	7,261		7,049
Equity in loss of affiliates	(6,984)		(4,278)	11,262
Other (expense) income net	(7,967)	72	(222)	(121)	(8,238)

Total other (expenses) income	(17,298)	(10,638)	(15,426)	11,141	(32,221)

LOSS BEFORE INCOME TAXES	(35,387)	(8,010)	870	11,141	(31,386)
PROVISION FOR FOREIGN INCOME TAXES	(256)	(4,370)	369		(4,257)

NET LOSS	$(35,643)	$(12,380)	$1,239	$11,141	$(35,643)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Condensed consolidated
Cash flows provided by (used in) operating activities	$(12,174)	$8,892	$32,558	$6,242	$35,518
Cash flows provided by (used in) investing activities	11,035	(7,794)	(31,326)	(6,242)	(34,327)
Cash flows provided by (used in) financing activities		1,305	1,432		2,737
Effect of exchange rate change on cash and cash equivalents	(2,969)		1,198		(1,771)

Net (decrease) increase in cash and cash equivalents	(4,108)	2,403	3,862		2,157
Cash and cash equivalents at beginning of the year	43,883	1,432	16,183		61,498

Cash and cash equivalents at end of the year	$39,775	$3,835	$20,045	$—	$63,655

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005

(In thousands of U.S. Dollars)

	Holding Company	IMPSAT Argentina (Guarantor)	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(16,102)	$19,746	$72,883	$(44,078)	$32,449
Cash flows provided by (used in) investing activities		(7,294)	(71,089)	44,078	(34,305)
Cash flows provided by (used in) financing activities	(23,076)	(12,987)	(1,548)		(37,611)
Effect of exchange rate change on cash and cash equivalents	429		(547)		(118)

Net (decrease) increase in cash and cash equivalents	(38,749)	(535)	(301)		(39,585)
Cash and cash equivalents at beginning of the year	39,775	3,835	20,045		63,655

Cash and cash equivalents at end of the year	$1,026	$3,300	$19,744	$—	$24,070

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006

	Holding Company	IMPSAT Argentina (Guarantor)	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(10,057)	$(3,283)	$62,464	$(8,257)	$40,867
Cash flows provided by (used in) investing activities		(3,655)	(31,553)	(122)	(35,330)
Cash flows provided by (used in) financing activities	9,460	4,946	(30,474)	8,379	(7,689)
Effect of exchange rate change on cash and cash equivalents	1,531		(2,134)		(603)

Net increase (decrease) in cash and cash equivalents	934	(1,992)	(1,697)		(2,755)
Cash and cash equivalents at beginning of the year	1,026	3,300	19,744		24,070

Cash and cash equivalents at end of the year	$1,960	$1,308	$18,047	$—	$21,315