Form 10-K/A
period 2006-12-31
IMPSAT FIBER NETWORKS INC
filed 2007-04-16
CIK 1022329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________

FORM 10-K/A

Amendment No. 1
____________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-29085
____________
IMPSAT Fiber Networks, Inc.
(Exact name of registrant as specified in its charter)
____________

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

____________

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

In this Report, “Company,” “IMPSAT,” “we,” “us” and “our” refer to IMPSAT Fiber Networks, Inc. and its subsidiaries.

Amendment No. 1 to IMPSAT Fiber Networks, Inc.’s Annual Report on Form 10-K
For the Year Ended December 31, 2006

EXPLANATORY NOTE

This Amendment on Form 10-K/A (this “Amendment”) constitutes Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on April 9, 2007 (the “Form 10-K”). This Amendment amends and restates Item 12 of the Form 10-K in its entirety in order to correct an inadvertent error in Item 12 in which 844,641 shares of the Company’s common stock held by Outrider Management, LLC were inadvertently omitted and included in shares held by Ricardo A. Verdaguer. No other amendments have been made, and this Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings, if any.

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

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Total Shares	Percent(1)
Common Stock

Beneficial Owners of more than 5%
Morgan Stanley & Co. Incorporated(2)	3,165,645	29.8%
William R. Huff(3)	2,915,469	22.3%
Nortel Networks Limited(4)	2,755,108	21.5%
UBS Securities LLC(5)	1,918,380	18.9%
James G. Dinan(6)	1,522,758	14.6%
Outrider Management, LLC(7)	844,163	8.3%
SDS Capital Group SPC, Ltd.(8)	534,659	5.3%

Directors and Executive Officers
Ricardo A. Verdaguer	786,080	7.3%
Edward Dartley(3)	2,000	0.0%
Bryan E. Bloom(3)	—	—
Thomas Doster IV(2)	—	—
Ignacio Troncoso	40,000	0.4%
Héctor Alonso	209,497	2.0%
Marcello Girotti	195,392	1.9%
Mariano Torre Gómez	205,352	2.0%
Matias Heinrich	202,118	2.0%
Guillermo V. Pardo	132,913	1.3%
José R. Torres	132,913	1.3%
All Directors and Officers as a Group (11 persons)	1,906,265	16.1%

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

(7)
Outrider Management, LLC is the general partner and investment advisor of Outrider Master Fund, LP, a security holder of the issuer. Outrider Management, LLC is also an investment advisor and has sole investment discretion with respect to an account of HFR EM Outrider Master Trust, a security holder of the issuer. The address of Outrider Management, LLC is 455 Market Street, Suite 1600, San Francisco, CA 94105-2420.

(8)
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

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,834,138	$14.28	1,052,906
Equity compensation plans not approved by security holders(2)	40,000	$8.38	0
Total	1,874,138	$14.16	1,052,906
___________
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Buenos Aires in the Republic of Argentina, on April 16, 2007.

IMPSAT FIBER NETWORKS, INC.
By:	/s/ RICARDO A. VERDAGUER
Ricardo A. Verdaguer
President and Chief Executive Officer
Date: April 16, 2007